Form 10-K
period 2015-01-31
AUTODESK INC
filed 2015-03-18
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 226.6 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2014) was approximately $12.1 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 28, 2015, the registrant had outstanding 227,204,316 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2015.

[THIS PAGE INTENTIONALLY LEFT BLANK]

AUTODESK, INC. FORM 10-K

2015 Form 10-K 3

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future financial results, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, revenue from our channel partners and changes in mix of channel partners, our ability to increase our subscription base, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of weak global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses and the predictability and ratability of our revenue over time, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a global leader in design software and services, offering customers productive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction; manufacturing; and digital media, consumer, and entertainment industries. Our sophisticated software products enable our customers to experience their ideas before they are real. Customers are able to imagine, design, and create their ideas by visualizing, simulating and analyzing real-world performance early in the design process by creating and manipulating digital prototypes. These capabilities allow our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate intentions, and collaborate with others. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors. Additionally, we sell a line of consumer products for digital art, personal design and creativity, and home design. These products are sold over the Internet and in various digital storefronts, including the Apple App Store and the Google Play Store.

Segments

We report based on four reportable operating segments:

•	Architecture, Engineering, and Construction (“AEC”), which accounted for 35% of our net revenue in fiscal 2015;

•	Platform Solutions and Emerging Business (“PSEB”), which accounted for 32% of our net revenue in fiscal 2015;

•	Manufacturing (“MFG”), which accounted for 27% of our net revenue in fiscal 2015; and

•	Media and Entertainment (“M&E”), which accounted for 6% of our net revenue in fiscal 2015.

2015 Form 10-K 4

A summary of our net revenue and results of operations for our business segments is found in Note 13, “Segments,” in the Notes to our Consolidated Financial Statements.

Our AEC, PSEB, and MFG segments derive revenue from the sale of licenses and subscriptions for software products and services to customers who design, build, and own buildings, infrastructures, and manufactured products. In addition to software products, the AEC, PSEB, and MFG segments offer a range of services, including consulting, support, and training, largely dedicated to enhancing our ability to sell licenses and subscriptions to our software products. Our M&E segment derives revenue from the sale of licenses and subscriptions for software products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design, and interactive web streaming. In addition, our animation products produced by our M&E segment are often used by customers of products from our other segments for the visualization of their designs.

The principal products and services of these segments include the following:

•
Flagship products, which accounted for approximately 48% of our net revenue in fiscal 2015, are our core standalone horizontal, vertical, and model-based design products including AutoCAD, AutoCAD LT, AutoCAD Mechanical, AutoCAD Civil 3D, AutoCAD Map, AutoCAD Architecture, 3ds Max, and Maya.

•
Suites, which accounted for approximately 36% of our net revenue in fiscal 2015, are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective, including Autodesk Building Design Suites, Autodesk Product Design Suites, Autodesk Infrastructure Design Suites, and AutoCAD Design Suites.

•
New and Adjacent products, which accounted for approximately 16% of our net revenue in fiscal 2015, are new product offerings as well as products that are not considered flagship or suites, including Moldflow, Alias Design, Autodesk Creative Finishing products, and Vault.

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

PRODUCTS

The principal product offerings from Autodesk’s different segments are as follows:

AEC

Our AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built, and managed. A broad portfolio of solutions enables greater efficiency, accuracy, and sustainability across the entire project lifecycle. Our AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, collaboration, and project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation, and construction, uses consistent, coordinated information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. The segment’s principal product offerings included the following during fiscal 2015:

2015 Form 10-K 5

•	Autodesk Building Design Suites

Autodesk Building Design Suites ("BDS") give the power of BIM or CAD, with tools for modeling, visualization, and documentation. With a comprehensive set of tools, BDS gives customers the ability to manage all phases of design and construction. Three editions of BDS are available to meet each customer's particular business needs and offer the depth and breadth of the Autodesk portfolio.

•	Autodesk Revit

Purpose-built for BIM, the Autodesk Revit products collect information about a building project and allow this information to be coordinated across all other representations of the project, so that every drawing sheet, 2D and 3D view and schedule is based on internally consistent and complete information from the same underlying building database. The Autodesk Revit products, including AutoCAD Revit Architecture Suite, AutoCAD Revit MEP Suite, and AutoCAD Revit Structure Suite, provide an intuitive, sophisticated, model-based design and documentation system for architects; mechanical, electrical, and plumbing ("MEP") engineers; structural engineers; design-build teams; and other design and building industry professionals.

•	Autodesk Infrastructure Design Suites

The Infrastructure Design Suites are the BIM for Infrastructure design solution that combines intelligent, model-based tools to help the user to gain more accurate, accessible, and actionable insight. With unique access to the Autodesk infrastructure software portfolio, users can benefit throughout the execution and lifecycle of transportation, land, and water projects. Three editions of Infrastructure Design Suites are available to meet each customer's particular business needs and offer the depth and breadth of the Autodesk portfolio.

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

AutoCAD Map 3D software provides direct access to data needed for infrastructure planning, design, and management activities. AutoCAD Map 3D software helps professionals working on transportation, land development, water, and power projects to more easily create, manage, and analyze design geographic information system and asset data.

PSEB

Our PSEB segment includes our design product, AutoCAD. Our AutoCAD product is a platform product that underpins our design product offerings for all the industries we serve. For example, our AEC and MFG segments offer tailored versions of AutoCAD software for the industries they serve. Our AutoCAD product also provides a platform for our developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB's revenue primarily includes revenue from sales of licenses of our design products, AutoCAD and AutoCAD LT, as well as the AutoCAD Design Suite and many other design and consumer products. The segment’s principal product offerings included the following during fiscal 2015:

•	AutoCAD

AutoCAD software, which is our largest revenue-generating product, is a customizable and extensible computer-aided design (CAD) application for professional design, drafting, detailing, and visualization. AutoCAD software provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction to manufacturing, civil engineering, and process plant design.

2015 Form 10-K 6

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

MFG

Our MFG segment provides manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together product data from all phases of the product development through production process to develop a single digital model created in Autodesk Inventor software. Our solutions for digital prototyping are scalable, attainable, cost-effective, and allow for real-world simulation, enabling a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s principal product offerings included the following during fiscal 2015:

•	Autodesk Product Design Suites

Autodesk Product Design Suites ("PDS") is a comprehensive solution for digital prototyping, delivering 3D design, visualization and simulation tools to complete the entire engineering process. The digital prototyping capabilities of PDS can help customers design better products, reduce development costs and get to market faster. Two editions of PDS are available to meet each customer's particular business needs and offer the depth and breadth of the Autodesk portfolio.

•	Autodesk Inventor

Autodesk Inventor allows manufacturers to go beyond 3D design to digital prototyping by giving engineers a comprehensive and flexible set of tools for 3D mechanical design, simulation, analysis, tooling, visualization, and documentation. With Autodesk Inventor, engineers can integrate AutoCAD drawings and model-based design data into a single digital model, creating a virtual representation of a final product that enables them to validate the form, fit, and function of the product before it is ever built.

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

M&E

Our M&E segment consists of two product groups: Animation and Creative Finishing. Animation products are sold as software only and provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Creative Finishing products are primarily sold as turnkey solutions for editing, finishing and visual effects design and color grading. Principal product offerings in our M&E segment’s Animation and Creative Finishing product groups included the following during fiscal 2015:

Animation

•	Autodesk 3ds Max

Autodesk 3ds Max software provides 3D modeling, animation, and rendering solutions that enable game developers, design visualization professionals and visual effects artists to digitally create realistic images, animations, and complex scenes and to digitally communicate abstract or complex mechanical, architectural, engineering, and construction concepts.

2015 Form 10-K 7

•	Autodesk Maya

Autodesk Maya software provides 3D modeling, animation, effects, rendering and compositing solutions that enable film and video artists, game developers, and design visualization professionals to digitally create engaging, lifelike images, realistic animations and simulations, extraordinary visual effects, and full length animated feature films.

Creative Finishing

•	Autodesk Flame, Autodesk Smoke, and Autodesk Lustre

Autodesk Flame software is an interactive real-time design, finishing, grading, and visual effects solution for supervised post-production. Autodesk Smoke software is a non-linear and non-compressed online editing, effects, and finishing software application and is used in commercials, music videos, corporate video, film as well as broadcast design projects. Autodesk Lustre software is a high-performance color grading solution used by artists for creative look development and final color and lighting effects for both film and television.
PRODUCT DEVELOPMENT AND INTRODUCTION

The technology industry is characterized by rapid technological change in computer hardware, operating systems, and software. In addition, our customers’ requirements and preferences rapidly evolve, as do their expectations of the performance of our software. To keep pace with these changes, we maintain a vigorous program of new product development to address demands in the marketplace for our products.

The software industry is undergoing a transition from the personal computer to cloud, social, and mobile computing. In fiscal 2015, we continued to successfully implement a strategic transition of our business model announced in fiscal 2014. We accelerated our move to the cloud and expanded our flexible product license offerings. We introduced Desktop Subscription (formerly known as rental) for a broader range of our product portfolio, expanded our new token-based licensing program to more enterprise customers, and continued to expand our industry leading cloud based offerings. These offerings are designed to give our customers even more value and flexibility to use our products, and also to attract new types of customers, such as project-based users and small businesses that have more variable needs. Further, to support our transition, we have discontinued licensing upgrades effective March 6, 2015 and, on February 4, 2015, we also announced that new commercial seats of most standalone software products will be available only by desktop subscription beginning February 1, 2016. Collectively, these measures helped increase many of our performance metrics including billings, deferred revenue, and subscriptions, which will result in more predictable and ratable revenue over time.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies. For example, in fiscal 2015, we announced that we would create Spark, a 3D printing software platform for developers to facilitate the advancement of 3D printing technology and begin manufacturing and selling Ember, an Autodesk-branded 3D printer. The Ember 3D printer became available for consumer purchase in February 2015.

Research and development expenditures were $725.2 million or 29% of fiscal 2015 net revenue, $611.1 million or 27% of fiscal 2014 net revenue and $600.0 million or 26% of fiscal 2013 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

The majority of our research and product development is performed in the United States, China, Singapore, and Canada. However, we employ experienced software developers in many of our other locations. Translation and localization of our products are performed in a number of local markets, principally Singapore and Switzerland. We generally localize and translate our products into German, French, Italian, Spanish, Russian, Japanese, Korean, and simplified and traditional Chinese.

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

2015 Form 10-K 8

In addition, our business and our customers benefit from our relationships with a network of over 4,000 third-party developers who develop and sell their own products that further enhance the range of integrated solutions available to our customers.

For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with a select set of customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 2,200 resellers and distributors worldwide. For fiscal 2015, approximately 83% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We anticipate that our channel mix will change to support our new business model and plan to proactively work with our channel partners to ensure a smooth transition. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Sales through our largest distributor, Tech Data Corporation and its affiliates, accounted for 25%, 24%, and 23% of our net revenue for fiscal years 2015, 2014, and 2013, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2015 net revenue in the Americas, EMEA, and APAC was $898.0 million (36%), $980.0 million (39%), and $634.2 million (25%), respectively. We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions and currency exchange rates in the countries that contribute a significant portion of our net revenue, including emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

We also work directly with reseller and distributor sales organizations, computer manufacturers, other software developers, and peripherals manufacturers in cooperative advertising, promotions, and trade-show presentations. We employ mass-marketing techniques such as webcasts, seminars, telemarketing, direct mailings, sponsorships, advertising in business and trade journals, and social media. We have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.

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

2015 Form 10-K 9

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a leveraged support model, augmented by direct programs designed to address certain specific needs. Our customers rely primarily on the resellers and distributors from which they purchased licenses to our products for technical support; however, we do provide certain direct support for some of our customers. We support our resellers and distributors through technical product training, sales training classes, the Internet, and telephone. We also provide online support directly to our customers through our maintenance program. There are also a number of user group forums in which customers are able to share information.

EDUCATION, SUSTAINABILITY, AND PHILANTHROPIC PROGRAMS

Education

Our Education initiatives inspire the youth of today to imagine, design, and create a better world by offering free educational licenses of Autodesk software worldwide to students, educators, and educational institutions.

We help fuel a lifelong passion for design in students of all ages and collaborate with educators, institutions, and partners that encourage design learning and further Science, Technology, Engineering, Digital Arts, and Math (STEAM) education objectives.  Within the secondary and postsecondary global education markets, our learning content and standards based curriculum enable tomorrow’s workforce to graduate industry-ready, with marketable design skills that are in high demand.   Whether these students are future professional designers or lifelong design hobbyists, our full portfolio of professional-grade and personal design products introduces students and educators at all levels to software that can unleash their creativity.

Sustainability

To help our customers imagine, design, and create a better world, our Sustainability Programs focus our efforts where we can have the greatest impact: providing sustainability solutions, delivering sustainable design learning and training opportunities, expanding access to technology, and leading by example with our sustainable business practices. This benefits our customers, who use our products and services to improve design decisions that have substantial and long-term environmental impacts. Through access to free resources including the Autodesk Sustainability Workshop, Building Performance Analysis Certificate ("BPAC") Program and building design courses, students and professionals are learning how to use design technology and analytics to make better, more sustainable design decisions during the design process.

Philanthropy

The Autodesk Foundation (the "Foundation"), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to create a better world at work, at home, and in the community by matching employee’s volunteer time and/or donations to nonprofit organizations; and to support organizations and individuals using design to drive positive social and environmental impact. In the latter case, we use grant funding, software donations, and training to accomplish this goal, selecting the most impactful and innovative organizations around the world, thus, leading to a better future for our planet. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, social and environmental entrepreneurs, and others who are developing design solutions that will shape a more sustainable future.

DEVELOPER PROGRAMS

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide marketing, sales, technical support, and programming tools to developers who develop add-on applications for our products. Over 4,000 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.

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

2015 Form 10-K 10

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors in the PSEB, AEC, and MFG segments include Adobe Systems Incorporated, ANSYS, Inc., AVEVA Group plc, Bentley Systems, Incorporated, Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Environmental Systems Research Institute, Inc. (ESRI), Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, PTC, 3D Systems, Seimens PLM, and Trimble Navigation Limited.

Our M&E segment also competes with a wide range of different companies from large, global, publicly-traded companies to small private entities. Large organizations that produce products that compete in some or all of our markets include Adobe Systems Incorporated, Apple Inc., Avid Technology, Inc., SONY Corporation, and Technicolor, among others. The media and entertainment market is highly fragmented with complex interdependencies between many of the larger businesses. As a result, some of our competitors also own subsidiaries that are our customers or our partners in developing or bringing to market some of our solutions. In addition to traditional competitors in developed economies, we encounter new competitors in emerging economies.

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry is presently undergoing a platform shift from the personal computer to cloud and mobile computing. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of new competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing, and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins, and loss of market share, any of which could harm our business. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

We believe that our future results depend largely upon our ability to better serve customers by offering new products, including cloud and mobile computing products, whether by internal development or acquisition, and to continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price, and training.

INTELLECTUAL PROPERTY AND LICENSES

We maintain an active program to legally protect our investment in technology through intellectual property rights. We protect our intellectual property through a combination of patent, copyright, trademark and trade secret protections, confidentiality procedures, and contractual provisions. The nature and extent of legal protection associated with each such intellectual property right depends on, among other things, the type of intellectual property right and the given jurisdiction in which such right arises. We believe that our intellectual property rights are valuable and important to our business, including each of our segments.

Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws and enforcement of the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Enforcement of intellectual property rights against alleged infringers can sometimes lead to costly litigation and counterclaims. Our inability to protect our proprietary information could harm our business.

From time to time, we receive claims alleging infringement of a third party’s intellectual property rights, including patents. Disputes involving our intellectual property rights or those of another party have in the past and may in the future lead to, among other things, costly litigation or product shipment delays, which could harm our business.

We retain ownership of software we develop. Desktop software is licensed to users pursuant to ‘click through’ or signed license agreements containing restrictions on duplication, disclosure, and transfer. Cloud software and associated services are provided to users pursuant to on-line or signed terms of service agreements containing restrictions on access and use.

2015 Form 10-K 11

We believe that because of the limitations of laws protecting our intellectual property and the rapid, ongoing technological changes in both the computer hardware and software industries, we must rely principally upon software engineering and marketing skills to continually maintain and enhance our competitive market position.

While we have recovered some revenue resulting from the unauthorized use of our software products, we are unable to measure the full extent to which piracy of our software products exists. We believe, however, that software piracy is and can be expected to be a persistent problem that negatively impacts our revenue and financial results. We believe that our transition from perpetual use software licenses to a subscription-based business model combined with the change from desktop to cloud-based computing will shift the incentives and means by which software is pirated.

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

PRODUCTION AND SUPPLIERS

The production of our PSEB, AEC, MFG, and certain M&E software products involves duplication of the software media. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Media for our products such as DVDs and USB flash drives are available from multiple sources. For certain products and countries, we offer customers an electronic software download option for both initial product fulfillment as well as product updates for maintenance subscribers. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. For certain cloud-based products, we use a combination of co-located hosting facilities as well as infrastructure-as-a-service providers like Amazon Web Services. Packaging materials are produced to our specifications by outside sources. Production is performed in leased facilities operated by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2015, we employed approximately 8,823 people. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

2015 Form 10-K 12

ACQUISITIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses or certain technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2015, 2014, and 2013, we acquired a number of companies and certain technology related assets, some of which were accounted for as business combinations. The following were key acquisitions for fiscal years 2015, 2014, and 2013:

Date of closing	Company	Details
June 2014	Shotgun Software Inc. ("Shotgun")
The acquisition of Shotgun provides a cloud-based production management solution that enables digital studios to track, schedule, review, and collaborate on projects and images. Shotgun was integrated, and the related goodwill has been assigned to, Autodesk's M&E reportable segment.

May 2014	Within Technologies Limited ("Within”)
The acquisition of Within will accelerate Autodesk’s development of tools and technologies for advanced manufacturing, including 3D printing.  Within was integrated into, and the related goodwill has been assigned to, Autodesk’s PSEB reportable segment.

February 2014	Delcam plc (“Delcam”)
 The acquisition of Delcam provides Autodesk a range of design, manufacturing and inspection software that enables automated CADCAM solutions for a variety of industries, ranging from aerospace to toys and sports equipment. Delcam was integrated into, and the related goodwill has been assigned to, Autodesk's MFG reportable segment.

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

August 2012	Socialcam, Inc. ("Socialcam")
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

BACKLOG

We typically ship products shortly after receipt of an order, which is common in the software industry. Our backlog consists of current software license product orders which have not yet shipped. The category of current software license product orders which we have not yet shipped consists of orders from customers with approved credit status for currently available software products.

Backlog was $40.4 million at January 31, 2015 compared to $19.7 million at January 31, 2014. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors not related to future trends or events such as the order fulfillment process, the method of software delivery or the linearity of our business within the fiscal period.

GLOSSARY OF TERMS

Billings—Amounts billed to customers during the current fiscal period net of any partner incentives or other discounts.

2015 Form 10-K 13

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

Digital prototyping—Digital prototyping allows designers, architects and engineers to analyze, simulate, and visualize a design using a digital or virtual model rather than a physical model.

Flagship—Autodesk flagship products are our core design products. Flagship includes the following products: 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products (such as AutoCAD Architecture and Mechanical), Civil 3D, Inventor products (standalone), Map 3D, Maya, and Revit products (standalone).

License and Other revenue—License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of seat licenses, term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

Maintenance—Our maintenance program provides our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses and online support. We recognize maintenance revenue over the term of the agreements, generally between one and three years.

New and Adjacent—Autodesk new and adjacent products include Autodesk's new product offerings as well as products that are not included in flagship or suites. New and adjacent includes the following services and products: Autodesk Alias Design products, Autodesk 360 products, Autodesk Consulting, Autodesk Simulation, Autodesk Simulation Multiphysics, Autodesk Buzzsaw, Autodesk CF Design, Autodesk Constructware, Autodesk Consumer products, Autodesk Creative Finishing products, Delcam products, Autodesk Moldflow products, Autodesk Navisworks, Autodesk Scaleform, Autodesk Vault products, and all other products.

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

Total Subscriptions—Consists of subscriptions from our maintenance, desktop, cloud service and enterprise license offerings that are active as of the quarter end date. For certain cloud based and enterprise license offerings, subscriptions represent the monthly average activity reported within the last three months of the quarter end date. Total subscriptions do not include data from education offerings, consumer product offerings, certain Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation.

2015 Form 10-K 14

ITEM 1A.RISK FACTORS

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10-K, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition, and future results of operations. If any of the following risks actually occur, our business, financial condition, or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

Global economic and political conditions may further impact our business, financial results, and financial condition.

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years were characterized by weak global economic conditions, volatile credit markets, relatively high unemployment, a low level of liquidity in many financial markets, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues, and volatility in many financial instrument markets. If economic growth in countries where we do business slows, or if such countries experience further economic recessions, customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, longer sales cycles, and slower adoption of our technologies.

Over the past several years, many of our customers have experienced tighter credit, negative financial news, and weaker financial performance of their businesses and have reduced their workforces, thereby reducing the number of licenses and the number of maintenance contracts they purchase from us. In addition, a number of our customers rely, directly and indirectly, on government spending. Current debt balances of many countries without proportionate increases in revenues have caused many countries to reduce spending and in some cases have forced those countries to restructure their debt in an effort to avoid defaulting under those obligations. This has not only impacted those countries but others that are holders of such debt and those assisting in such restructuring.

These actions may impact, and over the past several years have negatively impacted, our business, financial results, and financial condition. Moreover, our financial performance may be negatively impacted by:

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

A slower economic recovery in industries important to our business may adversely affect our business, financial results, and financial condition. If a macro-economic recovery does not occur as rapidly as anticipated, our ability to meet our long-term financial targets may also be adversely affected.

If we fail to successfully manage our business model transition to cloud-based products and more flexible product licenses, our results of operations could be negatively impacted.
To address the industry transition from personal computer to cloud, social, and mobile computing, we have accelerated our move to the cloud and are offering more flexible product licenses. As part of this transition, we announced in fiscal 2014 that we are discontinuing upgrades after fiscal 2015 and, on February 4, 2015, we also announced that new commercial seats of

2015 Form 10-K 15

most standalone software products will be available only by desktop subscription beginning February 1, 2016. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period.
Our ability to achieve our financial objectives is subject to risks and uncertainties. The new offerings require a considerable investment of technical, financial, legal, and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge.  If we are unable to successfully establish these new offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.
Our strategy to develop and introduce new products and services exposes us to risks such as limited customer acceptance, costs related to product defects, and large expenditures that may not result in additional net revenue or could result in decreased net revenue.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. Customers are also reconsidering the manner in which they license software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We are also developing consumer products for digital art, personal design and creativity, and home design. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as an increase in our portfolio of, and focus on, suites and, most recently, our introduction of flexible license and service offerings. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue. For example, in fiscal 2015, we announced that we would create Spark, a 3D printing software platform for developers to facilitate the advancement of 3D printing technology, and begin manufacturing and selling Ember, an Autodesk-branded 3D printer. If we are not able to meet customer requirements, either with respect to our software or hardware products or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our suites and cloud-based services. We want customers using standalone Autodesk products to expand their portfolio with our suites and cloud-based offerings, and we are taking steps to accelerate this migration. At times, sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products have decreased without a corresponding increase in suites product or cloud-based services revenue or without purchases of customer seats to our suites. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as desktop subscription (formally referred to as rental) offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while potentially reducing our upfront perpetual revenue stream. Additionally, the software products we offer are complex, and despite extensive testing and quality control, may contain errors or defects. These errors or defects could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business.

Our executive management team must act quickly, continuously, and with vision, given the rapidly changing customer expectations and technology advancements inherent in the software industry, the extensive and complex efforts required to

2015 Form 10-K 16

create useful and widely accepted products and the rapid evolution of cloud computing, mobile devices, new computing platforms, and other technologies, such as consumer products. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy or adapt that strategy as market conditions evolve, we may fail to meet our customers' expectations, fail to compete with our competitors' products and technology, and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

Our entry into 3D printing presents many of the risks described above concerning developing and introducing new products as well as new risks for us. The manufacturing and 3D printing markets are highly competitive and some of our competitors have superior experience and resources to us. We have limited experience designing, developing, and selling hardware products and no experience developing and selling printers. The market for 3D printing is nascent and may not develop as rapidly as we expect. Our sale of 3D printers could subject us to product and other liability that we do not currently face. If any of these risks materialize, it could adversely affect our business and financial performance as well as our reputation and brand.

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation, political instability, and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 71% and 70% of our net revenue in fiscal 2015 and 2014, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our senior notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include:

•	fluctuating currency exchange rates, including risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	tariffs, quotas, and other trade barriers and restrictions;

•	transportation delays;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations,

•	longer collection cycles for accounts receivable;

2015 Form 10-K 17

•	potential changes in tax laws, including possible U.S. and foreign tax law changes that, if enacted, could significantly impact how multinational companies are taxed;

•	tax arrangements with foreign governments, including our ability to meet and renew the terms of those tax arrangements;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases.

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

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry is presently undergoing a platform shift from the personal computer to cloud and mobile computing. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary products and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing, and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications, or our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms, may adversely affect the sale of our products. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which would likely harm our business.

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

We use derivative instruments to manage a portion of our cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency contracts to manage a portion of our exposures of underlying assets, liabilities, and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities that extend for one to twelve months in the future, and provide us with some protection against currency exposures. However, our attempts to hedge against these risks may not be completely successful, resulting in an adverse impact on our financial results.

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

2015 Form 10-K 18

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For fiscal 2015 and fiscal 2014, approximately 83% and 84% of our revenue was derived from indirect channel sales through distributors and resellers, respectively, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 25% and 24% of our total net revenue for fiscal 2015 and 2014, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business, and political conditions in particular geographies, including Europe, APAC, and emerging economies;

•	failure to produce sufficient revenue, billings or subscription growth, and profitability;

•	failure to achieve anticipated levels of customer acceptance to our business model transition, including the impact of the end of upgrades and perpetual licenses;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	failure to achieve and maintain cost reductions and productivity increases;

•	dependence on and the timing of large transactions;

2015 Form 10-K 19

•	changes in product mix, pricing pressure or changes in product pricing;

•	changes in billings linearity;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower growth or contraction of our maintenance program;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and 3D printing;

•	the timing of the introduction of new products by us or our competitors;

•	the success of new business or sales initiatives and increasing our portfolio of product suites;

•	the financial and business condition of our reseller and distribution channels;

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies;

•	perceived or actual technical or other problems with a product or combination of products;

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;

•	increases in cloud services-related expenses;

•	security breaches and potential financial penalties to customers and government entities;

•	timing of additional investments in the development of our platform or deployment of our services;

•	timing of product releases and retirements;

•	changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	changes in sales compensation practices;

•	failure to effectively implement our copyright legalization programs, especially in developing countries;

•	failure to achieve sufficient sell-through in our channels for new or existing products;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	interruptions or terminations in the business of our consultants or third-party developers;

•	the timing and degree of expected investments in growth and efficiency opportunities;

•	failure to achieve continued success in technology advancements;

•	catastrophic events or natural disasters;

2015 Form 10-K 20

•	regulatory compliance costs;

•	potential goodwill impairment charges related to prior acquisitions; and

•	adjustments arising from ongoing or future tax examinations.

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

Our business could suffer as a result of risks, costs, and charges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. For example, in fiscal 2015 we acquired Delcam, a leading supplier of advanced CADCAM and industrial measurement solutions for the manufacturing industry. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the diversion of management's time and attention.

In addition, such acquisitions and investments involve other risks such as:

•	the inability to retain customers, key employees, vendors, distributors, business partners, and other entities associated with the acquired business;

•	the potential that due diligence of the acquired business or product does not identify significant problems;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, or other third parties;

•	the potential for incompatible business cultures;

•	significant higher than anticipated transaction or integration-related costs;

•	potential additional exposure to fluctuations in currency exchange rates; and

•	the potential impact on relationships with existing customers, vendors, and distributors as business partners as a result of acquiring another business.

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

2015 Form 10-K 21

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products and suites, if these products are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During fiscal 2015 and 2014, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 28% and 30% of our total net revenue, respectively.

A breach of security in our products, services or computer systems may compromise the integrity of our products or services, harm our reputation, create additional liability and adversely impact our financial results.

We make significant efforts to maintain the security and integrity of our source code and computer systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, backdoor trojans, and distributed denial of service (DDoS) attacks. Any of the foregoing could attack our products, services or computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely eliminate this risk. Like all software, our software is vulnerable to cyber attacks. In the past, hackers have targeted our software, and they may do so in the future. The impact of cyber attacks could disrupt the proper functioning of our software products or services, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, as we continue to invest in new lines of consumer products and services we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, the information of our consumer users. If any of the foregoing were to occur, our reputation may suffer, customers may stop buying our products or services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.

We rely on third parties to provide us with a number of operational services, including hosting and delivery and certain of our customer services and other operations. Any interruption or delay in service from these third parties, breaches of security or privacy, or failures in data collection could expose us to liability, harm our reputation, and adversely impact our financial performance.

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

Unauthorized access to this data may be obtained through break-ins, breaches of our secure networks by unauthorized parties, employee theft or misuse, or other misconduct. We rely on a number of third-party suppliers in the operation of our business for the provision of various services and materials that we use in the operation of our business and production of our products. Although we seek to diversify our third-party suppliers, we may from time to time rely on a single or limited number of suppliers, or upon suppliers in a single country, for these services or materials. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

If we are not able to adequately protect our proprietary rights, our business could be harmed.

We rely on a combination of patent, copyright and trademark laws, trade secret protections, confidentiality procedures, and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software products or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software products is time-consuming and costly. We are unable to measure the

2015 Form 10-K 22

extent to which piracy of our software products exists and we expect that software piracy will remain a persistent problem, particularly in emerging economies. Furthermore, our means of protecting our proprietary rights may not be adequate.

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors, and partners. However, it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

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

A significant portion of our revenue is generated through maintenance revenue. Decreases in maintenance attach or renewal rates or a decrease in the number of new licenses we sell would negatively impact our future revenue and financial results.

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

We recognize maintenance revenue ratably over the term of the maintenance contracts, which is predominantly one year, but may also range up to five years. Decreases in maintenance billings will negatively impact future maintenance revenue, however future maintenance revenue will also be impacted by other factors such as the amount, timing, and mix of contract terms of future billings.

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

2015 Form 10-K 23

Net revenue, billings, earnings or subscriptions shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, billings, earnings, subscriptions, or other key performance metrics;

•	results and future projections related to our business model transition, including the impact of the end of upgrades and perpetual licenses;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

•
changes in estimates of future results or recommendations or confusion on the part of analysts and investors about the short-term and long-term impact to our business resulting from our business model transition;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	the announcement of new products or product enhancements by us or our competitors;

•	unusual events such as significant acquisitions, divestitures, regulatory actions, and litigation;

•	changes in laws, rules, or regulations applicable to our business;

•	outstanding debt service obligations; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

Our success and ability to invest and grow depend largely on our ability to attract and retain highly skilled technical, professional, managerial, sales, and marketing personnel. Historically, competition for these key personnel has been intense. The loss of services of any of our key personnel (including key personnel joining our company through acquisitions), the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

2015 Form 10-K 24

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns may impact our business or expose us to increased liability.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Several other countries, including Canada and several Latin American and Asian countries, have constitutional protections for, or have adopted legislation protecting, individuals' personal information. Additionally, some federal, state, or foreign governmental bodies have established laws that seek to censor the transmission of certain types of content over the Internet or require that individuals be provided with the ability to permanently delete all electronic personal information, such as the German Multimedia Law of 1997.

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

Our investment portfolio consists of a variety of investment vehicles in a number of countries that are subject to interest rate trends, market volatility, and other economic factors. If general economic conditions decline, this could cause the credit ratings of our investments to deteriorate, illiquidity in the financial marketplace, and we may experience a decline in interest income, and an inability to sell our investments, leading to impairment in the value of our investments.

It is our policy to invest our cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and to limit the amounts invested with any one institution, type of security, and issuer. However, we are subject to general economic conditions, interest rate trends, and volatility in the financial marketplace that can affect the income that we receive from our investments, the net realizable value of our investments (including our cash, cash equivalents, and marketable securities) and our ability to sell them. In the U.S., for example, the yields on our portfolio securities are very low due to general economic conditions. Any one of these factors could reduce our investment income, or result in material charges, which in turn could impact our overall net income and earnings per share.

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

2015 Form 10-K 25

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

We rely on our network and data center infrastructure, technology systems and our websites for our development, marketing, operational, support, sales, accounting, and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet the growing and evolving requirements of our business and customers. Such improvements are often complex, costly, and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of revenue, errors in our accounting and financial reporting, or damage to our reputation.

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

2015 Form 10-K 26

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

In preparing our financial statements we make certain assumptions, judgments, and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments, and estimates for a number of items, including the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. We also make assumptions, judgments, and estimates in determining the accruals for employee related liabilities including commissions, bonuses, and sabbaticals; and in determining the accruals for uncertain tax positions, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations, and legal contingencies. These assumptions, judgments, and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

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

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain, and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent software can be developed, identified, licensed, and integrated, which would likely harm our business.

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

Additionally, technology created by outsourced product development, whether outsourced to third parties or developed externally and transferred to us through business or technology acquisitions, have certain additional risks such as effective integration into existing products, adequate transfer of technology know-how, and ownership and protection of transferred intellectual property.

2015 Form 10-K 27

As a result of our strategy of partnering with other companies for product development, our product delivery schedules could be adversely affected if we experience difficulties with our product development partners.

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to, among other things, achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. Our partnering strategy creates a dependency on such independent developers. Independent developers, including those who currently develop products for us in the U.S. and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-U.S. jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export, and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

Our business may be significantly disrupted upon the occurrence of a catastrophic event.

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack, or war, could adversely impact our business, financial results, and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country's or region's demand for our products, thereby negatively impacting our financial results.

We issued $750.0 million aggregate principal amount of senior unsecured notes in a debt offering in December 2012 and have an existing $400.0 million revolving credit facility, and may incur other debt in the future, all of which may adversely affect our financial condition and future financial results.

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

We also have a $400.0 million revolving credit facility. As of January 31, 2015, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

2015 Form 10-K 28

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease 1,873,000 square feet of office space in 142 locations in the United States and internationally through our foreign subsidiaries. In addition, we own 107,000 square feet of office space in six locations internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 220,000 square feet under leases that have expiration dates ranging from December 2017 to December 2019. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

All facilities are in good condition. Our facilities, excluding those in restructuring, are operating at capacities averaging 80% occupancy worldwide as of January 31, 2015. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations, and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices, and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows, or financial position in a particular period, however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

2015 Form 10-K 29

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2015
First Quarter	$58.68	$44.76
Second Quarter	57.59	46.09
Third Quarter	58.75	48.38
Fourth Quarter	63.00	53.89
Fiscal 2014
First Quarter	$41.42	$35.51
Second Quarter	40.27	33.01
Third Quarter	42.82	34.16
Fourth Quarter	54.18	40.09

Dividends

We did not declare any cash or stock dividends in either fiscal 2015 or fiscal 2014. We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

Stockholders

As of January 31, 2015, the number of common stockholders of record was 479. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and twelve months ended January 31, 2015, we repurchased 1.1 million and 6.9 million shares, respectively, of our common stock. At January 31, 2015, 14.8 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

2015 Form 10-K 30

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2015:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1- November 30	0.4	$59.66	0.4	15.6
December 1 - December 31	0.4	59.98	0.4	15.1
January 1 - January 31	0.3	57.76	0.3	14.8
Total	1.1	$59.26	1.1
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended January 31, 2015.

2015 Form 10-K 31

Company Stock Performance

The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our Common Stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index. The following graph and related information will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor will such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Five Year Cumulative Total Stockholder Return (1)
___________________

(1)
Assumes $100 invested on January 31, 2010, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

2015 Form 10-K 32

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the fiscal years ended January 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended January 31, 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Balance Sheet for the fiscal year ended January 31, 2013 is derived from, and are qualified by reference to, the audited consolidated financial statements that are not included in this Form 10-K. The financial data for the fiscal years ended January 31, 2012 and 2011 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data)
For the Fiscal Year:
Net revenue	$2,512.2	$2,273.9	$2,312.2	$2,215.6	$1,951.8
Income from operations	120.7	284.8	305.9	355.6	271.4
Net income	81.8	228.8	247.4	285.3	212.0
Cash flow from operations	708.1	563.5	559.1	573.5	540.8
Common Stock Data:
Basic net income per share	$0.36	$1.02	$1.09	$1.25	$0.93
Diluted net income per share	0.35	1.00	1.07	1.22	0.90
Dividends paid per share	—	—	—	—	—
At Year End:
Total assets	$4,913.8	$4,595.0	$4,308.4	$3,227.8	$2,787.6
Long-term liabilities	1,294.5	1,262.0	1,221.5	390.8	308.5
Stockholders’ equity	2,219.2	2,261.5	2,043.2	1,882.9	1,609.3

2015 Form 10-K 33

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of Fiscal 2015” below, anticipated future net revenue, future GAAP and non-GAAP earnings per share, operating margin, operating expenses, billings, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud, mobile, and social computing, the effect of unemployment and availability of credit, the effects of weak global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Strategy

Autodesk’s vision is to help people imagine, design, and create a better world. We do this by developing software and services for the world’s designers, architects, engineers, digital artists, professionals, and non-professionals alike—the people who imagine, design, and create the world's products, buildings, infrastructure, films, and games. Autodesk serves professional customers in three primary markets: architecture, engineering, and construction; manufacturing; and digital media and entertainment.

Our goal is to provide our customers with the world’s most innovative, and engaging design software and services. Our product and services portfolio allows our customers to digitally visualize, simulate, and analyze their projects, helping them to better understand the consequences of their design decisions; save time, money, and resources; and become more innovative.

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. To address this transition we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. For example, in fiscal 2014, we began offering Autodesk BIM 360, PLM 360, Sim 360, and Fusion 360, a few of our cloud based offerings, which provide tools, including social and mobile capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead our customers and the industries they serve to the new cloud and mobile platforms. This entails both a technological shift and a business model shift. During fiscal 2014, we announced more flexible term-based license offerings, including term-based desktop subscriptions, for certain products. These offerings are designed to give our customers even more flexibility with how they use our products and service offerings and address new types of customers such as project-based users and small businesses. As part of this transition, we have discontinued upgrades effective March 6, 2015. On February 4, 2015, we also announced that new commercial seats of most standalone software products will be available only by desktop subscription beginning February 1, 2016.

2015 Form 10-K 34

Over the next three years, we expect to increase our subscription base and customer value, which we believe will help drive billings growth. During the transition, revenue, deferred revenue, operating margin, and earnings per share will be affected as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

For fiscal 2015, our billings increased 18%, as compared to the prior fiscal year. The difference between our 10% year-over-year growth in revenue and our 18% year-over-year growth in billings represents 8 percentage points from the increase in deferred revenue, primarily driven by an increase in subscription billings over the past fiscal year and the business model transition.

At January 31, 2015 and January 31, 2014, our total subscriptions were 2.23 million and 1.85 million, respectively. Subscription additions were led by maintenance subscriptions and benefited from promotional activity driving upgrades and maintenance renewals.

For the past three years, suites have been an important growth area to our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For fiscal 2015, revenue from suites increased 17%, as compared to the prior fiscal year. As a percentage of revenue, suites increased to 36% in fiscal 2015 as compared to 34% in fiscal 2014.

Another key element of our growth strategy is increasing our global penetration. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, including infrastructure build-out and innovative design and manufacturing. In fiscal 2015, revenue from emerging economies increased 14% as compared to fiscal 2014 and represented 15% of net revenue for both fiscal 2015 and fiscal 2014. While we continue to believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, limited intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy, and different purchase patterns as compared to the developed world.

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

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, educators, and students is a key competitive advantage. This network of partners and relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our products quickly and easily. We have a significant number of registered third-party developers who create products that work well with our products and extend them for a variety of specialized applications.

Autodesk is committed to helping fuel a lifelong passion for design in students of all ages. In fiscal 2014, we initiated a new program offering free educational licenses of Autodesk software worldwide to students, educators, and educational institutions.  Targeting both the secondary and postsecondary school markets, we collaborate with educators, institutions and partners that encourage design learning and further Science, Technology, Engineering, Digital Arts, and Math (STEAM) education initiatives.   Our intention is to make Autodesk software the ubiquitous design software of choice for those poised to become the next generation of professional users.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology, and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions

2015 Form 10-K 35

regarding acquisitions. We currently anticipate that we will continue to acquire products, technology, and businesses as compelling opportunities become available.

Our strategy depends upon a number of assumptions to successfully make the transition toward new cloud and mobile platforms, including the related technology and business model shifts; making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, third-party developers, customers, educational institutions, and students; improving the performance and functionality of our products; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part I, Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Consolidated Financial Statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments, and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements. We believe that of all our significant accounting policies, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

We allocate the total arrangement consideration among the various elements based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third-party evidence ("TPE") if VSOE is not available, or the best estimated selling price ("BESP") if neither VSOE nor TPE is available. BESP represents the price at which Autodesk would transact for the deliverable if it were sold regularly on a standalone basis. To establish BESP for those elements for which neither VSOE nor TPE are available, we perform a quantitative analysis of pricing data points for historical standalone transactions involving such elements for a twelve-month period. As part of this analysis, we monitor and evaluate the BESP against actual pricing to ensure that it continues to represent a reasonable estimate of the standalone selling price, considering several other external and internal factors including, but not limited to, pricing and discounting practices, contractually stated prices, the geographies in which we offer our products and services, and the type of customer (i.e. distributor, value-added reseller, and direct end user, among others). We analyze BESP at least annually or on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

2015 Form 10-K 36

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

2015 Form 10-K 37

Business Combinations.     We allocate the fair value of the consideration transferred to the assets and liabilities acquired, as well as to in-process research and development based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill. The purchase price allocation requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and deferred revenue obligations.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from sales, maintenance agreements, and acquired developed technologies;

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

Goodwill.     When we acquire a business, a portion of the consideration transferred is typically allocated to acquired technology and other identifiable intangible assets, such as customer relationships and developed technology. The excess of the consideration transferred over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. The amounts allocated to acquired technology and other intangible assets represent our estimates of their fair values at the acquisition date. We amortize the acquired technology and other intangible assets with finite lives over their estimated useful lives. The estimation of acquisition-date fair values of intangible assets and their useful lives requires us to make assumptions and judgments, including but not limited to an evaluation of macroeconomic conditions as they relate to our business, industry and market trends, projections of future cash flows, and appropriate discount rates.

We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment. An optional assessment of qualitative factors of impairment (“optional assessment”) can be utilized prior to necessitating a two-step quantitative impairment test. Should the optional assessment be utilized for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

Under the two-step quantitative impairment test, we use discounted cash flow models that include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on our conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and our assumptions occur, we may be required to record impairment charges.

For our annual impairment assessment in fiscal 2015, we utilized the optional assessment for Delcam, which has been deemed a separate reporting unit within our Manufacturing ("MFG") operating segment. Based on a review of the qualitative factors described above, we determined that for our Delcam reporting unit it was more likely than not that the fair value of the reporting unit exceeded the carrying value. As a result, we concluded that performing the two-step impairment test was not necessary for Delcam.

We used the quantitative two-step impairment test for each of our remaining reporting units: Platform Solutions and Emerging Business (“PSEB”), MFG, Architecture, Engineering, and Construction ("AEC"), and Media and Entertainment

2015 Form 10-K 38

(“M&E”). When applying the quantitative two-step impairment test, a discounted cash flow model was used, which included assumptions regarding projected cash flows. Based on this testing, we determined that the fair value was substantially in excess of the carrying value for each of the four reporting units and therefore the goodwill of each reporting unit was not impaired during the fiscal year ended January 31, 2015.

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

Income Taxes.     We have $185.1 million of net deferred tax assets as of January 31, 2015, primarily a result of tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, and valuation allowances against U.S. and foreign deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. Our judgments regarding future profitability may change due to future market conditions and other factors, including intercompany transfer pricing adjustments. Any change in future profitability may require material adjustments to these net deferred tax assets, resulting in a reduction in net income in the period when such determination is made. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

Stock-Based Compensation.     We measure stock-based compensation cost at the grant date fair value of the award, and recognize expense ratably over the requisite service period, which is generally the vesting period. We estimate the fair value of certain stock-based payment awards (including grants of stock options and employee stock purchases related to the employee stock purchase plan) using either the Black-Scholes-Merton option-pricing model or a binomial-lattice model (e.g., Monte Carlo simulation model). To determine the grant-date fair value of our stock-based payment awards, we use a Black-Scholes model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The variables used in these models are reviewed on a quarterly basis and adjusted, as needed. Share-based compensation cost for restricted stock is measured on the closing fair market value of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statements of Operations.

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

2015 Form 10-K 39

available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Recently Issued Accounting Standards

See Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Overview of Fiscal 2015

	Fiscal Year Ended January 31, 2015	As a % of Net Revenue	Fiscal Year Ended January 31, 2014	As a % of Net Revenue

	(in millions)
Net Revenue	$2,512.2	100%	$2,273.9	100%
Cost of revenue	342.1	14%	274.3	12%
Gross Profit	2,170.1	86%	1,999.6	88%
Operating expenses	2,049.4	82%	1,714.8	75%
Income from Operations	$120.7	5%	$284.8	13%

During fiscal 2015, as compared to the prior fiscal year, net revenue increased 10%, gross profit increased 9%, and income from operations decreased 58%. Contributing to the year over year decrease in income from operations during fiscal 2015 was an increase in operating expenses, offset by increases in both subscription revenue and license and other revenue.

We continue to make progress on our business model transition announced in fiscal 2014 with more flexible licenses and service offerings that have ratable revenue streams. As a result, our net revenue for fiscal 2015 excluded approximately $87 million that was deferred as a result of the transition. The $87 million related to flexible licensing arrangements with certain enterprise customers and had a particular impact on license revenue in the Americas and EMEA geographies, as well as our AEC and MFG business segments.

Our business experienced year over year growth in our AEC, MFG, and PSEB segments, many of our major products, particularly our AEC suites, and all of our geographic areas, particularly EMEA. This growth contributed to the year over year increase in both subscription and license and other revenue during fiscal 2015. We also experienced growth in our total subscriptions and billings during fiscal 2015, as compared to fiscal 2014, primarily due to promotional activity driving upgrades and maintenance renewals in advance of the end of upgrades after fiscal 2015.

Income from operations for fiscal 2015 was negatively impacted by increased spend as a result of the business model transition, the incremental employee costs associated with acquisitions, investments in our move to the cloud, as well as increased spending on other key initiatives.

The reasons for these changes are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products represented 48% and 51% of total net revenue during fiscal 2015 and fiscal 2014, respectively. Revenue from flagship products increased by 2% as compared to the prior fiscal year. Revenue from suites represented 36% and 34% of total net revenue for fiscal 2015 and fiscal 2014, respectively, and increased by 17% compared to the prior fiscal year. Revenue from new and adjacent products represented 16% and 14% of total net revenue during fiscal 2015 and fiscal 2014, respectively. Revenue from new and adjacent products increased by 24% as compared to fiscal 2014.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 25% and 24% of our consolidated net revenue during fiscal 2015 and 2014, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently

2015 Form 10-K 40

purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Operating Margin Analysis

Income from operations decreased 58% in fiscal 2015 due to a $334.6 million or 20% increase in our operating expenses and a $67.8 million or 25% increase in cost of revenue, as compared to fiscal 2014. Partially offsetting the increase in our spend was a $238.3 million or 10% increase in net revenue, as compared to the prior fiscal year. Our operating margin decreased to 5% for fiscal 2015 from 13% for fiscal 2014. The increase in cost of revenue was driven by employee related expenses associated with the business model transition as well as the inclusion of Delcam related costs and an increase in cloud service costs as compared to the prior fiscal year. The increase in operating expenses between fiscal 2015 and 2014 was driven by higher employee related costs, primarily due to increased headcount and higher commissions expense as a result of increased billings. Also impacting the increase in operating expenses during fiscal 2015 as compared to fiscal 2014 was an increase in professional fees related to acquisition and business model transition initiatives.

Further discussion regarding the cost of revenue and operating expense activities are discussed below under the heading “Results of Operations.”

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, and the United Kingdom. Total net revenue for fiscal 2015 increased 10% on an as reported basis compared to the prior fiscal year, and was negatively impacted by foreign exchange rate changes during fiscal 2015. Had applicable exchange rates from fiscal 2014 been in effect during fiscal 2015 and had we excluded foreign exchange hedge gains and losses from both fiscal 2014 and 2015 (“on a constant currency basis”), net revenue would have increased 12% compared to the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during fiscal 2015 increased 20% on an as reported basis as compared to the prior fiscal year. Had applicable exchange rates from fiscal 2014 been in effect during fiscal 2015 and had we excluded foreign exchange hedge gains and losses from both fiscal 2014 and 2015, total spend would have increased 21% on a constant currency basis compared to the prior fiscal year.

Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend, and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuations of such foreign currency against the U.S. dollar.

Balance Sheet and Cash Flow Items

At January 31, 2015, we had $2,299.4 million in cash and marketable securities. We completed fiscal 2015 with higher deferred revenue and accounts receivable balances as compared to the prior fiscal year. Our deferred revenue balance at January 31, 2015 included $936.8 million of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations increased 26% to $708.1 million as of January 31, 2015 from $563.5 million at January 31, 2014. We repurchased 6.9 million shares of our common stock for $372.4 million during fiscal 2015. Comparatively, we repurchased 10.5 million shares of our common stock for $423.8 million during fiscal 2014. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

Autodesk's business model is evolving. We continue to assess current business offerings including introducing more flexible license and service offerings that have ratable revenue streams. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for a more predictable business over time, while correspondingly reducing our upfront perpetual revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility in how customers gain access to and pay for our products. We also expect our traditional perpetual license revenue to decline without a corresponding decrease in expenses over the next 12 to 24 months. In the future, we expect this business model transition will increase our long-term revenue growth rate by increasing total subscriptions and customer value over time.

2015 Form 10-K 41

We expect net revenue for the first quarter of fiscal 2016 will range from $625 million to $645 million, and that GAAP diluted earnings per share will range from $0.01 to $0.06 while non-GAAP diluted earnings per share will range from $0.25 to $0.30. Non-GAAP earnings per diluted share exclude $0.16 related to stock-based compensation expense and $0.08 related to the amortization of acquisition related intangibles, net of tax.
We expect net billings for fiscal 2016 to increase by approximately 3% to 5% compared to fiscal 2015. We expect net revenue for fiscal 2016 to increase by approximately 3% to 5% compared to fiscal 2015, and that GAAP diluted earnings per share will range from $0.10 to $0.25 while non-GAAP diluted earnings per share will range from $1.05 to $1.20. Non-GAAP earnings per diluted share exclude $0.70 related to stock-based compensation expense and $0.25 related to the amortization of acquisition related intangibles, net of tax. Autodesk anticipates fiscal 2016 GAAP operating margin to be approximately 2% to 4% and non-GAAP operating margin to be approximately 13% to 15%.  The non-GAAP operating margin excludes 8 percentage points related to stock-based compensation expense and 3 percentage points related to the amortization of acquisition related intangibles, net of tax. Autodesk expects to add approximately 375,000 to 425,000 net new subscriptions in fiscal 2016.
We remain diligent about managing our spend while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

	Fiscal Year Ended January 31, 2015	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2014	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2013

		$	%		$	%
	(in millions)
Net Revenue:
License and other (1)	$1,341.4	$86.5	7%	$1,254.9	$(109.2)	(8)%	$1,364.1
Subscription (1)	1,170.8	151.8	15%	1,019.0	70.9	7%	948.1
	$2,512.2	$238.3	10%	$2,273.9	$(38.3)	(2)%	$2,312.2
Net Revenue by Geographic Area:
Americas	$898.0	$79.1	10%	$818.9	$(17.3)	(2)%	$836.2
Europe, Middle East, and Africa	980.0	128.2	15%	851.8	(16.7)	(2)%	868.5
Asia Pacific	634.2	31.0	5%	603.2	(4.3)	(1)%	607.5
	$2,512.2	$238.3	10%	$2,273.9	$(38.3)	(2)%	$2,312.2
Net Revenue by Operating Segment:
Architecture, Engineering, and Construction (1)	$872.6	$142.0	19%	$730.6	$29.5	4%	$701.1
Platform Solutions and Emerging Business (1)	796.7	7.5	1%	789.2	(53.8)	(6)%	843.0
Manufacturing (1)	675.6	96.2	17%	579.4	5.6	1%	573.8
Media and Entertainment (1)	167.3	(7.4)	(4)%	174.7	(19.6)	(10)%	194.3
	$2,512.2	$238.3	10%	$2,273.9	$(38.3)	(2)%	$2,312.2
____________________

(1)	For comparability, the presentation of the balances at January 31, 2013 was adjusted to align to current year presentation.

Fiscal 2015 Net Revenue Compared to Fiscal 2014 Net Revenue

Certain prior period balances have been updated to conform with current period presentation.

License and Other Revenue

License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of seat licenses, term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network, and Creative Finishing customer support, and is recognized as the services are performed.

2015 Form 10-K 42

Total License and other revenue increased 7% during fiscal 2015 as compared to fiscal 2014. This increase was primarily due to a 7% increase in product license revenue as compared to the same period in the prior fiscal year. The increase in product license revenue was primarily due to an 8% increase in suites revenue and an increase of 4% in revenue from our flagship products.

During fiscal 2015, the 7% increase in product license revenue was due to a 7% increase in the average net revenue per seat while the number of seats sold remained flat compared to the prior fiscal year. Product license revenue, as a percentage of License and other revenue, was 89% for both fiscal 2015 and fiscal 2014.

During fiscal 2015, total other revenue represented 11% of license and other revenue, and 6% of total net revenue. Other revenue increased by 7% during fiscal 2015 as compared to fiscal 2014. This increase is primarily due to a 17% increase in revenue from consulting, partially offset by a 65% decrease in revenue from our education products as a result of our strategic transition to offer free educational licenses of Autodesk software to students, educators, and institutions.

Backlog related to current software license product orders that had not shipped at the end of the fiscal year increased by $20.7 million from $19.7 million at January 31, 2014 to $40.4 million at January 31, 2015. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status.

Subscription Revenue

Our Subscription revenue consists of three components: (1) maintenance revenue from our software products; (2) maintenance revenue from our term-based desktop subscription and enterprise offerings; and (3) revenue from our cloud service offerings. Our maintenance program provides our customers of software products with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses, and online support. We recognize maintenance revenue ratably over the term of the maintenance agreement, which is generally between one and three years. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers and all other revenue recognition criteria have been satisfied.

Subscription revenue increased 15% during fiscal 2015 as compared to fiscal 2014 primarily due to a 15% increase in commercial maintenance revenue. The 15% increase in commercial maintenance revenue was due to a 9% increase from net revenue per maintenance seat and a 6% increase from commercial enrollment during the corresponding maintenance contract term. Commercial maintenance revenue represented 96% and 95% of Subscription revenue for fiscal 2015 and fiscal 2014, respectively.

Changes in Subscription revenue lag changes in net billings for subscription contracts because we recognize the revenue from those contracts ratably over their contract terms. Net subscription billings increased 22% during fiscal 2015 as compared to the prior fiscal year primarily due to an increase in maintenance subscription billings.

Our deferred subscription revenue balance at January 31, 2015 and January 31, 2014 was $936.8 million and $789.3 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 10% as reported and on a constant currency basis during fiscal 2015, as compared to the prior fiscal year. This increase was primarily due to a 16% increase in our suites revenue and an 18% increase in our new and adjacent product revenue in this geography during fiscal 2015 as compared to fiscal 2014. The increase in this geography was led by the U.S.

Net revenue in the EMEA geography increased by 15% on an as reported basis and 13% on a constant currency basis during fiscal 2015 as compared to the prior fiscal year. This increase was primarily due to a 24% increase in our suites products and a 45% increase in our new and adjacent product revenue in this geography during fiscal 2015 as compared to fiscal 2014. The increase in our revenue in this geography was led by Germany and France.

2015 Form 10-K 43

Net revenue in the APAC geography increased 5% on an as reported basis and 11% on a constant currency basis, during fiscal 2015 as compared to the prior fiscal year, primarily due to a 4% increase in our flagship products and a 5% increase in our suites products in this geography. Our revenue in this geography during fiscal 2015 benefited from increases in revenue from South Korea and India, partially offset by a decrease in revenue from Japan.

Net revenue in emerging economies increased 14% during fiscal 2015 as compared to the prior fiscal year, primarily due to increases in revenue from India and Mexico. Revenue from emerging economies represented 15% of total net revenue for both fiscal 2015 and 2014.

International net revenue represented 71% and 70% of our total net revenue for fiscal 2015 and 2014, respectively. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: AEC, PSEB, MFG, and M&E. We have no material inter-segment revenue.

Net revenue for AEC increased by 19% during fiscal 2015 as compared to the prior fiscal year primarily due to a 31% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

Net revenue for PSEB increased by 1% during fiscal 2015 as compared to the prior fiscal year primarily due to a 3% increase in revenue from our flagship product AutoCAD LT. Revenue from AutoCAD remained flat in fiscal 2015 as compared to fiscal 2014.

Net revenue for MFG increased by 17% during fiscal 2015 as compared to the prior fiscal year primarily due to the acquisition of Delcam plc ("Delcam"). Also contributing to the increase in net revenue for MFG was a 9% increase in revenue from our MFG suites, which was primarily driven by the Autodesk Product Design Suite, as compared to fiscal 2014.

Net revenue for M&E decreased by 4% during fiscal 2015 as compared to the prior fiscal year, primarily due to an 11% decrease in revenue from Creative Finishing and a 2% decrease in revenue from Animation. The decline in Creative Finishing was marked by a general decrease in the M&E industry end-market demand, partially offset by a 33% increase in sales of our Creative Finishing hardware products. The decrease in Animation revenue was primarily due to a 20% decrease in revenue from our M&E suites, which was driven by our Autodesk Entertainment Creation Suite, partially offset by a 5% increase in our flagship product 3ds Max. M&E revenue is impacted by a general decrease in the M&E industry end-market demand, the planned inclusion of our M&E products in other Autodesk industry suites, and the business model transition as customers are opting for desktop subscription.

Fiscal 2014 Net Revenue Compared to Fiscal 2013 Net Revenue

This discussion has been updated to conform with current period's presentation.

License and Other Revenue

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

During fiscal 2014, the 7% decrease in product license revenue was due to a 21% decrease in the number of seats sold partially offset by a 14% increase in the average net revenue per seat. Product license revenue, as a percentage of License and other revenue, was 89% for both fiscal 2014 and fiscal 2013.

2015 Form 10-K 44

During fiscal 2014, total other revenue represented 11% of License and other revenue. Other revenue decreased by 11% during fiscal 2014 as compared to fiscal 2013. This decrease is primarily due to a 56% decrease in our education products as a result of our transition to granting no or low-cost software licenses to educational institutions in select regions and to key partners during fiscal 2014, consistent with our strategy.

Backlog related to current software license product orders that had not shipped at the end of the fiscal year decreased by $0.3 million, from $20.0 million at January 31, 2013 to $19.7 million at January 31, 2014.

Subscription Revenue

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

Net revenue in the Europe, Middle East, and Africa ("EMEA") geography decreased by 2%, and remained flat on a constant currency basis, during fiscal 2014 as compared to the prior fiscal year. This decrease was primarily due to a 13% decrease in our flagship products partially offset by a 21% increase in our suites products in this geography during fiscal 2014 as compared to fiscal 2013. The decrease in our revenue in this geography was led by Ireland, Sweden, and the Netherlands partially offset by an increase in revenue from Finland and the United Kingdom.

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

Net Revenue by Operating Segment

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

2015 Form 10-K 45

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

Cost of Revenue and Operating Expenses

Cost of Revenue

	Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2013

		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$208.5	$29.8	17%	$178.7	$12.7	8%	$166.0
Subscription	133.6	38.0	40%	95.6	23.1	32%	72.5
	$342.1	$67.8	25%	$274.3	$35.8	15%	$238.5
As a percentage of net revenue	14%			12%			10%

Cost of license and other revenue includes labor costs associated with product setup and fulfillment and costs of fulfilling consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of purchased technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), costs associated with transferring our software to electronic media, physical media, packaging materials, and shipping and handling costs.

Cost of license and other revenue increased 17% during fiscal 2015, as compared to fiscal 2014, primarily from the acquisition of Delcam and consulting support costs associated with an increased headcount and increased professional fees related to the building out of the consulting services offered within customer contracts. Cost of license and other revenue increased 8% during fiscal 2014, as compared to fiscal 2013, primarily due to an increase in consulting support costs.

Cost of subscription revenue includes the labor costs of providing product support to our maintenance and cloud subscription customers, including rent and occupancy, shipping and handling costs, professional services fees related to operating our network infrastructure, including depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, and related expenses of network operations. Cost of subscription revenue increased 40% during fiscal 2015 as compared to fiscal 2014 primarily due to higher employee-related costs as a result of increased premium support headcount as well as an increase in cloud services-related expenses. Cost of subscription revenue increased 32% during fiscal 2014 as compared to fiscal 2013 primarily due to an increase in cloud services-related expenses.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars and slightly increase as a percentage of net revenue during fiscal 2016, as compared to fiscal 2015, primarily due to an increase in costs associated with meeting our major business initiatives.

2015 Form 10-K 46

Marketing and Sales

	Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2013

		$	%		$	%
	(in millions)
Marketing and sales	$998.0	$155.4	18%	$842.6	$(32.9)	(4)%	$875.5
As a percentage of net revenue	40%			37%			38%

Marketing and sales expenses include salaries, bonuses, benefits, and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs of sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment.

Marketing and sales expenses increased 18% during fiscal 2015, as compared to fiscal 2014, primarily due to higher employee-related costs from salaries, commissions, and bonuses as well as advertising and promotional expenses. Marketing and sales expenses decreased 4% during fiscal 2014, as compared to fiscal 2013, primarily due to lower advertising and promotional expenses and employee-related costs from salaries, bonuses, and commissions.

We expect to balance our need to invest in the marketing and sales of our products with our desire to actively manage our marketing and sales operating expenses. As a result, we expect marketing and sales expense to slightly increase in absolute dollars and slightly decrease as a percentage of net revenue in fiscal 2016 as compared to fiscal 2015 primarily due to an increase in costs as we work towards meeting our major business initiatives.

Research and Development

	Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2013

		$	%		$	%
	(in millions)
Research and development	$725.2	$114.1	19%	$611.1	$11.1	2%	$600.0
As a percentage of net revenue	29%			27%			26%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits, and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 19% during fiscal 2015, as compared to fiscal 2014, primarily due to an increase in employee-related costs from salaries and bonuses and an increase in professional fees. Research and development expenses increased 2% during fiscal 2014, as compared to fiscal 2013, primarily due to an increase in employee-related costs from salaries and fringe benefits and an increase in professional fees partially offset by a decline in stock-based compensation expense due to a one-time charge associated with the acquisition of Socialcam in fiscal 2013.

We expect research and development expense to increase in absolute dollars but remain consistent as a percentage of net revenue during fiscal 2016, as compared to fiscal 2015, as we continue to invest in product development in fiscal 2016.

2015 Form 10-K 47

General and Administrative

For comparability, the balances at January 31, 2014 and January 31, 2013, including the table, were adjusted to align to current year presentation, and therefore the discussion has been updated accordingly.

	Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2013

		$	%		$	%
	(in millions)
General and administrative	$283.3	$71.5	34%	$211.8	$5.5	3%	$206.3
As a percentage of net revenue	11%			9%			9%

General and administrative expenses include salaries, bonuses, benefits, and stock-based compensation expense for our finance, human resources, and legal employees, as well as professional fees for legal and accounting services, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment and training, expense of communication, and the cost of supplies and equipment.

General and administrative expenses increased 34% from fiscal 2014 to fiscal 2015 primarily due to an increase in employee-related costs from salaries and bonuses and an increase in professional fees. General and administrative expenses increased 3% from fiscal 2013 to fiscal 2014, primarily due to an increase in employee-related costs from salaries and fringe benefits in fiscal 2014.

We expect general and administrative expense to increase in absolute dollars and slightly increase as a percentage of net revenue during fiscal 2016, as compared to fiscal 2015, primarily due to an increase in costs associated with supporting our major business initiatives.

Amortization of Purchased Intangibles

	Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2013

		$	%		$	%
	(in millions)
Amortization of purchased intangibles	$39.8	$3.3	9%	$36.5	$(5.6)	(13)%	$42.1
As a percentage of net revenue	2%			2%			2%

Amortization of purchased intangibles increased 9% from fiscal 2014 to fiscal 2015, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time, including $164.1 million in assets purchased in fiscal 2015 as compared to $40.3 million purchased in fiscal 2014.

Amortization of purchased intangibles decreased 13% from fiscal 2013 to fiscal 2014, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time, including $40.3 million in assets purchased in fiscal 2014 as compared to $76.9 million purchased in fiscal 2013.

We expect amortization of purchased intangibles expense to decrease in absolute dollars and slightly decrease as a percentage of net revenue during fiscal 2016, as compared to fiscal 2015.

2015 Form 10-K 48

Restructuring Charges, Net

	Fiscal Year Ended January 31, 2015	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2014	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2013

		$	%		$	%
	(in millions)
Restructuring charges, net	$3.1	$(9.7)	(76)%	$12.8	$(31.1)	(71)%	$43.9
As a percentage of net revenue	—%			1%			2%

During fiscal 2014, our Board of Directors approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. During fiscal 2015, Autodesk recorded a restructuring charge of $3.1 million. Of this amount, $2.5 million was recorded for one-time termination benefits and other costs and $0.6 million was recorded for facilities-related costs.

During fiscal 2013, the our Board of Directors approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing. The approved plan included a reduction in force and the consolidation of certain leased facilities.

See Note 15, “Restructuring Reserves,” in Notes to Consolidated Financial Statements for further discussion.

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other income, net:

	Fiscal Year Ended January 31,
	2015	2014	2013
	(in millions)
Interest and investment (expense) income, net	$(13.2)	$(9.8)	$4.9
(Loss) gain on foreign currency	(3.9)	4.0	1.2
Loss on strategic investments	(23.3)	(1.8)	(4.0)
Other income	2.7	2.7	2.0
Interest and other (expense) income, net	$(37.7)	$(4.9)	$4.1

Interest and other (expense) income, net, increased $32.8 million during fiscal 2015, as compared to fiscal 2014, primarily due to an increase in losses on our privately held strategic investments. The increase in the loss on strategic investments during fiscal 2015 as compared to fiscal 2014 is primarily due to other-than-temporary impairments on two of our privately held strategic investments and losses on the derivative portion of our strategic investments that are marked-to-market each period.

Interest and other (expense) income, net, decreased $9.0 million during fiscal 2014, as compared to fiscal 2013, primarily due to interest expense resulting from the December 2012 issuance of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022. Interest and investment income fluctuates based on average cash, marketable securities and debt balances, average maturities, and interest rates.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Our effective tax rate was 1% and 18% during fiscal 2015 and fiscal 2014, respectively. Our effective tax rate decreased 17 percentage points from fiscal 2014 to fiscal 2015 due to an increase in tax benefits from foreign earnings taxed at different rates in fiscal 2015 compared to fiscal 2014 and increased benefit from research credits, offset in part by lower tax benefits from stock-based compensation.

2015 Form 10-K 49

Our effective tax rate was 18% and 20% during fiscal 2014 and 2013, respectively. Our effective tax rate decreased two percentage points from fiscal 2013 to fiscal 2014 primarily due to an increase in tax benefits from foreign earnings taxed at different rates in fiscal 2014 compared to fiscal 2013, offset in part by lower tax benefits from restructuring and additional tax expense associated with uncertain tax positions and audit assessments.

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

At January 31, 2015, we had net deferred tax assets of $185.1 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 35%, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2015, 2014, and 2013, our gross profit, gross margin, income from operations, operating margin, net income, and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin and per share data):

	Fiscal Year Ended January 31,
	2015	2014	2013
		(Unaudited)
Gross profit	$2,170.1	$1,999.6	$2,073.7
Non-GAAP gross profit	$2,232.2	$2,049.8	$2,118.6
Gross margin	86%	88%	90%
Non-GAAP gross margin	89%	90%	92%
Income from operations	$120.7	$284.8	$305.9
Non-GAAP income from operations	$382.4	$510.5	$587.9
Operating margin	5%	13%	13%
Non-GAAP operating margin	15%	22%	25%
Net income	$81.8	$228.8	$247.4
Non-GAAP net income (1)	$272.3	$385.6	$450.0
Diluted earnings per share (2)	$0.35	$1.00	$1.07
Non-GAAP diluted earnings per share (1) (2)	$1.17	$1.68	$1.94

_______________

(1)
Effective in the second quarter of fiscal 2013, Autodesk began excluding gains and losses on strategic investments for purposes of its non-GAAP financial measures. Prior period non-GAAP interest and other income (expense), net, net income, and earnings per share amounts have been revised to conform to the current period presentation.

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

2015 Form 10-K 50

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

2015 Form 10-K 51

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2015	2014	2013
	(Unaudited)
Gross profit	$2,170.1	$1,999.6	$2,073.7
Stock-based compensation expense	8.9	6.0	5.2
Amortization of developed technologies	53.2	44.2	39.7
Non-GAAP gross profit	$2,232.2	$2,049.8	$2,118.6
Gross margin	86%	88%	90%
Stock-based compensation expense	1%	—%	—%
Amortization of developed technologies	2%	2%	2%
Non-GAAP gross margin	89%	90%	92%
Income from operations	$120.7	$284.8	$305.9
Stock-based compensation expense	165.6	132.2	156.3
Amortization of developed technologies	53.2	44.2	39.7
Amortization of purchased intangibles	39.8	36.5	42.1
Restructuring charges, net	3.1	12.8	43.9
Non-GAAP income from operations	$382.4	$510.5	$587.9
Operating margin	5%	13%	13%
Stock-based compensation expense	7%	6%	7%
Amortization of developed technologies	2%	2%	2%
Amortization of purchased intangibles	1%	1%	1%
Restructuring charges, net	—%	—%	2%
Non-GAAP operating margin	15%	22%	25%
Net income	$81.8	$228.8	$247.4
Stock-based compensation expense	165.6	132.2	156.3
Amortization of developed technologies	53.2	44.2	39.7
Amortization of purchased intangibles	39.8	36.5	42.1
Restructuring charges, net	3.1	12.8	43.9
Loss on strategic investments (1)	23.3	1.8	4.0
Discrete tax provision items	(18.7)	(10.2)	(26.7)
Income tax effect of non-GAAP adjustments	(75.8)	(60.5)	(56.7)
Non-GAAP net income	$272.3	$385.6	$450.0
Diluted net income per share (2)	$0.35	$1.00	$1.07
Stock-based compensation expense	0.71	0.57	0.67
Amortization of developed technologies	0.23	0.19	0.18
Amortization of purchased intangibles	0.17	0.16	0.18
Restructuring charges, net	0.01	0.06	0.18
Loss on strategic investments (1)	0.10	—	0.02
Discrete tax provision items	(0.08)	(0.04)	(0.12)
Income tax effect of non-GAAP adjustments	(0.32)	(0.26)	(0.24)
Non-GAAP diluted net income per share (2)	$1.17	$1.68	$1.94

2015 Form 10-K 52

_______________

(1)
Effective in the second quarter of fiscal 2013, Autodesk began excluding gains and losses on strategic investments for purposes of its non-GAAP financial measures. Prior period non-GAAP interest and other income (expense), net, net income, and earnings per share amounts have been revised to conform to the current period presentation.

(2)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

Our non-GAAP financial measures may exclude the following:

Stock-based compensation expenses.  We exclude stock-based compensation expenses from non-GAAP measures primarily because they are non-cash expenses and management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

Amortization of acquisition-related developed technologies and purchased intangibles.  We incur amortization of acquisition-related developed technology and purchased intangibles in connection with acquisitions of certain businesses and technologies. Amortization of developed technologies and purchased intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions. Management finds it useful to exclude these variable charges from our cost of revenues to assist in budgeting, planning, and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of developed technologies and purchased intangible assets will recur in future periods.

Goodwill impairment.  This is a non-cash charge to write-down goodwill to fair value when there was an indication that the asset was impaired. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods.

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

Establishment of a valuation allowance on certain net deferred tax assets.  This is a non-cash charge to record a valuation allowance on certain deferred tax assets. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various cash expenses to assist in budgeting, planning, and forecasting future periods.

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

2015 Form 10-K 53

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, amortization of purchased intangibles and restructuring charges (benefits) for GAAP and non-GAAP measures.

Liquidity and Capital Resources

Our primary source of cash is from the sale of licenses to our products. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities, and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program and invest in our growth initiatives, which include acquisitions of products, technology, and businesses. See further discussion of these items below.

At January 31, 2015, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2,299.4 million and net accounts receivable of $458.9 million.

In fiscal 2013, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the "Senior Notes"). As of March 18, 2015, we have $750.0 million aggregate principal amount of Senior Notes outstanding. Our senior notes do not contain any financial covenants. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. The credit facility contains certain customary affirmative and negative covenants and two financial covenants: a leverage ratio, and an interest coverage ratio. The credit facility limits our ability to incur additional indebtedness and has certain other restrictions on our activities as defined in the credit agreement. As of January 31, 2015, we were in compliance with the credit facility’s covenants. We have no amounts outstanding under the credit facility as of March 18, 2015. The credit facility expires in May 2018. Borrowings under the credit facility and the net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The decrease in our cash, cash equivalents, and marketable securities to $2,299.4 million at January 31, 2015 from $2,544.4 million at January 31, 2014 is primarily due to cash used for acquisitions, including business combination and technology purchases, the repurchase of common stock, and lower proceeds from the issuance of common stock as compared to the prior fiscal year. The cash proceeds from the issuance of common stock varies based on our stock price, stock option exercise activity, and the volume of employee purchases under the Employee Stock Purchase Plan (“ESP Plan”). These decreases to cash, cash equivalents, and marketable securities are partially offset by an increase in cash generated by operating activities.

The primary source for net cash provided by operating activities of $708.1 million for fiscal 2015 was net income of $81.8 million increased by the effect of non-cash expenses totaling $311.5 million associated with depreciation, amortization, accretion, and stock-based compensation. In addition, net cash flow provided by changes in operating assets and liabilities was $296.0 million. The primary working capital sources of cash were an increase in deferred revenue and accrued compensation for fiscal 2015 compared to fiscal 2014. Our days sales outstanding in trade receivables was 63 at January 31, 2015 compared to 66 at January 31, 2014. The decrease in days sales outstanding primarily relates to improved billings linearity. The primary working capital uses of cash were a decrease in income taxes payable and an increase in accounts receivable for fiscal 2015 compared to fiscal 2014.

At January 31, 2015, our short-term investment portfolio had an estimated fair value of $615.8 million and a cost basis of $612.3 million. The portfolio fair value consisted of $258.4 million invested in commercial paper, $148.0 million invested in corporate debt securities, $101.9 million invested in certificates of deposit, $37.9 million invested in U.S. government agency securities, and $29.3 million invested in municipal securities.

At January 31, 2015, $40.3 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

2015 Form 10-K 54

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: common stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology, and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will continue to acquire products, technology, and businesses as compelling opportunities become available. Our decision to acquire businesses or technology is dependent on our business needs, the availability of suitable sellers and technology, and our own financial condition.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of January 31, 2015, approximately 81% of our total cash, cash equivalents, and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buyback program with cash that has not been permanently reinvested outside the U.S.

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

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal 2016	Fiscal Years 2017-2018	Fiscal Years 2019-2020	Thereafter
			(in millions)
Notes	$871.6	$20.4	$439.8	$25.2	$386.2
Operating lease obligations	222.7	54.9	87.1	48.1	32.6
Purchase obligations	85.4	63.7	14.4	7.3	—
Deferred compensation obligations	40.3	5.3	5.0	4.9	25.1
Pension obligations	34.3	3.5	6.9	6.4	17.5
Other obligations (1)	10.8	1.1	5.7	3.2	0.8
Total (2)	$1,265.1	$148.9	$558.9	$95.1	$462.2
____________________

(1)	Other obligations include asset retirement obligations.

(2)
This table generally excludes amounts already recorded on the balance sheet as current liabilities, certain purchase obligations as discussed below, long term deferred revenue, and amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities (see Note 4, “Income Taxes” to the Notes to Consolidated Financial Statements).

2015 Form 10-K 55

Notes consist of the Senior Notes issued in December 2012. The Senior Notes consist of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 notes and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022.

Operating lease obligations consist primarily of obligations for facilities, net of sublease income, computer equipment and other equipment leases.

Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding on Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to enterprise subscription agreements, IT infrastructure costs, and marketing costs.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and twelve months ended January 31, 2015, we repurchased 1.1 million and 6.9 million shares of our common stock, respectively. At January 31, 2015, 14.8 million shares remained available for repurchase under our current repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of January 31, 2015, we did not have any significant off-balance sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of Regulation S-K.

2015 Form 10-K 56

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2015 and 2014, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $381.2 million and $557.2 million at January 31, 2015 and 2014, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2015 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2015 and 2014 would increase the fair value of our foreign currency contracts by $35.1 million and $7.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2015 would decrease the fair value of our foreign currency contracts by $16.5 million. A hypothetical 10% depreciation of the dollar from its value at January 31, 2014 would increase the fair value of our foreign currency contracts by $3.7 million.

Interest rate risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At January 31, 2015, we had $1,588.7 million of cash equivalents and marketable securities, including $615.8 million classified as short-term marketable securities and $273.0 million classified as long-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a twelve month period, the potential decline in fair value on our marketable securities would be $2.9 million or $4.7 million, respectively.

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

2015 Form 10-K 57

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2015	2014	2013
Net revenue:
License and other	$1,341.4	$1,254.9	$1,364.1
Subscription	1,170.8	1,019.0	948.1
Total net revenue	2,512.2	2,273.9	2,312.2
Cost of revenue:
Cost of license and other revenue	208.5	178.7	166.0
Cost of subscription revenue	133.6	95.6	72.5
Total cost of revenue	342.1	274.3	238.5
Gross profit	2,170.1	1,999.6	2,073.7
Operating expenses:
Marketing and sales	998.0	842.6	875.5
Research and development	725.2	611.1	600.0
General and administrative	283.3	211.8	206.3
Amortization of purchased intangibles	39.8	36.5	42.1
Restructuring charges, net	3.1	12.8	43.9
Total operating expenses	2,049.4	1,714.8	1,767.8
Income from operations	120.7	284.8	305.9
Interest and other (expense) income, net	(37.7)	(4.9)	4.1
Income before income taxes	83.0	279.9	310.0
Provision for income taxes	(1.2)	(51.1)	(62.6)
Net income	$81.8	$228.8	$247.4
Basic net income per share	$0.36	$1.02	$1.09
Diluted net income per share	$0.35	$1.00	$1.07
Weighted average shares used in computing basic net income per share	227.1	224.0	226.4
Weighted average shares used in computing diluted net income per share	232.4	229.6	231.7
See accompanying Notes to Consolidated Financial Statements.

2015 Form 10-K 58

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal year ended January 31,
	2015	2014	2013
Net income	$81.8	$228.8	$247.4
Other comprehensive (loss) income, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of ($0.7), $1.1, and ($0.5))	39.3	0.7	(6.4)
Change in net unrealized gain (loss) on available-for-sale securities (net of tax effect of ($0.2), $0.3, and ($0.6))	(0.2)	(1.1)	2.0
Change in defined benefit pension items (net of tax effect of $1.8, $0.6, and $0.4)	(16.0)	5.4	(6.1)
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $4.9, $2.1, and $2.1)	(75.8)	0.1	(1.1)
Total other comprehensive (loss) income	(52.7)	5.1	(11.6)
Total comprehensive income	$29.1	$233.9	$235.8

See accompanying Notes to Consolidated Financial Statements.

2015 Form 10-K 59

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2015	January 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,410.6	$1,853.0
Marketable securities	615.8	414.1
Accounts receivable, net	458.9	423.7
Deferred income taxes, net	85.1	56.8
Prepaid expenses and other current assets	100.9	87.4
Total current assets	2,671.3	2,835.0
Marketable securities	273.0	277.3
Computer equipment, software, furniture, and leasehold improvements, net	159.2	130.3
Developed technologies, net	86.5	63.1
Goodwill	1,456.2	1,009.9
Deferred income taxes, net	100.0	131.1
Other assets	167.6	148.3
Total assets	$4,913.8	$4,595.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100.5	$84.5
Accrued compensation	253.3	181.2
Accrued income taxes	28.2	24.3
Deferred revenue	900.8	696.2
Other accrued liabilities	117.3	85.3
Total current liabilities	1,400.1	1,071.5
Deferred revenue	256.3	204.4
Long term income taxes payable	158.8	211.8
Long term notes payable, net of discount	747.2	746.4
Other liabilities	132.2	99.4
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2015 and 2014	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 227.0 outstanding at January 31, 2015 and 226.7 outstanding at January 31, 2014	1,773.1	1,637.3
Accumulated other comprehensive loss	(53.3)	(0.6)
Retained earnings	499.4	624.8
Total stockholders’ equity	2,219.2	2,261.5
Total liabilities and stockholders' equity	$4,913.8	$4,595.0
See accompanying Notes to Consolidated Financial Statements.

2015 Form 10-K 60

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2015	2014	2013
Operating Activities
Net income	$81.8	$228.8	$247.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	145.9	128.9	127.8
Stock-based compensation expense	165.6	132.2	156.3
Excess tax benefits from stock-based compensation	(0.5)	(9.1)	(12.9)
Restructuring charges, net	3.1	12.8	43.9
Other operating activities	16.2	(16.1)	6.7
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(17.3)	72.3	(98.1)
Deferred income taxes	(18.8)	(49.4)	(28.3)
Prepaid expenses and other current assets	6.8	(20.3)	0.1
Accounts payable and accrued liabilities	130.8	(19.6)	(28.3)
Deferred revenue	245.2	66.0	113.3
Accrued income taxes	(50.7)	37.0	31.2
Net cash provided by operating activities	708.1	563.5	559.1
Investing Activities
Purchases of marketable securities	(1,355.1)	(1,214.2)	(1,397.7)
Sales of marketable securities	190.0	537.0	332.9
Maturities of marketable securities	969.0	742.1	764.8
Acquisitions, net of cash acquired	(630.0)	(176.1)	(263.7)
Capital expenditures	(75.5)	(64.2)	(56.4)
Other investing activities	(4.0)	(18.6)	(27.1)
Net cash used in investing activities	(905.6)	(194.0)	(647.2)
Financing Activities
Proceeds from issuance of common stock, net of issuance costs	135.4	288.2	220.2
Repurchase and retirement of common shares	(372.4)	(423.8)	(431.2)
Draws on line of credit	—	—	110.0
Proceeds from debt, net of discount	—	—	745.6
Repayments of line of credit	—	—	(110.0)
Excess tax benefits from stock-based compensation	0.5	9.1	12.9
Other financing activities	(3.4)	—	(6.1)
Net cash (used in) provided by financing activities	(239.9)	(126.5)	541.4
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(2.2)	2.0
Net (decrease) increase in cash and cash equivalents	(442.4)	240.8	455.3
Cash and cash equivalents at beginning of fiscal year	1,853.0	1,612.2	1,156.9
Cash and cash equivalents at end of fiscal year	$1,410.6	$1,853.0	$1,612.2
Supplemental cash flow information:
Cash paid during the year for interest	$20.4	$20.5	$0.4
Net cash paid during the year for income taxes	$63.4	$75.7	$59.7
See accompanying Notes to Consolidated Financial Statements.

2015 Form 10-K 61

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2012	225.9	$1,365.4	$5.9	$511.6	$1,882.9
Common shares issued under stock plans	10.2	220.2	—	—	220.2
Stock-based compensation expense	—	139.8	—	—	139.8
Tax benefits from employee stock plans	—	(4.3)	—	—	(4.3)
Net income	—	—	—	247.4	247.4
Other comprehensive (loss)	—	—	(11.6)	—	(11.6)
Repurchase and retirement of common shares	(12.5)	(271.3)	—	(159.9)	(431.2)
Balances, January 31, 2013	223.6	1,449.8	(5.7)	599.1	2,043.2
Common shares issued under stock plans	13.6	288.2	—	—	288.2
Stock-based compensation expense	—	132.2	—	—	132.2
Tax benefits from employee stock plans	—	(12.2)	—	—	(12.2)
Net income	—	—	—	228.8	228.8
Other comprehensive income	—	—	5.1		5.1
Repurchase and retirement of common shares	(10.5)	(220.7)	—	(203.1)	(423.8)
Balances, January 31, 2014	226.7	1,637.3	(0.6)	624.8	2,261.5
Common shares issued under stock plans	7.2	135.4	—	—	135.4
Stock-based compensation expense	—	165.6	—	—	165.6
Net income	—	—	—	81.8	81.8
Other comprehensive loss	—	—	(52.7)	—	(52.7)
Repurchase and retirement of common shares	(6.9)	(165.2)	—	(207.2)	(372.4)
Balances, January 31, 2015	227.0	$1,773.1	$(53.3)	$499.4	$2,219.2

See accompanying Notes to Consolidated Financial Statements.

2015 Form 10-K 62

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015
(Tables in millions of dollars, except per share data, unless otherwise indicated)

1.     Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or the “Company”) is a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. The Company serves customers in the architecture, engineering, and construction; manufacturing; and digital media, consumer, and entertainment industries. The Company’s sophisticated software products enable its customers to experience their ideas before they are real by allowing them to imagine, design, and create their ideas and to visualize, simulate, and analyze real-world performance early in the design process by creating digital prototypes. These capabilities allow Autodesk’s customers to foster innovation, optimize and improve their designs, help save time and money, improve quality, and collaborate with others. Autodesk software products are sold globally, both directly to customers and through a network of resellers and distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

During the first quarter of fiscal 2014, Autodesk combined maintenance revenue and cloud services offering-related revenue into one category named “Subscription.” As a result, revenue and cost of revenue related to cloud service offerings previously reflected in “License and other revenue” and “Cost of license and other revenue” were reclassified to “Subscription revenue” and “Cost of subscription revenue.” These revenues and expenses have been reclassified in the Consolidated Statements of Operations for fiscal year 2013 to conform to the current period presentation as follows:

Fiscal year ended January 31,
2013
Reclassifications within revenue:
Decrease to License and other revenue	$(26.5)
Increase to Subscription revenue	26.5
Reclassifications within cost of revenue:
Decrease to Cost of license and other revenue	$(32.1)
Increase to Cost of subscription revenue	32.1

During the second quarter of fiscal 2015, Autodesk elected to present amortization of purchased customer relationships, trade names, patents, and user lists as a separate line item within operating expenses. As a result, amortization previously reflected in “General and Administrative” expense was reclassified to “Amortization of Purchased Intangibles" within Operating Expenses. These expenses have been reclassified in the Consolidated Statements of Operations for fiscal years 2014 and 2013 to conform to the current period presentation as follows:

	Fiscal year ended January 31,
	2014	2013
Reclassifications within operating expenses:
(Decrease) to general and administrative	$(36.5)	$(42.1)
Increase to amortization of purchased intangibles	36.5	42.1

2015 Form 10-K 63

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in Autodesk’s consolidated financial statements and notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

Examples of significant estimates and assumptions made by management involve the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments, long-lived assets and other intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. The Company also makes assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations, and legal contingencies.

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

The bank counterparties in all contracts expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company’s minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads, and potential downgrades on at least a quarterly basis. Based on Autodesk’s on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties. Autodesk generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. However, Autodesk does not have any master netting arrangements in place with collateral features.

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

2015 Form 10-K 64

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

All of Autodesk’s marketable securities are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Autodesk did not record any other-than temporary impairment charges during fiscal years ended January 31, 2015, 2014, and 2013. For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 2, “Financial Instruments.”

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2015	2014
Trade accounts receivable	$495.4	$464.6
Less: Allowance for doubtful accounts	(6.3)	(4.9)
Product returns reserve	(2.6)	(4.0)
Partner programs and other obligations	(27.6)	(32.0)
Accounts receivable, net	$458.9	$423.7

Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with problem accounts.

The product returns reserves are based on historical experience of actual product returns, estimated channel inventory levels, the timing of new product introductions, channel sell-in for applicable markets, and other factors.

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the maintenance transaction is billed and subsequently recognized as a reduction to maintenance revenue over the contract period. These incentive balances do not require significant assumptions or judgments. The reserves associated with the partner incentive program are treated on the consolidated balance sheet as either contra account receivable (when due to distributors and direct resellers) or accounts payable (when due to indirect resellers).

Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security, and issuer.

Geographical concentrations of consolidated cash, cash equivalents, and marketable securities held by Autodesk as of January 31:

	2015	2014
United States	19%	25%
Other Americas	1%	1%
Europe, Middle East, and Africa (“EMEA”)	56%	57%
Asia Pacific (“APAC”)	24%	17%

2015 Form 10-K 65

Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $400.0 million line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of these partners' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 25%, 24%, and 23% of Autodesk's net revenue for fiscal years ended January 31, 2015, 2014, and 2013, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk's Platform Solutions and Emerging Business ("PSEB") segment and is for sales made outside of the United States. In addition, Tech Data accounted for 22% and 24% of trade accounts receivable at January 31, 2015 and 2014, respectively.

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $52.1 million in fiscal 2015, $47.2 million in fiscal 2014, and $45.6 million in fiscal 2013.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2015	2014
Computer hardware, at cost	$194.0	$163.0
Computer software, at cost	84.9	80.9
Leasehold improvements, land, and buildings, at cost	176.3	163.7
Furniture and equipment, at cost	53.0	51.7
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	508.2	459.3
Less: Accumulated depreciation	(349.0)	(329.0)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$159.2	$130.3

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years. During fiscal 2015, Autodesk wrote-off $25.8 million of fully depreciated assets.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three year period, if material. Autodesk had no material capitalized software development costs at January 31, 2015 and January 31, 2014.

Other Intangible Assets, Net

Other intangible assets include developed technologies, customer relationships, trade names, patents, user lists, and the related accumulated amortization. These assets are shown as “Developed technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from one to ten years. Amortization expense for developed technologies, customer relationships, trade names, patents, and user lists was $92.9 million in fiscal 2015, $80.7 million in fiscal 2014 and $82.0 million in fiscal 2013.

2015 Form 10-K 66

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2015	2014
Developed technologies, at cost	$538.4	$462.4
Customer relationships, trade names, patents, and user lists, at cost (1)	348.9	268.1
	887.3	730.5
Less: Accumulated amortization	(715.4)	(626.2)
Other intangible assets, net	$171.9	$104.3
_______________

(1)	Included as a net balance in “Other assets” in the Consolidated Balance Sheet. Customer relationships and trade names include the effects of foreign currency translation.

The weighted average amortization period for developed technologies, customer relationships, and trade names during fiscal 2015 was 4.2 years. Expected future amortization expense for developed technologies, customer relationships, trade names, patents, and user lists for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2016	$73.2
2017	49.7
2018	24.0
2019	15.5
2020	5.3
Thereafter	4.2
Total	$171.9

Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reporting unit associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. For purposes of the goodwill impairment test, a reporting unit is an operating segment or one level below.

Autodesk has the option to perform an assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a two-step quantitative impairment test. Should the optional assessment be utilized for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

Therefore, the two-step quantitative impairment test is necessary when either Autodesk does not utilize the optional assessment or, as a result of the optional assessment, it is not more likely than not that the fair value of the reporting unit is greater than its carrying value. In performing the two-step impairment test, Autodesk uses discounted cash flow models which include assumptions regarding projected cash flows. Variances in these assumptions could have a significant impact on Autodesk's conclusion as to whether goodwill is impaired, or the amount of any impairment charge. Impairment charges, if any, result from instances where the fair values of net assets associated with goodwill are less than their carrying values. As changes in business conditions and assumptions occur, Autodesk may be required to record impairment charges. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy or internal financial forecast results.

For the fiscal 2015 annual goodwill impairment testing, Autodesk had five reporting units: PSEB, Manufacturing ("MFG"), Architecture, Engineering, and Construction ("AEC"), Media and Entertainment ("M&E"), and Delcam.

2015 Form 10-K 67

For the annual impairment assessment in fiscal 2015, Autodesk utilized the optional assessment for Delcam. Based on a review of the qualitative factors described above, we determined that for our Delcam reporting unit, it was more likely than not that the fair value of the reporting unit exceeded the carrying value. As a result, we concluded that performing the two-step impairment test was not necessary for Delcam.

For each of the remaining four reporting units, Autodesk did not utilize the optional assessment but rather performed the quantitative two-step impairment test. In performing the quantitative two-step test, Autodesk used a discounted cash flow model which included assumptions regarding projected cash flows. Based on this testing, Autodesk determined that the fair value was substantially in excess of the carrying value for each of the four reporting units and therefore the goodwill of each reporting unit was not impaired during the fiscal year ended January 31, 2015. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2014 or 2013.

The change in the carrying amount of goodwill during the fiscal year ended January 31, 2015 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering, and Construction	Manufacturing	Media and Entertainment	Delcam	Total
Balance as of January 31, 2014
Goodwill	$142.3	$415.2	$411.6	$190.0	$—	$1,159.1
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	142.3	415.2	411.6	40.8	—	1,009.9
Delcam plc	—	—	—	—	196.1	196.1
Within Technologies Limited	80.6	—	—	—		80.6
Shotgun Software Inc.	—	—	—	43.2		43.2
Goodwill acquired from other acquisitions	117.8	28.1	20.1	15.3		181.3
Effect of foreign currency translation, purchase accounting adjustments, and other	(13.2)	(16.3)	(9.0)	(3.3)	(13.1)	(54.9)
Balance as of January 31, 2015
Goodwill	327.5	427.0	422.7	245.2	183.0	1,605.4
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	$327.5	$427.0	$422.7	$96.0	$183.0	$1,456.2

2015 Form 10-K 68

The change in the carrying amount of goodwill during the fiscal year ended January 31, 2014 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering, and Construction	Manufacturing	Media and Entertainment	Total
Balance as of January 31, 2013
Goodwill	$129.5	$310.3	$389.9	$191.0	$1,020.7
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	129.5	310.3	389.9	41.8	871.5
Graitec SA	—	73.4	—	—	73.4
Goodwill acquired from other acquisitions	12.8	32.0	22.2	—	67.0
Effect of foreign currency translation, purchase accounting adjustments, and other	—	(0.5)	(0.5)	(1.0)	(2.0)
Balance as of January 31, 2014
Goodwill	142.3	415.2	411.6	190.0	1,159.1
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$142.3	$415.2	$411.6	$40.8	$1,009.9

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocations during fiscal 2015 and 2014.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist.  Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flows the assets are expected to generate.  If the long-lived assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk did not recognize any impairment of long-lived assets during the fiscal years ended January 31, 2015, 2014, and 2013, respectively.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by the establishment of U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, and valuation allowances against U.S. and foreign deferred tax assets. We perform a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount “more likely than not” expected to be realized.

Revenue Recognition

Autodesk recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is probable.

2015 Form 10-K 69

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

For multiple element arrangements involving non-software elements, including cloud subscription services, our revenue recognition policy is based upon the accounting guidance contained in ASC 605, Revenue Recognition. For these arrangements, Autodesk first allocates the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and the non-software elements. Autodesk then further allocates consideration within the software group to the respective elements within that group using the residual method as described above. Autodesk exercises judgment and uses estimates in connection with the determination of the amount of revenue to be recognized in each accounting period.

Autodesk allocates the total arrangement consideration among the various elements based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE if available, third-party evidence ("TPE") if VSOE is not available, or the best estimated selling price ("BESP") if neither VSOE nor TPE is available. BESP represents the price at which Autodesk would transact for the deliverable if it were sold regularly on a standalone basis. To establish BESP for those elements for which neither VSOE nor TPE are available, Autodesk performs a quantitative analysis of pricing data points for historical standalone transactions involving such elements for a twelve-month period. As part of this analysis, Autodesk monitors and evaluates the BESP against actual pricing to ensure that it continues to represent a reasonable estimate of the standalone selling price, considering several other external and internal factors including, but not limited to, pricing and discounting practices, contractually stated prices, the geographies in which Autodesk offers products and services, and the type of customer (i.e. distributor, value-added reseller, and direct end user, among others). Autodesk analyzes BESP at least annually or on a more frequent basis if a significant change in our business necessitates a more timely analysis, or if significant selling price variances are experienced.

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

(2) Other Revenue

Other revenue includes revenue from consulting, training, Autodesk Developers Network, and Creative Finishing customer support, and is recognized over time, as the services are performed.

Autodesk's Subscription revenue consists of two components: maintenance revenue for our software products and revenue for our cloud service offerings, including Autodesk 360. Autodesk's maintenance program provides our commercial and educational customers of perpetual products with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under Autodesk's maintenance program, customers are eligible to receive unspecified upgrades when and if available, downloadable training courses, and online support. Autodesk recognizes maintenance revenue ratably over the term of the maintenance agreement, which is generally between one and three years but can occasionally be as long as five years. Revenue for Autodesk's cloud service offerings is recognized ratably over the contract term commencing with the date Autodesk's service is made available to customers and all other revenue recognition criteria have been satisfied.

2015 Form 10-K 70

Taxes Collected from Customers

Autodesk nets taxes collected from customers against those remitted to government authorities in the consolidated financial statements. Accordingly, taxes collected from customers are not reported as revenue.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue for all periods presented.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2015, 2014, and 2013, respectively, as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Cost of license and other revenue	$4.6	$3.8	$3.7
Cost of subscription	4.3	2.2	1.5
Marketing and sales	72.4	58.6	64.3
Research and development	56.0	43.7	61.8
General and administrative	28.3	23.9	25.0
Stock-based compensation expense related to stock awards and ESP Plan purchases	165.6	132.2	156.3
Tax benefit	(45.2)	(36.4)	(35.5)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net	$120.4	$95.8	$120.8

Autodesk determines the grant-date fair value of its share-based payment awards using a Black-Scholes Merton Option ("BSM") pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2015		January 31, 2014		January 31, 2013
	Performance Stock Unit (1)	ESP Plan	Performance Stock Unit (1)	ESP Plan	Stock Option (2)	ESP Plan
Range of expected volatilities	30%	29 - 33%	34%	27 - 36%	41 - 45%	41 - 44%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	3.6 - 4.6	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.0 - 0.6%	0.1%	0.1 - 0.4%	0.5 - 0.8%	0.1 - 0.3%
 _______________

(1)	Autodesk did not grant PSUs in fiscal 2013 that were subject to market conditions.

(2)	Autodesk did not grant stock options in fiscal 2015 or 2014.

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

Autodesk did not pay cash dividends in fiscal 2015, 2014, or 2013 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes-Merton option pricing model and the Monte Carlo simulation model.

2015 Form 10-K 71

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $23.9 million in fiscal 2015, $15.6 million in fiscal 2014, and $15.6 million in fiscal 2013.

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

Defined Benefit Pension Plans

The funded status of Autodesk's defined benefit pension plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for the fiscal years presented. The projected benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The fair value of plan assets represents the current market value of Autodesk's cumulative company and participant contributions made to the various plans in effect.

Net periodic benefit cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs, and gains or losses previously recognized as a component of other comprehensive income. Certain events, such as changes in the employee base, plan amendments, and changes in actuarial assumptions may result in a change in the defined benefit obligation and the corresponding change to other comprehensive income.

Gains and losses and prior service costs not recognized as a component of net periodic benefit cost in the Consolidated Statements of Operations as they arise are recognized as a component of other comprehensive income in the Consolidated Statements of Comprehensive Income. Those gains and losses and prior service costs are subsequently amortized as a component of net periodic benefit cost over the average remaining service lives of the plan participants using a corridor approach to determine the portion of gain or loss subject to amortization.

The measurement of projected benefit obligations and net periodic benefit cost is based on estimates and assumptions that reflect the terms of the plans and use participant-specific information such as compensation, age and years of services, as well as certain assumptions, including estimates of discount rates, expected return of plan assets, rate of compensation increases, interest rates, and mortality rates.

Accounting Standards in Fiscal 2015

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the FASB or adopted by the Company during the fiscal year ended January 31, 2015, that are of significance, or potential significance, to the Company.

2015 Form 10-K 72

Accounting Standards Adopted

Effective February 1, 2014, Autodesk prospectively adopted FASB's Accounting Standards Update (“ASU”) 2013-11 regarding ASC Topic 740 “Income Tax.” This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this ASU resulted in an $81.9M reduction of both our long term taxes payable and long-term deferred tax assets as of January 31, 2015.

Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606 “Revenue from Contracts with Customers.” This ASU provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU will be effective for Autodesk’s fiscal year beginning February 1, 2017. Early adoption is not permitted. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

2015 Form 10-K 73

2.     Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2015 and 2014.

	January 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Corporate debt securities	$258.6	$—	$—	$258.6	$258.6	$—	$—
Custody cash deposit	141.5	—	—	141.5	141.5	—	—
Commercial paper	161.0	—	—	161.0	—	161.0	—
Corporate bond	11.5	—	—	11.5	11.5	—	—
Money market funds	127.3	—	—	127.3	—	127.3	—
Marketable securities:
Short-term available for sale
Agency bond	37.9	—	—	37.9	37.9	—	—
Corporate debt securities	148.0	0.1	(0.1)	148.0	148.0	—	—
Municipal bond	29.2	0.1	—	29.3	29.3	—	—
Certificate of deposit	101.9	—	—	101.9	101.9	—	—
Commercial paper	258.4	—	—	258.4	—	258.4	—
Short-term trading securities
Mutual funds	36.9	3.4	—	40.3	40.3	—	—
Long-term available for sale
Agency bond	50.6	0.2	—	50.8	50.8	—	—
Corporate debt securities	199.4	0.6	(0.2)	199.8	199.8	—	—
Municipal securities	13.3	0.1	—	13.4	13.4	—	—
U.S. government agency securities	8.9	0.1	—	9.0	9.0	—	—
Convertible debt securities (2)	4.7	2.5	(2.1)	5.1	—	—	5.1
Derivative contracts (3)	3.5	19.5	(7.0)	16.0	—	15.1	0.9
Total	$1,592.6	$26.6	$(9.4)	$1,609.8	$1,042.0	$561.8	$6.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

2015 Form 10-K 74

	January 31, 2014
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit and time deposits	$280.7	$—	$—	$280.7	$30.4	$250.3	$—
Municipal securities	2.0	—	—	2.0	2.0	—	—
Commercial paper	280.5	—	—	280.5	—	280.5	—
Money market funds	262.8	—	—	262.8	—	262.8	—
Marketable securities:
Short-term available for sale
Commercial paper and corporate debt securities	261.0	—	—	261.0	95.4	165.6	—
Time deposits	37.1	—	—	37.1	—	37.1	—
U.S. government agency securities	11.3	—	—	11.3	11.3	—	—
Agency bond	42.7	—	—	42.7	42.7	—	—
Municipal securities	11.7	—	—	11.7	11.7	—	—
Other (2)	11.4	—	—	11.4	11.4	—	—
Short-term trading securities
Mutual funds	35.6	3.3	—	38.9	38.9	—	—
Long-term available for sale
Corporate debt securities	179.7	0.7	(0.1)	180.3	180.3	—	—
Agency bond	43.3	0.1	—	43.4	43.4	—	—
U.S. government agency securities	9.8	—	—	9.8	9.8	—	—
Municipal securities	43.5	0.3	—	43.8	43.8	—	—
Convertible Debt Securities (3)	21.4	3.2	(4.4)	20.2	—	—	20.2
Derivative contracts (4)	10.8	14.8	(6.0)	19.6	—	10.5	9.1
Total	$1,545.3	$22.4	$(10.5)	$1,557.2	$521.1	$1,006.8	$29.3
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Consists of agency discount notes, U.S. treasury bills, and other short-term securities.

(3)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities, and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the year ended January 31, 2015.

2015 Form 10-K 75

Autodesk's cash equivalents, marketable securities, and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values it's available for sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in auction rate securities, convertible debt securities, and derivative contracts which are valued using probability weighted discounted cash flow models and some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal years ended January 31, 2015 and 2014 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Taxable Auction-Rate Securities	Total
Balance at January 31, 2013	$10.7	$17.5	$4.2	$32.4
Purchases	1.3	3.1	—	4.4
Settlements	—	—	(4.0)	(4.0)
Losses included in earnings (1)	(2.9)	—	(0.2)	(3.1)
Losses included in OCI (1)	—	(0.4)	—	(0.4)
Balance at January 31, 2014	9.1	20.2	—	29.3
Purchases	0.1	0.6	—	0.7
Settlements	(0.8)	(3.0)	—	(3.8)
Losses included in earnings	(7.5)	(13.3)	—	(20.8)
Gains included in OCI	—	0.6	—	0.6
Balance at January 31, 2015	$0.9	$5.1	$—	$6.0
(1) For comparability, the presentation of prior period balances were adjusted to align with current year presentation.

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2015
	Cost	Fair Value
Due in 1 year	$575.4	$575.5
Due in 1 year through 5 years	276.9	278.1
Total	$852.3	$853.6

As of January 31, 2015 and 2014, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

As of January 31, 2015 and 2014 Autodesk had $52.6 million and $49.8 million, respectively, in direct investments of privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance, and any other readily available market data. During fiscal 2015, Autodesk recorded $19.2 million in other-than-temporary impairments on its privately held equity investments. During fiscal 2014, Autodesk recorded no other-than-temporary impairment on its privately held equity investments. The impairment expense was recorded in “Interest and other (expense) income, net” on the Company's Consolidated Statement of Operations.

2015 Form 10-K 76

The sales or settlement of “available-for-sale securities” in fiscal 2015 and fiscal 2014 resulted in a gain of $0.7 million and a loss of $0.2 million, respectively. The sales or redemptions of “available-for-sale securities” in fiscal 2013 resulted in no gains or losses. The losses and gains were recorded in "Interest and other (expense) income, net" on the Company's Consolidated Statement of Operations.

Proceeds from the sale and maturity of marketable securities for fiscal 2015 and fiscal 2014 were $1,159.0 million and $1,279.1 million, respectively.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk's general practice is to hedge a portion of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. These instruments have maturities between one to twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

The bank counterparties to the derivative contracts potentially expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company's minimum requirements under its counterparty risk assessment process. Autodesk monitors ratings, credit spreads, and potential downgrades on at least a quarterly basis. Based on Autodesk's on-going assessment of counterparty risk, the Company will adjust its exposure to various counterparties. Autodesk generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, Autodesk does not have any master netting arrangements in place with collateral features.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other (expense) income, net” in the Company's Consolidated Financial Statements at that time.

The net notional amount of these contracts are presented net settled and were $336.6 million at January 31, 2015 and $351.7 million at January 31, 2014. Outstanding contracts are recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value. The majority of the net gain of $42.8 million remaining in “Accumulated other comprehensive loss” as of January 31, 2015 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $44.6 million at January 31, 2015 and $205.5 million at January 31, 2014.

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

2015 Form 10-K 77

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

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2015 and January 31, 2014:

	Balance Sheet Location	Fair Value at
		January 31, 2015	January 31, 2014
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$20.4	$4.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	0.9	16.9
Total derivative assets		$21.3	$21.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$5.4	$1.7
Total derivative liabilities		$5.4	$1.7
_______________

(1)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $23.8 million and $5.9 million at January 31, 2015 and January 31, 2014, respectively.

(2)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $8.7 million and $3.2 million at January 31, 2015 and January 31, 2014, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2015, 2014, and 2013, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2015	2014	2013
Amount of gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$46.4	$12.2	$5.1
Amount and location of gain reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$10.5	$13.1	$16.0
Operating expenses	(3.5)	(1.6)	(4.6)
Total	$7.0	$11.5	$11.4
Amount and location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other (expense) income, net	$0.9	$(0.1)	$(0.2)

2015 Form 10-K 78

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2015, 2014, and 2013, respectively (amounts presented include any income tax effects):

	Foreign Exchange Contracts
	Fiscal Year Ended January 31,
	2015	2014	2013
Amount and location of (loss) gain recognized in income on derivative
Interest and other (expense) income, net	$(25.5)	$12.8	$1.5

3.     Employee and Director Stock Plans

Stock Plans

As of January 31, 2015, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (as amended, the “2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are three expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On January 14, 2014, Autodesk's stockholders approved amendments to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 11.4 million shares and added additional performance goals to the plan. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 32.6 million shares which includes 26.6 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2015, 22.1 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 plan vest over periods ranging from immediately upon grant to over a three year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2015, 12.3 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Director's Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units, and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2015, 0.6 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Outside Directors' Plan vest over one to three years from the date of grant. The 2012 Directors' Plan reserved 2.6 million shares of Autodesk common stock. The 2012 Directors' Plan will expire on June 30, 2022. At January 31, 2015, 2.0 million shares were available for future issuance under the 2012 Director's Plan.

2015 Form 10-K 79

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2015 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (3)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2014	5.9	$33.54
Granted (1)	—	—
Exercised	(3.2)	32.76
Canceled/Forfeited	—	—
Options outstanding at January 31, 2015	2.7	$34.46	4.2	$53.1
Options vested and exercisable at January 31, 2015	2.5	$33.72	3.9	$49.9
Options vested and exercisable as of January 31, 2015 and expected to vest thereafter (2)	2.7	$34.46	4.2	$53.1
Options available for grant at January 31, 2015	14.3
_______________

(1)	Autodesk did not grant stock options in the twelve months ended January 31, 2015.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $54.01 per share as of January 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 31, 2015, compensation cost of $0.6 million related to non-vested options is expected to be recognized over a weighted average period of 0.2 years.

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted average grant date fair value per share of options granted during the fiscal years ended January 31, 2015, 2014, and 2013:

	Fiscal year ended January 31,
	2015	2014	2013
Intrinsic value of options exercised (1)	$67.6	$149.0	$90.9
Weighted average grant date fair value per share of stock options granted (2)	$—	$—	$13.4
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)
The weighted average grant date fair value per share of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes Merton ("BSM") option pricing model. For the twelve months ended January 31, 2015 and 2014, Autodesk did not grant stock options.

2015 Form 10-K 80

The following table summarizes information about options vested and exercisable, and outstanding at January 31, 2015:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value(1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value(1) (in millions)
Range of per-share exercise prices:
$12.31 - $29.49	0.9		$23.76		0.9		$23.83
$29.50 - $41.62	1.2		38.73		1.3		38.85
$42.39 - $43.81	0.4		43.80		0.5		43.79
	2.5	3.9	$33.72	$49.9	2.7	4.2	$34.46	$53.1
____________________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $54.01 per share as of January 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock:

A summary of restricted stock unit activity for the fiscal year ended January 31, 2015 is as follows:

	Unreleased Restricted Stock Units	Weighted average grant date fair value
	(in thousands)
Unreleased restricted stock units at January 31, 2014	6,515.6	$39.15
Granted	4,481.8	54.17
Vested	(2,675.6)	37.36
Canceled/Forfeited	(445.8)	41.43
Performance Adjustment (1)	(74.7)	42.23
Unreleased restricted stock units at January 31, 2015	7,801.3	$48.46
_______________

(1)
Based on Autodesk's financial results for the performance period, the fiscal 2014 and 2013 performance stock units were earned at 65.8% and 92.3% of the target award, respectively. The vesting of the performance stock units is subject to the holders satisfying the remaining service condition of the awards.

For the restricted stock units granted during fiscal years ended January 31, 2015, 2014, and 2013, the weighted average grant date fair value was $54.17, $42.37, and $33.32, respectively. The grant date fair value of the shares vested during fiscal years ended January 31, 2015, 2014, and 2013 was $100.0 million, $73.8 million, and $33.6 million, respectively.

During the fiscal year ended January 31, 2015, Autodesk granted 4.0 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $118.9 million, $74.9 million, and $70.5 million during fiscal years ended January 31, 2015, 2014, and 2013, respectively. Included in the $70.5 million incurred in fiscal 2013, Autodesk incurred $16.6 million relating to the acceleration of vesting of equity awards held in Socialcam for Socialcam employees immediately prior to the acquisition. As of January 31, 2015, total compensation cost not yet recognized of $245.0 million related to non-vested awards, is expected to be recognized over a weighted average period of 1.8 years. At January 31, 2015, the number of restricted stock units granted but unvested was 6.9 million.

2015 Form 10-K 81

During the fiscal year ended January 31, 2015, Autodesk granted 0.5 million performance stock units ("PSUs") for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria are based upon billings and subscriptions goals adopted by the Compensation and Human Resource Committee (the “Annual Financial Results”), as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

•	Up to one third of the PSU may vest following year one depending upon the achievement of Annual Financial Results for year one as well as 1 year Relative TSR (covering year one).

•	Up to one third of the PSU may vest following year two depending upon the achievement of Annual Financial Results for year two as well as 2 year Relative TSR (covering years one and two).

•	Up to one third of the PSU may vest following year three depending upon the achievement of Annual Financial Results for year three as well as 3 year Relative TSR (covering years one, two, and three).

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the performance restricted stock units is expensed using the accelerated attribution method over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $17.5 million, $8.7 million, and $8.1 million during fiscal year ended January 31, 2015, 2014, and 2013 respectively. As of January 31, 2015, total compensation cost not yet recognized of $2.5 million related to non-vested PSUs, is expected to be recognized over a weighted average period of 0.8 years. At January 31, 2015, the number of PSUs granted but unvested was 0.9 million.

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At January 31, 2015, a total of 40.7 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 2.1 million shares under the ESP Plan at an average price of $33.91 per share in fiscal 2015, 2.9 million shares at an average price of $22.61 per share in fiscal 2014, and 2.9 million shares at an average price of $21.79 per share in fiscal 2013. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2015, 2014, and 2013, calculated as of the award grant date using the BSM option pricing model, was $15.14, $11.80, and $12.21 per share, respectively. Autodesk recorded $23.9 million, $22.9 million, and $34.0 million of compensation expense associated with the ESP Plan in fiscal 2015, 2014, and 2013, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2015:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	10.5	$34.46	55.0	(1)
Total	10.5	$34.46	55.0
____________________

(1)	Included in this amount are 40.7 million securities available for future issuance under Autodesk’s ESP Plan.

2015 Form 10-K 82

4.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2015	2014	2013
Federal:
Current	$(43.8)	$29.1	$30.9
Deferred	(11.9)	(41.4)	(13.3)
State:
Current	(13.2)	0.6	7.8
Deferred	9.0	—	(18.6)
Foreign:
Current	69.5	63.9	54.3
Deferred	(8.4)	(1.1)	1.5
	$1.2	$51.1	$62.6

During fiscal year 2015, the Company reduced its current federal and state taxes payable by $0.5 million related to excess tax benefits from non-qualified stock options, offsetting additional paid-in capital. Pursuant to accounting standards related to stock-based compensation, the Company has unrecorded excess stock option tax benefits of $217.9 million as of January 31, 2015. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable. Foreign pretax income was $302.5 million in fiscal 2015, $380.5 million in fiscal 2014, and $383.3 million in fiscal 2013.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2015	2014	2013
Income tax provision at U.S. Federal statutory rate	$29.0	$98.0	$108.5
State income tax benefit, net of the U.S. Federal benefit	(4.0)	(2.9)	(1.7)
Foreign income taxed at rates different from the U.S. statutory rate	(40.0)	(57.1)	(54.5)
U.S. valuation allowance	2.9	2.1	1.7
Tax effect of non-deductible stock-based compensation	15.7	10.8	21.1
Research and development tax credit benefit	(7.2)	(8.8)	(7.0)
Tax (benefit) expense from closure of income tax audits and changes in uncertain tax positions	(0.7)	3.6	(2.8)
Tax effect of officer compensation in excess of $1.0 million	2.4	3.0	1.8
U.S. Manufacturer's deduction	—	(0.1)	(4.9)
Other	3.1	2.5	0.4
	$1.2	$51.1	$62.6

2015 Form 10-K 83

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2015	2014
Stock-based compensation	$39.9	$37.4
Research and development tax credit carryforwards	62.6	78.4
Foreign tax credit carryforwards	—	16.3
Accrued compensation and benefits	43.6	38.6
Other accruals not currently deductible for tax	18.4	14.5
Purchased technology and capitalized software	13.2	23.4
Fixed assets	16.2	17.5
Tax loss carryforwards	16.0	12.6
Deferred Revenue	48.0	33.1
Other	7.4	5.1
Total deferred tax assets	265.3	276.9
Less: valuation allowance	(70.8)	(67.2)
Net deferred tax assets	194.5	209.7
Unremitted earnings of foreign subsidiaries	(9.4)	(21.8)
Total deferred tax liability	(9.4)	(21.8)
Net deferred tax assets	$185.1	$187.9

Effective February 1, 2014, Autodesk prospectively adopted FASB's Accounting Standards Update (“ASU”) 2013-11 regarding ASC Topic 740 “Income Tax.”  This ASU clarifies the guidance on the presentation of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Research and development tax credit carryforwards and foreign tax credit carryforwards as of January 31, 2015 have been reduced by unrecognized tax benefits to the extent the tax credit carryforwards would be expected to offset tax liabilities in the event the uncertain tax positions are disallowed.

The valuation allowance increased by $3.6 million, $15.9 million, and $3.8 million in fiscal 2015, 2014, and 2013, respectively. The fiscal 2015, 2014, and 2013 changes in valuation allowance were primarily related to U.S. and Canadian deferred taxes.

Autodesk provides U.S. income taxes on the earnings of foreign subsidiaries, except to the extent subsidiaries' earnings are considered permanently reinvested outside the U.S. As of January 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided was $1,809.4 million. The unrecognized deferred tax liability for these earnings was approximately $514.4 million.

Realization of the net deferred tax assets of $185.1 million is dependent upon the company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and Autodesk then determines that it is not more likely than not to realize such deferred tax assets.

As of January 31, 2015, Autodesk had $21.7 million of cumulative federal tax loss carryforwards and $354.3 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These federal and state tax loss carryforwards will expire beginning fiscal 2015 through fiscal 2034 and fiscal 2015 through fiscal 2034, respectively. Autodesk also had $7.4 million of cumulative UK tax loss carryforwards, which may be available to reduce future income tax liabilities indefinitely. Autodesk had $9.2 million of cumulative federal and state capital loss carryforwards as of January 31, 2015 which are available to offset future capital gains through fiscal 2018.

As of January 31, 2015, Autodesk had $104.7 million of cumulative federal research tax credit carryforwards, $54.8 million of cumulative California state research tax credit carryforwards, and $59.8 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal credit carryforwards will expire beginning fiscal 2020 through fiscal 2035, the state credit carryforwards may reduce future

2015 Form 10-K 84

California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2024 through fiscal 2034. Autodesk also has $163.6 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2019 through fiscal 2026.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries is subject to reduced tax rates through fiscal 2016 and 2020, respectively with extensions available with incremental business and employment actions. The net income tax benefits attributable to the tax status of these business arrangements are estimated to be $1.2 million ($0.01 basic net income per share) in fiscal 2015, $9.7 million ($0.04 basic net income per share) in fiscal 2014, and $6.6 million ($0.03 basic net income per share) in fiscal 2013. The income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

As of January 31, 2015, the company had $245.8 million of gross unrecognized tax benefits, of which $227.3 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Gross unrecognized tax benefits at the beginning of the fiscal year	$222.1	$212.7	$201.1
Increases for tax positions of prior years	3.2	1.8	0.4
Decreases for tax positions of prior years	(2.5)	(0.3)	(0.4)
Increases for tax positions related to the current year	33.2	15.3	17.8
Decreases relating to settlements with taxing authorities	(5.4)	(4.6)	(3.0)
Reductions as a result of lapse of the statute of limitations	(4.8)	(2.8)	(3.2)
Gross unrecognized tax benefits at the end of the fiscal year	$245.8	$222.1	$212.7

It is the company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $2.0 million, $2.8 million, and $1.9 million, net of tax benefit, accrued for interest and an immaterial amount accrued for penalties related to unrecognized tax benefits as of January 31, 2015, 2014, and 2013, respectively.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. Autodesk's U.S. and state income tax returns for fiscal year 2003 through fiscal year 2015 remain open to examination. In addition, Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2003 to 2015.

5.     Acquisitions

During the fiscal years ended January 31, 2015 and January 31, 2014, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in the aggregate, were not material to Autodesk's Consolidated Financial Statements.

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

2015 Form 10-K 85

Fiscal 2015 Acquisitions

On June 27, 2014, Autodesk acquired Shotgun Software, Inc. (“Shotgun”) for total consideration of $54.5 million, of which $51.2 million was cash consideration. Prior to acquiring Shotgun, Autodesk had a convertible debt investment in the company with an acquisition-date fair value of $3.3 million using a market approach to value the investment. Shotgun was a privately-owned company that provided a cloud-based production management solution that enabled digital studios to track, schedule, review, and collaborate on projects and images. Shotgun has been integrated into, and the related goodwill was assigned to, Autodesk's M&E segment. Goodwill is not expected to be deductible for U.S. income tax purposes.

On May 29, 2014, Autodesk acquired all the outstanding shares of Within Technologies Limited ("Within Technologies”) for total cash consideration of $88.0 million. Autodesk used its non-U.S.-based cash for the transaction. Within Technologies is a United Kingdom based developer of design and simulation software for next generation manufacturing processes.  The Within Technologies acquisition is expected to accelerate Autodesk’s development of tools and technologies for advanced manufacturing.  Within Technologies has been integrated into Autodesk’s PSEB reportable segment. The amount of goodwill that is expected to be deductible for U.S. income tax purposes is $78.9 million.

On February 6, 2014, Autodesk acquired the entire issued and to be issued share capital of Delcam plc (“Delcam”), for $284.6 million. Delcam was previously listed as a public company (LON: DLC) and is a leading supplier of advanced CADCAM and industrial measurement solutions for the manufacturing industry. With this transaction Autodesk gains Delcam’s range of design, manufacturing, and inspection software that provide automated CADCAM solutions for a variety of industries, ranging from aerospace to toys and sports equipment. The transaction was structured as a cash offer for all the outstanding shares of Delcam, and Delcam has been integrated into Autodesk's MFG reportable segment. The amount of goodwill that is expected to be deductible for U.S. income tax purposes is $166.0 million.

During the fiscal year ended January 31, 2015, Autodesk also completed 21 other business combination and technology acquisitions for total cash consideration of $234.5 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2015:

	Shotgun	Within	Delcam	Other
Developed technologies	$5.4	$4.6	$28.9	$39.0
Customer relationships and other non-current intangible assets	7.5	3.6	39.7	9.8
Trade name	1.6	1.2	16.5	6.3
Goodwill	43.2	80.6	190.4	180.6
Deferred Revenue (current and non-current)	(0.7)	—	(10.4)	(0.4)
Deferred tax liability	(2.6)	(1.7)	(13.2)	(2.1)
Net tangible assets (liabilities)	0.1	(0.3)	32.7	1.3
	$54.5	$88.0	$284.6	$234.5

For Shotgun and certain other business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

Fiscal 2014 Acquisitions

On November 21, 2013, Autodesk acquired all of the outstanding shares of Graitec SA (“Graitec”) for total cash consideration of $87.0 million.  The acquisition enhances Autodesk’s current offerings for structural engineering and expands our portfolio of technology for Building Information Modeling ("BIM") for structural fabrication and detailing. Graitec has been integrated into Autodesk’s AEC segment. The amount of goodwill that is deductible for U.S. income tax purposes is $64.1 million.

2015 Form 10-K 86

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2014:

	Graitec	Other
Developed technologies	$15.9	$15.9
Customer relationships	2.2	2.8
Trade name	1.7	1.8
Goodwill	73.4	67.0
Deferred tax (liability) asset	(6.2)	0.7
Net tangible assets	—	1.5
Total	$87.0	$89.7

6.     Deferred Compensation

At January 31, 2015, Autodesk had marketable securities totaling $888.8 million, of which $40.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $40.3 million at January 31, 2015, of which $5.3 million was classified as current and $35.0 million was classified as non-current liabilities. The value of debt and equity securities held in the rabbi trust at January 31, 2014 was $38.9 million. The total related deferred compensation liability at January 31, 2014 was $38.9 million, of which $1.9 million was classified as current and $37.0 million was classified as non-current liabilities. The securities are recorded in the Consolidated Balance Sheets under the current portion of "Marketable Securities". The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.     Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022, (collectively, the "Senior Notes"). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. The proceeds of the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of our assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $759.9 million as of January 31, 2015.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. As of January 31, 2015, we were in compliance with the credit facility’s covenants. The credit facility expires in May 2018. At January 31, 2015 and January 31, 2014, Autodesk had no outstanding borrowings on this line of credit.

2015 Form 10-K 87

8.     Commitments and Contingencies

Lease commitments

Autodesk leases office space and computer equipment under non-cancellable operating lease agreements that expire at various dates through 2088. The leases generally provide that Autodesk pay taxes, insurance, and maintenance expenses related to the leased assets. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. At January 31, 2015, the aggregate future minimum lease payments required were as follows:

2016	$55.4
2017	47.3
2018	40.7
2019	29.1
2020	19.5
Thereafter	32.6
224.6
Less: Sublease income	1.9
$222.7

Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Rent expense	$55.0	$50.2	$56.1

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2015 were approximately $85.4 million for periods through fiscal 2020. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing, and software development services.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $17.9 million in fiscal 2015, $18.0 million in fiscal 2014, and $16.4 million in fiscal 2013.

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

In connection with the purchase, sale, or license of assets or businesses with third parties, Autodesk has entered into or assumed customary indemnification agreements related to the assets or businesses purchased, sold or licensed. Historically, costs related to these indemnifications have not been significant, and because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.

As permitted under Delaware law, Autodesk has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at Autodesk’s request in such capacity. The maximum potential amount of future payments Autodesk could be required to make under these indemnification agreements is unlimited;

2015 Form 10-K 88

however, Autodesk has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable Autodesk to recover a portion of any future amounts paid. Autodesk believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Legal Proceedings

Autodesk is involved in a variety of claims, suits, investigations, and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices, and other matters. In the Company's opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company's results of operations, cash flows, or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company's financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

9.     Stockholders' Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2015, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Programs

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired 6.9 million shares in fiscal 2015 at an average repurchase price of $53.83 per share, 10.5 million shares in fiscal 2014 at an average repurchase price of $40.43 per share, and 12.5 million shares in fiscal 2013 at an average repurchase price of $34.50.

At January 31, 2015, 14.8 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

10.    Interest and Other (Expense) Income, net

Interest and other (expense) income, net, consists of the following:

	Fiscal Year Ended January 31,
	2015	2014	2013
Interest and investment (expense) income, net	$(13.2)	$(9.8)	$4.9
(Loss) gain on foreign currency	(3.9)	4.0	1.2
Loss on strategic investments	(23.3)	(1.8)	(4.0)
Other income	2.7	2.7	2.0
Interest and other (expense) income, net	$(37.7)	$(4.9)	$4.1

2015 Form 10-K 89

11.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, was comprised of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total (1)
Balances, January 31, 2013	$2.8	$2.9	$(13.1)	$1.7	$(5.7)
Other comprehensive income (loss) before reclassifications	11.1	(0.2)	3.9	(2.0)	12.8
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(11.5)	(1.2)	0.9	—	(11.8)
Tax effects	1.1	0.3	0.6	2.1	4.1
Net current period other comprehensive income (loss)	0.7	(1.1)	5.4	0.1	5.1
Balances, January 31, 2014	3.5	1.8	(7.7)	1.8	(0.6)
Other comprehensive income (loss) before reclassifications	47.0	(1.7)	(18.3)	(80.7)	(53.7)
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(7.0)	1.7	0.5	—	(4.8)
Tax effects	(0.7)	(0.2)	1.8	4.9	5.8
Net current period other comprehensive income (loss)	39.3	(0.2)	(16.0)	(75.8)	(52.7)
Balances, January 31, 2015	$42.8	$1.6	$(23.7)	$(74.0)	$(53.3)

(1) For comparability, the presentation of prior period balances were adjusted to align with current year presentation.

Reclassifications related to gains and losses on available for sale securities are included in Interest and other (expense) income, net. Refer to "Note 2: Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. Refer to "Note 14: Retirement Benefit Plans."

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

	Fiscal Year Ended January 31,
	2015	2014	2013
Numerator:
Net income	$81.8	$228.8	$247.4
Denominator:
Denominator for basic net income per share—weighted average shares	227.1	224.0	226.4
Effect of dilutive securities	5.3	5.6	5.3
Denominator for dilutive net income per share	232.4	229.6	231.7
Basic net income per share	$0.36	$1.02	$1.09
Diluted net income per share	$0.35	$1.00	$1.07

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. For the fiscal years ended January 31, 2015, 2014, and 2013, 0.1 million, 5.4 million, and 9.6 million potentially anti-dilutive shares, respectively, were excluded from the computation of net income per share.

2015 Form 10-K 90

13.     Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: AEC, PSEB, MFG, and M&E. Autodesk has no material inter-segment revenue.

The AEC, PSEB, and MFG segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage, or own building, manufacturing, and infrastructure projects. Autodesk's M&E segment derives revenue from the sale of products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design, and interactive web streaming.

AEC software products help to improve the way building, civil infrastructure, process plant, and construction projects are designed, built, and managed. A broad portfolio of solutions enables greater efficiency, accuracy, and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for BIM, AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation, and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Building Design Suites, Autodesk Revit, Autodesk Infrastructure Design Suites, AutoCAD Civil 3D, and AutoCAD Map 3D.

PSEB includes Autodesk’s design product, AutoCAD. Autodesk’s AutoCAD product is a platform product that underpins the Company’s design product offerings for the industries it serves. For example, AEC and MFG offer tailored versions of AutoCAD software for the industries they serve. Autodesk’s AutoCAD product also provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB's revenue primarily includes revenue from sales of AutoCAD and AutoCAD LT, the AutoCAD Design Suite and many other design products, including consumer design products, as well as from sales of licenses of other Autodesk's design products.

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Product Design Suites, Autodesk Inventor, AutoCAD Mechanical, and Autodesk Moldflow products.

M&E consists of two product groups: Animation, including design visualization, and Creative Finishing. Animation products, such as Autodesk 3ds Max, Autodesk Maya, and the Autodesk Entertainment Creation Suites, provide tools for digital sculpting, modeling, animation, effects, rendering and compositing, for design visualization, visual effects, and games production. M&E products are also included in a number of PSEB, AEC, and MFG focused suites. Creative Finishing products, such as Autodesk Flame, Autodesk Smoke, and Autodesk Lustre, provide editing, finishing, and visual effects design and color grading.

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

2015 Form 10-K 91

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2015	2014	2013
Net revenue:
Architecture, Engineering, and Construction (1)	$872.6	$730.6	$701.1
Platform Solutions and Emerging Business (1)	796.7	789.2	843.0
Manufacturing	675.6	579.4	573.8
Media and Entertainment (1)	167.3	174.7	194.3
	$2,512.2	$2,273.9	$2,312.2
Gross profit:
Architecture, Engineering, and Construction (1)	$785.8	$663.8	$642.0
Platform Solutions and Emerging Business (1)	712.3	716.8	788.8
Manufacturing	604.0	531.5	531.3
Media and Entertainment	127.3	137.8	156.5
Unallocated (2)	(59.3)	(50.3)	(44.9)
	$2,170.1	$1,999.6	$2,073.7
Depreciation, amortization and accretion:
Architecture, Engineering, and Construction	$1.3	$0.2	$0.2
Platform Solutions and Emerging Business	6.8	5.5	1.8
Manufacturing	3.0	0.9	0.5
Media and Entertainment	0.3	0.2	0.4
Unallocated	134.5	122.1	124.9
	$145.9	$128.9	$127.8
_______________

(1)	Prior period segment revenue amounts have been updated to conform to the current period's presentation.

(2)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2015	2014	2013
Net revenue:
Americas
U.S.	$736.4	$672.3	$672.1
Other Americas	161.6	146.6	164.1
Total Americas	898.0	818.9	836.2
Europe, Middle East, and Africa	980.0	851.8	868.5
Asia Pacific
Japan	269.0	274.5	278.3
Other Asia Pacific	365.2	328.7	329.2
Total Asia Pacific	634.2	603.2	607.5
Total net revenue	$2,512.2	$2,273.9	$2,312.2

2015 Form 10-K 92

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	January 31,
	2015	2014
Long-lived assets (1):
Americas
U.S.	$108.8	$89.0
Other Americas	3.1	2.9
Total Americas	111.9	91.9
Europe, Middle East, and Africa	25.0	27.2
Asia Pacific	22.3	11.2
Total long-lived assets	$159.2	$130.3
____________________

(1)	Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets. Prior period amounts have been updated to conform to the current period's presentation.

14.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $11.2 million in fiscal 2015, $8.1 million in fiscal 2014, and $7.9 million in fiscal 2013. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Defined Benefit Pension Plans

Autodesk maintains certain defined benefit pension plans to employees primarily located in countries outside of the U.S, particularly the United Kingdom, Switzerland, and Japan. The Company deposits funds for specific plans, consistent with the requirements of local law, with insurance companies, third-party trustees, or into government-managed accounts, and accrues for the unfunded portion of the obligation, where material. Depending on the design of the plan, local customs, and market circumstances, the liabilities of a plan may exceed qualified plan assets.

2015 Form 10-K 93

Benefit obligation and plan assets

The changes in the projected benefit obligations and plan assets for the plans described above were as follows:

	Fiscal year ended January 31,
	2015	2014
Beginning projected benefit obligation	$62.2	$61.5
Service cost	4.6	5.4
Interest cost	3.9	1.1
Actuarial loss (gain)	18.8	(3.2)
Benefits paid	(7.5)	(5.9)
Foreign currency exchange rate changes	(1.2)	0.8
Curtailments and settlements	(2.9)	—
Contributions by plan participants	5.9	2.5
Business combinations	60.9	—
Ending projected benefit obligation	$144.7	$62.2

Beginning fair value of plan assets	$40.7	$37.5
Actual return on plan assets	4.1	0.9
Contributions paid by employer	4.9	5.2
Contributions paid by plan participants	5.9	2.5
Benefit payments	(7.5)	(5.9)
Curtailments and settlements	(2.9)	—
Foreign currency exchange rate changes	(1.2)	0.5
Business combinations	60.2	—
Ending fair value of plan assets	$104.2	$40.7
Funded status	$(40.5)	$(21.5)

Amounts included within the business combinations line above represent plan assets and liabilities assumed under the acquisition of Delcam.

The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2015	2014
Other long-term liabilities	$40.5	$21.5
Accumulated other comprehensive loss, before tax	26.6	8.7
Net amount recognized	$67.1	$30.2

On a worldwide basis, our defined benefit plans were 72% funded as of January 31, 2015. Funded status is not indicative of our ability to pay ongoing pension benefits or of Autodesk's obligation to fund retirement accounts.

2015 Form 10-K 94

As of January 31, 2015, the aggregate accumulated benefit obligation was $124.3 million for the pension plans ($45.3 million as of January 31, 2014). Included in the aggregate data in the following tables are the amounts applicable to our defined benefit plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2015	2014
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$124.0	$45.3
Plan Assets	103.9	40.7
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$144.7	$62.2
Plan Assets	104.2	40.7

Pension Plan Assets

The investments of the plans are managed by insurance companies or third-party investment managers selected by Autodesk's Trustees, consistent with regulations or market practice of the country where the assets are invested. Investments managed by qualified insurance companies or third-party investment managers under standard contracts follow local regulations, and Autodesk is not actively involved in their investment strategies.

Pension plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period as follows:

	Fiscal Year Ended January 31,
	2015				2014
	Level 1	Level 2	Level 3	Total	Total
Investment fund	$55.7	$4.9	$—	$60.6	$—
Insurance contracts	—	43.5	—	43.5	40.2
Total assets measured at fair value	55.7	48.4	—	104.1	40.2
Cash	0.1	—	—	0.1	0.5
Total pension plan assets at fair value	$55.8	$48.4	$—	$104.2	$40.7

The assets held in the investment fund in the preceding table are invested in a diversified growth fund actively managed by Russell Investments in association with Aon Hewitt. The objective of the fund is to generate capital appreciation on a long-term basis through a diversified portfolio of investments. The fund aims to deliver equity-like returns in the medium to long term with around two-thirds the volatility of equity markets. The fair value of the assets held in the investment fund classified as Level 1 are priced daily using observable inputs for identical assets. The fair value of the assets held in the investment fund classified as Level 2 are priced monthly at net asset value with quarterly redemption attributes.

The insurance contracts in the preceding table represent the immediate cash surrender value of assets managed by qualified insurance companies. Autodesk does not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 42% of total plan assets as of January 31, 2015 (99% as of January 31, 2014).

2015 Form 10-K 95

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2016	$3.5
2017	3.4
2018	3.5
2019	3.3
2020	3.1
2021-2025	17.5

Funding Expectations

Our expected required funding for the plans during fiscal 2016 is approximately $4.6 million.

Net Periodic Benefit Cost

The components of net periodic pension cost for the defined benefit pension plans for fiscal 2015, 2014, and 2013 are as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Service cost for benefits earned during the period	$4.6	$5.4	$4.5
Interest cost on projected benefit obligation	3.9	1.1	1.3
Expected return on plan assets	(4.6)	(0.8)	(0.8)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)
Amortization of loss	0.6	1.0	0.7
Net periodic benefit cost	$4.4	$6.6	$5.6

Amounts Recorded in OCI

The components of other comprehensive income for the defined benefit pension plans before taxes for fiscal 2015, 2014, and 2013 are as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Net loss (gain) for period	$18.4	$(3.9)	$6.3
Amortization of prior service credit	0.1	0.1	0.1
Amortization of net loss	(0.6)	(1.0)	(0.7)
Other comprehensive loss (income)	$17.9	$(4.8)	$5.7

Amounts Recorded in AOCI

The amounts recorded in accumulated other comprehensive income loss before taxes at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2015	2014
Net prior service credit	$(1.8)	$(1.9)
Net actuarial loss	28.4	10.6
Accumulated other comprehensive loss, before tax	$26.6	$8.7

2015 Form 10-K 96

The estimated amounts that will be amortized from AOCI into net periodic benefit cost over the next fiscal year for the qualified defined benefit pension plan and other benefit plans are as follows:

Pension Benefits
Amortization of prior service credit	$0.1
Amortization of the net loss	(1.5)
Total amortization	$(1.4)

Assumptions

Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Discount rate	3.3%	2.3%	1.8%
Expected long-term rate of return on plan assets	3.9%	1.9%	2.0%
Rate of compensation increase	2.2%	2.2%	2.1%

The weighted-average expected long-term rate of return for the plan assets is 3.9%. The weighted-average expected long-term rate of return on plan assets is based on the interest rates guaranteed under the insurance contracts, and the expected rate of return appropriate for each category of assets weighted for the distribution within the diversified investment fund. The assumptions used for the plans are based upon customary rates and practices for the location of the plans. Factors such as asset class allocations, long-term rates of return (actual and expected), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumption for our pension plans.

Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2015	2014	2013
Discount rate	2.4%	2.2%	1.8%
Rate of compensation increase	1.2%	2.2%	2.0%

In selecting the appropriate discount rate for the plans, the Company uses country-specific information, adjusted to reflect the duration of the particular plan. The discount rate was based on highly rated long-term bond indexes and yield curves that match the duration of the plan’s benefit obligations.

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $23.5 million in fiscal 2015, $22.3 million in fiscal 2014, and $21.5 million in fiscal 2013.

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 6, “Deferred Compensation,” for further discussion.

2015 Form 10-K 97

15.     Restructuring Reserves

During fiscal 2014, the Board of Directors of the Company approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The Company authorized plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million ("Fiscal 2014 Plan"). By July 31, 2014, the personnel and facilities related actions included in this restructuring plan were substantially complete.

During fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing ("Fiscal 2013 Plan"). The approved plan resulted in a reduction of approximately 500 positions and the consolidation of eight leased facilities, with an aggregate charge of $46.2 million to date. By January 31, 2014, the personnel and facilities related actions included in this restructuring plan were substantially complete.

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2015 and 2014:

	Balances, January 31, 2014	Additions	Payments	Adjustments (1)	Balances, January 31, 2015
Fiscal 2013 Plan
Employee termination costs	$0.1	$—	$—	$(0.1)	$—
Lease termination and asset costs	0.2	0.3	(0.3)		0.2
Fiscal 2014 Plan
Employee termination costs	3.5	2.5	(6.0)	—	—
Lease termination and asset costs	1.3	0.3	(0.5)	0.3	1.4
Total	$5.1	$3.1	$(6.8)	$0.2	$1.6
Current portion (2)	$4.0				$0.7
Non-current portion (2)	1.1				0.9
Total	$5.1				$1.6
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

	Balances, January 31, 2013	Additions	Payments	Adjustments (1)	Balances, January 31, 2014
Fiscal 2013 Plan
Employee termination costs	$4.5	$0.8	$(5.0)	(0.2)	$0.1
Lease termination and asset costs	2.8	1.5	(4.2)	0.1	0.2
Fiscal 2014 Plan
Employee termination costs	—	9.4	(5.7)	(0.2)	3.5
Lease termination and asset costs	—	1.1		0.2	1.3
Total	$7.3	$12.8	$(14.9)	$(0.1)	$5.1
Current portion (2)	$5.8				$4.0
Non-current portion (2)	1.5				1.1
Total	$7.3				$5.1
_______________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

2015 Form 10-K 98

16.     Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2015 and 2014 is as follows:

2015	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$592.5	$637.1	$618.0	$664.6	$2,512.2
Gross profit	513.8	549.2	532.0	575.1	2,170.1
Income from operations	42.2	49.9	14.6	14.0	120.7
Provision for income taxes	(7.3)	(11.6)	(0.9)	18.6	(1.2)
Net income	28.3	31.3	10.7	11.5	81.8
Basic net income per share	$0.12	$0.14	$0.05	$0.05	$0.36
Diluted net income per share	$0.12	$0.13	$0.05	$0.05	$0.35
Income from operations includes the following items:
Stock-based compensation expense	$33.6	$39.8	$43.1	$49.1	$165.6
Amortization of acquisition related intangibles	23.9	24.6	22.6	21.9	93.0
Restructuring charges, net	2.3	0.8	—	—	3.1

2014	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$570.4	$561.7	$555.2	$586.6	$2,273.9
Gross profit	502.9	493.9	488.1	514.7	1,999.6
Income from operations	81.4	83.6	68.1	51.7	284.8
Provision for income taxes	(17.0)	(20.1)	(11.6)	(2.4)	(51.1)
Net income	55.6	61.7	57.6	53.9	228.8
Basic net income per share	$0.25	$0.28	$0.26	$0.24	$1.02
Diluted net income per share	$0.24	$0.27	$0.25	$0.23	$1.00
Income from operations includes the following items:
Stock-based compensation expense	$33.5	$31.0	$31.6	$36.1	$132.2
Amortization of acquisition related intangibles	21.6	20.3	18.2	20.6	80.7
Restructuring charges, net	0.4	1.7	4.4	6.3	12.8

2015 Form 10-K 99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 18, 2015

2015 Form 10-K 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Delcam, plc, which is included in the 2015 consolidated financial statements of Autodesk, Inc. and constituted 6 percent of total assets as of January 31, 2015 and 2 percent of revenues, for the year then ended. Our audit of internal control over financial reporting of Autodesk, Inc. also did not include an evaluation of the internal control over financial reporting of Delcam plc.

In our opinion, Autodesk, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Autodesk, Inc. as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2015 of Autodesk, Inc. and our report dated March 18, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 18, 2015

2015 Form 10-K 101

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K as required by paragraph (d) of Rule 13a-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act) are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms; and (ii) is accumulated and communicated to Autodesk’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Delcam plc (Delcam), which we acquired February 6, 2014, as discussed in Note 5, “Acquisitions,” of the Notes to the Consolidated Financial Statements. We have included the financial results of Delcam in the consolidated financial statements from the date of acquisition. Total revenues subject to Delcam’s internal control over financial reporting represented 2 percent of our consolidated total revenues for the fiscal year ended January 31, 2015. Total assets subject to Delcam’s internal control over financial reporting represented 6 percent of our consolidated total assets as of January 31, 2015.

Our management has concluded that, as of January 31, 2015, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

2015 Form 10-K 102

ITEM 9B.	OTHER INFORMATION

None.

2015 Form 10-K 103

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 18, 2015 regarding our executive officers.

Name	Age	Position
Carl Bass	57	President and Chief Executive Officer
R. Scott Herren	53	Senior Vice President and Chief Financial Officer
Jan Becker	62	Senior Vice President, Human Resources and Corporate Real Estate
Steve M. Blum	50	Senior Vice President, Worldwide Sales and Services
Pascal W. Di Fronzo	50	Senior Vice President, General Counsel and Secretary

Carl Bass joined Autodesk in September 1993 and has served as President and Chief Executive Officer since May 2006. Mr. Bass served as Interim Chief Financial Officer from August 2014 to November 2014 and August 2008 to April 2009. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. Mr. Bass has also held other executive positions within Autodesk. Mr. Bass was a director of McAfee, Inc. from January 2008 until its acquisition by Intel Corporation in February 2011. Mr. Bass has served on the board of directors of E2open, Inc. since July 2011.

R. Scott Herren joined Autodesk in November 2014 and serves as Senior Vice President and Chief Financial Officer. Prior to joining Autodesk, Mr. Herren was the Senior Vice President of Finance for Citrix Systems, Inc. from September 2011 to October 2014 where he led the company’s finance, accounting, tax, treasury, investor relations, real estate, and facilities teams. From March 2000 to September 2011, Mr. Herren held a variety of leadership positions at Citrix including Vice President and Managing Director for EMEA and Vice President and General Manager of the Virtualization Systems Group. Prior to Citrix, Mr. Herren served at FedEx Corporation as Vice President, Financial Planning. Prior to FedEx, he spent 13 years at International Business Machines Corporation in senior financial positions.

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Human Resources and Corporate Real Estate since June 2000. Ms. Becker previously served in other capacities in the Human Resources Department at Autodesk. Prior to joining Autodesk, Ms. Becker held a variety of senior management positions at Sun Microsystems. Prior to Sun Microsystems, Ms. Becker worked both domestically and internationally at a number of high-tech organizations, including Activision, Digital Equipment Corporation, and Hewlett-Packard Company.

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

2015 Form 10-K 104

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

2015 Form 10-K 105

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

2.
Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2015, 2014, and 2013, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

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

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2015
Allowance for doubtful accounts	$4.9	$1.6	$0.2	$6.3
Product returns reserves	4.0	17.4	18.8	2.6
Partner Program reserves (1)	38.4	237.3	239.2	36.5
Restructuring	5.6	3.2	7.2	1.6
Fiscal Year Ended January 31, 2014
Allowance for doubtful accounts	$5.6	$1.3	$2.0	$4.9
Product returns reserves	4.9	23.1	24.0	4.0
Partner Program reserves (1)	48.3	278.6	288.5	38.4
Restructuring	8.9	12.8	16.1	5.6
Fiscal Year Ended January 31, 2013
Allowance for doubtful accounts	$5.5	$1.5	$1.4	$5.6
Product returns reserves	5.8	25.8	26.7	4.9
Partner Program reserves (1)	36.5	286.9	275.1	48.3
Restructuring	2.4	45.1	38.6	8.9
 ____________________

(1)	The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

2015 Form 10-K 106

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.
		By:	/S/ CARL BASS
Carl Bass
President and Chief Executive Officer
Dated:	March 18, 2015

2015 Form 10-K 107

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl Bass and R. Scott Herren each as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 18, 2015.

Signature	Title
/s/ CARL BASS	President and Chief Executive Officer (Principal Executive Officer)
Carl Bass

/s/ R. SCOTT HERREN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
R. Scott Herren

/s/ PAUL UNDERWOOD	Vice President and Controller (Principal Accounting Officer)
Paul Underwood

/s/ CRAWFORD W. BEVERIDGE	Director (Non-executive Chairman of the Board)
Crawford W. Beveridge

/s/ J. HALLAM DAWSON	Director
J. Hallam Dawson

/s/ THOMAS GEORGENS	Director
Thomas Georgens

/s/ PER-KRISTIAN HALVORSEN	Director
Per-Kristian Halvorsen

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

/s/ STACY J. SMITH	Director
Stacy J. Smith

/s/ STEVEN M. WEST	Director
Steven M. West

2015 Form 10-K 108

Index to Exhibits

Exhibit No.	Description

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

10.1*	Description of Registrant's Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 28, 2014)

10.2*	Description of Registrant's Sales Commission Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 28, 2014)

10.3*
Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended on June 10, 2010 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013)

10.4*
Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.5*
Registrant’s 1998 Employee Qualified Stock Purchase Plan Form of Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014)

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

2015 Form 10-K 109

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

10.22*
Registrant’s 2010 Outside Directors’ Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 31, 2010)

10.23*
Registrant’s 2010 Outside Directors’ Stock Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on March 31, 2010)

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

10.32*
Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2014)

10.33*
Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.34*
Third Amended and Restated Employment Agreement between Registrant and Carl Bass dated March 21, 2013 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 25, 2013)

10.35*
R. Scott Herren Offer Letter dated September 23, 2014 (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014)

2015 Form 10-K 110

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

2015 Form 10-K 111