Form 10-Q
period 2015-04-30
AUTODESK INC
filed 2015-05-28
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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

As of May 22, 2015, registrant had outstanding approximately 227,652,233 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2015	2014
Net revenue:
License and other	$326.7	$316.2
Subscription	319.8	276.3
Total net revenue	646.5	592.5
Cost of revenue:
Cost of license and other revenue	53.1	49.3
Cost of subscription revenue	38.7	29.4
Total cost of revenue	91.8	78.7
Gross profit	554.7	513.8
Operating expenses:
Marketing and sales	253.9	225.4
Research and development	194.5	170.5
General and administrative	75.9	62.5
Amortization of purchased intangibles	8.9	10.9
Restructuring charges, net	—	2.3
Total operating expenses	533.2	471.6
Income from operations	21.5	42.2
Interest and other income (expense), net	0.3	(6.6)
Income before income taxes	21.8	35.6
Provision for income taxes	(2.7)	(7.3)
Net income	$19.1	$28.3
Basic net income per share	$0.08	$0.12
Diluted net income per share	$0.08	$0.12
Weighted average shares used in computing basic net income per share	227.2	227.0
Weighted average shares used in computing diluted net income per share	231.7	231.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2015	2014
Net income	$19.1	$28.3
Other comprehensive income, net of reclassifications:
Net loss on derivative instruments (net of tax effect of ($1.5) and ($0.7))	(5.4)	(3.3)
Change in net unrealized gain (loss) on available-for-sale securities (net of tax effect of ($0.1) and ($0.4))	0.2	(0.6)
Change in defined benefit pension items (net of tax effect of $0.0, and $0.0)	0.7	—
Net change in cumulative foreign currency translation gain (net of tax effect of $3.8 and ($1.4))	1.8	10.1
Total other comprehensive (loss) gain	(2.7)	6.2
Total comprehensive income	$16.4	$34.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,182.7	$1,410.6
Marketable securities	648.2	615.8
Accounts receivable, net	316.0	458.9
Deferred income taxes, net	81.2	85.1
Prepaid expenses and other current assets	112.9	100.9
Total current assets	2,341.0	2,671.3
Marketable securities	440.3	273.0
Computer equipment, software, furniture and leasehold improvements, net	156.9	159.2
Developed technologies, net	84.8	86.5
Goodwill	1,476.1	1,456.2
Deferred income taxes, net	106.8	100.0
Other assets	170.0	167.6
Total assets	$4,775.9	$4,913.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93.1	$100.5
Accrued compensation	163.6	253.3
Accrued income taxes	29.0	28.2
Deferred revenue	893.4	900.8
Other accrued liabilities	91.2	117.3
Total current liabilities	1,270.3	1,400.1
Deferred revenue	260.3	256.3
Long term income taxes payable	139.6	158.8
Long term notes payable, net of discount	747.4	747.2
Other liabilities	133.9	132.2
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,816.2	1,773.1
Accumulated other comprehensive loss	(56.0)	(53.3)
Retained earnings	464.2	499.4
Total stockholders’ equity	2,224.4	2,219.2
Total liabilities and stockholders' equity	$4,775.9	$4,913.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2015	2014
Operating activities:
Net income	$19.1	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	37.8	36.1
Stock-based compensation expense	50.2	33.6
Deferred income taxes	(5.3)	21.1
Restructuring charges, net	—	2.3
Other operating activities	(3.5)	8.3
Changes in operating assets and liabilities, net of business combinations
Accounts receivable	143.1	117.2
Prepaid expenses and other current assets	(22.4)	(1.6)
Accounts payable and accrued liabilities	(110.8)	(44.8)
Deferred revenue	(3.4)	52.5
Accrued income taxes	(18.3)	(34.3)
Net cash provided by operating activities	86.5	218.7
Investing activities:
Purchases of marketable securities	(485.2)	(306.4)
Sales of marketable securities	97.5	59.2
Maturities of marketable securities	192.4	163.1
Capital expenditures	(12.5)	(14.5)
Acquisitions, net of cash acquired	(34.5)	(322.3)
Other investing activities	(10.6)	(0.8)
Net cash used in investing activities	(252.9)	(421.7)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	34.1	62.2
Repurchase and retirement of common shares	(95.4)	(102.5)
Net cash used in financing activities	(61.3)	(40.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)
Net decrease in cash and cash equivalents	(227.9)	(243.4)
Cash and cash equivalents at beginning of fiscal year	1,410.6	1,853.0
Cash and cash equivalents at end of period	$1,182.7	$1,609.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2015, and for the three months ended April 30, 2015 and 2014, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2016, or for any other period. There have been no material changes to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 18, 2015.

Reclassifications

During the second quarter of fiscal 2015, Autodesk elected to present amortization of purchased customer relationships, trade names, patents, and user lists as a separate line item within operating expenses. As a result, amortization previously reflected in “General and Administrative” expense was reclassified to “Amortization of Purchased Intangibles" within Operating Expenses. These expenses have been reclassified in the Condensed Consolidated Statements of Operations for the three months ended April 30, 2014 to conform to the current period presentation as follows:

Three Months Ended
April 30, 2014
Reclassifications within operating expenses:
(Decrease) to general and administrative	$(10.9)
Increase to amortization of purchased intangibles	10.9

The amortization of acquired developed technology is recorded within cost of revenue.

Prior Period Adjustments

During the quarter ended April 30, 2015, Autodesk determined that it had not correctly accounted for certain liabilities primarily related to employee benefits and unclaimed property.  Accordingly, during the three months ended April 30, 2015, we recorded $5.7 million of additional operating expenses related to prior periods.

As these adjustments were related to the correction of errors, Autodesk performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, Autodesk concluded that the effect of the errors was not material to the financial position, results of operations or cash flows of any prior fiscal year from both a quantitative and qualitative perspective and is not anticipated to be material to the full fiscal year 2016.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2015, that are of significance, or potential significance, to the Company.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 ("ASU 2015-05") regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software.” The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Autodesk is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“ASU 2015-03”) regarding Subtopic 835-30 “Interest - Imputation of Interest.” The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of April 30, 2015, we have $3.9 million of debt issuance costs that would be reclassified from other assets to a reduction in long term notes payable, net.

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") regarding ASC Topic 606 “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for Autodesk’s fiscal year beginning February 1, 2017. However, on April 28, 2015, the FASB proposed to defer the effective date by one year, which we will evaluate if or when the deferral is approved. Early adoption before the original effective date is not permitted. Autodesk is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 26% of Autodesk’s total net revenue for both the three months ended April 30, 2015 and 2014. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business (“PSEB”) segment and is for sales made outside of the United States. In addition, Tech Data accounted for 21% and 22% of trade accounts receivable at April 30, 2015 and January 31, 2015, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2015 and January 31, 2015:

	April 30, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$300.8	$—	$—	$300.8	$300.8	$—	$—
Custody cash deposit	17.2	—	—	17.2	17.2	—	—
Commercial paper	174.1	—	—	174.1	—	174.1	—
Corporate bonds	7.2	—	—	7.2	7.2	—	—
Money market funds	37.2	—	—	37.2	—	37.2	—
Sovereign debt	5.0	—	—	5.0	—	5.0	—
Marketable securities:
Short-term available-for-sale
U.S. government agency bonds	43.8	—	—	43.8	43.8	—	—
Corporate debt securities	149.0	—	(0.1)	148.9	148.9	—	—
Municipal bonds	18.9	0.1	—	19.0	19.0	—	—
Certificates of deposit	151.6	—	—	151.6	151.6	—	—
Commercial paper	229.3	—	—	229.3	—	229.3	—
U.S. treasury bills	11.1	—	—	11.1	11.1	—	—
Short-term trading securities
Mutual funds	40.1	4.4	—	44.5	44.5	—	—
Long-term available-for-sale
U.S. government agency bonds	64.8	0.2	—	65.0	65.0	—	—
Corporate debt securities	266.5	0.7	(0.2)	267.0	267.0	—	—
Municipal bonds	8.6	—	—	8.6	8.6	—	—
U.S. treasury bills	80.5	0.2	—	80.7	80.7	—	—
Sovereign debt	19.0	—	—	19.0	—	19.0	—
Convertible debt securities (2)	10.8	2.8	(2.0)	11.6	—	—	11.6
Derivative contracts (3)	7.5	12.4	(8.8)	11.1	—	4.9	6.2
Total	$1,643.0	$20.8	$(11.1)	$1,652.7	$1,165.4	$469.5	$17.8
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$258.6	$—	$—	$258.6	$258.6	$—	$—
Custody cash deposit	141.5	—	—	141.5	141.5	—	—
Commercial paper	161.0	—	—	161.0	—	161.0	—
Corporate bond	11.5	—	—	11.5	11.5	—	—
Money market funds	127.3	—	—	127.3	—	127.3	—
Marketable securities:
Short-term available-for-sale
Agency bond	37.9	—	—	37.9	37.9	—	—
Corporate debt securities	148.0	0.1	(0.1)	148.0	148.0	—	—
Municipal bond	29.2	0.1	—	29.3	29.3	—	—
Certificates of deposit	101.9	—	—	101.9	101.9	—	—
Commercial paper	258.4	—	—	258.4	—	258.4	—
Short-term trading securities
Mutual funds	36.9	3.4	—	40.3	40.3	—	—
Long-term available-for-sale
Agency bond	50.6	0.2	—	50.8	50.8	—	—
Corporate debt securities	199.4	0.6	(0.2)	199.8	199.8	—	—
Municipal securities	13.3	0.1	—	13.4	13.4	—	—
U.S. government agency securities	8.9	0.1	—	9.0	9.0	—	—
Convertible debt securities (2)	4.7	2.5	(2.1)	5.1	—	—	5.1
Derivative contracts (3)	3.5	19.5	(7.0)	16.0	—	15.1	0.9
Total	$1,592.6	$26.6	$(9.4)	$1,609.8	$1,042.0	$561.8	$6.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with remaining maturities of up to 12 months are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities prior to their stated maturities for strategic purposes or in anticipation of credit deterioration.

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three months ended April 30, 2015.

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its available-for-sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in convertible debt securities and derivative contracts which are valued using probability weighted discounted cash flow models as some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2015 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balance at January 31, 2015	$0.9	$5.1	$6.0
Purchases	4.3	6.2	10.5
Settlements	—	—	—
Gains included in earnings	1.0	—	1.0
Gains included in OCI	—	0.3	0.3
Balance at April 30, 2015	$6.2	$11.6	$17.8

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	April 30, 2015
	Cost	Fair Value
Due within 1 year	$603.7	$603.7
Due in 1 year through 5 years	450.2	451.9
Total	$1,053.9	$1,055.6

As of April 30, 2015 and January 31, 2015, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

As of April 30, 2015 and January 31, 2015, Autodesk had $52.4 million and $52.6 million, respectively, in direct investments of privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the three months ended April 30, 2015, Autodesk recorded $0.2 million in other-than-temporary impairments on its privately held equity investments. During the three months ended April 30, 2014, Autodesk recorded no other-than-temporary impairments on its privately held equity investments.

The sales or redemptions of “available-for-sale securities” during the three months ended April 30, 2015 and 2014 resulted in a loss of $0.1 million and a gain of $0.4 million, respectively. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statement of Operations.

Proceeds from the sale and maturity of marketable securities for the three months ended April 30, 2015 and 2014 were $289.9 million and $222.3 million, respectively.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk's general practice is to hedge a portion of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. These instruments have maturities between one and twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

The net notional amounts of these contracts are presented net settled and were $360.1 million at April 30, 2015 and $336.6 million at January 31, 2015. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $37.4 million remaining in “Accumulated other comprehensive loss” as of April 30, 2015 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $7.7 million at April 30, 2015 and $44.6 million at January 31, 2015.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2015 and January 31, 2015:

	Balance Sheet Location	Fair Value at
		April 30, 2015	January 31, 2015
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$9.1	$20.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	8.6	0.9
Total derivative assets		$17.7	$21.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$4.8	$5.4
Derivatives not designated as hedging instruments	Other accrued liabilities	1.8	—
Total derivative liabilities		$6.6	$5.4
____________________

(1)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $13.0 million and $23.8 million at April 30, 2015 and January 31, 2015, respectively.

(2)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $8.6 million and $8.7 million at April 30, 2015 and January 31, 2015, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2015 and 2014 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2015	2014
Amount of gain (loss) recognized in accumulated other comprehensive income on derivatives (effective portion)	$2.3	$(2.6)
Amount and location of gain reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$11.0	$1.4
Operating expenses	(3.3)	(0.8)
Total	$7.7	$0.6
Amount and location of gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other income (expense), net	$(0.1)	$—

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2015 and 2014 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2015	2014
Amount and location of gain (loss) recognized in income on derivatives (1)
Interest and other income (expense), net	$(1.4)	$(5.8)
____________________
(1) Prior period balance has been adjusted to conform to current period presentation.

5. Stock-based Compensation Expense

Stock Plans

As of April 30, 2015, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are three expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On January 14, 2014, Autodesk's stockholders approved amendments to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 11.4 million shares and added additional performance goals to the plan. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 32.6 million shares which include 26.6 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of April 30, 2015, 23.7 million shares subject to options or restricted stock unit awards have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At April 30, 2015, 10.8 million shares were available for future issuance under the 2012 Employee Plan. At the annual meeting of stockholders to be held on June 10, 2015, Autodesk is requesting its stockholders approve an amendment to the 2012 Employee Plan to increase the number of shares reserved for issuance by 12.5 million shares.

The 2012 Directors' Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of April 30, 2015, 0.6 million shares subject to restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors' Plan. The 2012 Directors' Plan will expire on June 30, 2022. At April 30, 2015, 1.2 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the three months ended April 30, 2015 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (3)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2015	2.7	$34.46
Granted (1)	—	—
Exercised	(0.5)	33.25
Canceled/Forfeited	—	—
Options outstanding at April 30, 2015	2.2	$34.73	4.1	$49.3
Options vested and exercisable at April 30, 2015	2.2	$34.77	4.1	$48.8
Options vested as of April 30, 2015 and expected to vest thereafter (2)	2.2	$34.73	4.1	$49.3
Options available for grant at April 30, 2015	12.0
 _______________

(1)	Autodesk did not grant stock options in the three months ended April 30, 2015.

(2)	Options expected to vest reflect an estimated forfeiture rate.

(3)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $56.83 per share as of April 30, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

As of April 30, 2015, compensation cost of $0.1 million related to non-vested options is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted average grant date fair value per share of options granted during the three months ended April 30, 2015 and 2014:

	Three Months Ended
	April 30, 2015	April 30, 2014
Pre-tax intrinsic value of options exercised (1)	$13.8	$22.8
Weighted average grant date fair value per share of stock options granted (2)	$—	$—
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

(2)
The weighted average grant date fair value per share of stock options granted is calculated, as of the stock option grant date, using the Black-Scholes Merton ("BSM") option pricing model. For the three months ended April 30, 2015 and 2014, Autodesk did not grant stock options.

The following table summarizes information about options outstanding and exercisable at April 30, 2015:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$12.31 - $29.49	0.8		$23.83		0.8		$23.91
$29.50 - $41.62	0.9		39.36		0.9		39.35
$42.39 - $43.81	0.5		43.79		0.5		43.79
	2.2	4.1	$34.77	$48.8	2.2	4.1	$34.73	$49.3
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $56.83 per share as of April 30, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock Units:

A summary of restricted stock unit activity for the three months ended April 30, 2015 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2015	7,801.3	$48.46
Granted	912.3	60.96
Vested	(949.2)	45.43
Canceled/Forfeited	(116.9)	46.34
Performance Adjustment (1)	34.6	54.92
Unvested restricted stock units at April 30, 2015	7,682.1	$50.58
 _______________

(1)
Based on Autodesk's financial results for fiscal 2016, 2015 and 2014 performance period. The performance stock units were earned at 113.8%, 65.8%, and 92.3% of the target award for granted in fiscal 2016, 2015 and 2014, respectively.

For the restricted stock units granted during the three months ended April 30, 2015 and 2014, the weighted average grant date fair value was $60.96 and $49.96, respectively. The grant date fair value of the shares vested during the three months ended April 30, 2015 and 2014 was $43.1 million and $29.4 million, respectively.

During the three months ended April 30, 2015, Autodesk granted 0.5 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is primarily expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $37.8 million and $22.9 million during the three months ended April 30, 2015 and 2014, respectively. As of April 30, 2015, total compensation cost not yet recognized of $236.9 million related to non-vested restricted stock units is expected to be recognized over a weighted average period of 1.7 years. At April 30, 2015, the number of restricted stock units granted but unvested was 6.8 million.

During the three months ended April 30, 2015, Autodesk granted 0.4 million performance restricted stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for these grants are based upon billings and subscriptions goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

•	Up to one third of the PSUs may vest following year one, depending upon the achievement of the billings and subscriptions goals for year one as well as 1-year Relative TSR (covering year one).

•
Up to one third of the PSUs may vest following year two, depending upon the achievement of the billings and subscriptions goals for year two as well as 2-year Relative TSR (covering years one and two).

•
Up to one third of the PSUs may vest following year three, depending upon the achievement of the billings and subscriptions goals for year three as well as 3-year Relative TSR (covering years one, two and three).

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the PSUs is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of$5.6 million for the three months ended April 30, 2015. Autodesk recorded stock-based compensation expense related to PSUs of $3.0 million during the three months ended April 30, 2014. As of April 30, 2015, total compensation cost not yet recognized of $23.1 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.6 years. At April 30, 2015, the number of PSUs granted but not vested was 0.9 million.

1998 Employee Qualified Stock Purchase Plan (“ESPP”)

Under Autodesk’s ESPP, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at no less than 85% of fair market value as defined in the ESPP. At April 30, 2015, a total of 39.6 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP expires during fiscal 2018.

Autodesk issued 1.1 million shares under the ESPP during the three months ended April 30, 2015, with an average price of $36.91 per share. During the three months ended April 30, 2014, Autodesk issued 1.1 million shares under the ESPP, at an average price of $33.66 per share. The weighted average grant date fair value of awards granted under the ESPP was $15.99 during the three months ended April 30, 2015, calculated as of the award grant date using the BSM option pricing model. The weighted average grant date fair value of awards granted under the ESPP during the three months ended April 30, 2014, calculated as of the award grant date using the BSM option pricing model, was $14.26 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2015 and 2014, respectively, as follows:

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014
Cost of license and other revenue	$1.5	$0.9
Cost of subscription	1.4	0.8
Marketing and sales	21.7	14.0
Research and development	17.6	10.9
General and administrative	8.0	7.0
Stock-based compensation expense related to stock awards and ESPP purchases	50.2	33.6
Tax benefit	(14.0)	(9.2)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$36.2	$24.4

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

	Three Months Ended April 30, 2015		Three Months Ended April 30, 2014
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	27%	27.7 - 28.2%	30%	30 - 33%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.2%	0.1 - 0.6%	0.1%	0.1 - 0.4%

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

6. Income Tax

Autodesk’s effective tax rate was 12% during the three months ended April 30, 2015 compared to 21% during the three months ended April 30, 2014. Autodesk's effective tax rate decreased 9% during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year primarily due to greater tax rate benefits from foreign earnings and state research credits, partially offset by tax rate detriments from accrual for uncertain tax positions and stock-based compensation expense. Excluding the impact of discrete tax items, the effective tax rate for the three months ended April 30, 2015 was 27%, and was lower than the Federal statutory tax rate of 35% primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense and accrual for uncertain tax positions.

As of April 30, 2015, the Company had $248.4 million of gross unrecognized tax benefits, excluding interest, of which approximately $230.0 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

At April 30, 2015, Autodesk had net deferred tax assets of $188.0 million. The Company believes that it will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

7.     Acquisitions

During the three months ended April 30, 2015, Autodesk completed several business combinations and technology acquisitions for total cash consideration of approximately $34.8 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk’s Condensed Consolidated Statement of Operations.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the three months ended April 30, 2015:

April 30, 2015
Developed technologies	$11.6
Customer relationships and other non-current intangible assets	1.5
Trade name	1.0
Goodwill	21.0
Deferred tax liability	(0.8)
Net tangible assets	0.5
Total	$34.8

For certain business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. For the items not yet finalized, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	April 30, 2015	January 31, 2015
Developed technologies, at cost	$550.2	$538.4
Customer relationships, trade names, patents, and user list, at cost (1)	350.6	348.9
Other intangible assets, at cost (2)	900.8	887.3
Less: Accumulated amortization	(737.4)	(715.4)
Other intangible assets, net	$163.4	$171.9
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill by reporting unit during the three months ended April 30, 2015 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Delcam	Total
Balances as of January 31, 2015
Goodwill	$327.5	$427.0	$422.7	$245.2	$183.0	$1,605.4
Accumulated impairment losses				(149.2)	—	(149.2)
	327.5	427.0	422.7	96.0	183.0	1,456.2
Addition arising from other acquisitions	7.2	3.4	—	10.4	—	21.0
Effect of foreign currency translation, purchase accounting adjustments, and other	1.9	(0.4)	(0.3)	(0.1)	(2.2)	(1.1)
Balance as of April 30, 2015
Goodwill	336.6	430.0	422.4	255.5	180.8	1,625.3
Accumulated impairment losses				(149.2)	—	(149.2)
	$336.6	$430.0	$422.4	$106.3	$180.8	$1,476.1

Goodwill consists of the excess of consideration transferred over the fair value of net assets acquired in business combinations. Autodesk assigns goodwill to the reporting unit associated with each business combination, and tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment. The company has established reporting units based upon its current reporting structure.

When goodwill is assessed for impairment, Autodesk has the option to perform an assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a two-step quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

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

10. Deferred Compensation

At April 30, 2015, Autodesk had marketable securities totaling $1,088.5 million, of which $44.5 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $44.5 million at April 30, 2015, of which $5.4 million was classified as current and $39.1 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2015 was $40.3 million, of which $5.3 million was classified as current and $35.0 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities". The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2015	January 31, 2015
Computer hardware, at cost	$193.8	$194.0
Computer software, at cost	86.6	84.9
Leasehold improvements, land and buildings, at cost	178.1	176.3
Furniture and equipment, at cost	54.5	53.0
	513.0	508.2
Less: Accumulated depreciation	(356.1)	(349.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$156.9	$159.2

12. Borrowing Arrangements

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022 (collectively, the “Senior Notes”). Autodesk received net proceeds of $739.3 million from issuance of the Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the Senior Notes using the effective interest method. The proceeds of the Senior Notes are available for general corporate purposes. Autodesk may redeem the Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the Senior Notes was approximately $757.6 million as of April 30, 2015.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The credit facility expires in May 2018. At April 30, 2015, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

13. Restructuring

During fiscal 2014, the Board of Directors approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The restructuring plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million ("Fiscal 2014 Plan"). By July 31, 2014, the personnel and facilities related actions included in this restructuring plan were substantially complete.

Autodesk did not record restructuring charges during the three months ended April 30, 2015. The following table sets forth the restructuring activities during the three months ended April 30, 2015:

	Balance at January 31, 2015	Additions	Payments	Adjustments (1)	Balance at April 30, 2015
Fiscal 2014 Plan
Employee termination costs	$—	$—	$—	$—	$—
Lease termination and asset costs	1.4	—	(0.1)	0.1	1.4
Total	$1.4	$—	$(0.1)	$0.1	$1.4
Current portion (2)	$0.6				$0.8
Non-current portion (2)	0.8				0.6
Total	$1.4				$1.4
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three months ended April 30, 2015, Autodesk repurchased and retired 1.6 million shares at an average repurchase price of $60.67 per share. Common stock and additional paid-in capital and retained earnings were reduced by $41.1 million and $54.3 million, respectively, during the three months ended April 30, 2015.

At April 30, 2015, 13.2 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the three months ended April 30, 2015, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2015:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2015	$42.8	$1.6	$(23.7)	$(74.0)	$(53.3)
Other comprehensive income (loss) before reclassifications	3.8	0.2	0.4	(2.0)	2.4
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(7.7)	0.1	0.3	—	(7.3)
Tax effects	(1.5)	(0.1)	—	3.8	2.2
Net current period other comprehensive (loss) income	(5.4)	0.2	0.7	1.8	(2.7)
Balances, April 30, 2015	$37.4	$1.8	$(23.0)	$(72.2)	$(56.0)

Reclassifications related to gains and losses on available-for-sale securities are included in Interest and other income (expense), net. Refer to "Note 4: Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2015.

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

	Three Months Ended April 30,
	2015	2014
Numerator:
Net income	$19.1	$28.3
Denominator:
Denominator for basic net income per share—weighted average shares	227.2	227.0
Effect of dilutive securities	4.5	4.6
Denominator for dilutive net income per share	231.7	231.6
Basic net income per share	$0.08	$0.12
Diluted net income per share	$0.08	$0.12

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2015, there were 0.3 million potentially anti-dilutive shares excluded from the computation of diluted net income per share. For the three months ended April 30, 2014, no potentially anti-dilutive shares were excluded from the computation of diluted net income per share.

18. Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: Architecture, Engineering and Construction ("AEC"), PSEB, Manufacturing ("MFG") and Media and Entertainment ("M&E"). Autodesk has no material inter-segment revenue.

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

AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for BIM, AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Building Design Suites, Autodesk Infrastructure Design Suites, AutoCAD Civil 3D, AutoCAD Architecture, and AutoCAD Map 3D.

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

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Product Design Suites, AutoCAD Mechanical, Autodesk Delcam products, and Autodesk Moldflow products.

M&E consists of two product groups: Animation, including design visualization, and Creative Finishing. Animation products, such as Autodesk Maya, Autodesk 3ds Max, and the Autodesk Entertainment Creation Suites, provide tools for digital sculpting, modeling, animation, effects, rendering and compositing, for design visualization, visual effects and games production. M&E products are also included in a number of PSEB, AEC, and MFG focused suites. Creative Finishing products, such as Autodesk Flame, Autodesk Smoke, and Autodesk Lustre, provide editing, finishing and visual effects design and color grading.

All of Autodesk’s reportable segments distribute their respective products primarily through authorized resellers and distributors and, to a lesser extent, through direct sales to end-users.

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of Autodesk's Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 9, “Goodwill.”

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2015	2014
Net revenue:
Architecture, Engineering and Construction	$236.7	$195.5
Platform Solutions and Emerging Business	185.3	211.9
Manufacturing	184.6	147.3
Media and Entertainment	39.9	37.8
	$646.5	$592.5
Gross profit:
Architecture, Engineering and Construction	$217.0	$175.6
Platform Solutions and Emerging Business	163.3	191.0
Manufacturing	158.1	132.7
Media and Entertainment	32.7	29.0
Unallocated (1)	(16.4)	(14.5)
	$554.7	$513.8
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended April 30,
	2015	2014
Net revenue:
Americas
U.S.	$199.6	$169.5
Other Americas	44.4	36.2
Total Americas	244.0	205.7
Europe, Middle East and Africa	245.4	225.5
Asia Pacific
Japan	65.1	86.6
Other Asia Pacific	92.0	74.7
Total Asia Pacific	157.1	161.3
Total net revenue	$646.5	$592.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three Months Ended April 30, 2015 and 2014 - Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP earnings per share, operating margin, operating expenses, billings, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of weak global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our abilities to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. To address this transition we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. For example, Autodesk BIM 360, PLM 360, Fusion 360, and AutoCAD360 Pro, a few of our cloud based offerings, provide tools, including social and mobile capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead our customers and the industries they serve to the new cloud and mobile platforms. This entails both a technological shift and a business model shift. During fiscal year 2014, we announced term-based license offerings, including term-based desktop subscriptions, for certain products. These offerings are designed to give our customers even more flexibility with how they use our products and service offerings and to address new types of customers such as project-based users and small businesses. As part of this transition, we discontinued upgrades effective March 6, 2015. On February 4, 2015, we also announced that new commercial seats of most standalone software products will be available only by desktop subscription beginning February 1, 2016. Additionally, we plan to discontinue selling new perpetual licenses for suites during fiscal 2017.

Over the next three years, we expect to increase our subscription base and customer value, which we believe will help drive billings growth. During the transition, revenue, gross margin, operating margin, EPS, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

At April 30, 2015 and 2014, our total subscriptions were 2.33 million and 1.94 million, respectively. Subscription growth during fiscal 2015 was led by maintenance subscriptions, which benefited from promotional activity driving upgrades and maintenance renewals. More recently in the current period, approximately half of the subscription additions were from new subscription types such as desktop, enterprise flexible license, and cloud subscription.

For the past three years, suites have been an important growth area to our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. For the three months ended April 30, 2015, revenue from suites increased 14% as compared to the same period in the prior fiscal year. As a percentage of revenue, suites consisted of 37% of our net revenue for the three months ended April 30, 2015, as compared to 35% of our net revenue for the three months ended April 30, 2014.

Another key element of our growth strategy is increasing our global penetration. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Further, emerging economies face many of the challenges that our design technology can help address, including infrastructure build-out and innovative design and manufacturing. Revenue from emerging countries increased 17% during the three months ended April 30, 2015, as compared to the same period in the prior fiscal year, and represented 14% and 13% of our total revenue for the three months ended April 30, 2015 and 2014, respectively. While we continue to believe there are long-term growth opportunities in emerging economies, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, limited intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy, and different purchase patterns as compared to the developed world.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2015. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2015 and 2014

(in millions)	Three Months Ended April 30, 2015	As a % of Net Revenue	Three Months Ended April 30, 2014	As a % of Net Revenue
Net Revenue	$646.5	100%	$592.5	100%
Cost of revenue	91.8	14%	78.7	13%
Gross Profit	554.7	86%	513.8	87%
Operating expenses	533.2	82%	471.6	80%
Income from Operations	$21.5	3%	$42.2	7%

During the three months ended April 30, 2015, as compared to the same period in the prior fiscal year, net revenue increased 9% and gross profit increased 8%, while income from operations decreased 49%. Contributing to the year-over-year decrease in income from operations during the three months ended April 30, 2015 was an increase in operating expenses, partially offset by increases in both subscription revenue and license and other revenue.

Our business experienced year-over-year growth in our Architecture, Engineering, and Construction ("AEC"), Manufacturing ("MFG"), and Media and Entertainment ("M&E") segments, many of our major products, particularly our AEC suites, and the America and Europe, Middle East and Africa ("EMEA") geographic areas. Additionally, our results benefited from the inclusion of a full quarter of Delcam operating results during the three months ended April 30, 2015, compared to one month of Delcam operating results during the three months ended April 30, 2014. These areas of growth contributed to the year over year increase in both subscription and license and other revenue during the three months ended April 30, 2015.

Income from operations during the three months ended April 30, 2015 was negatively impacted by increased spend primarily related to higher employee-related costs.

The reasons for these changes are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products was 46% of net revenue during the three months ended April 30, 2015. Revenue from flagship products remained flat during the three months ended April 30, 2015, as compared to the same periods in the prior fiscal year. Revenue from suites was 37% of net revenue for the three months ended April 30, 2015 and increased 14% for the three months ended April 30, 2015, as compared to the same periods in the prior fiscal year. Revenue from new and adjacent products was 17% of net revenue for the three months ended April 30, 2015 and increased 30% as compared to the same periods in the prior fiscal year.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 26% of Autodesk’s total net revenue for both the three months ended April 30, 2015 and 2014. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Income from operations decreased 49% in the three months ended April 30, 2015 due to a $61.6 million or 13% increase in our operating expenses and a $13.1 million or 17% increase in cost of revenue, as compared to the same period in the prior fiscal year. Partially offsetting the increase in our spend was a $54.0 million or 9% increase in net revenue, as compared to the same period in the prior fiscal year. Our operating margin decreased to 3% for the three months ended April 30, 2015 from 7% for the three months ended April 30, 2014.

The increase in operating expenses and the corresponding decrease in operating margin during the three months ended April 30, 2015 were impacted by an increase in employee-related costs driven by an increase in headcount as a result of our continued support of the business model transition as well as the inclusion of a full quarter of results from Delcam.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, and the United Kingdom. Our revenue was negatively impacted by foreign exchange rate changes during the three months ended April 30, 2015 as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2014 been in effect during the three months ended April 30, 2015 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2015, net revenue would have increased 13% on a constant currency basis during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three months ended April 30, 2015 was positively impacted by foreign exchange rate changes. Total spend increased 14% on an as reported basis as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2014 been in effect during the three months ended April 30, 2015 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2015, total spend would have increased 18% on a constant currency basis compared to the same period in the prior fiscal year.

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

Balance Sheet and Cash Flow Items

At April 30, 2015, we had $2,271.2 million in cash and marketable securities. We completed the three months ended April 30, 2015 with lower accounts receivable and deferred revenue balances as compared to the end of the fiscal year ended January 31, 2015. Our total deferred revenue balance at April 30, 2015 was $1,153.7 million and included $930.1 million of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations decreased 60% to $86.5 million as of April 30, 2015 from $218.7 million at April 30, 2014. We repurchased 1.6 million shares of our common stock for $95.4 million during the three months ended April 30, 2015. Comparatively, we repurchased 2.0 million shares of our common stock for $102.5 million during the three months ended April 30, 2014. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

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

We expect net revenue for the second quarter of fiscal 2016 will range from $600 million to $620 million, and that GAAP diluted earnings per share will range from a loss of $0.10 to a loss of $0.05 while non-GAAP diluted earnings per share will range from $0.14 to $0.19. Non-GAAP earnings per diluted share exclude $0.16 related to stock-based compensation expense and $0.08 related to the amortization of acquisition related intangibles, net of tax.

We expect net billings for fiscal 2016 to increase by approximately 2% to 4% compared to fiscal 2015. We expect net revenue for fiscal 2016 to increase by approximately 2% to 4% compared to fiscal 2015, and that GAAP diluted earnings per share will range from break-even to $0.15 while non-GAAP diluted earnings per share will range from $0.95 to $1.10. Non-GAAP earnings per diluted share exclude $0.69 related to stock-based compensation expense and $0.26 related to the amortization of acquisition related intangibles, net of tax. Autodesk anticipates fiscal 2016 GAAP operating margin to be approximately 1% to 3% and non-GAAP operating margin to be approximately 12% to 14%.  The non-GAAP operating margin excludes 8 percentage points related to stock-based compensation expense and 3 percentage points related to the amortization of acquisition related intangibles, net of tax. Autodesk expects to add approximately 375,000 to 425,000 net new subscriptions in fiscal 2016.

We remain diligent about managing our spend while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

Net Revenue

	Three Months Ended	Increase (Decrease) compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2015	$	%	April 30, 2014
Net Revenue:
License and other	$326.7	$10.5	3%	$316.2
Subscription	319.8	43.5	16%	276.3
	$646.5	$54.0	9%	$592.5
Net Revenue by Geographic Area:
Americas	$244.0	$38.3	19%	$205.7
Europe, Middle East and Africa	245.4	19.9	9%	225.5
Asia Pacific	157.1	(4.2)	(3)%	161.3
	$646.5	$54.0	9%	$592.5
Net Revenue by Operating Segment:
Architecture, Engineering and Construction	$236.7	$41.2	21%	$195.5
Platform Solutions and Emerging Business	185.3	(26.6)	(13)%	211.9
Manufacturing	184.6	37.3	25%	147.3
Media and Entertainment	39.9	2.1	6%	37.8
	$646.5	$54.0	9%	$592.5

License and Other Revenue

License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of seat licenses, term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, and Creative Finishing customer support, and is recognized over time as the services are performed.

License and other revenue increased 3% during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. This increase was primarily due to a 2% increase in product license revenue as compared to the same period in the prior fiscal year. The increase in product license revenue was due to a 13% increase in revenue from our suites products and a 59% increase in revenue from our new and adjacent products, partially offset by a 9% decrease in revenue from our flagship products.

During the three months ended April 30, 2015, the 2% increase in product license revenue was due to a 13% increase in the number of seats sold, partially offset by an 11% decrease in the average net revenue per seat. Product license revenue, as a percentage of License and other revenue, was 89% and 91% for the three months ended April 30, 2015 and 2014, respectively.

During the three months ended April 30, 2015, other revenue represented 11% of license and other revenue, and 5% of total net revenue. Other revenue increased by 15% during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The increase is primarily due to a 15% increase in revenue from consulting and the positive effect of a full quarter of Delcam results, partially offset by a decrease in education revenue as a result of our strategic transition to offer software licenses to students, educators, and institutions for little or no fees.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $32.2 million during the three months ended April 30, 2015 from $40.4 million at January 31, 2015 to $8.2 million at April 30, 2015. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status.

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

Subscription revenue increased 16% during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014, primarily due to a 13% increase in commercial maintenance revenue. The 13% increase in commercial maintenance revenue was due to a 13% increase in commercial enrollment, while net revenue per maintenance seat remained relatively flat during the corresponding maintenance contract term. Commercial maintenance revenue represented 93% and 95% of Subscription revenue for the three months ended April 30, 2015 and 2014, respectively.

Changes in subscription revenue lag changes in subscription billings. Subscription billings increased 3% during the three months ended April 30, 2015, as compared to the same period in the prior fiscal year primarily due to an increase in maintenance subscription billings.

Our deferred subscription revenue balance at April 30, 2015 and January 31, 2015 was $930.1 million and $936.8 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 19% on an as reported basis and on a constant currency basis, during the three months ended April 30, 2015, as compared to the same period in the prior fiscal year. This increase was primarily due to a 21% increase in our suites revenue and a 31% increase in our new and adjacent product revenue in this geography during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. The increase in our revenue in this geography was led by the U.S.

Net revenue in the EMEA geography increased by 9% on an as reported basis and 15% on a constant currency basis during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year. This increase was primarily due to a 14% increase in our suites revenue and a 34% increase in our new and adjacent product revenue in this geography during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. The increase in our revenue in this geography was led by Ireland and the United Kingdom, partially offset by a decrease in revenue from Russia.

Net revenue in the APAC geography decreased by 3% on an as reported basis and increased by 2% on a constant currency basis during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year. The decrease was primarily due to an 8% decrease in our flagship products, partially offset by an 18% increase in our new and adjacent product revenue in this geography during the three months ended April 30, 2015 as compared to the three months ended April 30, 2014. The growth in revenue from most countries in this geography, led by China, was more than offset by a 25% decline in revenue from Japan due to unfavorable economic conditions during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year.

Net revenue in emerging economies increased by 17% during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year, primarily due to increases in revenue from China and Mexico, partially offset by a decrease in revenue from Russia. Revenue from emerging economies represented 14% and 13% of net revenue for the three months ended April 30, 2015 and 2014, respectively.

International net revenue represented 69% and 71% of our net revenue for the three months ended April 30, 2015 and 2014, respectively. We believe that international revenue will continue to comprise a majority of our net revenue. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: AEC, Platform Solutions and Emerging Business (“PSEB”), MFG, and M&E. We have no material inter-segment revenue.

During the three months ended April 30, 2015, net revenue for AEC increased by 21% as compared to the same period in the prior fiscal year primarily due to strong growth from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

During the three months ended April 30, 2015, net revenue for PSEB decreased by 13% as compared to the same period in the prior fiscal year primarily due to a decrease in revenue from AutoCAD LT.

During the three months ended April 30, 2015, net revenue for MFG increased by 25% as compared to the same period of the prior fiscal year primarily due to the inclusion of a full quarter of Delcam operating results during the current period. Also contributing to the increase in net revenue for MFG was strong growth from our flagship product AutoCAD Mechanical, in addition to growth in our MFG suites.

During the three months ended April 30, 2015, net revenue for M&E increased by 6% as compared to the same period in the prior fiscal year primarily due to an increase in revenue from Animation, which was primarily driven by our flagship products Maya and 3ds Max.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2015	$	%	April 30, 2014
Cost of revenue:
License and other	$53.1	$3.8	8%	$49.3
Subscription	38.7	9.3	32%	29.4
	$91.8	$13.1	17%	$78.7
As a percentage of net revenue	14%			13%

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

Cost of license and other revenue increased 8% for the three months ended April 30, 2015 as compared to the same period in the prior fiscal year primarily due to an increase in division product costs including royalty fees in support of our business growth and an increase in Delcam related costs as a product of including a full quarter of results.

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

Cost of subscription revenue increased 32% during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year primarily due to an increase in maintenance costs driven by increased employee headcount, and an increase in cloud and hosting related costs as a result of our business model transition.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars and slightly increase as a percentage of net revenue during the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015.

Marketing and Sales

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2015	$	%	April 30, 2014
Marketing and sales	$253.9	$28.5	13%	$225.4
As a percentage of net revenue	39%			38%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs associated with sales and order processing, sales and dealer commissions, rent and occupancy, and the cost of supplies and equipment.

Marketing and sales expenses increased 13% for the three months ended April 30, 2015 as compared to the same periods in the prior fiscal year, primarily due to increased employee-related costs from salaries, fringe benefits, and bonus predominately driven by increased headcount from acquisitions such as Delcam.

For the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, we expect marketing and sales expense to slightly increase in absolute dollars and as a percentage of net revenue.

Research and Development

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2015	$	%	April 30, 2014
Research and development	$194.5	$24.0	14%	$170.5
As a percentage of net revenue	30%			29%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 14% during the three months ended April 30, 2015, as compared to the same periods in the prior fiscal year, primarily due to increased employee-related costs from salaries and fringe benefits predominately driven by increased headcount from acquisitions such as Delcam.

For the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, we expect research and development expense to increase in absolute dollars and slightly increase as a percentage of net revenue.

General and Administrative

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2015	$	%	April 30, 2014
General and administrative	$75.9	$13.4	21%	$62.5
As a percentage of net revenue	12%			11%

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

General and administrative expenses increased 21% during the three months ended April 30, 2015, as compared to the same period in the prior fiscal year, primarily due to increased employee-related costs from salaries, fringe benefits, and bonus predominately driven by increased headcount from acquisitions such as Delcam.

For the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, we expect general and administrative expenses to slightly increase in absolute dollars and remain relatively flat as a percentage of net revenue.

Amortization of Purchased Intangibles

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2015	$	%	April 30, 2014
Amortization of purchased intangibles	$8.9	$(2.0)	(18)%	$10.9
As a percentage of net revenue	1%			2%

Amortization of purchased intangibles decreased 18% during the three months ended April 30, 2015, as compared to the same periods in the prior fiscal year, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time.

For the second quarter of fiscal 2016, as compared to the second quarter of fiscal 2015, we expect amortization of purchased intangibles to decrease in absolute dollars and remain flat as a percentage of net revenue.

Restructuring Charges, Net

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2015	$	%	April 30, 2014
Restructuring charges, net	$—	$(2.3)	(100)%	$2.3
As a percentage of net revenue	—%			—%

During the third quarter of fiscal 2014, the Board of Directors approved a world-wide restructuring plan in order to re-balance staffing levels to better align them with the evolving needs of the business. The restructuring plan included a reduction of approximately 85 positions and the consolidation of four leased facilities, with a total cost of approximately $15.0 million. We have substantially completed the actions authorized under this plan.

We recorded no restructuring charge during the three months ended April 30, 2015. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended April 30,
(in millions)	2015	2014
Interest and investment expense, net	$(2.0)	$(2.4)
Loss on foreign currency	(1.6)	(3.3)
Gain (loss) on strategic investments	1.0	(3.5)
Other income	2.9	2.6
Interest and other income (expense), net	$0.3	$(6.6)

Interest and other income (expense), net increased $6.9 million during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year primarily due to gains recognized on the derivative portion on certain of our strategic investments that are marked-to-market each period, and a decrease in losses on foreign currency contracts.

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

Our effective tax rate was 12% during the three months ended April 30, 2015, compared to 21% during the three months ended April 30, 2014. Our effective tax rate decreased 9% during the three months ended April 30, 2015 as compared to the same period in the prior fiscal year primarily due to greater tax rate benefits from foreign earnings and state research credits, partially offset by tax rate detriments from accrual for uncertain tax positions and stock-based compensation expense. Excluding the impact of discrete tax items, the effective tax rate for three months ended April 30, 2015 was 27% and was lower than the Federal statutory tax rate of 35%, primarily due to foreign income taxed at lower rates partially offset by the impact of non-deductible stock based compensation expense and accrual for uncertain tax positions.

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

At April 30, 2015, we had net deferred tax assets of $188.0 million. We believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize these assets.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2015 and 2014, our gross profit, gross margin, income from operations, operating margin, net income and diluted earnings per share on a GAAP and non-GAAP basis were as follows (in millions except for year-over-year change in total net revenue and billings, year-over-year change in net subscription revenue and billings, gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
Year-over-year change in total net revenue	9%	4%
Year-over-year change in total net billings (1)	3%	9%
Year-over-year change in net subscription revenue	16%	12%
Year-over-year change in net subscription billings (1)	3%	18%
Gross profit	$554.7	$513.8
Non-GAAP gross profit	$571.1	$528.5
Gross margin	86%	87%
Non-GAAP gross margin	88%	89%
Income from operations	$21.5	$42.2
Non-GAAP income from operations	$94.1	$102.0
Operating margin	3%	7%
Non-GAAP operating margin	15%	17%
Net income	$19.1	$28.3
Non-GAAP net income	$69.1	$73.8
Diluted earnings per share (2)	$0.08	$0.12
Non-GAAP diluted earnings per share (2)	$0.30	$0.32
_______________

(1)	Prior period was adjusted to conform with current period's presentation to include the effects from hedging on billings.

(2)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for year-over-year changes, gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
Year-over-year change in total net revenue	9%	4%
Change in deferred revenue	(11)%	8%
Change in hedge gain (loss) applicable to billings (1)	4%	(1)%
Change in acquisition related deferred revenue and other	1%	(2)%
Year-over-year change in total net billings	3%	9%
Year-over-year change in net subscription revenue	16%	12%
Change in deferred subscription revenue	(20)%	14%
Change in hedge gain (loss) applicable to subscription billings (1)	5%	(2)%
Change in acquisition related deferred subscription revenue and other	2%	(6)%
Year-over-year change in net subscription billings (1)	3%	18%
Gross profit	$554.7	$513.8
Stock-based compensation expense	2.9	1.7
Amortization of developed technologies	13.5	13.0
Non-GAAP gross profit	$571.1	$528.5
Gross margin	86%	87%
Stock-based compensation expense	—%	—%
Amortization of developed technologies	2%	2%
Non-GAAP gross margin	88%	89%
Income from operations	$21.5	$42.2
Stock-based compensation expense	50.2	33.6
Amortization of developed technologies	13.5	13.0
Amortization of purchased intangibles	8.9	10.9
Restructuring charges	—	2.3
Non-GAAP income from operations	$94.1	$102.0
Operating margin	3%	7%
Stock-based compensation expense	8%	6%
Amortization of developed technologies	2%	2%
Amortization of purchased intangibles	2%	2%
Restructuring charges	—%	—%
Non-GAAP operating margin	15%	17%
Net income	$19.1	$28.3
Stock-based compensation expense	50.2	33.6
Amortization of developed technologies	13.5	13.0
Amortization of purchased intangibles	8.9	10.9
Restructuring charges	—	2.3
(Gain) loss on strategic investments	(1.0)	3.6
Discrete tax provision items	(3.1)	(2.1)
Income tax effect of non-GAAP adjustments	(18.5)	(15.8)
Non-GAAP net income	$69.1	$73.8

	Three Months Ended April 30,
	2015	2014
	(Unaudited)
Diluted net income per share (2)	$0.08	$0.12
Stock-based compensation expense	0.21	0.14
Amortization of developed technologies	0.06	0.06
Amortization of purchased intangibles	0.04	0.05
Restructuring charges	—	0.01
(Gain) loss on strategic investments	—	0.02
Discrete tax provision items	(0.01)	(0.01)
Income tax effect of non-GAAP adjustments	(0.08)	(0.07)
Non-GAAP diluted net income per share (2)	$0.30	$0.32
____________________

(1)	Prior period was adjusted to conform with current period's presentation to include the effects from hedging on billings.

(2)	Earnings per share were computed independently for each of the periods presented; therefore the sum of the earnings per share amount for the quarters may not equal the total for the year.

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

At April 30, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,271.2 million and net accounts receivable of $316.0 million.

In fiscal 2013, we issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022 (collectively, the “Senior Notes”). As of May 28, 2015, we have $750.0 million aggregate principal amount of Senior Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. As of May 28, 2015, we have no amounts outstanding under the credit facility. The credit facility expires in May 2018. Borrowings under the credit facility and the net proceeds from the offering of the Senior Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The decrease in our cash, cash equivalents and marketable securities from $2,299.4 million at January 31, 2015 to $2,271.2 million at April 30, 2015 is primarily due to cash used for repurchases of common stock, acquisitions, including business combination and technology purchases, and capital expenditures, partially offset by cash generated by operating activities, and proceeds from the issuance of common stock following stock option exercises and employee stock plan purchases. The cash proceeds from issuance of common stock vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan.

The primary sources for net cash provided by operating activities of $86.5 million for the three months ended April 30, 2015 was net income of $19.1 million increased by the effect of non-cash expenses totaling $88.0 million associated with depreciation, amortization, accretion, and stock-based compensation. The primary working capital source of cash was a decrease in accounts receivable. Our days sales outstanding in trade receivables was 44 at April 30, 2015 compared to 63 days at January 31, 2015. The days sales outstanding decrease relates primarily to a seasonal billings linearity shift and lower maintenance subscription billings. The primary working capital uses of cash were decreases in accrued compensation and other accrued liabilities.

At April 30, 2015, our short-term investment portfolio had an estimated fair value of $648.2 million and a cost basis of $643.8 million. The portfolio fair value consisted of $229.3 million invested in commercial paper, $151.6 million invested in certificates of deposit, $148.9 million invested in corporate debt securities, $43.8 million invested in U.S. government agency bonds, $19.0 million invested in municipal bonds, and $11.1 million invested in U.S. treasury bills.

At April 30, 2015, $44.5 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

As of April 30, 2015, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of April 30, 2015, approximately 86% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buyback program with cash that has not been permanently reinvested outside the U.S.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three months ended April 30, 2015, we repurchased 1.6 million shares of our common stock. At April 30, 2015, 13.2 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended April 30, 2015:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	—	$—	—	14.8
March 1 - March 31	1.5	60.80	1.5	13.3
April 1 - April 30	0.1	58.46	0.1	13.2
Total	1.6	$60.67	1.6
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorized the repurchase of 30.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended April 30, 2015.

Off-Balance Sheet Arrangements

As of April 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Glossary of terms

Billings—Amounts billed to customers during the current fiscal period net of any partner incentives, hedge gains or losses, or other discounts.

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

License and Other revenue—License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of seat licenses, term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, and Creative Finishing customer support, and is recognized over time, as the services are performed.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2015 and January 31, 2015, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $367.8 million and $381.2 million at April 30, 2015 and January 31, 2015, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2015 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2015 and January 31, 2015 would increase the fair value of our foreign currency contracts by $33.5 million and $35.1 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2015 and January 31, 2015 would decrease the fair value of our foreign currency contracts by $16.6 million and $16.5 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At April 30, 2015, we had $1,630.0 million of cash equivalents and marketable securities, including $648.2 million classified as short-term marketable securities and $440.3 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have a unrealized gain or loss of $4.5 million and $7.5 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years were characterized by weak global economic conditions, volatile credit markets, relatively high unemployment, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues, and volatility in many financial instrument markets. If economic growth in countries where we do business slows, such as in Japan, or if such countries experience further economic recessions, customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, longer sales cycles and slower adoption of our technologies.

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

To address the industry transition from personal computer to cloud, social, and mobile computing, we have accelerated our move to the cloud and are offering more flexible product licenses. As part of this transition, we announced in fiscal 2014 that we are discontinuing upgrades after fiscal 2015 and, on February 4, 2015, we also announced that new commercial seats of most standalone software products will be available only by desktop subscription beginning February 1, 2016. Additionally, we plan to discontinue selling new perpetual licenses for suites during fiscal 2017. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During our transition, revenue, gross margin, operating margin, earnings per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

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

Our strategy to develop and introduce new products and services exposes us to risks such as limited customer acceptance, costs related to product defects and large expenditures, each of which may not result in additional net revenue or could result in decreased net revenue.

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

Our software is highly complex and may contain undetected errors, defects or vulnerabilities, each of which could harm our business and financial performance.

The software products that we offer are complex, and despite extensive testing and quality control, may contain errors, defects or vulnerabilities. Some errors, defects and vulnerabilities in our software products may only be discovered after the product or service has been released. Any errors, defects or vulnerabilities could result in the need for corrective releases to our software products, damage to our reputation, loss of revenue, an increase in product returns or lack of market acceptance of our products, any of which would likely harm our business and financial performance.

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation, political instability and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 69% of our net revenue for the three months ended April 30, 2015. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our Senior Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include:

•	economic volatility;

•	fluctuating currency exchange rates, including risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patters as compared to the developed world;

•	tariffs, quotas, and other trade barriers and restrictions;

•	transportation delays;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	potential changes in tax laws, including possible U.S. and foreign tax law changes that, if enacted, could significantly impact how multinational companies are taxed;

•	tax arrangements with foreign governments, including our ability to meet and renew the terms of those tax arrangements;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2015, approximately 81% of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 26% of our total net revenue for both the three months ended April 30, 2015 and April 30, 2014, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results to fluctuate include:

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

•	perceived or actual technical or other problems with a product or combination of products;

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;

•	increases in cloud services-related expenses;

•	security breaches and potential financial penalties to customers and government entities;

•	timing of additional investments in the development of our platform or deployment of our services;

•	timing of product releases and retirements;

•	changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	changes in sales compensation practices;

•	failure to effectively implement our copyright legalization programs, especially in developing countries;

•	failure to achieve sufficient sell-through in our channels for new or existing products;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	interruptions or terminations in the business of our consultants or third-party developers;

•	the timing and degree of expected investments in growth and efficiency opportunities;

•	failure to achieve continued success in technology advancements;

•	catastrophic events or natural disasters;

•	regulatory compliance costs;

•	potential goodwill impairment charges related to prior acquisitions;

•	failure to appropriately estimate the scope of services under consulting arrangements; and

•	adjustments arising from ongoing or future tax examinations.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2015, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 25% of our total net revenue.

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

We are subject to legal proceedings and regulatory inquiries, and we may be named in additional legal proceedings or become involved in regulatory inquiries in the future, all of which are costly, distracting to our core business and could result in an unfavorable outcome, or a material adverse effect on our business, financial condition, results of operations, cash flows or the trading prices for our securities.

We are involved in legal proceedings and receive inquiries from regulatory agencies. As the global economy has changed and our business has evolved, we have seen an increase in litigation activity and regulatory inquiries. Like many other high technology companies, the number and frequency of inquiries from U.S. and foreign regulatory agencies we have received regarding our business and our business practices, and the business practices of others in our industry, have increased in recent years. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time consuming legal proceedings that could result in any number of outcomes. Any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any of these cases, our financial results, results of operations, cash flows or the trading prices for our securities could be negatively impacted.

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

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. Generally Accepted Accounting Principles (“GAAP”) under SEC regulations and those who are required to follow International Financial Reporting Standards ("IFRS") outside of the U.S. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.

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

Although we have determined that our internal control over financial reporting was effective as of January 31, 2015, as indicated in our Management Report on Internal Control over Financial Reporting, included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, we must continue to monitor and assess our internal control over financial reporting.

If our management or auditor identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely have an adverse effect on our business and stock price.

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

We also have a $400.0 million revolving credit facility. As of April 30, 2015, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended April 30, 2015.

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

10.1*
Participants, target awards and payout formulas for fiscal year 2016 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 17, 2015)

10.2*	Description of Sales Commission Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 17, 2015)

10.3*	Description of Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 17, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: May 28, 2015

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)