Form 10-Q
period 2015-07-31
AUTODESK INC
filed 2015-08-31
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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

As of August 26, 2015, registrant had outstanding approximately 226,199,054 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net revenue:
License and other	$290.5	$350.4	$617.2	$666.6
Subscription	319.0	286.7	638.8	563.0
Total net revenue	609.5	637.1	1,256.0	1,229.6
Cost of revenue:
Cost of license and other revenue	53.0	53.4	106.1	102.7
Cost of subscription revenue	40.0	34.5	78.7	63.9
Total cost of revenue	93.0	87.9	184.8	166.6
Gross profit	516.5	549.2	1,071.2	1,063.0
Operating expenses:
Marketing and sales	240.8	237.6	494.7	463.0
Research and development	193.1	179.3	387.6	349.8
General and administrative	70.1	71.5	146.0	134.0
Amortization of purchased intangibles	8.2	10.1	17.1	21.0
Restructuring charges, net	—	0.8	—	3.1
Total operating expenses	512.2	499.3	1,045.4	970.9
Income from operations	4.3	49.9	25.8	92.1
Interest and other expense, net	(3.4)	(7.0)	(3.1)	(13.6)
Income before income taxes	0.9	42.9	22.7	78.5
Provision for income taxes	(236.4)	(11.6)	(239.1)	(18.9)
Net (loss) income	$(235.5)	$31.3	$(216.4)	$59.6
Basic net (loss) income per share	$(1.04)	$0.14	$(0.95)	$0.26
Diluted net (loss) income per share	$(1.04)	$0.13	$(0.95)	$0.26
Weighted average shares used in computing basic net (loss) income per share	227.0	227.3	227.1	227.1
Weighted average shares used in computing diluted net (loss) income per share	227.0	232.4	227.1	232.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net (loss) income	$(235.5)	$31.3	$(216.4)	$59.6
Other comprehensive (loss) income, net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $0.8, ($0.4), ($0.7) and ($1.1), respectively)	(4.7)	1.8	(10.1)	(1.5)
Change in net unrealized loss on available-for-sale securities (net of tax effect of $0.3, $0.4, $0.2 and $0.0, respectively)	(1.4)	(1.0)	(1.2)	(1.6)
Change in defined benefit pension items (1)	0.3	—	1.0	—
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.7, $0.9, $4.5, and ($0.4), respectively)	(8.5)	(4.1)	(6.7)	6.0
Total other comprehensive (loss) income	(14.3)	(3.3)	(17.0)	2.9
Total comprehensive (loss) income	$(249.8)	$28.0	$(233.4)	$62.5
____________________

(1)	Tax effects related to defined benefit pension items were immaterial for each of the periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,473.1	$1,410.6
Marketable securities	916.8	615.8
Accounts receivable, net	394.1	458.9
Deferred income taxes, net	10.0	85.1
Prepaid expenses and other current assets	105.8	100.9
Total current assets	2,899.8	2,671.3
Marketable securities	562.5	273.0
Computer equipment, software, furniture and leasehold improvements, net	158.2	159.2
Developed technologies, net	73.2	86.5
Goodwill	1,473.8	1,456.2
Deferred income taxes, net	4.2	100.0
Other assets	170.1	163.5
Total assets	$5,341.8	$4,909.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90.8	$100.5
Accrued compensation	172.2	253.3
Accrued income taxes	52.3	28.2
Deferred revenue	881.6	900.8
Other accrued liabilities	116.9	117.3
Total current liabilities	1,313.8	1,400.1
Deferred revenue	354.7	256.3
Long term income taxes payable	124.0	158.8
Long term deferred income taxes	28.9	—
Long term notes payable, net	1,486.2	743.1
Other liabilities	132.1	132.2
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,808.0	1,773.1
Accumulated other comprehensive loss	(70.3)	(53.3)
Retained earnings	164.4	499.4
Total stockholders’ equity	1,902.1	2,219.2
Total liabilities and stockholders' equity	$5,341.8	$4,909.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2015	2014
Operating activities:
Net (loss) income	$(216.4)	$59.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	74.0	73.3
Stock-based compensation expense	90.9	73.4
Deferred income taxes	197.9	1.1
Restructuring charges, net	—	3.1
Other operating activities	(15.3)	5.5
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	64.4	76.3
Prepaid expenses and other current assets	(19.4)	(7.8)
Accounts payable and accrued liabilities	(81.5)	(21.5)
Deferred revenue	79.2	68.9
Accrued income taxes	(10.1)	(17.0)
Net cash provided by operating activities	163.7	314.9
Investing activities:
Purchases of marketable securities	(1,314.2)	(684.2)
Sales of marketable securities	187.0	127.3
Maturities of marketable securities	541.0	407.1
Capital expenditures	(29.8)	(31.6)
Acquisitions, net of cash acquired	(37.5)	(548.3)
Other investing activities	(13.1)	(0.7)
Net cash used in investing activities	(666.6)	(730.4)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	33.2	91.3
Repurchase and retirement of common shares	(207.7)	(204.3)
Proceeds from debt, net of discount	748.3	—
Other financing activities	(6.3)	(1.7)
Net cash provided by (used in) financing activities	567.5	(114.7)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	0.3
Net increase (decrease) in cash and cash equivalents	62.5	(529.9)
Cash and cash equivalents at beginning of fiscal year	1,410.6	1,853.0
Cash and cash equivalents at end of period	$1,473.1	$1,323.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2015, and for the three and six months ended July 31, 2015 and 2014, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair presentation of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2015 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2016, or for any other period. There have been no material changes to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 18, 2015.

Prior Period Adjustments

During the quarter ended April 30, 2015, Autodesk determined that it had not correctly accounted for certain liabilities primarily related to employee benefits and unclaimed property.  Accordingly, during the six months ended July 31, 2015, we recorded $5.7 million of additional operating expenses related to prior periods.

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

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2015, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

Effective in the second quarter of fiscal 2016, Autodesk elected to early adopt FASB's Accounting Standards Update 2015-03 (“ASU 2015-03”) regarding Subtopic 835-30 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard requires retrospective application and represents a change in accounting principle. The adoption of this ASU resulted in a $4.1 million retrospective reduction of both our other assets and long term notes payable, net, as of January 31, 2015.

Recently Issued Accounting Standards

In May 2015, the FASB issued Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820 "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 are effective for annual and interim periods beginning after December

15, 2015. Early adoption is permitted. The amendments should be applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. Autodesk does not expect ASU 2015-07 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05 ("ASU 2015-05") regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Autodesk does not expect ASU 2015-05 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") regarding ASC Topic 606 “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date.  ASU 2014-09 will be effective for Autodesk’s fiscal year beginning February 1, 2018 unless we elect the earlier date of February 1, 2017.  Autodesk is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption, nor the effective date election.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 23% and 25% of Autodesk’s total net revenue for the three and six months ended July 31, 2015, respectively, and 26% for both the three and six months ended July 31, 2014. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Platform Solutions and Emerging Business (“PSEB”) segment and is for sales made outside of the United States. In addition, Tech Data accounted for 25% and 22% of trade accounts receivable at July 31, 2015 and January 31, 2015, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2015 and January 31, 2015:

	July 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$277.3	$—	$—	$277.3	$277.3	$—	$—
Custody cash deposit	20.0	—	—	20.0	20.0	—	—
Commercial paper	251.5	—	—	251.5	—	251.5	—
Corporate bonds	6.3	—	—	6.3	6.3	—	—
Money market funds	402.8	—	—	402.8	—	402.8	—
Municipal bonds	10.0	—	—	10.0	10.0	—	—
Marketable securities:
Short-term available-for-sale
U.S. government agency bonds	38.0	—	—	38.0	38.0	—	—
Certificate of deposit	255.0	—	—	255.0	255.0	—	—
Commercial paper	233.8	—	—	233.8	—	233.8	—
Corporate bonds	287.7	—	(0.2)	287.5	287.5	—	—
Sovereign debt	3.2	—	—	3.2	—	3.2	—
U.S. treasury bills	22.6	—	—	22.6	22.6	—	—
Municipal bonds	32.0	—	—	32.0	32.0	—	—
Short-term trading securities
Mutual funds	40.6	4.1	—	44.7	44.7	—	—
Long-term available-for-sale
Agency bond	81.2	0.1	—	81.3	81.3	—	—
Corporate bonds	340.8	0.2	(0.6)	340.4	340.4	—	—
Municipal bonds	2.9	—	—	2.9	2.9	—	—
U.S. government agency securities	81.6	0.1	—	81.7	81.7	—	—
Sovereign debt	29.0	—	—	29.0	—	29.0	—
Asset backed securities	27.2	—	—	27.2	—	27.2	—
Convertible debt securities (2)	3.1	2.0	(1.1)	4.0	—	—	4.0
Derivative contracts (3)	2.9	4.5	(4.7)	2.7	—	2.0	0.7
Total	$2,449.5	$11.0	$(6.6)	$2,453.9	$1,499.7	$949.5	$4.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$258.6	$—	$—	$258.6	$258.6	$—	$—
Custody cash deposit	141.5	—	—	141.5	141.5	—	—
Commercial paper	161.0	—	—	161.0	—	161.0	—
Corporate bond	11.5	—	—	11.5	11.5	—	—
Money market funds	127.3	—	—	127.3	—	127.3	—
Marketable securities:
Short-term available-for-sale
Agency bond	37.9	—	—	37.9	37.9	—	—
Corporate debt securities	148.0	0.1	(0.1)	148.0	148.0	—	—
Municipal bonds	29.2	0.1	—	29.3	29.3	—	—
Certificates of deposit	101.9	—	—	101.9	101.9	—	—
Commercial paper	258.4	—	—	258.4	—	258.4	—
Short-term trading securities
Mutual funds	36.9	3.4	—	40.3	40.3	—	—
Long-term available-for-sale
Agency bond	50.6	0.2	—	50.8	50.8	—	—
Corporate debt securities	199.4	0.6	(0.2)	199.8	199.8	—	—
Municipal bonds	13.3	0.1	—	13.4	13.4	—	—
U.S. government agency securities	8.9	0.1	—	9.0	9.0	—	—
Convertible debt securities (2)	4.7	2.5	(2.1)	5.1	—	—	5.1
Derivative contracts (3)	3.5	19.5	(7.0)	16.0	—	15.1	0.9
Total	$1,592.6	$26.6	$(9.4)	$1,609.8	$1,042.0	$561.8	$6.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and six months ended July 31, 2015.

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

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2015 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balance at January 31, 2015	$0.9	$5.1	$6.0
Purchases	4.3	6.2	10.5
Settlements	(5.6)	(7.7)	(13.3)
Gains included in earnings	1.1	—	1.1
Gains included in OCI	—	0.4	0.4
Balance at July 31, 2015	$0.7	$4.0	$4.7

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	July 31, 2015
	Cost	Fair Value
Due within 1 year	$872.3	$872.1
Due in 1 year through 5 years	565.8	566.5
Total	$1,438.1	$1,438.6

As of July 31, 2015 and January 31, 2015, Autodesk did not have any securities in a continuous unrealized loss position for greater than twelve months.

As of July 31, 2015 and January 31, 2015, Autodesk had $71.7 million and $52.6 million, respectively, in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. During the six months ended July 31, 2015, Autodesk recorded $0.2 million in other-than-temporary impairment on its privately held equity investments. During the six months ended July 31, 2014, Autodesk recorded a $3.2 million other-than-temporary impairment on its privately held equity investments.

The sales or redemptions of “available-for-sale securities” during the six months ended July 31, 2015 and 2014 resulted in a loss of $0.3 million and a gain of $0.6 million, respectively. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the six months ended July 31, 2015 and 2014 were $728.0 million and $534.4 million, respectively.

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

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other expense, net” in the Company's Condensed Consolidated Financial Statements at that time.

The net notional amounts of these contracts are presented net settled and were $373.6 million at July 31, 2015 and $336.6 million at January 31, 2015. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $32.7 million remaining in “Accumulated other comprehensive loss” as of July 31, 2015 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $1.6 million at July 31, 2015 and $44.6 million at January 31, 2015.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in income as “Interest and other expense, net.”

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2015 and January 31, 2015:

	Balance Sheet Location	Fair Value at
		July 31, 2015	January 31, 2015
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$5.0	$20.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	1.2	0.9
Total derivative assets		$6.2	$21.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$2.9	$5.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.6	—
Total derivative liabilities		$3.5	$5.4
____________________

(1)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $8.8 million and $23.8 million at July 31, 2015 and January 31, 2015, respectively.

(2)	Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $6.8 million and $8.7 million at July 31, 2015 and January 31, 2015, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2015 and 2014 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Amount of gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$4.4	$2.8	$6.7	$0.2
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$11.3	$1.1	$22.3	$2.5
Operating expenses	(2.2)	(0.1)	(5.5)	(0.9)
Total	$9.1	$1.0	$16.8	$1.6
Amount and location of (loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.2)	$0.2	$(0.3)	$0.2

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2015 and 2014 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Amount and location of gain (loss) recognized in income on derivatives (1)
Interest and other expense, net	$2.1	$(4.8)	$0.7	$(10.6)
____________________

(1)	Prior period balances have been adjusted to conform to current period presentation.

5. Stock-based Compensation Expense

Stock Plans

As of July 31, 2015, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are two expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On June 10, 2015, Autodesk's stockholders approved an amendment to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 12.5 million shares. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 45.1 million shares, which includes 39.1 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of July 31, 2015, 23.9 million shares subject to options or restricted stock unit awards have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At July 31, 2015, 23.3 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors' Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of July 31, 2015, 0.7 million shares subject to restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors' Plan. The 2012 Directors' Plan will expire on June 30, 2022. At July 31, 2015, 1.1 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the six months ended July 31, 2015 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (2)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2015	2.7	$34.46
Granted (1)	—	—
Exercised	(0.6)	32.53
Canceled/Forfeited	—	—
Options outstanding at July 31, 2015	2.1	$35.07	3.9	$32.1
Options vested and exercisable at July 31, 2015	2.1	$35.10	3.9	$32.0
Options available for grant at July 31, 2015	24.4
 _______________

(1)	Autodesk did not grant stock options in the six months ended July 31, 2015.

(2)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $50.58 per share as of July 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

As of July 31, 2015, compensation cost related to stock options has been fully recognized.

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted average grant date fair value per share of options granted during the three and six months ended July 31, 2015 and 2014:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Pre-tax intrinsic value of options exercised (1)	$3.6	$21.4	$17.4	$44.2
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

The following table summarizes information about options outstanding and exercisable at July 31, 2015:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$12.31 - $29.49	0.7		$24.05		0.7		$24.10
$29.50 - $41.62	0.9		39.68		0.9		39.67
$42.39 - $43.81	0.5		43.80		0.5		43.80
	2.1	3.9	$35.10	$32.0	2.1	3.9	$35.07	$32.1
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $50.58 per share as of July 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock Units:

A summary of restricted stock unit activity for the six months ended July 31, 2015 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2015	7,801.3	$48.46
Granted	1,118.5	59.47
Vested	(1,584.4)	41.98
Canceled/Forfeited	(224.4)	48.47
Performance Adjustment (1)	34.6	54.92
Unvested restricted stock units at July 31, 2015	7,145.6	$51.24
 _______________

(1)
Based on Autodesk's financial results for fiscal 2015, 2014 and 2013 performance period. The performance stock units were earned at 113.8%, 65.8%, and 92.3% of the target award, respectively. The vesting of the 2013 performance stock units was subject to the holders satisfying the remaining service condition of the awards, which ended in March 2015.

For the restricted stock units granted during the six months ended July 31, 2015 and 2014, the weighted average grant date fair value was $59.47 and $50.85, respectively. The fair value of the shares vested during the six months ended July 31, 2015 and 2014 was $93.4 million and $73.4 million, respectively.

During the six months ended July 31, 2015, Autodesk granted 0.7 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is primarily expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $28.0 million and $65.8 million during the three and six months ended July 31, 2015, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $28.0 million and $50.9 million during the three and six months ended July 31, 2014, respectively. As of July 31, 2015, total compensation cost not yet recognized of $198.1 million related to non-vested restricted stock units is expected to be recognized over a weighted average period of 1.6 years. At July 31, 2015, the number of restricted stock units granted but unvested was 6.3 million.

During the six months ended July 31, 2015, Autodesk granted 0.4 million performance restricted stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for these grants are based upon billings and subscriptions goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the PSUs is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $5.9 million and $11.5 million for the three and six months ended July 31, 2015, respectively. Autodesk recorded stock-based compensation expense related to PSUs of $4.8 million and $7.8 million during the three and six months ended July 31, 2014, respectively. As of July 31, 2015, total compensation cost not yet recognized of $15.8 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.3 years. At July 31, 2015, the number of PSUs granted but not vested was 0.8 million.

1998 Employee Qualified Stock Purchase Plan (“ESPP”)

Under Autodesk’s ESPP, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at no less than 85% of fair market value as defined in the ESPP. At July 31, 2015, a total of 39.6 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP expires during fiscal 2018.

Autodesk issued 1.1 million shares under the ESPP during the six months ended July 31, 2015, with an average price of $36.91 per share. During the six months ended July 31, 2014, Autodesk issued 1.1 million shares under the ESPP, at an average price of $33.66 per share. The weighted average grant date fair value of awards granted under the ESPP was $15.99 during the six months ended July 31, 2015, calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model. The weighted average grant date fair value of awards granted under the ESPP during the six months ended July 31, 2014, calculated as of the award grant date using the BSM option pricing model, was $14.26 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2015 and 2014, respectively, as follows:

	Three Months Ended July 31,
	2015	2014
Cost of license and other revenue	$1.2	$1.1
Cost of subscription	1.2	1.0
Marketing and sales	17.3	17.6
Research and development	14.8	13.7
General and administrative	6.2	6.4
Stock-based compensation expense related to stock awards and ESPP purchases	40.7	39.8
Tax benefit	(10.5)	(10.4)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$30.2	$29.4

	Six Months Ended July 31,
	2015	2014
Cost of license and other revenue	$2.7	$2.0
Cost of subscription	2.6	1.8
Marketing and sales	39.0	31.6
Research and development	32.4	24.6
General and administrative	14.2	13.4
Stock-based compensation expense related to stock awards and ESPP purchases	90.9	73.4
Tax benefit	(24.5)	(19.6)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$66.4	$53.8

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

	Six Months Ended July 31, 2015		Six Months Ended July 31, 2014
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	27%	27.7 - 28.2%	30%	30 - 33%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.2%	0.1 - 0.6%	0.1%	0.1 - 0.4%

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

Autodesk does not currently pay, and does not anticipate paying in the foreseeable future, any cash dividends. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

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

6. Income Tax

Autodesk's effective tax rate before discrete items was 25% and 24% during the three and six months ended July 31, 2015, respectively. These rates were lower than the federal statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates. During the three months ended July 31, 2015, Autodesk recorded a valuation allowance against the company's U.S. federal and remaining state deferred tax assets of $213.6 million, of which $205.3 million was recorded as a discrete tax expense.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered recent cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence. Therefore, in the three months ended July 31, 2015, Autodesk established a valuation allowance against the Company's U.S. federal and remaining state deferred tax assets of $213.6 million.

As of July 31, 2015, the Company had $251.1 million of gross unrecognized tax benefits, excluding interest, of which approximately $232.7 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

7.     Acquisitions

During the six months ended July 31, 2015, Autodesk completed several business combinations and technology acquisitions for total cash consideration of approximately $37.8 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk’s Condensed Consolidated Statement of Operations.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the six months ended July 31, 2015:

July 31, 2015
Developed technologies	$12.2
Customer relationships and other non-current intangible assets	1.5
Trade name	1.0
Goodwill	23.4
Deferred tax liability	(0.8)
Net tangible assets	0.5
Total	$37.8

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

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	July 31, 2015	January 31, 2015
Developed technologies, at cost	$550.4	$538.4
Customer relationships, trade names, patents, and user list, at cost (1)	349.9	348.9
Other intangible assets, at cost (2)	900.3	887.3
Less: Accumulated amortization	(757.2)	(715.4)
Other intangible assets, net	$143.1	$171.9
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill by reporting unit during the six months ended July 31, 2015 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Delcam (1)	Total
Balances as of January 31, 2015
Goodwill	$327.5	$427.0	$422.7	$245.2	$183.0	$1,605.4
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	327.5	427.0	422.7	96.0	183.0	1,456.2
Addition arising from other acquisitions	9.6	3.4	—	10.4	—	23.4
Effect of foreign currency translation, purchase accounting adjustments, and other	1.3	(1.9)	(1.4)	0.1	(3.9)	(5.8)
Balances as of July 31, 2015
Goodwill	338.4	428.5	421.3	255.7	179.1	1,623.0
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	$338.4	$428.5	$421.3	$106.5	$179.1	$1,473.8
 _______________

(1)	Delcam is a separate reporting unit within our Manufacturing ("MFG") operating segment.

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

10. Deferred Compensation

At July 31, 2015, Autodesk had marketable securities totaling $1,479.3 million, of which $44.7 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $44.7 million at July 31, 2015, of which $5.4 million was classified as current and $39.3 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2015 was $40.3 million, of which $5.3 million was classified as current and $35.0 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities". The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2015	January 31, 2015
Computer hardware, at cost	$200.5	$194.0
Computer software, at cost	88.0	84.9
Leasehold improvements, land and buildings, at cost	183.1	176.3
Furniture and equipment, at cost	56.5	53.0
	528.1	508.2
Less: Accumulated depreciation	(369.9)	(349.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$158.2	$159.2

12. Borrowing Arrangements

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes, net of a discount of $1.7 million and issuance costs of $6.3 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $754.1 million as of July 31, 2015.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (collectively, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. Autodesk may redeem the 2012 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2012 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2012 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2012 Notes was approximately $747.3 million as of July 31, 2015.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. In May 2015, Autodesk amended and restated the credit agreement to extend the facility's maturity date from May 2018 to May 2020 and to amend the financial covenants. At July 31, 2015, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

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

Autodesk did not record restructuring charges during the six months ended July 31, 2015. The following table sets forth the restructuring activities during the six months ended July 31, 2015:

	Balance at January 31, 2015	Additions	Payments	Adjustments (1)	Balance at July 31, 2015
Fiscal 2014 Plan
Employee termination costs	$—	$—	$—	$—	$—
Lease termination and asset costs	1.4	—	(0.3)	0.2	1.3
Total	$1.4	$—	$(0.3)	$0.2	$1.3
Current portion (2)	$0.6				$0.8
Non-current portion (2)	0.8				0.5
Total	$1.4				$1.3
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three and six months ended July 31, 2015, Autodesk repurchased and retired 2.1 million and 3.7 million shares at an average repurchase price of $52.87 and $56.19 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $48.0 million and $64.3 million, respectively, during the three months ended July 31, 2015. Common stock and additional paid-in capital and retained earnings were reduced by $89.1 million and $118.6 million, respectively, during the six months ended July 31, 2015.

At July 31, 2015, 11.1 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the six months ended July 31, 2015, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2015:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2015	$42.8	$1.6	$(23.7)	$(74.0)	$(53.3)
Other comprehensive income (loss) before reclassifications	7.4	(0.4)	0.4	(11.2)	(3.8)
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(16.8)	(1.0)	0.6	—	(17.2)
Tax effects	(0.7)	0.2	—	4.5	4.0
Net current period other comprehensive (loss) income	(10.1)	(1.2)	1.0	(6.7)	(17.0)
Balances, July 31, 2015	$32.7	$0.4	$(22.7)	$(80.7)	$(70.3)

Reclassifications related to gains and losses on available-for-sale securities are included in Interest and other expense, net. Refer to "Note 4: Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2015.

17. Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units. Diluted net (loss) income per share is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net (loss) income per share amounts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(235.5)	$31.3	$(216.4)	$59.6
Denominator:
Denominator for basic net (loss) income per share—weighted average shares	227.0	227.3	227.1	227.1
Effect of dilutive securities (1)	—	5.1	—	5.3
Denominator for dilutive net (loss) income per share	227.0	232.4	227.1	232.4
Basic net (loss) income per share	$(1.04)	$0.14	$(0.95)	$0.26
Diluted net (loss) income per share	$(1.04)	$0.13	$(0.95)	$0.26
____________________

(1)
The effect of dilutive securities of 4.1 million and 4.5 million shares for the three and six months ended July 31, 2015, respectively, have been excluded from the calculation of diluted net (loss) income per share as those shares would have been anti-dilutive due to the net (loss) incurred during those periods.

The computation of diluted net (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three and six months ended July 31, 2015, 0.6 million and 0.1 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net (loss) income per share. For both the three and six months ended July 31, 2014, no potentially anti-dilutive shares were excluded from the computation of diluted net income per share.

18. Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: Architecture, Engineering and Construction ("AEC"), MFG, PSEB, and Media and Entertainment ("M&E"). Autodesk has no material inter-segment revenue.

The AEC, MFG, and PSEB segments derive revenue from the sale of licenses for software products and services to customers who design, build, manage or own building, manufacturing and infrastructure projects. Autodesk's M&E segment derives revenue from the sale of products to creative professionals, post-production facilities and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design and interactive web streaming.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net revenue:
Architecture, Engineering and Construction	$233.4	$217.9	$470.1	$413.4
Manufacturing	171.2	168.2	355.8	315.5
Platform Solutions and Emerging Business	164.1	207.5	349.4	419.4
Media and Entertainment	40.8	43.5	80.7	81.3
	$609.5	$637.1	$1,256.0	$1,229.6
Gross profit:
Architecture, Engineering and Construction	$209.5	$196.1	$426.5	$371.7
Manufacturing	151.2	151.5	309.3	284.2
Platform Solutions and Emerging Business	138.5	185.3	301.8	376.3
Media and Entertainment	31.7	32.2	64.4	61.2
Unallocated (1)	(14.4)	(15.9)	(30.8)	(30.4)
	$516.5	$549.2	$1,071.2	$1,063.0
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Net revenue:
Americas
U.S.	$194.5	$184.6	$394.1	$354.1
Other Americas	41.2	38.7	85.6	74.9
Total Americas	235.7	223.3	479.7	429.0
Europe, Middle East and Africa	225.7	243.5	471.1	469.0
Asia Pacific
Japan	50.7	70.5	115.8	157.1
Other Asia Pacific	97.4	99.8	189.4	174.5
Total Asia Pacific	148.1	170.3	305.2	331.6
Total net revenue	$609.5	$637.1	$1,256.0	$1,229.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Six Months Ended July 31, 2015” and “Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP (loss) income per share, operating margin, operating expenses, billings, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of mixed global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the effects of potential non-cash charges on our financial results; and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, social, and mobile computing. To address this transition we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. For example, Autodesk BIM 360, PLM 360, Fusion 360, and AutoCAD360 Pro, some of our cloud based offerings, provide tools, including social and mobile capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead our customers and the industries they serve to the new cloud and mobile platforms. This entails both a technological shift and a business model shift. We now have term-based license offerings, including term-based desktop subscriptions, for certain products. These offerings are designed to give our customers even more flexibility with how they use our products and service offerings and to address new types of customers such as project-based users and small businesses. As part of this transition, we discontinued upgrades effective March 6, 2015. On February 4, 2015, we announced that new commercial seats of most standalone software products will be available only by desktop subscription beginning February 1, 2016. Additionally, we plan to discontinue selling new perpetual licenses for suites during fiscal 2017.

As a result of business model transition, we expect to increase our subscription base and customer value, which we believe will help drive billings growth. During the transition, billings, revenue, gross margin, operating margin, EPS, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

For the past three years, suites have been an important area to our overall strategy. As our customers in all industries adopt our design suites, we believe they will experience an increase in their productivity and the value of their design data. As a percentage of revenue, suites consisted of 37% of our net revenue for both the three and six months ended July 31, 2015 as compared to 36% of our net revenue for both the three and six months ended July 31, 2014.

Another key element of our growth strategy is increasing our global penetration. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Emerging economies face many of the challenges that our design technology can help address, including infrastructure build-out and innovative design and manufacturing. However, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, limited intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy, and different purchase patterns as compared to the developed world. Revenue from emerging countries decreased 7% and increased 4% during the three and six months ended July 31, 2015, respectively, as compared to the same periods in the prior fiscal year. Revenue from emerging economies represented 15% of our total revenue for both the three and six months ended July 31, 2015 and represented 15% and 14% for the three and six months ended July 31, 2014, respectively.

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

Autodesk is committed to helping fuel a lifelong passion for design in students of all ages. We offer free educational licenses of Autodesk software worldwide to students, educators, and educational institutions. In fiscal 2016, we initiated Project Ignite, a free and open learning platform delivering a unique package of technology, learning content, and services created specifically to bring the Maker Movement into the classroom. The Project Ignite learning platform additionally offers classroom bundles, which include hardware such as 3D printers and electronics kits along with professional development and training services to help educators.  Targeting both the secondary and postsecondary school markets, we collaborate with educators, institutions and partners that encourage design learning and further Science, Technology, Engineering, Digital Arts, and Math (STEAM) education initiatives. Through Autodesk Design Academy, we provide hundreds of standards-aligned class projects to support design-based disciplines in STEAM while using Autodesk's professional-grade 3D design, engineering and entertainment software used in industry. Beginning in the second quarter of the current fiscal year, we have also made Autodesk Design Academy curricula available on iTunes U. Our intention is to make Autodesk software the ubiquitous design software of choice for those poised to become the next generation of professional users.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2015. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2015 and 2014

(in millions)	Three Months Ended July 31, 2015	As a % of Net Revenue	Three Months Ended July 31, 2014	As a % of Net Revenue
Net Revenue	$609.5	100%	$637.1	100%
Cost of revenue	93.0	15%	87.9	14%
Gross Profit	516.5	85%	549.2	86%
Operating expenses	512.2	84%	499.3	78%
Income from Operations	$4.3	1%	$49.9	8%

(in millions)	Six Months Ended July 31, 2015	As a % of Net Revenue	Six Months Ended July 31, 2014	As a % of Net Revenue
Net Revenue	$1,256.0	100%	$1,229.6	100%
Cost of revenue	184.8	15%	166.6	14%
Gross Profit	1,071.2	85%	1,063.0	86%
Operating expenses	1,045.4	83%	970.9	79%
Income from Operations	$25.8	2%	$92.1	7%

During the three months ended July 31, 2015, as compared to the same period in the prior fiscal year, net revenue, gross profit and income from operations decreased 4%, 6% and 91%, respectively. During the six months ended July 31, 2015, as compared to the same period in the prior fiscal year, net revenue increased 2% and gross profit increased 1%, while income from operations decreased 72%.

Our business experienced mixed results year-over-year as license and other revenue decreased and subscription revenue increased year-over-year during both the three and six months ended July 31, 2015. Areas of growth year-over-year included increases in our Architecture, Engineering, and Construction ("AEC"), and Manufacturing ("MFG") segments, a few of our major products, particularly our enterprise flexible license agreements and Building Design Suite, and the Americas geographic area. Additionally, our results benefited from the inclusion of six months of Delcam operating results during the six months ended July 31, 2015, compared to four months of Delcam operating results during the six months ended July 31, 2014. Offsetting these areas of growth were year-over-year declines in our Platform Solutions and Emerging Business (“PSEB”) segment, many of our major products, particularly AutoCAD LT, and the Asia Pacific ("APAC") geographic area.

Income from operations during the three and six months ended July 31, 2015 was negatively impacted by increased spend primarily from higher employee-related and cloud-related costs.

At July 31, 2015 and 2014, our total subscriptions were 2.39 million and 2.01 million, respectively. Year-over-year subscription growth was led by maintenance and desktop license subscriptions. Recurring revenue during the three and six months ended July 31, 2015 was 55% and 53%, respectively. Recurring revenue during the three and six months ended July 31, 2014 was 44% and 45%, respectively.

The drivers of these results are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products was 45% of net revenue during both the three and six months ended July 31, 2015. Revenue from flagship products decreased 11% and 6% during the three and six months ended July 31, 2015, respectively, as compared to the same periods in the prior fiscal year. Revenue from suites was 37% of net revenue for both the three and six months ended July 31, 2015. Revenue from suites decreased 3% and increased 5% for the three and six months ended July 31, 2015, respectively, as compared to the same periods in the prior fiscal year. Revenue from new and adjacent products was 18% and 17% of net revenue for the three and six months ended July 31, 2015, respectively. Revenue from new and adjacent products increased 13% and 21% for the three and six months ended July 31, 2015, respectively, as compared to the same periods in the prior fiscal year.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 23% and 25% of Autodesk’s total net revenue for the three and six months ended July 31, 2015, as compared to 26% for both the three and six months ended July 31, 2014. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Income from operations decreased 91% in the three months ended July 31, 2015 due to a $12.9 million or 3% increase in our operating expenses and a $5.1 million or 6% increase in cost of revenue, as compared to the same period in the prior fiscal year. Contributing to the decrease in our income from operations was a $27.6 million or 4% decrease in net revenue, as compared to the same period in the prior fiscal year. Our operating margin decreased to 1% for the three months ended July 31, 2015 from 8% for the three months ended July 31, 2014.

Income from operations decreased 72% in the six months ended July 31, 2015 due to a $74.5 million or 8% increase in our operating expenses and an $18.2 million or 11% increase in cost of revenue, as compared to the same period in the prior fiscal year. Partially offsetting the increase in our spend was a $26.4 million or 2% increase in net revenue, as compared to the same period in the prior fiscal year. Our operating margin decreased to 2% for the six months ended July 31, 2015 from 7% for the six months ended July 31, 2014.

The increase in operating expenses and the corresponding decrease in operating margin during the three and six months ended July 31, 2015 were driven by an increase in employee-related costs resulting from an increase in headcount as a result of our continued support of the business model transition. Additionally, expenses increased on the inclusion of six months of Delcam operating results during the six months ended July 31, 2015, compared to four months of Delcam operating results during the six months ended July 31, 2014.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, and the United Kingdom. Our revenue was negatively impacted by foreign exchange rate changes during the three and six months ended July 31, 2015 as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three and six months ended July 31, 2014 been in effect during the three and six months ended July 31, 2015 and had we excluded foreign exchange hedge gains and losses from the three and six months ended July 31, 2015, net revenue would have remained flat and increased 6% on a constant currency basis during the three and six months ended July 31, 2015, respectively, as compared to the same periods in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three and six months ended July 31, 2015 increased 3% and 8%, respectively, on an as reported basis as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three and six months ended July 31, 2014 been in effect during the three and six months ended July 31, 2015 and had we excluded foreign exchange hedge gains and losses from the three and six months ended July 31, 2015, total spend would have increased 7% and 12%, respectively, on a constant currency basis compared to the same periods in the prior fiscal year.

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

Balance Sheet and Cash Flow Items

At July 31, 2015, we had $3.0 billion in cash and marketable securities. This amount includes the aggregate net proceeds of $742.0 million, after deducting the underwriting discounts and related offering expenses, from our June 2015 registered underwritten public offering of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. We completed the six months ended July 31, 2015 with lower accounts receivable and higher deferred revenue balances as compared to the fiscal year ended January 31, 2015. Our deferred revenue balance at July 31, 2015 was $1.2 billion and included $1.0 billion of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations decreased 48% to $163.7 million as of July 31, 2015 from $314.9 million at July 31, 2014. We repurchased 2.1 million shares of our common stock for $112.3 million during the three months ended July 31, 2015. Comparatively, we repurchased 1.9 million shares of our common stock for $101.8 million during the three months ended July 31, 2014. We repurchased 3.7 million shares of our common stock for $207.7 million during the six months ended July 31, 2015. Comparatively, we repurchased 3.9 million shares of our common stock for $204.3 million during the six months ended July 31, 2014. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

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

Q3 FY16 Guidance Metrics	Three months ending October 31, 2015
Revenue (in millions)	$580 - $600
EPS GAAP	($0.23) - ($0.18)
EPS Non-GAAP (1)	$0.05 - $0.10
_______________
(1) Non-GAAP earnings per diluted share exclude $0.21 related to stock-based compensation expense and $0.07 for the amortization of acquisition related intangibles, net of tax.

FY16 Guidance Metrics	Fiscal year ended January 31, 2016
Billings growth (1)	2% - 4%
Revenue (in millions) (2)	$2,465 - $2,505
GAAP operating margin	(2)% - (1)%
Non-GAAP operating margin	9% - 10%
EPS GAAP (3)	($1.39) - ($1.27)
EPS Non-GAAP (4)	$0.60 - $0.72
Net subscription additions	375,000 - 425,000
_______________
(1) On a constant currency basis, billings growth would be 9% - 11%.
(2) On a constant currency basis, revenue growth would be 3% - 5%.
(3) GAAP net loss per diluted share includes $0.94 related to the non-cash GAAP tax charge of $214 million to reduce U.S. deferred tax assets.  The charge reflects the business model transition and resulting reduction in our pre-tax U.S. GAAP profitability.
(4) Non-GAAP earnings per diluted share exclude $0.94 related to the non-cash GAAP tax charge to reduce U.S. deferred tax assets, $0.75 related to stock-based compensation expense, and $0.31 for the amortization of acquisition related intangibles, offset by $0.01 for gains on strategic investment, net of tax.

We remain diligent about managing our spend while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

Net Revenue

	Three Months Ended	Increase (Decrease) compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase (Decrease) compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
Net Revenue:
License and other	$290.5	$(59.9)	(17)%	$350.4	$617.2	$(49.4)	(7)%	$666.6
Subscription	319.0	32.3	11%	286.7	638.8	75.8	13%	563.0
	$609.5	$(27.6)	(4)%	$637.1	$1,256.0	$26.4	2%	$1,229.6
Net Revenue by Geographic Area:
Americas	$235.7	$12.4	6%	$223.3	$479.7	$50.7	12%	$429.0
Europe, Middle East and Africa	225.7	(17.8)	(7)%	243.5	471.1	2.1	—%	469.0
Asia Pacific	148.1	(22.2)	(13)%	170.3	305.2	(26.4)	(8)%	331.6
	$609.5	$(27.6)	(4)%	$637.1	$1,256.0	$26.4	2%	$1,229.6
Net Revenue by Operating Segment:
Architecture, Engineering and Construction	$233.4	$15.5	7%	$217.9	$470.1	$56.7	14%	$413.4
Platform Solutions and Emerging Business	164.1	(43.4)	(21)%	207.5	349.4	(70.0)	(17)%	419.4
Manufacturing	171.2	3.0	2%	168.2	355.8	40.3	13%	315.5
Media and Entertainment	40.8	(2.7)	(6)%	43.5	80.7	(0.6)	(1)%	81.3
	$609.5	$(27.6)	(4)%	$637.1	$1,256.0	$26.4	2%	$1,229.6

License and Other Revenue

License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of perpetual licenses, term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, and Creative Finishing customer support, and is recognized over time as the services are performed.

License and other revenue decreased 17% during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. This decrease was primarily due to a 20% decrease in product license revenue as compared to the same period in the prior fiscal year. The decrease in product license revenue was due to a 26% decrease in revenue from our flagship products and a 20% decrease in revenue from our suites products partially offset by a 32% increase in revenue from our new and adjacent products.

During the three months ended July 31, 2015, the 20% decrease in product license revenue was due to a 21% decrease in the average net revenue per seat, offset by a 2% increase in the number of seats sold. The wider price points associated with our current product offerings is contributing to our decrease in our average net revenue per seat. Product license revenue, as a percentage of license and other revenue, was 88% and 90% for the three months ended July 31, 2015 and 2014, respectively.

During the three months ended July 31, 2015, other revenue represented 12% of license and other revenue, and 6% of total net revenue. Other revenue increased by 6% during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The increase is primarily due to a 9% increase in revenue from consulting and a 25% increase in revenue from consumer products, partially offset by a decrease in education revenue as a result of our strategic transition to offer software licenses to students, educators, and institutions for little or no fees.

License and other revenue decreased 7% during the six months ended July 31, 2015, as compared to the six months ended July 31, 2014. This decrease was primarily due to a 9% decrease in product license revenue as compared to the same period in the prior fiscal year. The decrease in product license revenue was due to a 17% decrease in revenue from our flagship products and a 5% decrease in revenue from our suites products partially offset by a 44% increase in revenue from our new and adjacent products.

During the six months ended July 31, 2015, the 9% decrease in product license revenue was due to a 16% decrease in the average net revenue per seat, partially offset by a 7% increase in the number of seats sold. The wider price points associated with our current product offerings is contributing to our decrease in our average net revenue per seat. Product license revenue, as a percentage of license and other revenue, was 89% and 91% for the six months ended July 31, 2015 and 2014, respectively.

During the six months ended July 31, 2015, other revenue represented 11% of license and other revenue, and 6% of total net revenue. Other revenue increased by 11% during the six months ended July 31, 2015, as compared to the six months ended July 31, 2014. The increase is primarily due to a 12% increase in revenue from consulting, and a 30% increase in revenue from consumer products, partially offset by a decrease in education revenue as a result of our strategic transition to offer software licenses to students, educators, and institutions for little or no fees.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $39.8 million during the six months ended July 31, 2015 from $40.4 million at January 31, 2015 to $0.6 million at July 31, 2015. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status.

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

Subscription revenue increased 11% during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014, primarily due to an 8% increase in commercial maintenance revenue. The 8% increase in commercial maintenance revenue was due to a 13% increase in commercial enrollment offset by a 5% decrease from net revenue per maintenance seat. Commercial maintenance revenue represented 92% and 95% of subscription revenue for the three months ended July 31, 2015 and 2014, respectively.

Subscription revenue increased 13% during the six months ended July 31, 2015, as compared to the six months ended July 31, 2014, primarily due to a 10% increase in commercial maintenance revenue. The 10% increase in commercial maintenance revenue was due to a 12% increase in commercial enrollment during the corresponding maintenance contract term offset by a 2% decrease from net revenue per maintenance seat. Commercial maintenance revenue represented 93% and 95% of subscription revenue for the six months ended July 31, 2015 and 2014, respectively.

Changes in subscription revenue lag changes in subscription billings. Subscription billings increased 52% and 26% during the three and six months ended July 31, 2015, respectively, as compared to the same period in the prior fiscal year primarily due to an increase in maintenance subscription billings.

Our deferred subscription revenue balance at July 31, 2015 and January 31, 2015 was $1,004.2 million and $936.8 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 6% on an as reported basis and on a constant currency basis during the three months ended July 31, 2015, as compared to the same period in the prior fiscal year. This increase was primarily due to a 17% increase in our new and adjacent product revenue and an 8% increase in our suites revenue in this geography during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The increase in our revenue in this geography was led by the U.S.

Net revenue in the Americas geography increased by 12% on an as reported basis and on a constant currency basis during the six months ended July 31, 2015, as compared to the same period in the prior fiscal year. This increase was primarily due to a 14% increase in our suites revenue and a 24% increase in our new and adjacent product revenue in this geography during the six months ended July 31, 2015 as compared to the six months ended July 31, 2014. The increase in our revenue in this geography was led by the U.S.

Net revenue in the EMEA geography decreased by 7% on an as reported basis and was flat on a constant currency basis during the three months ended July 31, 2015 as compared to the same period in the prior fiscal year. This decrease was primarily due to a 14% decrease in our flagship product revenue and a 7% decrease in our suites revenue in this geography during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The decrease in our revenue in this geography was led by Germany, partially offset by an increase in revenue from Ireland.

Net revenue in the EMEA geography was flat on an as reported basis and increased 7% on a constant currency basis during the six months ended July 31, 2015 as compared to the same period in the prior fiscal year. There was a 23% increase in our new and adjacent product revenue and a 3% increase in our suites revenue offset by an 8% decrease in our flagship product revenue in this geography during the six months ended July 31, 2015 as compared to the six months ended July 31, 2014. Growth in the geography was led by revenue from Ireland offset by declines in revenue in Russia.

Net revenue in the APAC geography decreased by 13% on an as reported basis and 9% on a constant currency basis during the three months ended July 31, 2015 as compared to the same period in the prior fiscal year. The decrease was primarily due to an 18% decrease in our flagship products, partially offset by a 5% increase in our new and adjacent product revenue in this geography during the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The decline in revenue from most countries in this geography, led by a 28% decline in revenue from Japan, was due to unfavorable economic conditions during the three months ended July 31, 2015 as compared to the same period in the prior fiscal year.

Net revenue in the APAC geography decreased by 8% on an as reported basis and 3% on a constant currency basis during the six months ended July 31, 2015 as compared to the same period in the prior fiscal year. The decrease was primarily due to a 13% decrease in our flagship products, partially offset by an 11% increase in our new and adjacent product revenue in this geography during the six months ended July 31, 2015 as compared to the six months ended July 31, 2014. The decline in revenue from most countries in this geography, led by a 26% decline in revenue from Japan, was due to unfavorable economic conditions during the six months ended July 31, 2015 as compared to the same period in the prior fiscal year.

Net revenue in emerging economies decreased by 7% during the three months ended July 31, 2015 as compared to the same period in the prior fiscal year, primarily due to decreases in revenue from Russia, partially offset by an increase in revenue from China. Revenue from emerging economies represented 15% of net revenue for both the three months ended July 31, 2015 and 2014.

Net revenue in emerging economies increased by 4% during the six months ended July 31, 2015 as compared to the same period in the prior fiscal year, primarily due to increases in revenue from China, partially offset by a decrease in revenue from Russia. Revenue from emerging economies represented 15% and 14% of net revenue for the six months ended July 31, 2015 and 2014, respectively.

International net revenue represented 68% and 69% of our net revenue for the three and six months ended July 31, 2015, respectively. International net revenue represented 71% of our net revenue for both the three and six months ended July 31, 2014, respectively. We believe that international revenue will continue to comprise a majority of our net revenue. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: AEC, MFG, PSEB, and Media and Entertainment ("M&E"). We have no material inter-segment revenue.

During the three months ended July 31, 2015, net revenue for AEC increased by 7% as compared to the same period in the prior fiscal year, primarily due to growth from our AEC flexible enterprise offerings.

During the six months ended July 31, 2015, net revenue for AEC increased by 14% as compared to the same period in the prior fiscal year, primarily due to strong growth from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

During the three months ended July 31, 2015, net revenue for MFG increased by 2% as compared to the same period of the prior fiscal year, primarily due to an increase in revenue from our Delcam products partially offset by a decrease in our MFG suites.

During the six months ended July 31, 2015, net revenue for MFG increased by 13% as compared to the same period of the prior fiscal year, primarily due to the inclusion of six months of Delcam operating results during the six months ended July 31, 2015, compared to four months of Delcam operating results during the six months ended July 31, 2014. Also contributing to the increase in net revenue for MFG was strong growth from our flagship product AutoCAD Mechanical.

During the three months ended July 31, 2015, net revenue for PSEB decreased by 21% as compared to the same period in the prior fiscal year, primarily due to a decrease in revenue from AutoCAD LT.

During the six months ended July 31, 2015, net revenue for PSEB decreased by 17% as compared to the same period in the prior fiscal year, primarily due to a decrease in revenue from AutoCAD LT.

During the three months ended July 31, 2015, net revenue for M&E decreased by 6% as compared to the same period in the prior fiscal year, primarily due to a decrease in Creative Finishing, which was driven by lower revenue on Creative Finishing hardware products and services.

During the six months ended July 31, 2015, net revenue for M&E decreased by 1% as compared to the same period in the prior fiscal year, primarily due to a decrease in Creative Finishing, which was driven by lower revenue on Creative Finishing hardware products and services partially offset by an increase in revenue from Animation, which was primarily driven by revenue from the acquisition of Shotgun and our flagship product Maya.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	(Decrease)Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
Cost of revenue:
License and other	$53.0	$(0.4)	(1)%	$53.4	$106.1	$3.4	3%	$102.7
Subscription	40.0	5.5	16%	34.5	78.7	14.8	23%	63.9
	$93.0	$5.1	6%	$87.9	$184.8	$18.2	11%	$166.6
As a percentage of net revenue	15%			14%	15%			14%

Cost of license and other revenue includes labor costs associated with product setup and fulfillment and costs of consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of developed technology, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), and costs associated with electronic and physical fulfillment.

Cost of license and other revenue decreased 1% for the three months ended July 31, 2015, as compared to the same period in the prior fiscal year, primarily due lower amortization expense as a result of a decreasing portfolio of unamortized developed technology, offset by an increase in division product costs including royalty fees in support of our business growth.

Cost of license and other revenue increased 3% for the six months ended July 31, 2015, as compared to the same period in the prior fiscal year, primarily due to an increase in Delcam related costs as a product of including six months of Delcam operating results during the six months ended July 31, 2015, compared to four months of Delcam operating results during the six months ended July 31, 2014.

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

Cost of subscription revenue increased 16% and 23% during the three and six months ended July 31, 2015, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in cloud and hosting related costs as a result of our business model transition and an increase in maintenance costs driven by increased employee headcount.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars and slightly increase as a percentage of net revenue during the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015.

Marketing and Sales

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
Marketing and sales	$240.8	$3.2	1%	$237.6	$494.7	$31.7	7%	$463.0
As a percentage of net revenue	40%			37%	39%			38%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs associated with sales and order processing, sales and dealer commissions, rent and occupancy, payment processing fees and the cost of supplies and equipment.

Marketing and sales expenses increased 1% and 7% for the three and six months ended July 31, 2015, respectively, as compared to the same periods in the prior fiscal year, primarily due to increased employee-related costs from salaries and fringe benefits, predominately driven by increased headcount.

For the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, we expect marketing and sales expense to remain relatively flat in absolute dollars and as a percentage of net revenue.

Research and Development

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
Research and development	$193.1	$13.8	8%	$179.3	$387.6	$37.8	11%	$349.8
As a percentage of net revenue	32%			28%	31%			28%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, and professional services such as fees paid to software development firms and independent contractors.

Research and development expenses increased 8% and 11% during the three and six months ended July 31, 2015, as compared to the same periods in the prior fiscal year, primarily due to increased employee-related costs from salaries and fringe benefits predominately driven by increased headcount.

For the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, we expect research and development expense to increase in absolute dollars and as a percentage of net revenue.

General and Administrative

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Six Months Ended	Increase compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
General and administrative	$70.1	$(1.4)	(2)%	$71.5	$146.0	$12.0	9%	$134.0
As a percentage of net revenue	12%			11%	12%			11%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, as well as professional fees for legal and accounting services, certain foreign business taxes, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment and training, expense of communication and the cost of supplies and equipment.

General and administrative expenses decreased 2% during the three months ended July 31, 2015, as compared to the same period in the prior fiscal year, primarily due to a decrease in certain foreign business taxes and a decrease in professional fees. Partially offsetting our expense decrease was an increase in employee-related costs from salaries and bonus, predominately driven by increased headcount.

General and administrative expenses increased 9% during the six months ended July 31, 2015, as compared to the same period in the prior fiscal year, primarily due to increased employee-related costs from salaries and bonus, predominately driven by increased headcount.

For the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, we expect general and administrative expenses to increase in absolute dollars and slightly increase as a percentage of net revenue.

Amortization of Purchased Intangibles

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Six Months Ended	Decrease compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
Amortization of purchased intangibles	$8.2	$(1.9)	(19)%	$10.1	$17.1	$(3.9)	(19)%	$21.0
As a percentage of net revenue	1%			2%	1%			2%

Amortization of purchased intangibles decreased 19% during both the three and six months ended July 31, 2015, as compared to the same periods in the prior fiscal year, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time.

For the third quarter of fiscal 2016, as compared to the third quarter of fiscal 2015, we expect amortization of purchased intangibles to decrease in absolute dollars and remain flat as a percentage of net revenue.

Restructuring Charges, Net

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Six Months Ended	Decrease compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2015	$	%	July 31, 2014	July 31, 2015	$	%	July 31, 2014
Restructuring charges, net	$—	$(0.8)	(100)%	$0.8	$—	$(3.1)	(100)%	$3.1
As a percentage of net revenue	—%			—%	—%			—%

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

We recorded no restructuring charges during both the three and six months ended July 31, 2015. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2015	2014	2015	2014
Interest and investment expense, net	$(8.0)	$(3.3)	$(10.0)	$(5.7)
Gain (loss) on foreign currency	0.3	(0.3)	(1.3)	(3.6)
Gain (loss) on strategic investments	2.4	(3.3)	3.4	(6.8)
Other income (expense)	1.9	(0.1)	4.8	2.5
Interest and other expense, net	$(3.4)	$(7.0)	$(3.1)	$(13.6)

Interest and other expense, net decreased $3.6 million and $10.5 million during the three and six months ended July 31, 2015, respectively, as compared to the same periods in the prior fiscal year. The decreases in both periods were primarily related to non-recurring gains on certain of our privately-held strategic investments and mark-to-mark gains recognized on the derivative portion on certain of our other privately-held strategic investments during the current fiscal year. Comparatively, we incurred non-recurring impairment losses on certain of our privately-held strategic investments in the same periods in the prior fiscal year. The decreases noted above were partially offset by an increase in interest expense resulting from the issuance of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025.

Interest expense and investment income fluctuates based on average cash, marketable securities and debt balances, average maturities and interest rates.

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

Our effective tax rate before discrete items was 25% and 24% during the three and six months ended July 31, 2015, respectively. These rates were lower than the federal statutory tax rate of 35% primarily due to foreign earnings taxed at lower rates. During the three months ended July 31, 2015, Autodesk recorded a valuation allowance against our U.S. federal and remaining state deferred tax assets of $213.6 million, of which $205.3 million was recorded as a discrete tax expense.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered recent cumulative losses in the United States arising from our business model transition as a significant piece of negative evidence. Therefore, in the three months ended July 31, 2015, we established a valuation allowance against our U.S. federal and remaining state deferred tax assets of $213.6 million.

As of July 31, 2015, we had $251.1 million of gross unrecognized tax benefits, excluding interest, of which approximately $232.7 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2015 and 2014, our gross profit, gross margin, income from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for year-over-year change in total net revenue and billings, year-over-year change in net subscription revenue and billings, gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited)
Year-over-year change in total net revenue	(4)%	13%	2%	9%
Year-over-year change in total net billings (1)	7%	26%	5%	17%
Year-over-year change in net subscription revenue	11%	15%	13%	14%
Year-over-year change in net subscription billings (1)	52%	29%	26%	23%
Gross profit	$516.5	$549.2	$1,071.2	$1,063.0
Non-GAAP gross profit	$530.9	$565.8	$1,102.0	$1,094.3
Gross margin	85%	86%	85%	86%
Non-GAAP gross margin	87%	89%	88%	89%
Income from operations	$4.3	$49.9	$25.8	$92.1
Non-GAAP income from operations	$65.2	$115.1	$159.3	$217.1
Operating margin	1%	8%	2%	7%
Non-GAAP operating margin	11%	18%	13%	18%
Net (loss) income	$(235.5)	$31.3	$(216.4)	$59.6
Non-GAAP net income	$44.0	$82.0	$113.1	$155.8
GAAP diluted net (loss) income per share (2)	$(1.04)	$0.13	$(0.95)	$0.26
Non-GAAP diluted net income per share (2)	$0.19	$0.35	$0.49	$0.67
GAAP diluted shares used in per share calculation	227.0	232.4	227.1	232.4
Non-GAAP diluted weighted average shares used in per share calculation	231.1	232.4	231.6	232.4
_______________

(1)	Prior period was adjusted to conform with current period's presentation to include the effects from hedging on billings.

(2)
Net (loss) income per share was computed independently for each of the periods presented; therefore the sum of the net (loss) income per share amount for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for year-over-year changes, gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Year-over-year change in total net revenue	(4)%	13%	2%	9%
Change in deferred revenue	10%	12%	—%	10%
Change in hedge gain (loss) applicable to billings (1)	2%	(1)%	3%	(1)%
Change in acquisition related deferred revenue and other	(1)%	2%	—%	(1)%
Year-over-year change in total net billings	7%	26%	5%	17%
Year-over-year change in net subscription revenue	11%	15%	13%	14%
Change in deferred subscription revenue	31%	14%	3%	14%
Change in hedge gain (loss) applicable to subscription billings (1)	4%	(1)%	5%	(1)%
Change in acquisition related deferred subscription revenue and other	6%	1%	5%	(4)%
Year-over-year change in net subscription billings (1)	52%	29%	26%	23%
Gross profit	$516.5	$549.2	$1,071.2	$1,063.0
Stock-based compensation expense	2.4	2.1	5.3	3.8
Amortization of developed technologies	12.0	14.5	25.5	27.5
Non-GAAP gross profit	$530.9	$565.8	$1,102.0	$1,094.3
Gross margin	85%	86%	85%	86%
Stock-based compensation expense	—%	—%	1%	—%
Amortization of developed technologies	2%	3%	2%	3%
Non-GAAP gross margin	87%	89%	88%	89%
Income from operations	$4.3	$49.9	$25.8	$92.1
Stock-based compensation expense	40.7	39.8	90.9	73.4
Amortization of developed technologies	12.0	14.5	25.5	27.5
Amortization of purchased intangibles	8.2	10.1	17.1	21.0
Restructuring charges	—	0.8	—	3.1
Non-GAAP income from operations	$65.2	$115.1	$159.3	$217.1
Operating margin	1%	8%	2%	7%
Stock-based compensation expense	7%	6%	7%	6%
Amortization of developed technologies	2%	2%	2%	2%
Amortization of purchased intangibles	1%	2%	2%	2%
Restructuring charges	—%	—%	—%	1%
Non-GAAP operating margin	11%	18%	13%	18%
Net (loss) income	$(235.5)	$31.3	$(216.4)	$59.6
Stock-based compensation expense	40.7	39.8	90.9	73.4
Amortization of developed technologies	12.0	14.5	25.5	27.5
Amortization of purchased intangibles	8.2	10.1	17.1	21.0
Restructuring charges	—	0.8	—	3.1
(Gain) loss on strategic investments	(2.4)	3.3	(3.4)	6.9
Discrete tax benefit (provision) items	4.3	(2.6)	1.2	(4.7)
Establishment of valuation allowance on deferred tax assets	213.6	—	213.6	—
Income tax effect of non-GAAP adjustments	3.1	(15.2)	(15.4)	(31.0)
Non-GAAP net income	$44.0	$82.0	$113.1	$155.8

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
GAAP diluted net (loss) income per share (2)	$(1.04)	$0.13	$(0.95)	$0.26
Stock-based compensation expense	0.18	0.18	0.39	0.32
Amortization of developed technologies	0.05	0.06	0.11	0.12
Amortization of purchased intangibles	0.04	0.04	0.07	0.09
Restructuring charges	—	—	—	0.01
(Gain) loss on strategic investments	(0.01)	0.01	(0.01)	0.03
Discrete tax benefit (provision) items	0.02	(0.01)	0.01	(0.03)
Establishment of valuation allowance on deferred tax assets	0.94	—	0.94	—
Income tax effect of non-GAAP adjustments	0.01	(0.06)	(0.07)	(0.13)
Non-GAAP diluted net income per share (2)	$0.19	$0.35	$0.49	$0.67

GAAP diluted shares used in per share calculation	227.0	232.4	227.1	232.4
Shares included in non-GAAP net income per share, but excluded from GAAP net loss per share as they would have been anti-dilutive	4.1	—	4.5	—
Non-GAAP Diluted weighted average shares used in per share calculation	231.1	232.4	231.6	232.4
____________________

(1)	Prior period was adjusted to conform with current period's presentation to include the effects from hedging on billings.

(2)
Net (loss) income per share was computed independently for each of the periods presented; therefore the sum of the net (loss) income per share amount for the quarters may not equal the total for the year.

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

Discrete tax items. We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of income, and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Discrete tax items include income tax expenses or benefits that do not relate to ordinary income from continuing operations in the current fiscal year, unusual or infrequently occurring items, or the tax impact of certain stock-based compensation. Examples of discrete tax items include, but are not limited to, certain changes in judgment and changes in estimates of tax matters related to prior fiscal years, certain costs related to business combinations, certain changes in the realizability of deferred tax assets or changes in tax law. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations. We believe the exclusion of these discrete tax items provides investors with useful supplemental information about our operational performance.

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

At July 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2,952.4 million and net accounts receivable of $394.1 million.

In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all four series of notes collectively, the “Notes”). As of August 31, 2015, we have $1.5 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. As of August 31, 2015, we have no amounts outstanding under the credit facility. In May 2015, Autodesk amended and restated the credit agreement to extend the facility's maturity date from May 2018 to May 2020 and to amend the financial covenants. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $2,299.4 million at January 31, 2015 to $2,952.4 million at July 31, 2015 is primarily the result of the proceeds from the issuance of our June 2015 notes and the result of cash generated from operations. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock (net of stock issuance proceeds), acquisitions including business combinations and technology purchases, capital expenditures, and other investing activities. The cash proceeds from issuance of common stock vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan.

During the six months ended July 31, 2015, cash generated from operating activities of $163.7 million was primarily a result of a $216.4 million net loss adjusted for non-cash expenses totaling $362.8 million associated with deferred income taxes, stock-based compensation, depreciation, amortization, and accretion. The primary working capital source of cash was an increase in deferred revenue. The primary working capital uses of cash were decreases in accounts payable and accrued liabilities. Our days sales outstanding in trade receivables was 59 at July 31, 2015 compared to 63 at January 31, 2015. The days sales outstanding decrease relates primarily to a seasonal billings linearity shift.

At July 31, 2015, our short-term investment portfolio had an estimated fair value of $916.8 million and a cost basis of $912.9 million. The portfolio fair value consisted of $287.5 million invested in corporate bonds, $255.0 million invested in certificates of deposit, $233.8 million invested in commercial paper, $38.0 million invested in U.S. government agency bonds, $32.0 million invested in municipal bonds, $22.6 million invested in U.S. treasury bills and $3.2 million invested in sovereign debt.

At July 31, 2015, $44.7 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

Aside from the notes issued in June 2015 and the amendment to our line of credit in May 2015 noted earlier in this section, there have been no material changes, as of July 31, 2015, in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of July 31, 2015, approximately 68% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buyback program with cash that has not been permanently reinvested outside the U.S.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and six months ended July 31, 2015, we repurchased 2.1 million and 3.7 million shares of our common stock, respectively. At July 31, 2015, 11.1 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended July 31, 2015:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	—	$—	—	13.2
June 1 - June 30	1.7	53.40	1.7	11.5
July 1 - July 31	0.4	50.59	0.4	11.1
Total	2.1	$52.87	2.1
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorized the repurchase of 30.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the six months ended July 31, 2015.

Off-Balance Sheet Arrangements

As of July 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Commercial enrollment — Commercial enrollment represents the number of individual subscriptions corresponding to the revenue recognized during the period. The number of individual subscriptions sold over time may be different than the total subscriptions count, which captures active and paid subscriptions as of a point in time.

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

License and Other revenue—License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of perpetual licenses, term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, and Creative Finishing customer support, and is recognized over time, as the services are performed.

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

Recurring Revenue - Represents the revenue for the period from our maintenance, desktop, cloud services and enterprise license offerings. It excludes revenue from Autodesk Consulting Services, education offerings, consumer product offerings, certain Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

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

Total Subscriptions—Consists of subscriptions from our maintenance, desktop, cloud service and enterprise license offerings that are active and paid as of the quarter end date. For certain cloud based and enterprise license offerings, subscriptions represent the monthly average activity reported within the last three months of the quarter end date. Total subscriptions do not include data from education offerings, consumer product offerings, certain Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2015 and January 31, 2015, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $375.2 million and $381.2 million at July 31, 2015 and January 31, 2015, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2015 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2015 and January 31, 2015 would increase the fair value of our foreign currency contracts by $31.7 million and $35.1 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2015 and January 31, 2015 would decrease the fair value of our foreign currency contracts by $20.9 million and $16.5 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At July 31, 2015, we had $2,447.2 million of cash equivalents and marketable securities, including $916.8 million classified as short-term marketable securities and $562.5 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $5.3 million and $9.2 million, respectively.

Other Market Risk

From time to time we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years were characterized by weak global economic conditions, volatile credit markets, relatively high unemployment, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues, and volatility in many financial instrument markets. If economic growth in countries where we do business slows, such as in Japan or in emerging economies, or if such countries experience further economic recessions, customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, longer sales cycles and slower adoption of our technologies.

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

To address the industry transition from personal computer to cloud, social, and mobile computing, we have accelerated our move to the cloud and are offering more flexible product licenses. As part of this transition, we discontinued upgrades effective March 6, 2015 and, on February 4, 2015, we announced that new commercial seats of most standalone software products will be available only by desktop subscription beginning February 1, 2016. Additionally, we plan to discontinue selling new perpetual licenses for suites during fiscal 2017. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During our transition, revenue, gross margin, operating margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. Customers are also reconsidering the manner in which they license software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We are also developing consumer products for digital art, personal design and creativity, and home design. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as our introduction of flexible license and service offerings. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue. For example, in fiscal 2015, we announced that we would create Spark, a 3D printing software platform for developers to facilitate the advancement of 3D printing technology, and begin manufacturing and selling Ember, an Autodesk-branded 3D printer. If we are not able to meet customer requirements, either with respect to our software or hardware products or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our other offerings and cloud-based services. We want customers using standalone Autodesk products to expand their portfolio with our other offerings and cloud-based services, and we are taking steps to accelerate this migration. At times, sales of licenses of our AutoCAD and AutoCAD LT or standalone Autodesk flagship products have decreased without a corresponding increase in suites product or cloud-based services revenue or without purchases of customer seats to our suites. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as desktop subscription (formally referred to as rental) offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while potentially reducing our upfront perpetual revenue stream.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 68% and 69% of our net revenue for the three and six months ended July 31, 2015. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our 2012 and 2015 Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three and six months ended July 31, 2015, approximately 80% and 81% of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 23% and 25%, respectively, of our total net revenue for the three and six months ended July 31, 2015, as compared to 26% of our total net revenue for both the three and six months ended July 31, 2014. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and six months ended July 31, 2015, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 24% and 25% of our total net revenue, respectively, compared to 29% and 30%, of our total net revenue during the three and six months ended July 31, 2014.

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

It is our policy to invest our cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and to limit the amounts invested with any one institution, type of security and issuer. However, we are subject to general economic conditions, interest rate trends and volatility in the financial marketplace that can affect the income that we receive from our investments, the net realizable value of our investments (including our cash, cash equivalents and marketable securities) and our ability to sell them. In the U.S., for example, the yields on our portfolio securities are very low due to general economic conditions. Any one of these factors could reduce our investment income, or result in material charges, which in turn could impact our overall net income (loss) and earnings (loss) per share.

From time to time we make direct investments in privately held companies. Privately held company investments are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

A loss on any of our investments may cause us to record an other-than-temporary impairment charge. The effect of this charge could impact our overall net income (loss) and earnings (loss) per share. In any of these scenarios, our liquidity may be negatively impacted, which in turn may prohibit us from making investments in our business, taking advantage of opportunities and potentially meeting our financial obligations as they come due.

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

If we were required to record an impairment charge related to the value of our long-lived assets, or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are not more-likely-than-not to be realized.  Changes in the amount of the valuation allowance could result in a material noncash expense in the period in which the valuation allowance is adjusted and our results of operations would be adversely affected. We will continue to perform these tests and any future adjustments may have a material adverse effect on our financial condition and results of operations.

We issued $1.5 billion aggregate principal amount of unsecured notes in debt offerings and have an existing $400.0 million revolving credit facility, and expect to incur other debt in the future, which may adversely affect our financial condition and future financial results.

In December 2012, we issued 1.95% notes due December 15, 2017 in an aggregate principal amount of $400.0 million and 3.6% notes due December 15, 2022 in an aggregate principal amount of $350.0 million. In June 2015, we issued 3.125% notes due June 15, 2020 in an aggregate principal amount of $450.0 million and 4.375% notes due June 15, 2025 in an aggregate principal amount of $300.0 million. As the debt matures, we will have to expend significant resources to either repay or refinance these notes. If we decide to refinance the notes, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.
We also have a $400.0 million revolving credit facility. As of July 31, 2015, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

We are required to comply with the covenants set forth in our unsecured notes and revolving credit facility. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended July 31, 2015.

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

10.1
Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent. (incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 29, 2015)

10.2
Second Supplemental Indenture, dated June 5, 2015, by and between Autodesk, Inc. and U.S. Bank National Association.
(incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2015)

10.3	Form of Note for Autodesk, Inc.’s 3.125% Notes due 2020 (incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2015)

10.4	Form of Note for Autodesk, Inc.’s 4.375% Notes due 2025 (incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2015)

10.5*	Autodesk, Inc. 2012 Employee Stock Plan, as amended(incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 11, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.

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

Dated: August 31, 2015

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)