Form 10-Q
period 2015-10-31
AUTODESK INC
filed 2015-12-09
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

As of November 30, 2015, registrant had outstanding approximately 225,323,161 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net revenue:
License and other	$280.9	$320.5	$898.1	$987.1
Subscription	318.9	297.5	957.7	860.5
Total net revenue	599.8	618.0	1,855.8	1,847.6
Cost of revenue:
Cost of license and other revenue	53.0	51.9	159.1	154.6
Cost of subscription revenue	38.0	34.1	116.7	98.0
Total cost of revenue	91.0	86.0	275.8	252.6
Gross profit	508.8	532.0	1,580.0	1,595.0
Operating expenses:
Marketing and sales	243.4	245.1	738.1	708.1
Research and development	197.9	183.9	585.5	533.7
General and administrative	74.2	78.9	220.2	212.9
Amortization of purchased intangibles	8.1	9.5	25.2	30.5
Restructuring charges, net	—	—	—	3.1
Total operating expenses	523.6	517.4	1,569.0	1,488.3
(Loss) income from operations	(14.8)	14.6	11.0	106.7
Interest and other expense, net	(7.7)	(3.0)	(10.8)	(16.6)
(Loss) income before income taxes	(22.5)	11.6	0.2	90.1
Provision for income taxes	(21.3)	(0.9)	(293.5)	(19.8)
Net (loss) income	$(43.8)	$10.7	$(293.3)	$70.3
Basic net (loss) income per share	$(0.19)	$0.05	$(1.29)	$0.31
Diluted net (loss) income per share	$(0.19)	$0.05	$(1.29)	$0.30
Weighted average shares used in computing basic net (loss) income per share	225.3	226.9	226.5	227.1
Weighted average shares used in computing diluted net (loss) income per share	225.3	231.5	226.5	231.9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net (loss) income	$(43.8)	$10.7	$(293.3)	$70.3
Other comprehensive (loss) income, net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $0.0, $0.5, ($0.7) and ($0.6), respectively)	(12.1)	21.1	(22.2)	19.6
Change in net unrealized loss on available-for-sale securities (net of tax effect of $0.0, $0.7, $0.2 and $0.7, respectively)	(0.4)	(0.5)	(1.6)	(2.1)
Change in defined benefit pension items (1)	0.3	—	1.3	—
Net change in cumulative foreign currency translation loss (net of tax effect of ($4.5), $3.4, $0.0, and $2.9, respectively)	(4.0)	(24.2)	(10.7)	(18.2)
Total other comprehensive loss	(16.2)	(3.6)	(33.2)	(0.7)
Total comprehensive (loss) income	$(60.0)	$7.1	$(326.5)	$69.6
____________________

(1)	There were no tax effects related to defined benefit pension items for each of the periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2015	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,337.5	$1,410.6
Marketable securities	946.8	615.8
Accounts receivable, net	362.3	458.9
Deferred income taxes, net	10.2	85.1
Prepaid expenses and other current assets	90.7	100.9
Total current assets	2,747.5	2,671.3
Marketable securities	540.1	273.0
Computer equipment, software, furniture and leasehold improvements, net	155.3	159.2
Developed technologies, net	76.1	86.5
Goodwill	1,515.0	1,456.2
Deferred income taxes, net	4.4	100.0
Other assets	181.6	163.5
Total assets	$5,220.0	$4,909.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104.6	$100.5
Accrued compensation	193.8	253.3
Accrued income taxes	28.2	28.2
Deferred revenue	877.0	900.8
Borrowings under line of credit	—	—
Other accrued liabilities	107.6	117.3
Total current liabilities	1,311.2	1,400.1
Deferred revenue	335.3	256.3
Long term income taxes payable	163.8	158.8
Long term deferred income taxes	54.9	—
Long term notes payable, net	1,486.9	743.1
Other liabilities	134.8	132.2
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,809.9	1,773.1
Accumulated other comprehensive loss	(86.5)	(53.3)
Retained earnings	9.7	499.4
Total stockholders’ equity	1,733.1	2,219.2
Total liabilities and stockholders' equity	$5,220.0	$4,909.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2015	2014
Operating activities:
Net (loss) income	$(293.3)	$70.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	109.7	109.9
Stock-based compensation expense	141.1	116.5
Deferred income taxes	221.9	(13.7)
Restructuring charges, net	—	3.1
Other operating activities	(10.6)	9.5
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	97.4	65.9
Prepaid expenses and other current assets	(5.5)	7.7
Accounts payable and accrued liabilities	(75.1)	7.6
Deferred revenue	54.5	94.3
Accrued income taxes	4.0	(20.2)
Net cash provided by operating activities	244.1	450.9
Investing activities:
Purchases of marketable securities	(1,827.9)	(899.0)
Sales of marketable securities	263.0	160.7
Maturities of marketable securities	970.7	623.2
Capital expenditures	(41.8)	(60.0)
Acquisitions, net of cash acquired	(104.6)	(603.8)
Other investing activities	(15.5)	1.2
Net cash used in investing activities	(756.1)	(777.7)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	57.0	129.6
Repurchase and retirement of common shares	(357.7)	(307.6)
Proceeds from debt, net of discount	748.3	—
Other financing activities	(6.3)	(1.7)
Net cash provided by (used in) financing activities	441.3	(179.7)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(1.5)
Net (decrease) in cash and cash equivalents	(73.1)	(508.0)
Cash and cash equivalents at beginning of fiscal year	1,410.6	1,853.0
Cash and cash equivalents at end of period	$1,337.5	$1,345.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2015, and for the three and nine months ended October 31, 2015 and 2014, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2016, or for any other period. There have been no material changes to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed on March 18, 2015.

Prior Period Adjustments

Autodesk previously established a valuation allowance against the Company’s deferred tax assets during the three months ended July 31, 2015. In the course of preparing the Condensed Consolidated Financial Statements for the three and nine months ended October 31, 2015, Autodesk determined that it had understated income tax expense by $33.1 million for the three and six months ended July 31, 2015, primarily related to an error in the establishment of the valuation allowance, which had been understated at July 31, 2015.

Autodesk performed the analysis required by Staff Accounting Bulletin 99, Materiality, to evaluate the materiality of the error, quantitatively and qualitatively, and concluded it was not material to the Company’s Condensed Consolidated Financial Statements as of July 31, 2015 and for the three and six month periods ended July 31, 2015. However, in light of the significance of a correction of the error to the results for the three months ended October 31, 2015, Autodesk chose to correct the error by revising the previously reported results for the three and six months ended July 31, 2015, to include the additional $33.1 million of income tax expense associated with the establishment of the valuation allowance. See Note 6, "Income Tax," in the Notes to the Condensed Consolidated Financial Statements for further discussion.

During the quarter ended April 30, 2015, Autodesk determined that it had not correctly accounted for certain liabilities primarily related to employee benefits and unclaimed property.  Accordingly, during the nine months ended October 31, 2015, we recorded $5.7 million of additional operating expenses related to prior periods.

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

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2015, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

Effective in the third quarter of fiscal 2016, Autodesk elected to early adopt FABS's Accounting Standards Update No. 2015-16 ("ASU 2015-16") regarding ASC Topic 805 "Business Combinations: Simplifying the Accounting for Measurement-

Period Adjustments." The amendments in ASU 2015-16 eliminate the requirement to restate prior period financial statements for measurement period adjustments. The amendments also require that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments for ASU-2015-16 were prospectively applied and did not have a material impact on Autodesk's consolidated financial statements.

Effective in the second quarter of fiscal 2016, Autodesk elected to early adopt FASB's Accounting Standards Update 2015-03 (“ASU 2015-03”) regarding Subtopic 835-30 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard requires retrospective application and represents a change in accounting principle. The adoption of ASU 2015-03 resulted in a $4.1 million retrospective reduction of both our other assets and long term notes payable, net, as of January 31, 2015.

Recently Issued Accounting Standards

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 ("ASU 2015-17") regarding ASC Topic 470 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 eliminate the requirement to bifurcate Deferred Taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. Autodesk does not expect ASU 2015-17 to have a material impact on Autodesk's consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") regarding ASC Topic 606 “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 7, 2015, the FASB amended ASU 2014-09 to defer the effective date by one year with early adoption permitted as of the original effective date.  ASU 2014-09 will be effective for Autodesk’s fiscal year beginning February 1, 2018 unless we elect the earlier date of February 1, 2017.  Autodesk is currently evaluating the accounting, transition and disclosure requirements of the standard and can neither estimate the current financial statement impact of adoption, nor the effective date election.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 26% and 25% of Autodesk’s total net revenue for the three and nine months ended October 31, 2015, respectively, and 26% for both the three and nine months ended October 31, 2014. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Architecture, Engineering and Construction (“AEC”) segment and is for sales made outside of the United States. In addition, Tech Data accounted for 25% and 22% of trade accounts receivable at October 31, 2015 and January 31, 2015, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of October 31, 2015 and January 31, 2015:

	October 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$323.4	$—	$—	$323.4	$323.4	$—	$—
Custody cash deposit	40.0	—	—	40.0	40.0	—	—
Commercial paper	153.6	—	—	153.6	—	153.6	—
Corporate bonds	5.0	—	—	5.0	5.0	—	—
Money market funds	283.5	—	—	283.5	—	283.5	—
Agency bonds	3.0	—	—	3.0	3.0	—	—
Municipal bonds	15.0	—	—	15.0	15.0	—	—
Marketable securities:
Short-term available-for-sale
U.S. government agency bonds	59.4	—	—	59.4	59.4	—	—
Certificate of deposit	202.4	—	—	202.4	202.4	—	—
Commercial paper	176.4	—	—	176.4	—	176.4	—
Corporate bonds	374.1	0.1	(0.3)	373.9	373.9	—	—
Sovereign debt	17.4	—	—	17.4	—	17.4	—
U.S. treasury bills	47.5	—	—	47.5	47.5	—	—
Asset backed securities	3.4	—	—	3.4	—	3.4	—
Municipal bonds	22.4	—	—	22.4	22.4	—	—
Short-term trading securities
Mutual funds	41.0	3.1	(0.1)	44.0	44.0	—	—
Long-term available-for-sale
Agency bonds	59.6	0.1	—	59.7	59.7	—	—
Corporate bonds	343.6	0.3	(0.9)	343.0	343.0	—	—
Municipal bonds	2.9	—	—	2.9	2.9	—	—
U.S. government agency securities	74.6	0.1	(0.1)	74.6	74.6	—	—
Sovereign debt	24.5	—	—	24.5	—	24.5	—
Asset backed securities	35.4	—	—	35.4	—	35.4	—
Convertible debt securities (2)	2.8	2.0	(1.1)	3.7	—	—	3.7
Derivative contracts (3)	2.2	3.2	(3.8)	1.6	—	1.1	0.5
Total	$2,313.1	$8.9	$(6.3)	$2,315.7	$1,616.2	$695.3	$4.2
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$258.6	$—	$—	$258.6	$258.6	$—	$—
Custody cash deposit	141.5	—	—	141.5	141.5	—	—
Commercial paper	161.0	—	—	161.0	—	161.0	—
Corporate bond	11.5	—	—	11.5	11.5	—	—
Money market funds	127.3	—	—	127.3	—	127.3	—
Marketable securities:
Short-term available-for-sale
Agency bond	37.9	—	—	37.9	37.9	—	—
Corporate debt securities	148.0	0.1	(0.1)	148.0	148.0	—	—
Municipal bonds	29.2	0.1	—	29.3	29.3	—	—
Certificates of deposit	101.9	—	—	101.9	101.9	—	—
Commercial paper	258.4	—	—	258.4	—	258.4	—
Short-term trading securities
Mutual funds	36.9	3.4	—	40.3	40.3	—	—
Long-term available-for-sale
Agency bond	50.6	0.2	—	50.8	50.8	—	—
Corporate debt securities	199.4	0.6	(0.2)	199.8	199.8	—	—
Municipal bonds	13.3	0.1	—	13.4	13.4	—	—
U.S. government agency securities	8.9	0.1	—	9.0	9.0	—	—
Convertible debt securities (2)	4.7	2.5	(2.1)	5.1	—	—	5.1
Derivative contracts (3)	3.5	19.5	(7.0)	16.0	—	15.1	0.9
Total	$1,592.6	$26.6	$(9.4)	$1,609.8	$1,042.0	$561.8	$6.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and nine months ended October 31, 2015.

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

A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2015 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balance at January 31, 2015	$0.9	$5.1	$6.0
Purchases	4.3	6.2	10.5
Settlements	(5.7)	(8.0)	(13.7)
Gains included in earnings	1.0	—	1.0
Gains included in OCI	—	0.4	0.4
Balance at October 31, 2015	$0.5	$3.7	$4.2

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	October 31, 2015
	Cost	Fair Value
Due within 1 year	$903.0	$902.8
Due in 1 year through 5 years	543.4	543.8
Total	$1,446.4	$1,446.6

As of October 31, 2015 and January 31, 2015, Autodesk had no material securities in a continuous unrealized loss position for greater than twelve months.

As of October 31, 2015 and January 31, 2015, Autodesk had $74.2 million and $52.6 million, respectively, in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. During the nine months ended October 31, 2015, Autodesk recorded $0.2 million in other-than-temporary impairment on its privately held equity investments. During the nine months ended October 31, 2014, Autodesk recorded a $3.4 million other-than-temporary impairment on its privately held equity investments.

The sales or redemptions of “available-for-sale securities” during the nine months ended October 31, 2015 and 2014 resulted in gains of $0.3 million and $0.7 million, respectively. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the nine months ended October 31, 2015 and 2014 were $1.2 billion and $0.8 billion, respectively.

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

The net notional amounts of these contracts are presented net settled and were $328.3 million at October 31, 2015 and $336.6 million at January 31, 2015. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $20.6 million remaining in “Accumulated other comprehensive loss” as of October 31, 2015 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $1.5 million at October 31, 2015 and $44.6 million at January 31, 2015.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2015 and January 31, 2015:

	Balance Sheet Location	Fair Value at
		October 31, 2015	January 31, 2015
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$2.9	$20.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	1.3	0.9
Total derivative assets		$4.2	$21.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$2.0	$5.4
Derivatives not designated as hedging instruments	Other accrued liabilities	0.6	—
Total derivative liabilities		$2.6	$5.4
____________________

(1)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $6.4 million and $23.8 million at October 31, 2015 and January 31, 2015, respectively.

(2)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $5.5 million and $8.7 million at October 31, 2015 and January 31, 2015, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2015 and 2014 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Amount of (loss) gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$(5.0)	$22.3	$1.7	$22.5
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$9.5	$2.1	$31.8	$4.6
Operating expenses	(2.4)	(0.8)	(7.9)	(1.7)
Total	$7.1	$1.3	$23.9	$2.9
Amount and location of (loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.2)	$0.1	$(0.5)	$0.3

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2015 and 2014 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Amount and location of loss recognized in income on derivatives (1)
Interest and other expense, net	$(2.5)	$(4.5)	$(1.8)	$(15.1)
____________________

(1)	Prior period balances have been adjusted to conform to current period presentation.

5. Stock-based Compensation Expense

Stock Plans

As of October 31, 2015, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (“2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are two expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On June 10, 2015, Autodesk's stockholders approved an amendment to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 12.5 million shares. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 45.1 million shares, which includes 39.1 million shares reserved under the 2012 Employee Plan, and up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of October 31, 2015, 27.7 million shares subject to options or restricted stock unit awards have been granted under the 2012 Employee Plan. Options and restricted stock units that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At October 31, 2015, 19.8 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors' Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended. The 2012 Directors' Plan permits the grant of stock options, restricted stock units and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of October 31, 2015, 0.7 million shares subject to restricted stock units have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Directors' Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors' Plan. The 2012 Directors' Plan will expire on June 30, 2022. At October 31, 2015, 1.0 million shares were available for future issuance under the 2012 Directors' Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the nine months ended October 31, 2015 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (2)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2015	2.7	$34.46
Granted (1)	—	—
Exercised	(0.7)	31.43
Canceled/Forfeited	—	—
Options vested, exercisable and outstanding at October 31, 2015	2.0	$35.63	3.8	$38.4
Options available for grant at October 31, 2015	20.8
 _______________

(1)	Autodesk did not grant stock options in the nine months ended October 31, 2015.

(2)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $55.19 per share as of October 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

As of October 31, 2015, compensation cost related to stock options has been fully recognized.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Pre-tax intrinsic value of options exercised (1)	$2.6	$10.3	$20.0	$54.5
 _______________

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

The following table summarizes information about options vested, exercisable and outstanding at October 31, 2015:

	Number of Shares (in millions)	Weighted average contractual life (in years)	Weighted average exercise price	Aggregate intrinsic value (1) (in millions)
Range of per-share exercise prices:
$12.31 - $29.49	0.7		$24.62
$29.50 - $41.62	0.8		39.68
$42.39 - $43.81	0.5		43.80
Options vested, exercisable and outstanding	2.0	3.8	$35.63	$38.4
 _______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $55.19 per share as of October 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock Units:

A summary of restricted stock unit activity for the nine months ended October 31, 2015 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2015	7,801.3	$48.46
Granted	3,268.8	50.42
Vested	(2,949.1)	44.61
Canceled/Forfeited	(364.6)	49.86
Performance Adjustment (1)	34.6	54.92
Unvested restricted stock units at October 31, 2015	7,791.0	$50.60
 _______________

(1)
Based on Autodesk's financial results for fiscal 2015, 2014 and 2013 performance period. The performance stock units were earned at 113.8%, 65.8%, and 92.3% of the target award, respectively. The vesting of the 2013 performance stock units was subject to the holders satisfying the remaining service condition of the awards, which ended in March 2015.

For the restricted stock units granted during the nine months ended October 31, 2015 and 2014, the weighted average grant date fair value was $50.42 and $52.89, respectively. The fair value of the shares vested during the nine months ended October 31, 2015 and 2014 was $156.6 million and $110.5 million, respectively.

During the nine months ended October 31, 2015, Autodesk granted 2.8 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is primarily expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $37.9 million and $103.7 million during the three and nine months ended October 31, 2015, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $31.2 million and $82.1 million during the three and nine months ended October 31, 2014, respectively. As of October 31, 2015, total compensation cost not yet recognized of $250.6 million related to non-vested restricted stock units is expected to be recognized over a weighted average period of 1.8 years. At October 31, 2015, the number of restricted stock units granted but unvested was 7.0 million.

During the nine months ended October 31, 2015, Autodesk granted 0.4 million performance restricted stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for these grants are based upon billings and subscriptions goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the PSUs is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $5.7 million and $17.2 million for the three and nine months ended October 31, 2015, respectively. Autodesk recorded stock-based compensation expense related to PSUs of $4.9 million and $12.7 million during the three and nine months ended October 31, 2014, respectively. As of October 31, 2015, total compensation cost not yet recognized of $9.6 million related to non-vested performance restricted stock units, is expected to be recognized over a weighted average period of 1.1 years. At October 31, 2015, the number of PSUs granted but not vested was 0.8 million.

1998 Employee Qualified Stock Purchase Plan (“ESPP”)

Under Autodesk’s ESPP, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at no less than 85% of fair market value as defined in the ESPP. At October 31, 2015, a total of 38.6 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP expires during fiscal 2018.

Autodesk issued 1.0 million and 2.1 million shares under the ESPP during the three and nine months ended October 31, 2015, with an average price of $35.59 and $36.29 per share. During the three and nine months ended October 31, 2014, Autodesk issued 1.0 million and 2.1 million shares under the ESPP, at an average price of $34.19 and $33.91 per share. The weighted average grant date fair value of awards granted under the ESPP was $11.91 and $11.85 during the three and nine months ended October 31, 2015, calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model. The weighted average grant date fair value of awards granted under the ESPP during the three and nine months ended October 31, 2014, calculated as of the award grant date using the BSM option pricing model, was $15.44 and $15.14 per share.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2015 and 2014, respectively, as follows:

	Three Months Ended October 31,
	2015	2014
Cost of license and other revenue	$1.7	$1.2
Cost of subscription	1.5	1.1
Marketing and sales	22.3	19.4
Research and development	17.5	14.7
General and administrative	7.2	6.7
Stock-based compensation expense related to stock awards and ESPP purchases	50.2	43.1
Tax benefit	—	(11.7)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$50.2	$31.4

	Nine Months Ended October 31,
	2015	2014
Cost of license and other revenue	$4.4	$3.2
Cost of subscription	4.1	2.9
Marketing and sales	61.3	51.0
Research and development	49.9	39.3
General and administrative	21.4	20.1
Stock-based compensation expense related to stock awards and ESPP purchases	141.1	116.5
Tax benefit	—	(31.3)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$141.1	$85.2

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

	Three Months Ended October 31, 2015		Three Months Ended October 31, 2014
	Performance Stock Unit (1)	ESPP	Performance Stock Unit (1)	ESPP
Range of expected volatilities	N/A	29%	N/A	29 - 30%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	N/A	—%
Range of risk-free interest rates	N/A	0.2 - 0.7%	N/A	0.0 - 0.6%
	Nine Months Ended October 31, 2015		Nine Months Ended October 31, 2014
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	27%	28 - 29%	30%	29 - 33%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.2%	0.1 - 0.7%	0.1%	0.0 - 0.6%
 _______________

(1)	Autodesk did not grant PSUs in the three months ended October 31, 2015 and 2014 that were subject to market conditions.

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

6. Income Tax

Autodesk's income tax expense was $21.3 million and $293.5 million for the three and nine months ended October 31, 2015, respectively, relative to a pre-tax loss of $22.5 million and pre-tax income of $0.2 million, respectively, for the same periods.  For the nine months ended October 31, 2015, tax expense consists primarily of foreign taxes and changes to valuation allowances, including a $230.8 million valuation allowance against the Company’s U.S. federal and remaining state deferred tax assets recorded during the three months ended July 31, 2015.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered recent cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence. As a result, Autodesk previously established a valuation allowance against the Company’s deferred tax assets in the three months ended July 31, 2015. In the course of preparing the consolidated financial statements for the three months ended October 31, 2015, Autodesk determined that it had understated income tax expense by $33.1 million for the three and six months ended July 31, 2015, primarily related to an error in the establishment of the valuation allowance, which had been understated at July 31, 2015. Autodesk evaluated the materiality of the error, quantitatively and qualitatively, and concluded it was not material to the Company’s condensed consolidated financial statements as of July 31, 2015 or for the three and six month periods ended July 31, 2015.

However, in light of the significance of a correction of the error to the results for the three months ended October 31, 2015, Autodesk chose to correct the error by revising the previously reported results for the three and six months ended July 31, 2015, to include the additional $33.1 million of income tax expense primarily related to the establishment of the valuation allowance.

The following table summarizes the impact of adjusting the condensed consolidated income statement balances presented for the three and six months ended July 31, 2015:

	As previously reported		As adjusted
(In millions, except per share data)	Three Months Ended July 31, 2015	Adjustment	Three Months Ended July 31, 2015
Provision for income tax	$(236.4)	$(33.1)	$(269.5)
Net loss	(235.5)	(33.1)	(268.6)
Basic and diluted net loss per share	$(1.04)	$(0.14)	$(1.18)

	Six Months Ended July 31, 2015	Adjustment	Six Months Ended July 31, 2015
Provision for income tax	$(239.1)	$(33.1)	$(272.2)
Net loss	(216.4)	(33.1)	(249.5)
Basic and diluted net loss per share	$(0.95)	$(0.15)	$(1.10)

The following table summarizes the impact of adjusting the Condensed Consolidated Balance Sheet balances as of July 31, 2015:

	As previously reported		As adjusted
(In millions)	July 31, 2015	Adjustment	July 31, 2015
Current deferred tax liabilities (1)	$8.3	$1.2	$9.5
Accrued income taxes	52.3	(29.4)	22.9
Long term deferred tax liabilities	28.9	25.1	54.0
Long term income tax payable	124.0	36.2	160.2
Retained earnings	$164.4	$(33.1)	$131.3
_______________

(1)	Included in "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The cumulative valuation allowances against U.S. federal and state deferred tax were $312.3 million and $26.7 million at October 31, 2015 and January 31, 2015, respectively.

As of October 31, 2015, the Company had $254.0 million of gross unrecognized tax benefits, excluding interest, of which approximately $236.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

7.     Acquisitions

During the nine months ended October 31, 2015, Autodesk completed several business combinations and technology acquisitions for total cash consideration of approximately $105.0 million. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the nine months ended October 31, 2015:

October 31, 2015
Developed technologies	$26.8
Customer relationships and other non-current intangible assets	12.8
Trade name	4.6
Goodwill	63.4
Deferred revenue (current and non-current)	(0.7)
Deferred tax liability	(2.4)
Net tangible assets	0.5
Total	$105.0

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

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	October 31, 2015	January 31, 2015
Developed technologies, at cost	$565.3	$538.4
Customer relationships, trade names, patents, and user list, at cost (1)	365.9	348.9
Other intangible assets, at cost (2)	931.2	887.3
Less: Accumulated amortization	(777.6)	(715.4)
Other intangible assets, net	$153.6	$171.9
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill by reporting unit during the nine months ended October 31, 2015 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Delcam (1)	Total
Balances as of January 31, 2015
Goodwill	$327.5	$427.0	$422.7	$245.2	$183.0	$1,605.4
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	327.5	427.0	422.7	96.0	183.0	1,456.2
Addition arising from other acquisitions	32.2	4.2	16.6	10.4	—	63.4
Effect of foreign currency translation, purchase accounting adjustments, and other	(0.5)	(2.0)	(1.2)	0.1	(1.0)	(4.6)
Balances as of October 31, 2015
Goodwill	359.2	429.2	438.1	255.7	182.0	1,664.2
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	$359.2	$429.2	$438.1	$106.5	$182.0	$1,515.0
 _______________

(1)	Delcam is a separate reporting unit within our Manufacturing ("MFG") operating segment.

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

10. Deferred Compensation

At October 31, 2015, Autodesk had marketable securities totaling $1.5 billion, of which $44.0 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $44.0 million at October 31, 2015, of which $5.2 million was classified as current and $38.8 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2015 was $40.3 million, of which $5.3 million was classified as current and $35.0 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities". The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	October 31, 2015	January 31, 2015
Computer hardware, at cost	$198.9	$194.0
Computer software, at cost	79.8	84.9
Leasehold improvements, land and buildings, at cost	187.5	176.3
Furniture and equipment, at cost	57.2	53.0
	523.4	508.2
Less: Accumulated depreciation	(368.1)	(349.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$155.3	$159.2

12. Borrowing Arrangements

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $754.1 million as of October 31, 2015.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (collectively, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. Autodesk may redeem the 2012 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2012 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2012 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2012 Notes was approximately $749.7 million as of October 31, 2015.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. In May 2015, Autodesk amended and restated the credit agreement to extend the facility's maturity date from May 2018 to May 2020 and to amend the financial covenants. At October 31, 2015, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

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

Autodesk did not record restructuring charges during the nine months ended October 31, 2015. The following table sets forth the restructuring activities during the nine months ended October 31, 2015:

	Balance at January 31, 2015	Additions	Payments	Adjustments (1)	Balance at October 31, 2015
Fiscal 2014 Plan
Lease termination and asset costs	$1.4	$—	$(0.3)	$0.2	$1.3
Total	$1.4	$—	$(0.3)	$0.2	$1.3
Current portion (2)	$0.6				$0.8
Non-current portion (2)	0.8				0.5
Total	$1.4				$1.3
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three and nine months ended October 31, 2015, Autodesk repurchased and retired 3.2 million and 6.9 million shares at an average repurchase price of $46.33 and $51.59 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $72.2 million and $77.8 million, respectively, during the three months ended October 31, 2015. Common stock and additional paid-in capital and retained earnings were reduced by $161.3 million and $196.4 million, respectively, during the nine months ended October 31, 2015.

At October 31, 2015, 7.9 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the nine months ended October 31, 2015, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2015:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2015	$42.8	$1.6	$(23.7)	$(74.0)	$(53.3)
Other comprehensive income (loss) before reclassifications	2.4	(0.7)	0.4	(10.7)	(8.6)
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(23.9)	(1.1)	0.9	—	(24.1)
Tax effects	(0.7)	0.2	—	—	(0.5)
Net current period other comprehensive (loss) income	(22.2)	(1.6)	1.3	(10.7)	(33.2)
Balances, October 31, 2015	$20.6	$—	$(22.4)	$(84.7)	$(86.5)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(43.8)	$10.7	$(293.3)	$70.3
Denominator:
Denominator for basic net (loss) income per share—weighted average shares	225.3	226.9	226.5	227.1
Effect of dilutive securities (1)	—	4.6	—	4.8
Denominator for dilutive net (loss) income per share	225.3	231.5	226.5	231.9
Basic net (loss) income per share	$(0.19)	$0.05	$(1.29)	$0.31
Diluted net (loss) income per share	$(0.19)	$0.05	$(1.29)	$0.30
____________________

(1)
The effect of dilutive securities of 3.4 million and 4.0 million shares for the three and nine months ended October 31, 2015, respectively, have been excluded from the calculation of diluted net (loss) income per share as those shares would have been anti-dilutive due to the net (loss) incurred during those periods.

The computation of diluted net (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three and nine months ended October 31, 2015, 0.6 million and 0.1 million potentially anti-dilutive shares, respectively, were excluded from the computation of diluted net (loss) income per share. For both the three and nine months ended October 31, 2014, no potentially anti-dilutive shares were excluded from the computation of diluted net income per share.

18. Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: AEC, MFG, Platform Solutions and Emerging Business ("PSEB"), and Media and Entertainment ("M&E"). Autodesk has no material inter-segment revenue.

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

AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built and managed. A broad portfolio of solutions enables greater efficiency, accuracy and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for BIM, AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of licenses of Autodesk Building Design Suites, Autodesk Infrastructure Design Suites, AutoCAD Civil 3D, AutoCAD Map 3D, and AutoCAD Architecture.

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Product Design Suites, Autodesk Delcam products, AutoCAD Mechanical, and Autodesk Moldflow products.

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

M&E consists of two product groups: Animation, including design visualization, and Creative Finishing. Animation products, such as Autodesk Maya, Autodesk 3ds Max, Autodesk Entertainment Creation Suites, and Autodesk Shotgun products provide tools for digital sculpting, modeling, animation, effects, rendering and compositing, for design visualization, visual effects and games production. M&E products are also included in a number of PSEB, AEC, and MFG focused suites. Creative Finishing products, such as Autodesk Flame, Autodesk Smoke, Autodesk Flare, and Autodesk Lustre, provide editing, finishing and visual effects design and color grading.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net revenue:
Architecture, Engineering and Construction	$224.9	$217.1	$695.0	$630.5
Manufacturing	174.9	169.7	530.7	485.2
Platform Solutions and Emerging Business	160.9	188.4	510.3	607.8
Media and Entertainment	39.1	42.8	119.8	124.1
	$599.8	$618.0	$1,855.8	$1,847.6
Gross profit:
Architecture, Engineering and Construction	$202.0	$194.3	$628.5	$566.0
Manufacturing	155.2	152.8	464.5	437.0
Platform Solutions and Emerging Business	135.9	167.3	437.7	543.6
Media and Entertainment	30.5	32.1	94.9	93.3
Unallocated (1)	(14.8)	(14.5)	(45.6)	(44.9)
	$508.8	$532.0	$1,580.0	$1,595.0
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Net revenue:
Americas
U.S.	$195.6	$189.3	$589.7	$543.4
Other Americas	40.2	41.5	125.8	116.4
Total Americas	235.8	230.8	715.5	659.8
Europe, Middle East and Africa	225.1	238.2	696.2	707.2
Asia Pacific
Japan	49.0	58.0	164.8	215.1
Other Asia Pacific	89.9	91.0	279.3	265.5
Total Asia Pacific	138.9	149.0	444.1	480.6
Total net revenue	$599.8	$618.0	$1,855.8	$1,847.6

19. Subsequent Events

On September 23, 2015, Autodesk entered into a share purchase agreement with FIT AG (“FIT”) to acquire all of the outstanding shares of netfabb GmbH (“netfabb”) for €39.6 million (approximately $42.5 million) cash consideration.  Autodesk simultaneously entered into an investment agreement with FIT for Autodesk to invest €25.5 million (approximately $27.4 million) cash to acquire an equity interest in FIT.  The netfabb acquisition and FIT investment transactions closed on November 12, 2015. netfabb is a Germany-based provider of industrial grade additive manufacturing software solutions supporting most major 3D printers.  FIT is a German-based provider of rapid prototyping and additive design and manufacturing services.  netfabb will be integrated into, and the related goodwill will be assigned to, Autodesk’s PSEB segment. The initial accounting for this acquisition was not complete as of December 9, 2015, due to the timing of the acquisition. Autodesk used its non-U.S.-based cash for the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Nine Months Ended October 31, 2015” and “Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP (loss) income per share, operating margin, operating expenses, billings, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of mixed global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, remediations to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframes and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. To address this transition we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. For example, Autodesk BIM 360, PLM 360, Fusion 360, and AutoCAD360 Pro, some of our cloud based offerings, provide tools, including mobile and social capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead the industries we serve to cloud based technologies and business models. This entails both a technological shift and a business model shift. We now have term-based license offerings, including desktop subscriptions, for certain products and flexible enterprise offerings. These offerings are designed to give our customers even more flexibility with how they use our products and service offerings and to address new types of customers such as project-based users and small businesses. As part of this transition, we discontinued upgrades effective March 6, 2015. New commercial seats of most standalone software products will be available only by desktop subscription beginning February 1, 2016. Additionally, we plan to discontinue selling new perpetual licenses of suites effective August 1, 2016.

With the announcement to discontinue the sale of most perpetual licenses, we are accelerating our transition away from selling a hybrid of perpetual licenses and term-based offerings toward a single subscription model. During the transition, billings, revenue, gross margin, operating margin, EPS, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

As we progress through the business model transition, billings and reported revenue will become less relevant to measure the success of the business as perpetual license sales are discontinued in favor of subscription offerings, which have considerably lower up-front prices. Annualized recurring revenue ("ARR") and annualized revenue per subscription ("ARPS") will better reflect business momentum and provide additional transparency into the transition. To further analyze progress, we will also disaggregate our growth in these metrics between the original maintenance subscription model ("maintenance") and the new desktop, cloud and mobile, and enterprise flexible license agreements ("new model"). We expect maintenance subscriptions to peak as perpetual license sales end in the second quarter of fiscal 2017 and decline slowly over time as customers migrate to the new model. ARR and ARPS are performance metrics and should be viewed independently of revenue, deferred revenue and net billings as ARR and ARPS are not intended to be combined with any of these items.

Another key element of our growth strategy is increasing our global penetration. Much of the growth in the world’s construction and manufacturing is happening in emerging economies. Emerging economies face many of the challenges that our design technology can help address, including infrastructure build-out and innovative design and manufacturing. However, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, limited intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy, and different purchase patterns as compared to the developed world. We believe that our move to the new model increases the number of potential markets for Autodesk. By connecting all of the participants in the process of designing and making things, we can sell new offerings into the construction and manufacturing spaces. Revenue from emerging countries decreased 8% and remained flat during the three and nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year. Revenue from emerging economies represented 15% of our total revenue for all periods presented.

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

Autodesk is committed to helping fuel a lifelong passion for design in students of all ages. We offer free educational licenses of Autodesk software worldwide to students, educators, and educational institutions. In fiscal 2016, we initiated Project Ignite, a free and open learning platform delivering a unique package of technology, learning content, and services created specifically for the classroom. The Project Ignite learning platform additionally offers classroom bundles, which include hardware such as 3D printers and electronics kits along with professional development and training services to help educators.  Through Autodesk Design Academy, we provide secondary and postsecondary school markets hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) while using Autodesk's professional-grade 3D design, engineering and entertainment software used in industry. Beginning in the second quarter of fiscal 2016, we have also made Autodesk Design Academy curricula available on iTunes U. Our intention is to make Autodesk software ubiquitous and the design software of choice for those poised to become the next generation of professional users.

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

Overview of the Three and Nine Months Ended October 31, 2015 and 2014

(in millions)	Three Months Ended October 31, 2015	As a % of Net Revenue	Three Months Ended October 31, 2014	As a % of Net Revenue
Net Revenue	$599.8	100%	$618.0	100%
Cost of revenue	91.0	15%	86.0	14%
Gross Profit	508.8	85%	532.0	86%
Operating expenses	523.6	87%	517.4	84%
(Loss) income from operations	$(14.8)	(2)%	$14.6	2%

(in millions)	Nine Months Ended October 31, 2015	As a % of Net Revenue	Nine Months Ended October 31, 2014	As a % of Net Revenue
Net Revenue	$1,855.8	100%	$1,847.6	100%
Cost of revenue	275.8	15%	252.6	14%
Gross Profit	1,580.0	85%	1,595.0	86%
Operating expenses	1,569.0	85%	1,488.3	81%
Income from Operations	$11.0	1%	$106.7	6%

During the three months ended October 31, 2015, as compared to the same period in the prior fiscal year, net revenue, gross profit and (loss) income from operations decreased 3%, 4% and 201%, respectively. During the nine months ended

October 31, 2015, as compared to the same period in the prior fiscal year, net revenue remained flat, while gross profit decreased 1% and income from operations decreased 90%.

Stemming from the business model transition, our business experienced mixed results year-over-year as license and other revenue decreased and subscription revenue increased year-over-year during both the three and nine months ended October 31, 2015. Areas of growth year-over-year included increases in our Architecture, Engineering, and Construction ("AEC") segment, highlighted by an increase in our flexible enterprise offerings as well as our Building Design and Infrastructure Design Suites, our Manufacturing ("MFG") business segment driven by growth in Delcam, and the Americas geographic area. Offsetting these areas of growth were year-over-year declines in our Platform Solutions and Emerging Business (“PSEB”) segment, many of our major products, particularly AutoCAD LT, and Europe, the Middle East and Africa ("EMEA") geographic area.

Loss from operations during the three and nine months ended October 31, 2015 was negatively impacted by increased spend primarily from higher employee-related and cloud-related costs.

The drivers of these results are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products was 45% of net revenue during both the three and nine months ended October 31, 2015. Revenue from flagship products decreased 7% and 6% during the three and nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year. Revenue from suites was 36% and 37% of net revenue for the three and nine months ended October 31, 2015, respectively. Revenue from suites decreased 3% and increased 3% for the three and nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year. Revenue from new and adjacent products was 19% and 18% of net revenue for the three and nine months ended October 31, 2015, respectively. Revenue from new and adjacent products increased 9% and 16% for the three and nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 26% and 25% of Autodesk’s total net revenue for the three and nine months ended October 31, 2015, respectively, as compared to 26% for both the three and nine months ended October 31, 2014. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Income from operations decreased 201% to a loss from operations in the three months ended October 31, 2015 due to an $18.2 million or 3% decrease in net revenue, a $5.0 million or 6% increase in cost of revenue, and an $6.2 million or 1% increase in our operating expenses as compared to the same period in the prior fiscal year. Our operating margin decreased to (2)% for the three months ended October 31, 2015 from 2% for the three months ended October 31, 2014.

Income from operations decreased 90% to a loss from operations in the nine months ended October 31, 2015 due to an $80.7 million or 5% increase in our operating expenses and a $23.2 million or 9% increase in cost of revenue, as compared to the same period in the prior fiscal year. Our operating margin decreased to 1% for the nine months ended October 31, 2015 from 6% for the nine months ended October 31, 2014.

The increase in operating expenses and the corresponding decrease in operating margin during the three and nine months ended October 31, 2015 were primarily driven by an increase in employee-related costs resulting from an increase in headcount as a result of our continued support of the business model transition.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Business Model Transition Metrics

Recurring revenue represents the revenue for the period from our maintenance, desktop, cloud services and enterprise license offerings, including portions of revenue allocated to license & other revenue for those offerings. It excludes revenue from Autodesk Consulting Services, and subscription revenue related to education offerings, consumer product offerings, certain Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation. Recurring revenue is a statistical measure rather than a non-GAAP measure and is not meant as a substitute for net revenues.

During the three and nine months ended October 31, 2015 recurring revenue was 56% and 54% of total net revenue, respectively. Comparatively, recurring revenue was 48% and 46% of total net revenue during the three and nine months ended October 31, 2014, respectively.

The following table outlines our subscriptions, ARR and ARPS metrics as October 31, 2015 and October 31, 2014:

	Balance at		(Decrease)/Increase compared to prior fiscal year
(in thousands)	October 31, 2015	October 31, 2014		%
Maintenance Subscriptions	2,103.8	1,976.2	127.6	6%
New Model Subscriptions	365.7	157.8	207.9	132%
Total Subscriptions	2,469.5	2,134.0	335.5	16%

(in millions)
Maintenance ARR	$1,133.2	$1,070.7	$62.5	6%
New Model ARR	220.8	110.4	110.4	100%
Total Subscriptions ARR	$1,354.0	$1,181.1	$172.9	15%

(ARR divided by Subscriptions)
Maintenance ARPS	$539	$542	$(3)	(1)%
New Model ARPS	604	700	(96)	(14)%
Total ARPS	$548	$553	$(5)	(1)%

Year-over-year maintenance subscriptions increased 6% as of October 31, 2015 as compared to the same period in the prior fiscal year. Year-over-year new model subscriptions increased 132% as of October 31, 2015 as compared to the same period in the prior fiscal year, primarily due to 377% growth in desktop license subscriptions over the corresponding period. Also contributing to the overall subscription growth was a lower price mix of products which drove an increase in volume.

Total Subscriptions ARR increased 15% as of October 31, 2015 as compared to the same period in the prior fiscal year primarily due to a 100% increase in New Model ARR driven by desktop license subscriptions and our flexible enterprise offerings. Also contributing to the increase was growth in Maintenance ARR, which increased 6% as compared to the same period in the prior fiscal year.

The 1% decrease in total ARPS was due to total subscriptions growth exceeding total subscriptions ARR growth.

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, the United Kingdom, and France. Our revenue was negatively impacted by foreign exchange rate changes during the three and nine months ended October 31, 2015 as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three and nine months ended October 31, 2014 been in effect during the three and nine months ended October 31, 2015 and had we excluded foreign exchange hedge gains and losses from the three and nine months ended October 31, 2015, net revenue would have increased 2% and 5% on a constant currency basis during the three and nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three and nine months ended October 31, 2015 increased 2% and 6%, respectively, on an as reported basis as compared to the same periods in the prior fiscal year. Had applicable exchange rates from the three and nine months ended October 31, 2014 been in effect during the three and nine months ended October 31, 2015 and had we excluded foreign exchange hedge gains and losses from the three and nine months ended October 31, 2015, total spend would have increased 6% and 10%, respectively, on a constant currency basis compared to the same periods in the prior fiscal year.

Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend, and income (loss) from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuations of such foreign currency against the U.S. dollar.

Balance Sheet and Cash Flow Items

At October 31, 2015, we had $2.8 billion in cash and marketable securities. This amount includes the aggregate net proceeds of $742.0 million, after deducting the underwriting discounts and related offering expenses, from our June 2015 registered underwritten public offering of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. We completed the nine months ended October 31, 2015 with lower accounts receivable and higher deferred revenue balances as compared to the fiscal year ended January 31, 2015. Our deferred revenue balance at October 31, 2015 was $1.2 billion and included $963.4 million of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations decreased 46% to $244.1 million for the nine months ended October 31, 2015 compared to $450.9 million for the nine months ended October 31, 2014. We repurchased 3.2 million shares of our common stock for $150.0 million during the three months ended October 31, 2015. Comparatively, we repurchased 1.9 million shares of our common stock for $103.3 million during the three months ended October 31, 2014. We repurchased 6.9 million shares of our common stock for $357.7 million during the nine months ended October 31, 2015. Comparatively, we repurchased 5.8 million shares of our common stock for $307.6 million during the nine months ended October 31, 2014. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

Autodesk's business model is evolving. We continue to assess current business offerings including introducing more flexible license and service offerings that have ratable revenue streams. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, making for a more predictable business over time, while correspondingly reducing our upfront perpetual revenue stream. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and providing more flexibility in how customers gain access to and pay for our products. We also expect our traditional perpetual license revenue to decline without a corresponding decrease in expenses over the next 12 to 24 months. In the future, we expect this business model transition will increase our ARPS by increasing total subscriptions and ARR over time.

Q4 FY16 Guidance Metrics	Q4 FY16 (ending January 31, 2016)
Revenue (in millions)	$620 - $640
EPS GAAP	($0.31) - ($0.27)
EPS Non-GAAP (1)	$0.08 - $0.12
_______________
(1) Non-GAAP earnings per diluted share exclude $0.25 related to stock-based compensation expense and $0.10 for the amortization of acquisition related intangibles, net of tax, and $0.04 related to non-cash GAAP tax charges.

FY16 Guidance Metrics	FY16 (ending January 31, 2016)
Billings growth (1)	0.5% - 1.5%
Revenue (in millions) (2)	$2,475 - $2,495
GAAP operating margin	Approximately (1)%
Non-GAAP operating margin (3)	Approximately 10%
EPS GAAP (4)	($1.59) - ($1.55)
EPS Non-GAAP (5)	$0.72 to $0.76
Net subscription additions	310,000 - 330,000
_______________
(1) On a constant currency basis, billings growth would be 7% - 8%.
(2) On a constant currency basis, revenue growth would be 3% - 4%.
(3) Non-GAAP operating margin excludes 8% related to stock-based compensation expense and 3% for the amortization of acquisition related intangibles.
(4) GAAP net loss per diluted share includes $1.08 related to the non-cash GAAP tax charge primarily as a result of the $231 million valuation allowance established in Q2.  The charge reflects the business model transition and resulting reduction in our pre-tax U.S. GAAP profitability.
(5) Non-GAAP earnings per diluted share excludes $1.08 related to the non-cash GAAP tax charge primarily as a result of the valuation allowance established in Q2 of this year, $0.87 related to stock-based compensation expense, and $0.37 for the amortization of acquisition related intangibles, offset by $0.01 for gains on strategic investments.

We remain diligent about managing our spend while making essential investments to drive growth. If we are unable to successfully achieve our major business initiatives we may not achieve our financial goals.

Results of Operations

Net Revenue

	Three Months Ended	(Decrease)/Increase compared to prior fiscal year		Three Months Ended	Nine Months Ended	(Decrease)/Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2015	$	%	October 31, 2014	October 31, 2015	$	%	October 31, 2014
Net Revenue:
License and other	$280.9	$(39.6)	(12)%	$320.5	$898.1	$(89.0)	(9)%	$987.1
Subscription	318.9	21.4	7%	297.5	957.7	97.2	11%	860.5
	$599.8	$(18.2)	(3)%	$618.0	$1,855.8	$8.2	—%	$1,847.6
Net Revenue by Geographic Area:
Americas	$235.8	$5.0	2%	$230.8	$715.5	$55.7	8%	$659.8
Europe, Middle East and Africa	225.1	(13.1)	(5)%	238.2	696.2	(11.0)	(2)%	707.2
Asia Pacific	138.9	(10.1)	(7)%	149.0	444.1	(36.5)	(8)%	480.6
	$599.8	$(18.2)	(3)%	$618.0	$1,855.8	$8.2	—%	$1,847.6
Net Revenue by Operating Segment:
Architecture, Engineering and Construction	$224.9	$7.8	4%	$217.1	$695.0	$64.5	10%	$630.5
Platform Solutions and Emerging Business	160.9	(27.5)	(15)%	188.4	510.3	(97.5)	(16)%	607.8
Manufacturing	174.9	5.2	3%	169.7	530.7	45.5	9%	485.2
Media and Entertainment	39.1	(3.7)	(9)%	42.8	119.8	(4.3)	(3)%	124.1
	$599.8	$(18.2)	(3)%	$618.0	$1,855.8	$8.2	—%	$1,847.6

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

License and other revenue decreased 12% during the three months ended October 31, 2015, as compared to the three months ended October 31, 2014. This decrease was primarily due to a 15% decrease in product license revenue as compared to the same period in the prior fiscal year. The decrease in product license revenue was due to the business model transition, which led to an 18% decrease in revenue from our flagship products and an 18% decrease in revenue from our suites products, partially offset by a 20% increase in revenue from our new and adjacent products.

During the three months ended October 31, 2015, the 15% decrease in product license revenue was due to a 20% decrease in the average net revenue per seat, offset by a 6% increase in the number of seats sold. The wider price points associated with newer term-based offerings is contributing to our decrease in our average net revenue per seat. Product license revenue, as a percentage of license and other revenue, was 86% and 89% for the three months ended October 31, 2015 and 2014, respectively.

During the three months ended October 31, 2015, other revenue represented 14% of license and other revenue, and 6% of total net revenue. Other revenue increased by 10% during the three months ended October 31, 2015, as compared to the three months ended October 31, 2014. The increase is primarily due to a 36% increase in revenue from consumer products and a 6% increase in revenue from consulting.

License and other revenue decreased 9% during the nine months ended October 31, 2015, as compared to the nine months ended October 31, 2014. This decrease was primarily due to an 11% decrease in product license revenue as compared to the same period in the prior fiscal year. The decrease in product license revenue was due to an 18% decrease in revenue from our flagship products and a 9% decrease in revenue from our suites products, partially offset by a 35% increase in revenue from our new and adjacent products.

During the nine months ended October 31, 2015, the 11% decrease in product license revenue was due to an 18% decrease in the average net revenue per seat, partially offset by a 7% increase in the number of seats sold. The wider price points associated with our current product offerings is contributing to our decrease in our average net revenue per seat. Product license revenue, as a percentage of license and other revenue, was 88% and 90% for the nine months ended October 31, 2015 and 2014, respectively.

During the nine months ended October 31, 2015, other revenue represented 12% of license and other revenue, and 6% of total net revenue. Other revenue increased by 11% during the nine months ended October 31, 2015, as compared to the nine months ended October 31, 2014. The increase is primarily due to a 10% increase in revenue from consulting and a 33% increase in revenue from consumer products, partially offset by a decrease in education revenue as a result of our strategic transition to offer software licenses to students, educators, and institutions for little or no fees.

Backlog related to current software license product orders that had not shipped at the end of the quarter decreased by $37.9 million during the nine months ended October 31, 2015 from $40.4 million at January 31, 2015 to $2.5 million at October 31, 2015. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status.

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

Subscription revenue increased 7% during the three months ended October 31, 2015, as compared to the three months ended October 31, 2014, primarily due to a 7% increase in commercial maintenance revenue. The 7% increase in commercial maintenance revenue was due to a 9% increase in commercial enrollment partially offset by a 2% decrease from net revenue per maintenance seat. Commercial enrollment represents the number of individual subscriptions corresponding to the revenue recognized during the period. The number of individual subscriptions sold over time may be different than the total subscriptions count, which captures active and paid subscriptions as of a point in time. Commercial maintenance revenue also benefited from an increase in hedge gains on subscription revenue during the three months ended October 31, 2015, as compared to the three months ended October 31, 2014. Commercial maintenance revenue represented 96% of subscription revenue for both the three months ended October 31, 2015 and 2014, respectively.

Subscription revenue increased 11% during the nine months ended October 31, 2015, as compared to the nine months ended October 31, 2014, primarily due to an 11% increase in commercial maintenance revenue. The 11% increase in commercial maintenance revenue was due to a 10% increase in commercial enrollment during the corresponding maintenance contract term partially offset by a 1% decrease from net revenue per maintenance seat. Commercial maintenance revenue also benefited from an increase in hedge gains on subscription revenue during the nine months ended October 31, 2015, as compared to the nine months ended October 31, 2014. Commercial maintenance revenue represented 96% of subscription revenue for both the nine months ended October 31, 2015 and 2014, respectively.

Changes in subscription revenue lag changes in subscription billings. Subscription billings decreased 6% during the three months ended October 31, 2015 as compared to the same period in the prior fiscal year primarily due to a decline in maintenance subscription billings. Subscription billings increased 15% during the nine months ended October 31, 2015 as compared to the same period in the prior fiscal year primarily due to an increase in maintenance subscription billings for the six months ended July 31, 2015, partially offset by the respective decline during the three months ended October 31, 2015.

Our deferred subscription revenue balance at October 31, 2015 and January 31, 2015 was $963.4 million and $936.8 million, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 2% on an as reported basis and on a constant currency basis during the three months ended October 31, 2015, as compared to the same period in the prior fiscal year. This increase was primarily due to an 11% increase in our new and adjacent product revenue and a 3% increase in our suites revenue in this geography during the three months ended October 31, 2015 as compared to the three months ended October 31, 2014. The increase in our revenue in this geography was led by the U.S and Canada, partially offset by a decline in Brazil.

Net revenue in the Americas geography increased by 8% on an as reported basis and 9% on a constant currency basis during the nine months ended October 31, 2015, as compared to the same period in the prior fiscal year. This increase was primarily due to a 10% increase in our suites revenue and a 19% increase in our new and adjacent product revenue in this geography during the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014. The increase in our revenue in this geography was led by the U.S. and Canada, partially offset by a decline in Brazil

Net revenue in the EMEA geography decreased by 5% on an as reported basis and increased 2% on a constant currency basis during the three months ended October 31, 2015 as compared to the same period in the prior fiscal year. This decrease was primarily due to a 9% decrease in our flagship product revenue and a 5% decrease in our suites revenue in this geography during the three months ended October 31, 2015 as compared to the three months ended October 31, 2014. The decrease in our revenue in this geography was led by Germany and Russia, partially offset by an increase in revenue from Ireland.

Net revenue in the EMEA geography decreased 2% on an as reported basis and increased 5% on a constant currency basis during the nine months ended October 31, 2015 as compared to the same period in the prior fiscal year. This decrease was primarily due to an 8% decrease in our flagship product revenue partially offset by a 15% increase in our new and adjacent product revenue in this geography during the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014. The decrease in our revenue in this geography was led by Russia and Germany, partially offset by an increase in revenue from Ireland.

Net revenue in the Asia Pacific ("APAC") geography decreased by 7% on an as reported basis and 1% on a constant currency basis during the three months ended October 31, 2015 as compared to the same period in the prior fiscal year. The decrease was primarily due to an 11% decrease in our flagship products, partially offset by a 16% increase in our new and adjacent product revenue in this geography during the three months ended October 31, 2015 as compared to the three months ended October 31, 2014. The decline in revenue, led by a 16% decline in revenue from Japan, was due to unfavorable economic conditions during the three months ended October 31, 2015 as compared to the same period in the prior fiscal year, partially offset by an increase in revenue from South Korea.

Net revenue in the APAC geography decreased by 8% on an as reported basis and 3% on a constant currency basis during the nine months ended October 31, 2015 as compared to the same period in the prior fiscal year. The decrease was primarily due to a 12% decrease in our flagship products, partially offset by a 13% increase in our new and adjacent product revenue in this geography during the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014. The decline in revenue, led by a 23% decline in revenue from Japan, was due to unfavorable economic conditions during the nine months ended October 31, 2015 as compared to the same period in the prior fiscal year, partially offset by an increase in revenue from China.

Net revenue in emerging economies decreased by 8% on an as reported basis and 6% on a constant currency basis during the three months ended October 31, 2015 as compared to the same period in the prior fiscal year, primarily due to decreases in revenue from Brazil and Russia, partially offset by an increase in revenue from China. Revenue from emerging economies represented 15% of net revenue for both the three months ended October 31, 2015 and 2014.

Net revenue in emerging economies was flat on an as reported basis and increased 2% on a constant currency basis during the nine months ended October 31, 2015 as compared to the same period in the prior fiscal year, primarily due to an increase in revenue from China offset by a decrease in revenue from Russia. Revenue from emerging economies represented 15% of net revenue for both the nine months ended October 31, 2015 and 2014.

International net revenue represented 67% and 68% of our net revenue for the three and nine months ended October 31, 2015, respectively. International net revenue represented 69% and 71% of our net revenue for the three and nine months ended October 31, 2014, respectively. We believe that international revenue will continue to comprise a majority of our net revenue. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: AEC, MFG, PSEB, and Media and Entertainment ("M&E"). We have no material inter-segment revenue.

During the three months ended October 31, 2015, net revenue for AEC increased by 4% as compared to the same period in the prior fiscal year, primarily due to a 67% growth in our AEC flexible enterprise offerings.

During the nine months ended October 31, 2015, net revenue for AEC increased by 10% as compared to the same period in the prior fiscal year, primarily due to 10% growth from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

During the three and nine months ended October 31, 2015, net revenue for MFG increased by 3% and 9% as compared to the same periods of the prior fiscal year, primarily due to a 58% and 129% increase in revenue from our Delcam products, respectively. The 129% increase in Delcam revenue is primarily due to the inclusion of nine months of Delcam operating results during the nine months ended October 31, 2015, compared to seven months of Delcam operating results during the nine months ended October 31, 2014.

During the three and nine months ended October 31, 2015, net revenue for PSEB decreased by 15% and 16% as compared to the same periods in the prior fiscal year, primarily due to a 19% and 24% decrease in revenue from AutoCAD LT, respectively.

During the three months ended October 31, 2015, net revenue for M&E decreased by 9% as compared to the same period in the prior fiscal year, primarily due to a 7% decrease in Animation, which was driven by lower revenue on our 3ds Max product offerings.

During the nine months ended October 31, 2015, net revenue for M&E decreased by 3% as compared to the same period in the prior fiscal year, primarily due to a 17% decrease in Creative Finishing, which was driven by lower revenue on Creative Finishing hardware products and services.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2015	$	%	October 31, 2014	October 31, 2015	$	%	October 31, 2014
Cost of revenue:
License and other	$53.0	$1.1	2%	$51.9	$159.1	$4.5	3%	$154.6
Subscription	38.0	3.9	11%	34.1	116.7	18.7	19%	98.0
	$91.0	$5.0	6%	$86.0	$275.8	$23.2	9%	$252.6
As a percentage of net revenue	15%			14%	15%			14%

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

Cost of license and other revenue increased 2% and 3% for the three and nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in employee related costs for our consulting related offerings driven by increased headcount and an increase in hardware related costs on our consumer related products. Also contributing to the increase in cost of license and other was an increase in Delcam related costs as a product of including nine months of Delcam operating results during the nine months ended October 31, 2015, compared to seven months of Delcam operating results during the nine months ended October 31, 2014. The increase in expense for both the three and nine months ended October 31, 2015 was partially offset by a decrease in costs associated with our Creative Finishing business on lower sales volume.

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

Cost of subscription revenue increased 11% and 19% during the three and nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in cloud and hosting related costs as a result of our business model transition and an increase in employee related costs driven by increased employee headcount and product support costs. Also contributing to the increase in cost of subscription was an increase in Delcam related costs as a product of including nine months of Delcam operating results during the nine months ended October 31, 2015, compared to seven months of Delcam operating results during the nine months ended October 31, 2014.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to increase in absolute dollars and increase slightly as a percentage of net revenue during the fourth quarter of fiscal 2016, as compared to the fourth quarter of fiscal 2015.

Marketing and Sales

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2015	$	%	October 31, 2014	October 31, 2015	$	%	October 31, 2014
Marketing and sales	$243.4	$(1.7)	(1)%	$245.1	$738.1	$30.0	4%	$708.1
As a percentage of net revenue	41%			40%	40%			38%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs associated with sales and order processing, sales and dealer commissions, rent and occupancy, payment processing fees, the cost of supplies and equipment, and allocated IT and facilities costs.

Marketing and sales expenses decreased 1% for the three months ended October 31, 2015 as compared to the same period in the prior fiscal year, primarily due to lower employee-related costs from commissions and bonus offset by an increase in IT costs allocated to marketing and sales and an increase in stock based comp expense as a result of a higher fair market value of awards granted.

Marketing and sales expenses increased 4% for the nine months ended October 31, 2015, as compared to the same period in the prior fiscal year, primarily due to an increase in IT costs allocated to marketing and sales and an increase in stock based comp expense as a result of a higher fair market value of awards granted. Partially offsetting the increase in expense was a decrease in sales commission expense.

For the fourth quarter of fiscal 2016, as compared to the fourth quarter of fiscal 2015, we expect marketing and sales expense to decrease in absolute dollars and remain flat as a percentage of net revenue.

Research and Development

	Three Months Ended	Increase compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2015	$	%	October 31, 2014	October 31, 2015	$	%	October 31, 2014
Research and development	$197.9	$14.0	8%	$183.9	$585.5	$51.8	10%	$533.7
As a percentage of net revenue	33%			30%	32%			29%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, rent and occupancy, professional services such as fees paid to software development firms and independent contractors, and allocated IT and facilities costs.

Research and development expenses increased 8% and 10% during the three and nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year, primarily due to increased employee-related costs from salaries and fringe benefits predominately driven by increased headcount, and an increase in IT costs allocated to research and development.

For the fourth quarter of fiscal 2016, as compared to the fourth quarter of fiscal 2015, we expect research and development expense to increase in absolute dollars and as a percentage of net revenue.

General and Administrative

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Nine Months Ended	Increase compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2015	$	%	October 31, 2014	October 31, 2015	$	%	October 31, 2014
General and administrative	$74.2	$(4.7)	(6)%	$78.9	$220.2	$7.3	3%	$212.9
As a percentage of net revenue	12%			13%	12%			12%

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

General and administrative expenses decreased 6% during the three months ended October 31, 2015, as compared to the same period in the prior fiscal year, primarily due to a decrease in certain foreign business taxes, employee-related costs from bonus attainment, and professional fees. Partially offsetting the decrease in expense was an increase in one-time charges.

General and administrative expenses increased 3% during the nine months ended October 31, 2015, as compared to the same period in the prior fiscal year, primarily due to increased employee-related costs from salaries and bonus, predominately driven by increased headcount. Partially offsetting the increase in expense was a decrease in certain foreign business taxes.

For the fourth quarter of fiscal 2016, as compared to the fourth quarter of fiscal 2015, we expect general and administrative expenses to increase in absolute dollars and slightly increase as a percentage of net revenue.

Amortization of Purchased Intangibles

	Three Months Ended	Decrease compared to prior fiscal year		Three Months Ended	Nine Months Ended	Decrease compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2015	$	%	October 31, 2014	October 31, 2015	$	%	October 31, 2014
Amortization of purchased intangibles	$8.1	$(1.4)	(15)%	$9.5	$25.2	$(5.3)	(17)%	$30.5
As a percentage of net revenue	1%			2%	1%			2%

Amortization of purchased intangibles decreased 15% and 17% during the three and nine months ended October 31, 2015, respectively as compared to the same periods in the prior fiscal year, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time.

For the fourth quarter of fiscal 2016, as compared to the fourth quarter of fiscal 2015, we expect amortization of purchased intangibles to decrease in absolute dollars and remain flat as a percentage of net revenue.

Restructuring Charges, Net

	Nine Months Ended	Decrease compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2015	$	%	October 31, 2014
Restructuring charges, net (1)	$—	$(3.1)	(100)%	$3.1
As a percentage of net revenue	—%			—%
 _______________

(1)	There were no restructuring charges in both the three months ended October 31, 2015 and 2014.

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

We recorded no restructuring charges during both the three and nine months ended October 31, 2015. See Note 13, “Restructuring,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2015	2014	2015	2014
Interest and investment expense, net	$(11.0)	$(2.8)	$(21.0)	$(8.5)
(Loss) gain on foreign currency	(0.3)	0.5	(1.6)	(3.1)
(Loss) gain on strategic investments	(0.1)	(0.8)	3.3	(7.6)
Other income	3.7	0.1	8.5	2.6
Interest and other expense, net	$(7.7)	$(3.0)	$(10.8)	$(16.6)

Interest and other expense, net increased $4.7 million in the three months ended October 31, 2015, as compared to the same period in the prior fiscal year primarily due to interest expense resulting from the issuance of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025.

Interest and other expense, net decreased $5.8 million during the nine months ended October 31, 2015, respectively, as compared to the same periods in the prior fiscal year. The decrease is primarily related to non-recurring gains on certain of our privately-held strategic investments and mark-to-mark gains recognized on the derivative portion on certain of our other privately-held strategic investments during the current fiscal year. Comparatively, we incurred non-recurring impairment losses on certain of our privately-held strategic investments in the same periods in the prior fiscal year. This decrease was partially offset by interest expense resulting from the issuance of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025.

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

Income tax expense was $21.3 million and $293.5 million for the three and nine months ended October 31, 2015, respectively, relative to a pre-tax loss of $22.5 million and pre-tax income of $0.2 million, respectively, for the same periods.  Income tax expense consists primarily of foreign taxes and changes to valuation allowances, including a $230.8 million valuation allowance against the Company’s U.S. federal and remaining state deferred tax assets recorded during the three months ended July 31, 2015.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered recent cumulative losses in the United States arising from our business model transition as a significant piece of negative evidence. The cumulative valuation allowances against U.S. federal and state deferred tax were $312.3 million and $26.7 million at October 31, 2015 and January 31, 2015, respectively. See Note 6, "Income Tax," in the Notes to the Condensed Consolidated Financial Statements for further discussion.

As of October 31, 2015, we had $254.0 million of gross unrecognized tax benefits, excluding interest, of which approximately $236.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2015 and 2014, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for year-over-year change in total net revenue and billings, year-over-year change in net subscription revenue and billings, gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(Unaudited)
Year-over-year change in total net revenue	(3)%	11%	—%	10%
Year-over-year change in total net billings (1)	(9)%	25%	—%	19%
Year-over-year change in net subscription revenue	7%	15%	11%	14%
Year-over-year change in net subscription billings (1)	(6)%	32%	15%	26%
Gross profit	$508.8	$532.0	$1,580.0	$1,595.0
Non-GAAP gross profit	$523.6	$547.4	$1,625.6	$1,641.7
Gross margin	85%	86%	85%	86%
Non-GAAP gross margin	87%	89%	88%	89%
(Loss) income from operations	$(14.8)	$14.6	$11.0	$106.7
Non-GAAP income from operations	$55.1	$80.3	$214.4	$297.4
Operating margin	(2)%	2%	1%	6%
Non-GAAP operating margin	9%	13%	12%	16%
Net (loss) income	$(43.8)	$10.7	$(293.3)	$70.3
Non-GAAP net income	$33.1	$57.7	$146.2	$213.5
GAAP diluted net (loss) income per share (2)	$(0.19)	$0.05	$(1.29)	$0.30
Non-GAAP diluted net income per share (2)	$0.14	$0.25	$0.63	$0.92
GAAP diluted shares used in per share calculation	225.3	231.5	226.5	231.9
Non-GAAP diluted weighted average shares used in per share calculation	228.7	231.5	230.5	231.9
_______________

(1)	Prior period was adjusted to conform with current period's presentation to include the effects from hedging on billings.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for year-over-year changes, gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Year-over-year change in total net revenue	(3)%	11%	—%	10%
Change in deferred revenue	(8)%	13%	(3)%	11%
Change in hedge gain applicable to billings (1)	—%	—%	2%	(1)%
Change in acquisition related deferred revenue and other	2%	1%	1%	(1)%
Year-over-year change in total net billings	(9)%	25%	—%	19%
Year-over-year change in net subscription revenue	7%	15%	11%	14%
Change in deferred subscription revenue	(14)%	17%	(3)%	15%
Change in hedge gain (loss) applicable to subscription billings (1)	1%	1%	4%	(1)%
Change in acquisition related deferred subscription revenue and other	—%	(1)%	3%	(2)%
Year-over-year change in net subscription billings (1)	(6)%	32%	15%	26%
Gross profit	$508.8	$532.0	$1,580.0	$1,595.0
Stock-based compensation expense	3.2	2.3	8.5	6.1
Amortization of developed technologies	11.6	13.1	37.1	40.6
Non-GAAP gross profit	$523.6	$547.4	$1,625.6	$1,641.7
Gross margin	85%	86%	85%	86%
Stock-based compensation expense	—%	—%	1%	—%
Amortization of developed technologies	2%	3%	2%	3%
Non-GAAP gross margin	87%	89%	88%	89%
(Loss) income from operations	$(14.8)	$14.6	$11.0	$106.7
Stock-based compensation expense	50.2	43.1	141.1	116.5
Amortization of developed technologies	11.6	13.1	37.1	40.6
Amortization of purchased intangibles	8.1	9.5	25.2	30.5
Restructuring charges	—	—	—	3.1
Non-GAAP income from operations	$55.1	$80.3	$214.4	$297.4
Operating margin	(2)%	2%	1%	6%
Stock-based compensation expense	8%	7%	8%	6%
Amortization of developed technologies	2%	2%	2%	2%
Amortization of purchased intangibles	1%	2%	1%	2%
Restructuring charges	—%	—%	—%	—%
Non-GAAP operating margin	9%	13%	12%	16%
Net (loss) income	$(43.8)	$10.7	$(293.3)	$70.3
Stock-based compensation expense	50.2	43.1	141.1	116.5
Amortization of developed technologies	11.6	13.1	37.1	40.6
Amortization of purchased intangibles	8.1	9.5	25.2	30.5
Restructuring charges	—	—	—	3.1
Loss (gain) on strategic investments	0.1	0.7	(3.3)	7.6
Discrete tax (provision) items	1.2	(4.5)	2.4	(9.2)
Establishment of valuation allowance on deferred tax assets	—		230.9	—
Income tax effect of non-GAAP adjustments	5.7	(14.9)	6.1	(45.9)
Non-GAAP net income	$33.1	$57.7	$146.2	$213.5

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
GAAP diluted net (loss) income per share (2)	$(0.19)	$0.05	$(1.29)	$0.30
Stock-based compensation expense	0.22	0.19	0.61	0.50
Amortization of developed technologies	0.05	0.06	0.16	0.18
Amortization of purchased intangibles	0.03	0.04	0.11	0.13
Restructuring charges	—	—	—	0.01
Loss (gain) on strategic investments	—	—	(0.01)	0.03
Discrete tax (provision) items	—	(0.02)	0.01	(0.04)
Establishment of valuation allowance on deferred tax assets	—	—	1.01	—
Income tax effect of non-GAAP adjustments	0.03	(0.07)	0.03	(0.19)
Non-GAAP diluted net income per share (2)	$0.14	$0.25	$0.63	$0.92

GAAP diluted shares used in per share calculation	225.3	231.5	226.5	231.9
Shares included in non-GAAP net income per share, but excluded from GAAP net loss per share as they would have been anti-dilutive	3.4	—	4.0	—
Non-GAAP Diluted weighted average shares used in per share calculation	228.7	231.5	230.5	231.9
____________________

(1)	Prior period was adjusted to conform with current period's presentation to include the effects from hedging on billings.

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

At October 31, 2015, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.8 billion and net accounts receivable of $362.3 million.

In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all four series of notes collectively, the “Notes”). As of December 9, 2015, we have $1.5 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. As of December 9, 2015, we have no amounts outstanding under the credit facility. In May 2015, Autodesk amended and restated the credit agreement to extend the facility's maturity date from May 2018 to May 2020 and to amend the financial covenants. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents and marketable securities from $2.3 billion at January 31, 2015 to $2.8 billion at October 31, 2015 is primarily the result of the proceeds from the issuance of our June 2015 notes and the result of cash generated from operations. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock (net of stock issuance proceeds), acquisitions including business combinations and technology purchases, capital expenditures, and other investing activities. The cash proceeds from issuance of common stock vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan.

During the nine months ended October 31, 2015, cash generated from operating activities of $244.1 million was primarily a result of a $293.3 million net loss adjusted for non-cash expenses totaling $472.7 million associated with deferred income taxes, stock-based compensation, depreciation, amortization, and accretion. The primary working capital source of cash was a decrease in accounts receivable and an increase in deferred revenue. The primary working capital uses of cash were decreases in accrued compensation and accrued liabilities. Our days sales outstanding in trade receivables was 55 at October 31, 2015 compared to 63 at January 31, 2015. The days sales outstanding decrease relates primarily to a seasonal billings linearity shift.

At October 31, 2015, our short-term investment portfolio had an estimated fair value of $946.8 million and a cost basis of $944.0 million. The portfolio fair value consisted of $373.9 million invested in corporate bonds, $202.4 million invested in certificates of deposit, $176.4 million invested in commercial paper, $59.4 million invested in U.S. government agency bonds, $47.5 million invested in U.S. treasury bills, $22.4 million invested in municipal bonds, $17.4 million invested in sovereign debt, and $3.4 million invested in asset backed securities.

At October 31, 2015, $44.0 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

Aside from the notes issued in June 2015 and the amendment to our line of credit in May 2015 noted earlier in this section, there have been no material changes, as of October 31, 2015, in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of October 31, 2015, approximately 73% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buyback program with cash that has not been permanently reinvested outside the U.S.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market conditions, the volume of employee stock option exercises, stock issuance, the trading price of our common stock, cash on hand and available in the U.S., and company defined trading windows. During the three and nine months ended October 31, 2015, we repurchased 3.2 million and 6.9 million shares of our common stock, respectively. At October 31, 2015, 7.9 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended October 31, 2015:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	0.3	$46.73	0.3	10.8
September 1 - September 30	2.9	46.33	2.9	7.9
October 1 - October 31	—	—	—	7.9
Total	3.2	$46.33	3.2
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorized the repurchase of 30.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the nine months ended October 31, 2015.

Off-Balance Sheet Arrangements

As of October 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Glossary of terms

Annualized Recurring Revenue—Represents the annualized value of our average monthly recurring revenue for the preceding three months. The “maintenance” captures ARR relating to traditional maintenance attached to perpetual licenses. The “new model” captures ARR relating to desktop, cloud services, and enterprise offerings. Recurring revenue acquired with the acquisition of a business may cause variability in the comparison of this calculation.

Annualized Revenue Per Subscription—Is calculated by dividing our annualized recurring revenue by total subscriptions.

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

Recurring Revenue - Represents the revenue for the period from our maintenance, desktop, cloud services and enterprise license offerings, including portions of revenue allocated to license & other revenue for those offerings. It excludes revenue from Autodesk Consulting Services, and subscription revenue related to education offerings, consumer product offerings, certain Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

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

Total Subscriptions—Consists of subscriptions from our maintenance, desktop, cloud service and enterprise license offerings that are active and paid as of the quarter end date. For certain cloud based and enterprise license offerings, subscriptions represent the monthly average activity reported within the last three months of the quarter end date. Total subscriptions do not include data from education offerings, consumer product offerings, certain Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation. New model subscriptions consist of desktop, cloud service and enterprise license offerings, and subscriptions from Autodesk Shotgun product offerings. Maintenance subscriptions consist of maintenance subscriptions and subscriptions from Autodesk Delcam product offerings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2015 and January 31, 2015, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $326.8 million and $381.2 million at October 31, 2015 and January 31, 2015, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2015 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2015 and January 31, 2015 would increase the fair value of our foreign currency contracts by $26.2 million and $35.1 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2015 and January 31, 2015 would decrease the fair value of our foreign currency contracts by $23.7 million and $16.5 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At October 31, 2015, we had $2.3 billion of cash equivalents and marketable securities, including $946.8 million classified as short-term marketable securities and $540.1 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $5.5 million and $9.6 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2015 for the reasons described below.

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

As reported in Note 1, "Basis of Presentation" and Note 6, "Income Tax" of this Form 10-Q, in connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management identified and corrected errors relating to the establishment of a valuation allowance on its deferred tax assets during the fiscal quarter ended July 31, 2015. As a result, our management concluded that a material weakness exists in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate as they did not operate at a level of precision to identify errors in the calculation of our valuation allowance. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have performed additional analyses and other procedures to enable management to conclude that, notwithstanding the existence of the material weakness described above, the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation Efforts with Respect to Material Weakness

We have initiated a plan to remediate the material weakness identified above, including the following:

•	enhancing our technical accounting review for complex income tax considerations;

•	enhancing our income tax controls to include specific activities to ensure proper classification of deferred taxes; and

•
supplementing our accounting and tax professionals with the engagement of an internationally recognized accounting firm to assist us in the technical review regarding the application of tax rules around deferred tax assets and liabilities.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To address the industry transition from personal computer to cloud, mobile, and social computing, we have accelerated our move to the cloud and are offering more flexible product licenses. As part of this transition, we discontinued upgrades effective March 6, 2015 and, on February 4, 2015, we announced that new commercial seats of most standalone software products will be available only by desktop subscription beginning February 1, 2016. Additionally, we plan to discontinue selling new perpetual licenses for suites during fiscal 2017. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During our transition, revenue, gross margin, operating margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

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

Our strategy to develop and introduce new products and services exposes us to risks such as limited customer acceptance, costs related to product defects, and large expenditures, each of which may not result in additional net revenue or could result in decreased net revenue.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 67% and 68% of our net revenue for the three and nine months ended October 31, 2015, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our 2012 and 2015 Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

Changes in laws or regulations related to the Internet, local data storage or related to privacy and data security concerns may impact our business or expose us to increased liability.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Other countries, including Canada and several Latin American and Asian countries, have constitutional protections for, or have adopted legislation protecting, individuals' personal information. Additionally, some federal, state, or foreign governmental bodies have established laws that seek to censor the transmission of certain types of content over the Internet or require that individuals be provided with the ability to permanently delete all electronic personal information, such as the German Multimedia Law of 1997 and the California “Eraser law” for minors. Additionally, some foreign governmental bodies (such as Russia and China) have established laws or have proposed laws that seek to require local data storage.

In addition, new laws and industry self-regulatory codes have been enacted and more are being considered that may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers.

Given the variety of global privacy and data protection regimes, it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the European Union. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications, and require us to implement of additional technological safeguards.

In addition, in October 2015 the European Court of Justice issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable EU data protection laws. Autodesk is currently evaluating the impact to our business of the European Court of Justice’s decision on the EU-US Safe Harbor Framework and awaiting additional guidance from European regulators on how the court’s ruling will be implemented. We continue to comply with the previous Safe Harbor principles and rely on other legal mechanisms for data transfers.

Increasing regulatory focus on privacy issues could impact our new business models and expose us to increased liability.

Governments, privacy advocates and class action attorneys are increasingly scrutinizing how companies collect, process, use, store, share or transmit personal data. Any perception of our practices or products as an invasion of privacy, whether or not consistent with current regulations and industry practices, may subject us to public criticism, class action lawsuits, reputational harm or claims by regulators, industry groups or other third parties, all of which could disrupt our business and expose us to increased liability.

We rely on third-parties to provide us with a number of operational services, including hosting and delivery and certain of our customer services and other operations and processing of data; any interruption or delay in service from these third parties, breaches of security or privacy could expose us to liability, harm our reputation and adversely impact our financial performance.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three and nine months ended October 31, 2015, approximately 79% and 80% of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 26% and 25%, respectively, of our total net revenue for the three and nine months ended October 31, 2015, as compared to 26% of our total net revenue for both the three and nine months ended October 31, 2014. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three and nine months ended October 31, 2015, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 24% and 25% of our total net revenue, respectively, compared to 27% and 29%, of our total net revenue during the three and nine months ended October 31, 2014, respectively.

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

If we fail to remediate the material weakness identified in our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial and operating reporting may be adversely affected and could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

As reported in Note 1, "Basis of Presentation" and Note 6, "Income Tax" of this Form 10-Q, in connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management identified and corrected errors relating to the establishment of a valuation allowance on its deferred tax assets during the fiscal quarter ended July 31, 2015. As a result, our management concluded that a material weakness exists in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate as they did not operate at a level of precision to identify errors in the calculation of our valuation allowance. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have initiated a plan to remediate the material weakness identified above, including the following:

•	enhancing our technical accounting review for complex income tax considerations;

•	enhancing our income tax controls to include specific activities to ensure proper classification of deferred taxes; and

•
supplementing our accounting and tax professionals with the engagement of an internationally recognized accounting firm to assist us in the technical review regarding the application of tax rules around deferred tax assets and liabilities.

There can be no assurance that our remedial measures will be sufficient to address the material weakness or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address our material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our Condensed Consolidated Financial Statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial reports and the price of our common stock could decline.

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
We also have a $400.0 million revolving credit facility. As of October 31, 2015, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended October 31, 2015.

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

Dated: December 9, 2015

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)