Form 10-K
period 2016-01-31
AUTODESK INC
filed 2016-03-23
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 225.6 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2015) was approximately $11.4 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 9, 2016, the registrant had outstanding 224,493,192 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2016.

2016 Form 10-K 1

[THIS PAGE INTENTIONALLY LEFT BLANK]

2016 Form 10-K 2

AUTODESK, INC. FORM 10-K

2016 Form 10-K 3

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, anticipated future net revenue, future GAAP and non-GAAP (loss) income per share, operating margin, operating expenses, billings, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, revenue from our channel partners and changes in mix of channel partners, our ability to increase our subscription base, expected market trends, including the growth of cloud, mobile and social computing, the effect of unemployment and availability of credit, the effects of mixed global economic conditions, our expectations for our restructuring, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses and the predictability and ratability of our revenue over time, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, remediations to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a global leader in design software and services, offering customers productive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction; manufacturing; and digital media, consumer, and entertainment industries. Our sophisticated software products enable our customers to experience their ideas before they are real. Customers are able to imagine, design, and create their ideas by visualizing, simulating and analyzing real-world performance early in the design process by creating and manipulating digital prototypes. These capabilities allow our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors. Additionally, we offer tools and user communities for personal design and creativity. These applications and user communities are available over the Internet and through various digital storefronts, including the Apple App Store and the Google Play Store.

Segments

We report based on four reportable operating segments:

•	Architecture, Engineering, and Construction (“AEC”), which accounted for 38% of our net revenue in fiscal 2016;

•	Manufacturing (“MFG”), which accounted for 29% of our net revenue in fiscal 2016;

2016 Form 10-K 4

•	Platform Solutions and Emerging Business (“PSEB”), which accounted for 27% of our net revenue in fiscal 2016; and

•	Media and Entertainment (“M&E”), which accounted for 6% of our net revenue in fiscal 2016.

A summary of our net revenue and results of operations for our business segments is found in Note 13, “Segments,” in the Notes to our Consolidated Financial Statements.

Our AEC, MFG, and PSEB segments derive revenue from the sale of licenses and subscriptions for software products and services to customers who design, build, and own buildings, infrastructure, and manufactured products. In addition to software products, the AEC, MFG, and PSEB segments offer a range of services, including consulting, support, and training, largely dedicated to enhancing our ability to sell licenses and subscriptions to our software products. Our M&E segment derives revenue from the sale of licenses and subscriptions for software products to creative professionals, post-production facilities, and broadcasters for a variety of applications, including feature films, television programs, commercials, music and corporate videos, interactive game production, web design, and interactive web streaming. In addition, our animation products produced by our M&E segment are often used by customers of products from our other segments for the visualization of their designs.

The principal products and services of these segments include the following:

•
Flagship products, which accounted for approximately 45% of our net revenue in fiscal 2016, are our core individual horizontal, vertical, and model-based design products including AutoCAD, AutoCAD LT, AutoCAD Mechanical, AutoCAD Civil 3D, AutoCAD Architecture, AutoCAD Map, Autodesk Maya, and 3ds Max.

•
Suites, which accounted for approximately 37% of our net revenue in fiscal 2016, are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective, including Autodesk Building Design Suites, Autodesk Product Design Suites, Autodesk Infrastructure Design Suites, and AutoCAD Design Suites.

•
New and Adjacent products, which accounted for approximately 18% of our net revenue in fiscal 2016, are new product offerings as well as products that are not considered flagship or suites, including Delcam, Moldflow, Alias Design, Vault, and Autodesk Creative Finishing products.

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

PRODUCTS

The principal product offerings from Autodesk’s different segments are as follows:

AEC

Our AEC software products help to improve the way building, civil infrastructure, process plant and construction projects are designed, built, and used. A broad portfolio of solutions enables greater efficiency, accuracy, and sustainability across the entire project lifecycle. Our AEC solutions include advanced technology for building information modeling (“BIM”), AutoCAD-based design and documentation productivity software, sustainable design analysis applications, collaboration, and project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation, and construction, uses consistent, coordinated information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. The segment’s principal product offerings included the following during fiscal 2016:

2016 Form 10-K 5

•	Autodesk Building Design Suites

Autodesk Building Design Suites ("BDS") give the power of BIM or computer-aided design ("CAD"), with tools for modeling, visualization, and documentation. With a comprehensive set of tools, BDS gives customers the ability to manage all phases of design and construction. Three editions of BDS are available to meet each customer's particular business needs and offer the depth and breadth of the Autodesk portfolio.

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

MFG

Our MFG segment provides manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital engineering solutions that bring together data from all phases of the product development and production life cycle creating a single digital model based on Autodesk Inventor software. Our solutions are scalable, attainable, cost-effective, and allow for real-world simulation, enabling a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. In addition, Autodesk is redefining the product development process with the introduction of a cloud-based Product Innovation Platform consisting of next generation technologies like Fusion 360 and PLM 360. These solutions support manufacturers' transformation to "agile" based product development processes versus the traditional "waterfall" cycle conventional PLM technologies offer. MFG’s principal product offerings included the following during fiscal 2016:

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

2016 Form 10-K 6

•	AutoCAD Mechanical

AutoCAD Mechanical software is purpose-built to accelerate the mechanical design process. AutoCAD Mechanical software offers users significant productivity gains and helps save hours of design time by including all the functionality of AutoCAD software, in addition to comprehensive libraries of standards-based parts and tools for automating common design tasks.

•	Autodesk Delcam

The Autodesk Delcam family of products provides CAD and computer-aided manufacturing ("CAM") software for the manufacturing industry. PowerMILL, Delcam's leading product, is a CAM software solution allowing production of complex shapes, providing our customers with advanced toolpath strategies to minimize machining times and maximize component quality.

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

•	Autodesk PLM 360

PLM 360 is a cloud-based product lifecycle management ("PLM") application that automates key tasks related to the management of processes, projects, and people. Because PLM 360 is on the cloud, software deployment, management and organizational access to data can be achieved instantly compared to traditional PLM technologies.

•	Autodesk Fusion 360

Fusion 360 offers a cloud-based product development environment comprising CAD, CAM, and computer-aided engineering ("CAE") software which enables an integrated concept-to-production toolset. Fusion 360 enables manufacturers to integrate industrial design, mechanical engineering, simulation and manufacturing workflows, in a single solution that supports data management and collaboration on the cloud.

PSEB

Our PSEB segment includes our design platform product, AutoCAD. AutoCAD underpins our design product offerings for all the industries we serve. For example, our AEC and MFG segments offer tailored versions of AutoCAD software for their respective industries. AutoCAD also provides a platform for our developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB's revenue primarily includes revenue from sales of licenses of our design products, AutoCAD and AutoCAD LT, as well as the AutoCAD Design Suite and many other design and consumer products. The segment’s principal product offerings included the following during fiscal 2016:

•	AutoCAD

AutoCAD software, which is our largest single revenue-generating product, is a customizable and extensible CAD application for professional design, drafting, detailing, and visualization. AutoCAD software provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction to manufacturing, civil engineering, and process plant design.

2016 Form 10-K 7

•	AutoCAD LT

AutoCAD LT software is purpose built for professional drafting and detailing. AutoCAD LT includes document sharing capability without the need for software customization or certain advanced functionality found in AutoCAD. Users can share all design data with team members who use AutoCAD or other Autodesk products built on AutoCAD. AutoCAD LT software is our second largest revenue-generating product.

M&E

Our M&E segment consists of two product groups: Animation and Creative Finishing. Animation products are sold as software only and provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Creative Finishing products are sold as software solutions for editing, finishing and visual effects design and color grading. Principal product offerings in our M&E segment’s Animation and Creative Finishing product groups included the following during fiscal 2016:

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

Creative Finishing

•	Autodesk Flame and Autodesk Lustre

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

The software industry is undergoing a transition from the personal computer to cloud, social, and mobile computing. In fiscal 2016, we continued to successfully implement a strategic transition of our business model announced in fiscal 2014. We accelerated our move to the cloud and expanded our flexible product license offerings. We continued to expand desktop subscription for a broader range of our product portfolio, expanded our token-based licensing program to more enterprise customers, and continued to expand our industry-leading cloud-based offerings, including the launch of our North American eStore which creates a better customer experience and can meaningfully increase the volume of our online business. These offerings are designed to give our customers even more value and flexibility to use our products, and also to attract new types of customers, such as project-based users and small businesses that have more variable needs. Further, to support our transition, effective February 1, 2016, we discontinued the sale of new commercial seats of most individual software products, which are now exclusively available by desktop subscription, and we plan to discontinue selling perpetual licenses of suites products effective August 1, 2016.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies to expand our market opportunity. For example, in fiscal 2016, we began

2016 Form 10-K 8

investing in an Internet of Things ("IoT") platform integrated with our cloud infrastructure. IoT will allow our customers to develop applications for predictive maintenance, improved design quality, and smarter connected design systems. We believe that IoT will play an increasingly important role for our customers as the buildings and products they design contain embedded sensors and computation. IoT provides a unique opportunity for our customers to connect designing, making, and using. We anticipate ongoing investment in IoT to both serve existing customers and expand market opportunity.

Research and development expenditures were $790.0 million or 32% of fiscal 2016 net revenue, $725.2 million or 29% of fiscal 2015 net revenue and $611.1 million or 27% of fiscal 2014 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

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

In addition, our business and our customers benefit from our relationships with a network of over 4,100 third-party developers who develop and sell their own products that further enhance the range of integrated solutions available to our customers.

For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with a select set of customers who are primarily large corporations. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 2,000 resellers and distributors worldwide. For fiscal 2016, approximately 79% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. We anticipate that our channel mix will change to support our new business model and are proactively working with our channel partners to ensure a smooth transition. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Sales through our largest distributor, Tech Data Corporation and its affiliates, accounted for 25%, 25%, and 24% of our net revenue for fiscal years 2016, 2015, and 2014, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2016 net revenue in the Americas, EMEA, and APAC was $972.8 million (39%), $934.6 million (37%), and $596.7 million (24%), respectively. We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions and currency exchange rates in the countries that contribute a significant portion of our net revenue, including emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated

2016 Form 10-K 9

Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

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

We generate revenue through several subscription-based business models in addition to perpetual use software license sales. The largest is our maintenance program, under which customers who own a perpetual use license for the most recent version of the underlying product are able to purchase maintenance that provides them with unspecified upgrades when-and-if-available and are able to download e-Learning courses and receive online support over a one year or multi-year maintenance service period. We also offer more flexible term-based license offerings to our customers.

Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. The loss of, or a significant reduction in, business with any one of our major distributors or large resellers could harm our business; see Item 1A, “Risk Factors,” for further discussion.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a multi-tiered support model, augmented by direct programs designed to address certain specific customer needs. Most of our customers receive support and training from the resellers and distributors from which they purchased subscriptions or licenses for our products or services, with Autodesk in turn providing second tier support to the resellers and distributors. Other customers are supported directly via self-service using the Autodesk Knowledge Network which guides customers to answers in our online support assets, support forums, webinars or to support representatives using a number of different modalities such as social media, phone, email and webchat. We also support our resellers and distributors through technical product training, sales training classes, webinars and other knowledge sharing programs.

EDUCATION, SUSTAINABILITY, AND PHILANTHROPIC PROGRAMS

Education

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

Through Autodesk Design Academy, we provide secondary and postsecondary school markets hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) while using Autodesk's professional-grade 3D design, engineering and entertainment software used in industry. Beginning in the second quarter of fiscal 2016, we also made Autodesk Design Academy curricula available on iTunes U. Our intention is to make Autodesk software ubiquitous and the design software of choice for those poised to become the next generation of professional users.

Sustainability Programs

To help our customers imagine, design, and create a better world, our Sustainability Programs focus our efforts where we can have the greatest impact: providing sustainability solutions, delivering sustainable design learning and training opportunities, expanding access to technology, and leading by example with our sustainable business practices. This benefits our customers, who use our products and services to improve design decisions to have long-term positive social and environmental impacts. Through the Autodesk Foundation, the Autodesk Technology Impact Program, and the Autodesk Entrepreneur Program, we’re helping nonprofits and entrepreneurs design high-impact solutions to social and environmental challenges by providing them with funding, training, and easy access to our professional software suites at either no charge or for a small license fee.

2016 Form 10-K 10

Climate Change

Autodesk recognizes inherent opportunities related to climate change, which have potential to expand our business. Opportunities driven by changes in regulation, changes in building code, physical climate parameters and other climate-related developments can directly and indirectly create more demand for existing and new Autodesk products and services in the short and long-term. Opportunities relating to Autodesk’s leadership on climate action can further improve our reputation in the marketplace.

Climate Change Management Actions

To drive continued progress and meet growing demand, we continue to expand the solutions, education, and support we offer, helping customers secure a competitive advantage for a low carbon future by designing high-performance buildings, resilient cities and infrastructure, and more efficient transportation and products. To continue to grow this market, we provide software and support to early stage entrepreneurs and start-up companies who are designing clean technologies. We plan to expand these offerings in the future based upon demand and opportunity in response to challenges posed by climate change.

Internally, we are investing in best practices to mitigate our greenhouse gas emissions and climate change risk through investments in renewable energy, energy efficiency, disaster management and recovery strategies, and materials innovation. We are on track to meet our science-based greenhouse gas reduction target of 43% absolute emissions by 2020.

Climate Change Governance

Ultimately, our CEO, Carl Bass, has the highest level of direct responsibility for addressing our climate-change related risks and opportunities. Autodesk has established an Environmental Core Team which reports indirectly to Mr. Bass. The Environmental Core Team has direct responsibility for setting and implementing the corporate sustainability strategy, including the climate change strategy.

Emissions Performance & Other Key Performance Indicators

Autodesk has reduced its greenhouse gas emissions for its operational boundary by 27% from our fiscal year 2009 baseline to 76,700 metric tons of carbon dioxide equivalent. This reduction was accomplished through increased investment in renewable energy, LEED certification and energy efficiency in our global real estate portfolio, and continued transition from physical software delivery to cloud and electronic software delivery. More information about our sustainability commitment can be found in our annual sustainability reports, which we have published on our website since 2008.

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

DEVELOPER PROGRAMS

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have established the Autodesk Spark program to support ideas that push the boundaries of 3D printing and nurture the companies that will advance innovations within 3D printing hardware and software. We have also created the Autodesk Forge program to support innovators that build solutions to facilitate the development of a single connected ecosystem for the future of how things are designed, made, and used. Through our programs, over 4,100 developers in the Autodesk Developer Network create interoperable products that further enhance the range of integrated solutions available to our customers.

2016 Form 10-K 11

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

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors in the PSEB, AEC, and MFG segments include Adobe Systems Incorporated, ANSYS, Inc., AVEVA Group plc, Bentley Systems, Incorporated, Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Environmental Systems Research Institute, Inc. (ESRI), Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, PTC, 3D Systems, Siemens PLM, and Trimble Navigation Limited.

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

2016 Form 10-K 12

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

PRODUCTION AND SUPPLIERS

The production of our AEC, MFG, PSEB, and certain M&E software products and services involves duplication or hosting of software media. As we progress through our business model transition, the way that we deliver software has evolved. For certain cloud-based products, we use a combination of co-located hosting facilities as well as infrastructure-as-a-service providers like Amazon Web Services. For other products, we offer customers an electronic software download option for both initial product fulfillment as well as product updates for maintenance subscribers. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. Customers may also obtain our software through media such as DVDs and USB flash drives available from multiple sources. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Packaging materials are produced to our specifications by outside sources. Production is performed in leased facilities operated by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2016, we employed approximately 9,500 people. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future. In February 2016, we announced a restructuring plan that will result in the termination of approximately 10% of the Company’s workforce, or approximately 925 employees, in fiscal 2017. Through the restructuring, we seek to reduce expenses, streamline the organization, and reallocate resources to align more closely with the Company’s needs going forward.

2016 Form 10-K 13

ACQUISITIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2016, 2015, and 2014, we acquired a number of companies and technology related assets, some of which were accounted for as business combinations. The following were key acquisitions for fiscal years 2016, 2015, and 2014:

Date of closing	Company	Details
November 2015	netfabb GmbH ("netfabb")
The acquisition of netfabb GmbH (“netfabb”) provides Autodesk with software solutions that reduce production costs and increase efficiency in 3D printing and additive manufacturing. netfabb was integrated, and the related goodwill has been assigned to, Autodesk's PSEB reportable segment.

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

Backlog was $31.4 million at January 31, 2016 compared to $40.4 million at January 31, 2015. The actual amount of backlog at any particular time may not be a meaningful indicator of future business prospects as this amount is impacted by a number of factors not related to future trends or events such as the order fulfillment process, the method of software delivery or the linearity of our business within the fiscal period.

GLOSSARY OF TERMS

ARR (Annualized Recurring Revenue)—Represents the annualized value of our average monthly recurring revenue for the preceding three months. The “maintenance” captures ARR relating to traditional maintenance attached to perpetual licenses, including Delcam. The “new model” captures ARR relating to desktop, cloud services, enterprise, and Shotgun product offerings. Recurring revenue acquired with the acquisition of a business may cause variability in the comparison of this calculation.

ARPS (Annualized Revenue Per Subscription)—Is calculated by dividing our annualized recurring revenue by total subscriptions.

Billings—Amounts billed to customers during the current fiscal period net of any partner incentives, hedge gains or other discounts.

BIM (Building Information Modeling)—BIM describes a model-based technology linked with a database of project information, and is the process of generating and managing information throughout the life cycle of a building. BIM is used as a digital representation of the building process to facilitate exchange and interoperability of information in digital formats.

2016 Form 10-K 14

Constant currency growth rates—We attempt to represent the changes in the underlying business operations by eliminating fluctuations caused by changes in foreign currency exchange rates as well as eliminating hedge gains or losses recorded within the current and comparative periods. Our constant currency methodology removes all hedging gains and losses from the calculation.

Flagship—Autodesk flagship products are our core design products. Flagship includes the following products: 3ds Max, AutoCAD, AutoCAD LT, AutoCAD vertical products (such as AutoCAD Architecture and Mechanical), Civil 3D, Inventor products (individual), Map 3D, Maya, and Revit products (individual).

License and Other revenue—License and other revenue consists of two components: product license revenue and other revenue. Product license revenue includes software license revenue from the sale of seat licenses, term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

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

Product Innovation Platform—Represents a single connected ecosystem advancing the way products are designed, made, and used. The Autodesk Product Innovation Platform enables companies to take advantage of the rapid changes taking place in manufacturing.

Recurring Revenue—Represents the revenue for the period from our maintenance, desktop, cloud services and enterprise license offerings, including portions of revenue allocated to license & other revenue for those offerings. It excludes revenue from Autodesk Consulting Services, and subscription revenue related to education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

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

Total Subscriptions—Consists of subscriptions from our maintenance, desktop, cloud service and enterprise license offerings that are active and paid as of the quarter end date. For certain cloud-based and enterprise license offerings, subscriptions represent the monthly average activity reported within the last three months of the quarter end date. Total subscriptions do not include data from education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation. New model subscriptions consist of desktop, cloud service and enterprise license offerings, and subscriptions from Autodesk Shotgun product offerings. Maintenance subscriptions consist of maintenance subscriptions and subscriptions from Autodesk Delcam product offerings.

2016 Form 10-K 15

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years were characterized by weak global economic conditions, volatile credit markets, volatile exchange rates, relatively high unemployment, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues, and volatility in many financial instrument markets. If economic growth in countries where we do business slows, such as in Japan or in emerging economies, or if such countries experience further economic recessions, customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, longer sales cycles and slower adoption of our technologies.

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

Further macro-economic degradation, a slower economic recovery in industries important to our business or adverse exchange rate movements, may adversely affect our business, financial results and financial condition.

If we fail to successfully manage our business model transition to cloud-based products and more flexible product licenses, our results of operations could be negatively impacted.

To address the industry transition from personal computer to cloud, mobile, and social computing, we have accelerated our move to the cloud and are offering more flexible product licenses. To support our transition, we discontinued licensing upgrades effective March 6, 2015, discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and plan to discontinue selling new perpetual licenses of suites effective

2016 Form 10-K 16

August 1, 2016. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During our transition, revenue, billings, gross margin, operating margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. Customers are also reconsidering the manner in which they license software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We are also developing consumer products for digital art, personal design and creativity, and home design. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as our introduction of flexible license and service offerings. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions of new product lines. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue. If we are not able to meet customer requirements, either with respect to our software or hardware products or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our other offerings and cloud-based services. We want customers using individual Autodesk products to expand their portfolio with our other offerings and cloud-based services, and we are taking steps to accelerate this migration. At times, sales of licenses of our AutoCAD and AutoCAD LT or individual Autodesk flagship products have decreased without a corresponding increase in suites product or cloud-based services revenue or without purchases of customer seats to our suites. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as desktop subscription (formally referred to as rental) offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while potentially reducing our upfront perpetual revenue stream.

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

2016 Form 10-K 17

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

Revenue from our offerings may be difficult to predict during our business model transition.

The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 will result in the loss of future up-front licensing revenue. This also will freeze growth of our maintenance subscription revenue because there will be no further opportunities to attach maintenance licensing once we cease the sale of suites licenses. We expect our maintenance subscription revenue to decline over time, but it may decline more quickly than anticipated due to low maintenance renewals. At the same time, our new model subscription revenue may not grow as rapidly as anticipated. Our new model subscription pricing allows customers to use our offerings at a lower initial cost when compared to the sale of a perpetual license. Although our new model subscriptions are designed to increase the number of customers who purchase offerings and create a recurring revenue stream that is more predictable over time, it creates risks related to the timing of revenue recognition and expected reductions in cash flows in the near term.

We may not be able to predict subscription renewal rates and their impact on our future revenue and operating results.

Our customers are not obligated to renew their subscriptions for our offerings, and they may elect not to renew. We cannot assure renewal rates, or the mix of subscriptions renewals. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction, and reductions in customer spending levels or customer activity due economic downturns or financial markets uncertainty. If our customers do not renew their subscriptions or if they renew on less favorable terms, our revenues may decline.

Actions that we are taking to restructure our business in alignment with our business model transition strategy may be costly and may not be as effective as anticipated.

During the first quarter of fiscal 2017, we commenced a company-wide restructuring plan to accelerate the Company’s move to the cloud and its transition to a subscription-based business model. Through the restructuring, we seek to reduce expenses, streamline the organization, and reallocate resources to align more closely with the Company’s needs going forward. As a result of these actions, we have incurred and will incur additional costs in the short term that have the effect of reducing our operating margins. If we are unable to realize the expected outcomes from the restructuring efforts, our business and operating results may be harmed.

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

2016 Form 10-K 18

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation, political instability and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 68% and 71% of our net revenue in fiscal 2016 and 2015, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our 2012 and 2015 Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include:

•	economic volatility;

•	fluctuating currency exchange rates, including risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patterns as compared to the developed world;

•	tariffs, quotas, and other trade barriers and restrictions;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	potential changes in tax laws, including possible U.S. and foreign tax law changes that, if enacted, could significantly impact how multinational companies are taxed;

•	tax arrangements with foreign governments, including our ability to meet and renew the terms of those tax arrangements;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

2016 Form 10-K 19

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases.

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

2016 Form 10-K 20

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

In addition, in October 2015 the European Court of Justice issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable EU data protection laws. In February of 2016, The European Commission and the United States agreed on a new framework for transatlantic data flows: the EU-US Privacy Shield. Autodesk is currently awaiting additional guidance from European regulators on how the EU-US Privacy Shield will be implemented. We continue to comply with the previous Safe Harbor principles and rely on other legal mechanisms for data transfers.

2016 Form 10-K 21

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For fiscal 2016 and fiscal 2015, approximately 79% and 83% of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 25% of our total net revenue for both fiscal 2016 and 2015, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

2016 Form 10-K 22

distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

A significant portion of our revenue is generated through maintenance revenue; decreases in maintenance renewal rates would negatively impact our future revenue and financial results.

Our maintenance customers have no obligation to attach maintenance to their initial license or renew their maintenance contract after the expiration of their initial maintenance period, which is typically one year. The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 will result in the loss of future maintenance attach opportunities and freeze maintenance growth. Once we discontinue new perpetual suites we expect customers' renewal rates will decline or fluctuate over time as a result of a number of factors, including the overall global economy, the health of their businesses, and the perceived value of the maintenance program. If our customers do not renew their maintenance contract for our products, our maintenance revenue will decline and our financial results will suffer.

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

2016 Form 10-K 23

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

2016 Form 10-K 24

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

Our business could suffer as a result of risks, costs, charges and integration risks associated with strategic acquisitions and investments.
We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the diversion of management's time and attention. For example, we face risks relating to our fiscal 2017 integration of our Delcam subsidiaries, which previously operated autonomously.
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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During fiscal 2016 and 2015, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 24% and 28% of our total net revenue, respectively.

2016 Form 10-K 25

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

In connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management concluded that a material weakness exists in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

2016 Form 10-K 26

Management initiated remediation plans including the following:

•	enhancing our technical accounting review for complex income tax considerations;

•	enhancing our income tax controls to include specific activities to ensure proper classification of deferred taxes;

•
supplementing our accounting and tax professionals with the engagement of an internationally recognized accounting firm to assist us in the technical review regarding the application of tax rules around deferred tax assets and liabilities; and

•	assessed and reorganized the structure of our tax function to enhance the level of documentation, technical oversight and review

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

2016 Form 10-K 27

Significant changes in the price of our common stock could expose us to costly and time-consuming litigation. Historically, after periods of volatility in the market price of a company's securities, a company becomes more susceptible to securities class action litigation. This type of litigation is often expensive and diverts management's attention and resources.

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

2016 Form 10-K 28

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

We are investing in resources to update and improve our information technology systems. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems disrupt our operations, our business model transition could be compromised and our business could be harmed.

We rely on our network and data center infrastructure, technology systems and our websites for our development, marketing, operational, support, sales, accounting and financial reporting activities. We continually invest resources to update and improve these systems and environments in order to meet the growing and evolving requirements of our business and customers. In particular, our transition to cloud-based products and a subscription only business model requires considerable investment in the development of technologies, and back office systems for technical, financial, compliance and sales resources to enable a scalable organization.
Such improvements are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of revenue, errors in our accounting and financial reporting or damage to our reputation and compromise our business model transition.
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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are

2016 Form 10-K 29

consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be overturned by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

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

2016 Form 10-K 30

If we were required to record an impairment charge related to the value of our long-lived assets, or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are not more likely than not to be realized and determined during our second quarter of fiscal 2016 that our U.S. deferred tax assets were no longer more likely than not to be realized. Changes in the amount of the valuation allowance could result in a material noncash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

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

We also have a $400.0 million revolving credit facility. As of January 31, 2016, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

2016 Form 10-K 31

ITEM 2.	PROPERTIES

We lease 2,043,000 square feet of office space in 143 locations in the United States and internationally through our foreign subsidiaries. In addition, we own 107,000 square feet of office space in six locations internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 220,000 square feet under leases that have expiration dates ranging from December 2017 to December 2019. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel. In February 2016, we announced a restructuring plan that will result in the consolidation of certain leased facilities.

All facilities are in good condition. Our facilities, excluding those in restructuring, are operating at capacities averaging 82% occupancy worldwide as of January 31, 2016. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

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

2016 Form 10-K 32

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the intraday high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2016
First Quarter	$65.00	$53.02
Second Quarter	59.42	49.50
Third Quarter	55.82	42.06
Fourth Quarter	65.78	45.04
Fiscal 2015
First Quarter	$58.68	$44.76
Second Quarter	57.59	46.09
Third Quarter	58.75	48.38
Fourth Quarter	63.00	53.89

Dividends

We did not declare any cash or stock dividends in either fiscal 2016 or fiscal 2015. We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

Stockholders

As of January 31, 2016, the number of common stockholders of record was 458. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and restricted stock unit issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.During the three and twelve months ended January 31, 2016, we repurchased 1.6 million and 8.5 million shares, respectively, of our common stock. At January 31, 2016, 6.3 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

2016 Form 10-K 33

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2016:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1- November 30	0.2	$62.95	0.2	7.7
December 1 - December 31	1.3	62.16	1.3	6.4
January 1 - January 31	0.1	59.84	0.1	6.3
Total	1.6	$62.16	1.6
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended January 31, 2016.

2016 Form 10-K 34

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

Comparison of Five Year Cumulative Total Stockholder Return (1)
___________________

(1)
Assumes $100 invested on January 31, 2011, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

2016 Form 10-K 35

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the fiscal years ended January 31, 2016 and 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows data for the year ended January 31, 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Balance Sheet data for the fiscal year ended January 31, 2014 and the remaining financial data for the fiscal years ended January 31, 2013 and 2012 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data)
For the Fiscal Year:
Net revenue	$2,504.1	$2,512.2	$2,273.9	$2,312.2	$2,215.6
Income from operations	1.3	120.7	284.8	305.9	355.6
Net (loss) income	(330.5)	81.8	228.8	247.4	285.3
Cash flow from operations	414.0	708.1	563.5	559.1	573.5
Common Stock Data:
Basic net (loss) income per share	$(1.46)	$0.36	$1.02	$1.09	$1.25
Diluted net (loss) income per share	(1.46)	0.35	1.00	1.07	1.22
Dividends paid per share	—	—	—	—	—
At Year End:
Total assets (1)	$5,515.3	$4,909.7	$4,589.9	$4,302.4	$3,227.8
Long-term liabilities	2,304.7	1,294.5	1,262.0	1,221.5	390.8
Stockholders’ equity	1,619.6	2,219.2	2,261.5	2,043.2	1,882.9
_______________

(1)
Effective in the second quarter of fiscal 2016, Autodesk elected to retrospectively adopt ASU 2015-03, regarding Subtopic 835-30 “Interest - Imputation of Interest". The adoption resulted in the reclassification of debt issuance costs from other assets to a reduction of long term notes payable, net for the prior periods presented.

2016 Form 10-K 36

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of Fiscal 2015” and “Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP net (loss) income per share, operating margin, operating expenses, billings, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud, mobile, and social computing, the effect of unemployment and availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, remediations to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Our strategy is to lead the industries we serve to cloud based technologies and business models. This entails both a technological shift and a business model shift. We now have term-based license offerings, including desktop subscriptions, for certain products and flexible enterprise offerings. These offerings are designed to give our customers even more flexibility with how they use our products and service offerings and to address new types of customers such as project-based users and small businesses. As part of this transition, we discontinued licensing upgrades effective March 6, 2015, discontinued selling new

2016 Form 10-K 37

perpetual licenses of most individual software products effective February 1, 2016, and plan to discontinue selling new perpetual licenses of suites effective August 1, 2016.

With the discontinuation of the sale of most perpetual licenses, we are accelerating our transition away from selling a hybrid of perpetual licenses and term-based offerings toward a single subscription model. During the transition, billings, revenue, gross margin, operating margin, earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

As we progress through the business model transition, billings and reported revenue will become less relevant to measure the success of the business as perpetual license sales are discontinued in favor of subscription offerings, which have considerably lower up-front prices. Annualized recurring revenue ("ARR") and subscription additions will better reflect business momentum and provide additional transparency into the transition. To further analyze progress, we will also disaggregate our growth in these metrics between the original maintenance subscription model ("maintenance") and the new desktop, cloud and mobile, and enterprise flexible license agreements ("new model"). We expect maintenance subscriptions to peak as perpetual license sales end this year, and we expect them to decline slowly over time.

Another key element of our strategy is increasing our global penetration. Emerging economies, such as Brazil, Russia, India, and China, represent a construction and manufacturing opportunity. Emerging economies face many of the challenges that our design technology can help address, including infrastructure build-out and innovative design and manufacturing. However, conducting business in these countries presents significant challenges, including economic volatility, geopolitical risk, local competition, limited intellectual property protection, poorly developed business infrastructure, scarcity of talent, software piracy, and different purchase patterns as compared to the developed world. We believe that our move to the new model increases the number of potential markets for Autodesk. By connecting all of the participants in the process of designing and making things, we can sell new offerings into the construction and manufacturing spaces. In fiscal 2016, revenue from emerging economies decreased 4% as compared to fiscal 2015 and represented 15% of our total net revenue for both fiscal 2016 and fiscal 2015, respectively.

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

2016 Form 10-K 38

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

2016 Form 10-K 39

reseller, and direct end user, among others). We analyze BESP at least annually or on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

In situations when we have multiple contracts with a single counterparty, we use the guidance in ASC 985-605 to evaluate both the form and the substance of the arrangements to determine if they should be combined and accounted for as one arrangement or as separate arrangements.

Our assessment of the likelihood of collection is also a critical factor in determining the timing of revenue recognition. If we do not believe that collection is probable, the revenue will be deferred until the earlier of when collection is deemed probable or payment is received.

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

As part of the indirect channel model, we have a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the subscription transaction is billed and subsequently recognized as a reduction to subscription revenue over the contract period. These incentive balances do not require significant assumptions or judgments. The reserves associated with the partner incentive program are treated on the balance sheet as either contra account receivable (when due to distributors and direct resellers) or accounts payable (when due to indirect resellers).

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

2016 Form 10-K 40

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

We test goodwill for impairment annually in our fourth fiscal quarter or sooner should events or changes in circumstances indicate potential impairment. An optional assessment of qualitative factors of impairment (“optional assessment”) can be performed prior to necessitating a two-step quantitative impairment test. Should the optional assessment be performed for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the two-step impairment test is unnecessary.

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

2016 Form 10-K 41

For our annual impairment assessment in fiscal 2016, we utilized the optional assessment for the following reporting units: Platform Solutions and Emerging Business (“PSEB”), Manufacturing ("MFG"), Architecture, Engineering, and Construction ("AEC"), and Media and Entertainment (“M&E”). Based on a review of the qualitative factors described above, we determined that it was more likely than not that the fair value of each of the reporting units exceeded the carrying value. As a result, we concluded that performing the two-step impairment test was not necessary, and therefore the goodwill of our PSEB, MFG, AEC, and M&E reporting units were not impaired during the fiscal year ended January 31, 2016.

For the Delcam reporting unit, we deemed the two-step impairment test was necessary and used a discounted cash flow model which included assumptions regarding projected cash flows. Based on this testing, we estimated fair value was 16% in excess of the carrying value for Delcam, and therefore the goodwill was not impaired during the fiscal year ended January 31, 2016.

Estimating the fair value of the reporting units requires the use of estimates and significant judgments regarding future cash flows that are based on a number of factors including actual operating results, forecasted billings, revenue, and spend targets, discount rate assumptions, and long-term growth rate assumptions. The estimates and judgments described above could adversely change in future periods and we cannot provide absolute assurance that all of the targets will be achieved, which could lead to future impairment charges.

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

Income Taxes.     We account for income taxes under the asset and liability approach. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and deferred tax liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the tax benefit for an uncertain tax position when it meets a more likely than not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Beginning in the second quarter of fiscal 2016, we considered recent cumulative losses in the United States arising from the Company’s business model transition as a significant source of negative evidence. Considering this negative evidence and the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets, we determined that is was not more likely than not that the Company would realize US federal and state deferred tax assets and recorded a valuation allowance on our federal and state deferred tax assets. As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent whereby management may determine that it is more

2016 Form 10-K 42

likely than not that the federal and state deferred tax assets will be realized; therefore, we will continue to evaluate the realizability of our net deferred tax assets each quarter, both in the US and in foreign jurisdictions, based on all available evidence, both positive and negative.

Stock-Based Compensation.     We measure stock-based compensation cost at the grant date fair value of the award, and recognize expense ratably over the requisite service period, which is generally the vesting period. We estimate the fair value of certain stock-based payment awards (including grants of employee stock purchases related to the employee stock purchase plan) using either the Black-Scholes-Merton option-pricing model or a binomial-lattice model (e.g., Monte Carlo simulation model). To determine the grant-date fair value of our stock-based payment awards, we use a Black-Scholes model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The variables used in these models are reviewed on a quarterly basis and adjusted, as needed. Share-based compensation cost for restricted stock is measured on the closing fair market value of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our Consolidated Statements of Operations.

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

Overview of Fiscal 2016

	Fiscal Year Ended January 31, 2016	As a % of Net Revenue	Fiscal Year Ended January 31, 2015	As a % of Net Revenue

	(in millions)
Net Revenue	$2,504.1	100%	$2,512.2	100%
Cost of revenue	370.7	15%	342.1	14%
Gross Profit	2,133.4	85%	2,170.1	86%
Operating expenses	2,132.1	85%	2,049.4	82%
Income from Operations	$1.3	—%	$120.7	5%

We are undergoing a business model transition in which we will discontinue selling new perpetual licenses in favor of subscriptions and flexible license arrangements. During the transition, billings, revenue, gross margin, operating margin, EPS, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points. In order to help better understand our financial performance during and after the transition, we have introduced several new metrics including recurring revenue, total subscriptions, ARR, and annualized revenue per subscription ("ARPS"). ARR and ARPS are performance metrics and should be viewed independently of revenue, deferred revenue, and net billings as ARR and ARPS are not intended to be combined with any of these items.

During fiscal 2016, net revenue decreased slightly as compared to the prior fiscal year, gross profit decreased 2%, and income from operations decreased 99%. Contributing to the year over year decrease in income from operations during fiscal 2016 was an increase in both operating expenses and cost of revenue and a decrease in license and other revenue, partially offset by an increase in subscription revenue. Areas of revenue growth year-over-year included increases in our AEC segment,

2016 Form 10-K 43

highlighted by an increase in our flexible enterprise offerings, our MFG segment, fueled by growth in Delcam and AutoCAD Mechanical, and the Americas geographic area. We also experienced growth in our total subscriptions and billings during fiscal 2016, as compared to fiscal 2015, primarily due to strong maintenance renewals and growth in new offerings such as desktop subscriptions and enterprise offerings. Offsetting these areas of growth were year-over-year revenue declines in our PSEB segment, many of our major products, particularly AutoCAD LT, and the EMEA and APAC geographic areas.

Income from operations for fiscal 2016 was negatively impacted by increased spend primarily from higher employee-related and cloud-related costs, as well as increased spending on other key initiatives.

The reasons for these changes are discussed below under the heading “Results from Operations.”

Revenue Analysis

Revenue from flagship products represented 45% and 48% of total net revenue during fiscal 2016 and fiscal 2015, respectively. Revenue from flagship products decreased by 5% as compared to the prior fiscal year. Revenue from suites represented 37% and 36% of total net revenue for fiscal 2016 and fiscal 2015, respectively, and remained flat compared to the prior fiscal year. Revenue from new and adjacent products represented 18% and 16% of total net revenue during fiscal 2016 and fiscal 2015, respectively. Revenue from new and adjacent products increased by 12% as compared to fiscal 2015.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 25% of our consolidated net revenue during both fiscal 2016 and 2015, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue.

Operating Margin Analysis

Income from operations decreased 99% in fiscal 2016 due to an $82.7 million or 4% increase in our operating expenses and a $28.6 million or 8% increase in cost of revenue, as compared to fiscal 2015. Our operating margin decreased to 0% for fiscal 2016 from 5% for fiscal 2015. The increase in cost of revenue was driven by employee related expenses as a result of increased employee headcount and product support costs. Also contributing to the increase in cost of revenue was an increase in cloud and hosting related costs in support of our business model transition. The increase in operating expenses between fiscal 2016 and 2015 was driven by higher employee related costs due to increased headcount and an increase in IT costs. Also impacting the increase in operating expenses during fiscal 2016 as compared to fiscal 2015 was an increase stock based compensation expense as a result of higher fair market value of awards granted.

Further discussion regarding the cost of revenue and operating expense activities are discussed below under the heading “Results of Operations.”

Business Model Transition Metrics

Recurring revenue represents the revenue for the period from our maintenance, desktop, cloud services and enterprise license offerings, including portions of revenue allocated to license & other revenue for those offerings. It excludes revenue from Autodesk Consulting Services, and subscription revenue related to education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation. Recurring revenue is a statistical measure rather than a non-GAAP measure and is not meant as a substitute for net revenues.

During fiscal 2016, recurring revenue was 54% of total net revenue as compared to 46% of total net revenue for fiscal 2015.

2016 Form 10-K 44

The following table outlines our subscriptions, ARR and ARPS metrics as of fiscal years ended January 31, 2016 and January 31, 2015:

	Balance at		(Decrease)/Increase compared to prior fiscal year
(in thousands)	January 31, 2016	January 31, 2015		%
Maintenance Subscriptions	2,151.0	2,013.3	137.7	7%
New Model Subscriptions	427.2	220.4	206.8	94%
Total Subscriptions	2,578.2	2,233.7	344.5	15%

(in millions)
Maintenance ARR	$1,121.4	$1,103.8	$17.6	2%
New Model ARR	255.0	151.6	103.4	68%
Total ARR	$1,376.4	$1,255.4	$121.0	10%

(ARR divided by Subscriptions)
Maintenance ARPS	$521	$548	$(27)	(5)%
New Model ARPS	597	688	(91)	(13)%
Total ARPS	$534	$562	$(28)	(5)%

Year-over-year maintenance subscriptions increased 7% as of January 31, 2016 as compared to the same period in the prior fiscal year. Year-over-year new model subscriptions increased 94% as of January 31, 2016 as compared to the same period in the prior fiscal year, primarily due to 292% growth in Desktop subscriptions over the corresponding period. Also contributing to the overall subscription growth was an increase in maintenance renewal rates.

Total Subscriptions ARR increased 10% as of January 31, 2016 as compared to the same period in the prior fiscal year primarily due to a 68% increase in New Model ARR driven by desktop license subscriptions and our flexible enterprise offerings. Also contributing to the increase was growth in Maintenance ARR, which increased 2% as compared to the same period in the prior fiscal year.

The 5% decrease in total ARPS was primarily due to growth in lower-priced subscription offerings causing total subscriptions growth to exceed total subscriptions ARR growth.

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Japan, Germany, France, and the United Kingdom. Total net revenue for fiscal 2016 was flat on an as reported basis compared to the prior fiscal year, and was negatively impacted by foreign exchange rate changes during fiscal 2016. Had applicable exchange rates from fiscal 2015 been in effect during fiscal 2016 and had we excluded foreign exchange hedge gains and losses from both fiscal 2015 and 2016 (“on a constant currency basis”), net revenue would have increased 4% compared to the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during fiscal 2016 increased 5% on an as reported basis as compared to the prior fiscal year. Had applicable exchange rates from fiscal 2015 been in effect during fiscal 2016 and had we excluded foreign exchange hedge gains and losses from both fiscal 2015 and 2016, total spend would have increased 9% on a constant currency basis compared to the prior fiscal year.

Changes in the value of the U.S. dollar may have a significant effect on net revenue, total spend, and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue and spend of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuations of such foreign currency against the U.S. dollar.

2016 Form 10-K 45

Balance Sheet and Cash Flow Items

At January 31, 2016, we had $2.8 billion in cash and marketable securities. This amount includes the aggregate net proceeds of $742.0 million, after deducting the underwriting discounts and related offering expenses, from our June 2015 registered underwritten public offering of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. We completed fiscal 2016 with higher deferred revenue and accounts receivable balances as compared to the prior fiscal year. Our deferred revenue balance at January 31, 2016 included $1.1 billion of deferred subscription revenue primarily related to customer maintenance contracts, which will be recognized as revenue ratably over the life of the contracts. The term of our maintenance contracts is typically between one and three years. Our cash flow from operations decreased 42% to $414.0 million as of January 31, 2016 from $708.1 million at January 31, 2015. We repurchased 8.5 million shares of our common stock for $458.0 million during fiscal 2016. Comparatively, we repurchased 6.9 million shares of our common stock for $372.4 million during fiscal 2015. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

Autodesk is undergoing a business model transition in which the company will discontinue selling new perpetual licenses in favor of subscriptions and flexible license arrangements. During the transition, billings, revenue, gross margin, operating margin, EPS, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points. Over time, we expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and provide more flexibility in how customers gain access to and pay for our products. In the future, we expect this business model transition will increase our long-term revenue growth rate by increasing total subscriptions, ARR, and customer value over time.
In February 2016 we commenced a restructuring plan to reduce headcount by approximately 10% and to consolidate certain facilities around the world in order to accelerate the Company’s move to the cloud and its transition to a subscription-based business model. Through the restructuring, we seek to reduce expenses, streamline the organization, and reallocate resources to align more closely with the Company’s needs going forward. See further discussion of our restructuring plan in Note 17, “Subsequent Events” of the Notes to Consolidated Financial Statements. As a result of these actions, we have incurred and will incur additional costs in the short term that negatively impact our net income and cash flows from operating activities and have the effect of reducing our operating margins.

Q1 FY17 Guidance Metrics	Q1 FY17 (ending April 30, 2016)
Revenue (in millions)	$500 - $520
EPS GAAP	($0.98) - ($0.89)
EPS Non-GAAP (1)	($0.17) - ($0.12)
_______________
(1) Non-GAAP earnings per diluted share exclude $0.28 related to restructuring expense, $0.27 related to stock-based compensation expense, between $0.18 and $0.14 of GAAP-only tax charges, and $0.10 for the amortization of acquisition related intangibles, offset by $0.02 for gains on strategic investments.

2016 Form 10-K 46

FY17 Guidance Metrics	FY17 (ending January 31, 2017)
Revenue (in millions) (1)	$1,950 - $2,050
GAAP Spend (cost of revenue plus operating expenses)	3% - 4%
Non-GAAP Spend (cost of revenue plus operating expenses) (2)	(1%) - flat
EPS GAAP	($3.32) - ($2.91)
EPS Non-GAAP (3)	($0.85) - ($0.60)
Net Subscription Additions	475,000 - 525,000
_______________
(1) Excluding the impact of foreign currency rates and hedge gains/losses revenue guidance would be $2.0 - $2.1 billion.
(2) Non-GAAP spend excludes $234 million related to stock-based compensation expense, $88 million related to restructuring expense, and $67 million for the amortization of acquisition related intangibles.
(3) Non-GAAP earnings per diluted share excludes $1.05 related to stock-based compensation expense, between $0.75 and $0.59 of GAAP-only tax charges, $0.39 related to restructuring expense, and $0.30 for the amortization of acquisition related intangibles, offset by $0.02 for gains on strategic investments.

We remain diligent about managing our spend while making essential investments to drive growth.

Results of Operations

	Fiscal Year Ended January 31, 2016	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2015	Increase (decrease) compared to prior fiscal year		Fiscal Year Ended January 31, 2014

		$	%		$	%
	(in millions)
Net Revenue:
License and other	$1,226.9	$(114.5)	(9)%	$1,341.4	$86.5	7%	$1,254.9
Subscription	1,277.2	106.4	9%	1,170.8	151.8	15%	1,019.0
	$2,504.1	$(8.1)	—%	$2,512.2	$238.3	10%	$2,273.9
Net Revenue by Geographic Area:
Americas	$972.8	$74.8	8%	$898.0	$79.1	10%	$818.9
Europe, Middle East, and Africa	934.6	(45.4)	(5)%	980.0	128.2	15%	851.8
Asia Pacific	596.7	(37.5)	(6)%	634.2	31.0	5%	603.2
	$2,504.1	$(8.1)	—%	$2,512.2	$238.3	10%	$2,273.9
Net Revenue by Operating Segment:
Architecture, Engineering, and Construction	$949.1	$76.5	9%	$872.6	$142.0	19%	$730.6
Manufacturing	724.6	49.0	7%	675.6	96.2	17%	579.4
Platform Solutions and Emerging Business	670.4	(126.3)	(16)%	796.7	7.5	1%	789.2
Media and Entertainment	160.0	(7.3)	(4)%	167.3	(7.4)	(4)%	174.7
	$2,504.1	$(8.1)	—%	$2,512.2	$238.3	10%	$2,273.9

Fiscal 2016 Net Revenue Compared to Fiscal 2015 Net Revenue

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

2016 Form 10-K 47

Total License and other revenue decreased 9% during fiscal 2016 as compared to fiscal 2015. This decrease was primarily due to an 11% decrease in product license revenue as compared to the same period in the prior fiscal year. The decrease in product license revenue was primarily due to a 14% decrease in revenue from our flagship products and a 12% decrease in our suites revenue. Product license revenue, as a percentage of license and other revenue, was 88% and 89% for fiscal 2016 and fiscal 2015, respectively.

During fiscal 2016, the 11% decrease in product license revenue was due to an 18% decrease in the average net revenue per seat while the number of seats sold increased by 7% compared to the prior fiscal year. Starting in the first quarter of fiscal 2017, and in connection with the discontinuation of sales of individual perpetual licenses, we will stop reporting changes in revenue attributable to average net revenue per seat and number of seats sold. We are replacing these disclosures with disclosure regarding changes in ARPS disclosed within Overview above. ARPS is more relevant to determine whether changes in net revenues are attributable to increases in price or volume.

During fiscal 2016, total other revenue represented 12% of license and other revenue, and 6% of total net revenue. Other revenue increased by 12% during fiscal 2016 as compared to fiscal 2015. This increase is primarily due to an 11% increase in revenue from consulting and a 38% increase in revenue from our consumer product offerings, partially offset by a decrease in revenue from our education products as a result of our strategic transition to offer free educational licenses of Autodesk software to students, educators, and institutions.

Backlog related to current software license product orders that had not shipped at the end of the fiscal year decreased by $9.0 million from $40.4 million at January 31, 2015 to $31.4 million at January 31, 2016. Backlog from current software license product orders that we have not yet shipped consists of orders for currently available licensed software products from customers with approved credit status.

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

Subscription revenue increased 9% during fiscal 2016 as compared to fiscal 2015 primarily due to a 9% increase in commercial maintenance revenue. The 9% increase in commercial maintenance revenue was due to a 12% increase from commercial enrollment during the corresponding maintenance contract term, offset by a 3% decrease from net revenue per maintenance seat. Commercial maintenance revenue represented 96% of Subscription revenue for both fiscal 2016 and fiscal 2015, respectively. Starting in the first quarter of fiscal 2017, and in connection with the discontinuation of sales of individual perpetual licenses, we will stop reporting changes in revenue attributable to average net revenue per seat and number of seats sold. We are replacing these disclosures with disclosure regarding changes in ARPS disclosed within Overview above. ARPS is more relevant to determine whether changes in net revenues are attributable to increases in price or volume.

Changes in Subscription revenue lag changes in net billings for subscription contracts because we recognize the revenue from those contracts ratably over their contract terms. Net subscription billings increased 16% during fiscal 2016 as compared to the prior fiscal year primarily due to an increase in multi-year maintenance subscription billings.

Our deferred subscription revenue balance at January 31, 2016 and January 31, 2015 was $1.1 billion and $0.9 billion, respectively, and primarily related to customer maintenance agreements, which will be recognized as revenue ratably over the term of the maintenance agreement.

2016 Form 10-K 48

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 8% as reported and 9% on a constant currency basis during fiscal 2016, as compared to the prior fiscal year, primarily due to a 20% increase in our new and adjacent product revenue and an 8% increase in our suites revenue in this geography during fiscal 2016 as compared to fiscal 2015. The increase in this geography was led by the U.S.

Net revenue in the EMEA geography decreased by 5% on an as reported basis and increased 3% on a constant currency basis during fiscal 2016 as compared to the prior fiscal year. This decrease was primarily due to a 7% decrease in our flagship products and a 5% decrease in our suites revenue in this geography during fiscal 2016 as compared to fiscal 2015. The decrease in our revenue in this geography was led by Germany and Russia, partially offset by an increase in revenue from Ireland.

Net revenue in the APAC geography decreased 6% on an as reported basis and 1% on a constant currency basis, during fiscal 2016 as compared to the prior fiscal year, primarily due to a 10% decrease in our flagship products, partially offset by an 8% increase in our new and adjacent product revenue in this geography. The decrease in revenue in this geography during fiscal 2016 was led by Japan, partially offset by an increase in revenue from China.

Net revenue in emerging economies decreased 4% on an as reported basis and 2% on a constant currency basis, during fiscal 2016 as compared to the prior fiscal year, primarily due to decreases in revenue from Russia and Brazil, partially offset by an increase in revenue from China. Revenue from emerging economies represented 15% of total net revenue for both fiscal 2016 and 2015, respectively.

International net revenue represented 68% and 71% of our total net revenue for fiscal 2016 and 2015, respectively. We believe that international revenue will continue to comprise a majority of our total net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Additionally, weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results.

Net Revenue by Operating Segment

We have four reportable segments: AEC, MFG, PSEB, and M&E. We have no material inter-segment revenue.

Net revenue for AEC increased by 9% during fiscal 2016 as compared to the prior fiscal year primarily due to an 8% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

Net revenue for MFG increased by 7% during fiscal 2016 as compared to the prior fiscal year primarily due to a 78% increase in revenue from our Delcam products as a result of including 12 months of Delcam operating results during fiscal 2016, compared to 10 months during fiscal 2015. Also contributing to the increase in net revenue for MFG during fiscal 2016 was a 12% increase in revenue from our flagship product AutoCAD Mechanical.

Net revenue for PSEB decreased by 16% during fiscal 2016 as compared to the prior fiscal year primarily due to a 26% decrease in revenue from our flagship product AutoCAD LT. Revenue from AutoCAD decreased by 4% in fiscal 2016 as compared to fiscal 2015.

Net revenue for M&E decreased by 4% during fiscal 2016 as compared to the prior fiscal year, primarily due to a 21% decrease in revenue from Creative Finishing, partially offset by a 1% increase in revenue from Animation. The decline in Creative Finishing was marked by a decrease in revenue from Creative Finishing hardware products and by a general decrease in the M&E industry end-market demand. The slight increase in Animation revenue was primarily due to a 168% increase in our Shotgun product offering as a result of including a full year of Shotgun operating results in fiscal 2016 as compared to six months during fiscal 2015, and a 7% increase in our Maya flagship product offerings, partially offset by a 46% decrease in our Middleware product offerings. M&E revenue is impacted by a general decrease in the M&E industry end-market demand, the planned inclusion of our M&E products in other Autodesk industry suites, and the business model transition as customers are opting for desktop subscription and flexible enterprise offerings. At the beginning of the fourth quarter of fiscal 2016, we exited

2016 Form 10-K 49

the Creative Finishing hardware business. This was an immaterial portion of our overall business and comes with substantially lower margins, so we expect that exiting this business will improve our margins within M&E over time.

Fiscal 2015 Net Revenue Compared to Fiscal 2014 Net Revenue

License and Other Revenue

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

2016 Form 10-K 50

Net revenue in emerging economies increased 14% on an as reported basis and 13% on a constant currency basis, during fiscal 2015 as compared to the prior fiscal year, primarily due to increases in revenue from India and Mexico. Revenue from emerging economies represented 15% of total net revenue for both fiscal 2015 and 2014.

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

Cost of Revenue and Operating Expenses

Cost of Revenue

	Fiscal Year Ended January 31, 2016	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014

		$	%		$	%
	(in millions)
Cost of revenue:
License and other	$214.6	$6.1	3%	$208.5	$29.8	17%	$178.7
Subscription	156.1	22.5	17%	133.6	38.0	40%	95.6
	$370.7	$28.6	8%	$342.1	$67.8	25%	$274.3
As a percentage of net revenue	15%			14%			12%

Cost of license and other revenue includes labor costs associated with product setup and fulfillment and costs of consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of developed technology, allocated IT and facilities costs, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly PC-based workstations for Creative Finishing in the M&E segment), and costs associated with electronic and physical fulfillment.

Cost of license and other revenue increased 3% during fiscal 2016 as compared to fiscal 2015, primarily due to an increase in hardware related costs from our consumer related products, an increase in allocated IT costs, and employee related costs for product support and fulfillment driven by an increase in headcount, partially offset by a decrease in amortization of developed technology. Cost of license and other revenue increased 17% during fiscal 2015, as compared to fiscal 2014,

2016 Form 10-K 51

primarily from the acquisition of Delcam and consulting support costs associated with an increased headcount and increased professional fees related to the building out of the consulting services offered within customer contracts.

Cost of subscription revenue includes the labor costs of providing product support to our maintenance and cloud subscription customers, including rent and occupancy, shipping and handling costs, professional services fees related to operating our network infrastructure, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, and allocated IT and facilities costs.

Cost of subscription revenue increased 17% during fiscal 2016 as compared to fiscal 2015 primarily due to an increase in cloud and hosting related costs in support of our business model transition, and an increase in employee related costs driven by increased employee headcount and product support costs. Cost of subscription revenue increased 40% during fiscal 2015 as compared to fiscal 2014 primarily due to higher employee related costs as a result of increased premium support headcount as well as an increase in cloud services related expenses.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of purchased technology, new customer support offerings, royalty rates for licensed technology embedded in our products, and employee stock-based compensation expense.

We expect cost of revenue to decrease in absolute dollars and increase as a percentage of net revenue during fiscal 2017, as compared to fiscal 2016.

Marketing and Sales

	Fiscal Year Ended January 31, 2016	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014

		$	%		$	%
	(in millions)
Marketing and sales	$1,015.5	$17.5	2%	$998.0	$155.4	18%	$842.6
As a percentage of net revenue	41%			40%			37%

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

Marketing and sales expenses increased 2% during fiscal 2016, as compared to fiscal 2015, primarily due to an increase in stock based compensation expense as a result of higher fair market value of awards granted, an increase in salaries predominantly driven by increased headcount, and an increase in IT costs allocated to marketing and sales. Partially offsetting the increase in expense was a decrease in sales commission expense.

Marketing and sales expenses increased 18% during fiscal 2015, as compared to fiscal 2014, primarily due to higher employee-related costs from salaries, commissions, and bonuses as well as advertising and promotional expenses.

We expect marketing and sales expense to decrease in absolute dollars and increase as a percentage of net revenue in fiscal 2017 as compared to fiscal 2016.

2016 Form 10-K 52

Research and Development

	Fiscal Year Ended January 31, 2016	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014

		$	%		$	%
	(in millions)
Research and development	$790.0	$64.8	9%	$725.2	$114.1	19%	$611.1
As a percentage of net revenue	32%			29%			27%

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

Research and development expenses increased 9% during fiscal 2016, as compared to fiscal 2015, primarily due to an increase in employee-related costs from salaries and fringe benefits predominantly driven by increased headcount, an increase in IT costs allocated to research and development, and an increase in stock based compensation expense due to higher fair market value of awards granted.

Research and development expenses increased 19% during fiscal 2015, as compared to fiscal 2014, primarily due to an increase in employee-related costs from salaries and bonuses and an increase in professional fees.

We expect research and development expense to increase in absolute dollars and as a percentage of net revenue during fiscal 2017, as compared to fiscal 2016.

General and Administrative

For comparability, the balances at January 31, 2015 and January 31, 2014, including the table, were adjusted to align to current year presentation, and therefore the discussion has been updated accordingly.

	Fiscal Year Ended January 31, 2016	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014

		$	%		$	%
	(in millions)
General and administrative	$293.4	$10.1	4%	$283.3	$71.5	34%	$211.8
As a percentage of net revenue	12%			11%			9%

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

General and administrative expenses increased 4% from fiscal 2015 to fiscal 2016 primarily due to an increase in employee-related costs from salaries predominantly driven by increased headcount. Partially offsetting the increase in expense was a decrease in certain foreign business taxes.

General and administrative expenses increased 34% from fiscal 2014 to fiscal 2015, primarily due to an increase in employee-related costs from salaries and bonuses and an increase in professional fees.

We expect general and administrative expense to increase in absolute dollars and as a percentage of net revenue during fiscal 2017, as compared to fiscal 2016.

2016 Form 10-K 53

Amortization of Purchased Intangibles

	Fiscal Year Ended January 31, 2016	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2015	Increase compared to prior fiscal year		Fiscal Year Ended January 31, 2014

		$	%		$	%
	(in millions)
Amortization of purchased intangibles	$33.2	$(6.6)	(17)%	$39.8	$3.3	9%	$36.5
As a percentage of net revenue	1%			2%			2%

Amortization of purchased intangibles decreased 17% from fiscal 2015 to fiscal 2016, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time, including $59.1 million in assets purchased in fiscal 2016 as compared to $164.1 million purchased in fiscal 2015.

Amortization of purchased intangibles increased 9% from fiscal 2014 to fiscal 2015, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time, including $164.1 million in assets purchased in fiscal 2015 as compared to $40.3 million purchased in fiscal 2014.

We expect amortization of purchased intangibles expense to decrease in absolute dollars and remain flat as a percentage of net revenue during fiscal 2017, as compared to fiscal 2016.

Restructuring Charges, Net

	Fiscal Year Ended January 31, 2016	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2015	Decrease compared to prior fiscal year		Fiscal Year Ended January 31, 2014

		$	%		$	%
	(in millions)
Restructuring charges, net	$—	$(3.1)	(100)%	$3.1	$(9.7)	(76)%	$12.8
As a percentage of net revenue	—%			—%			1%

During fiscal 2016, Autodesk recorded no restructuring charges. We have substantially completed the actions authorized under the previous restructuring plans. See Note 15, “Restructuring Reserves” in Notes to Consolidated Financial Statements for further discussion regarding the previous restructuring plans.

On February 2, 2016, our Board of Directors approved a world-wide restructuring plan that includes a reduction in force that will result in the termination of approximately 10% of the Company’s workforce, or approximately 925 employees, and the consolidation of certain leased facilities. See Note 17, "Subsequent Events (Unaudited)," for further discussion regarding the anticipated amount and timing of the expenditures related to this action.

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal Year Ended January 31,
	2016	2015	2014
	(in millions)
Interest and investment expense, net	$(33.9)	$(13.2)	$(9.8)
(Loss) gain on foreign currency	—	(3.9)	4.0
Gain (loss) on strategic investments	3.8	(23.3)	(1.8)
Other income	8.5	2.7	2.7
Interest and other expense, net	$(21.6)	$(37.7)	$(4.9)

2016 Form 10-K 54

Interest and other expense, net, decreased $16.1 million during fiscal 2016, as compared to fiscal 2015, The decrease is primarily related to non-recurring settlement gains on certain of our privately-held strategic investments and mark-to-mark gains recognized on the derivative portion on certain of our other privately-held strategic investments during the current fiscal year. Comparatively, we incurred non-recurring impairment losses on certain of our privately-held strategic investments in the same periods in the prior fiscal year. This decrease was offset by an increase in interest expense resulting from the June 2015 issuance of $450.0 million aggregate principal amount of 3.125% senior notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% senior notes due June 15, 2025.

Interest and other expense, net, increased $32.8 million during fiscal 2015, as compared to fiscal 2014, primarily due to an increase in losses on our privately held strategic investments. The increase in the loss on strategic investments during fiscal 2016 as compared to fiscal 2015 is primarily due to other-than-temporary impairments on two of our privately held strategic investments and losses on the derivative portion of our strategic investments that are marked-to-market each period.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Income tax expense was $310.2 million and $1.2 million for fiscal 2016 and 2015, respectively, relative to a pre-tax loss of $20.3 million and pre-tax income of $83.0 million, respectively, for the same periods.  Tax expense for fiscal 2016 consists primarily of foreign taxes and changes to valuation allowances, including a $230.8 million valuation allowance against the Company's U.S. federal and remaining state deferred tax assets recorded in the second quarter of fiscal 2016. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered recent cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and determined that it was more likely than not that the federal and state deferred tax assets would not be realized.

Income tax expense was $1.2 million and $51.1 million for fiscal 2015 and 2014, respectively, relative to pre-tax income of $83.0 million and $279.9 million, respectively, for the same periods. Our effective tax rate was 1% and 18% during fiscal 2015 and 2014, respectively. Our effective tax rate decreased seventeen percentage points from fiscal 2014 to fiscal 2015 due to an increase in tax benefits from foreign earnings taxed at different rates in fiscal 2015 compared to fiscal 2014, and increased benefit from research credits, offset in part by lower tax benefits from stock-based compensation.

The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended and made permanent the federal R&D tax credit. As a result, our income tax provision for Fiscal 2016 includes a tax benefit of $9.4 million which was offset by the valuation allowance against our U.S. deferred tax assets.

Our future effective annual tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, and changes in tax laws including possible U.S. tax law changes that, if enacted, could significantly impact how U.S. multinational companies are taxed on foreign subsidiary earnings. A significant amount of our earnings is generated by our Europe and Asia Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which U.S. taxes have not previously been provided.

At January 31, 2016, we had non-current foreign net deferred tax assets of $9.2 million which management believes are more likely than not to be realized in future years.

For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 35%, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.

2016 Form 10-K 55

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2016, 2015, and 2014, our gross profit, gross margin, income from operations, operating margin, net (loss) income, and diluted net (loss) income per share on a GAAP and non-GAAP basis were as follows (in millions except for year-over-year change in total net revenue and billings, year-over-year change in net subscription revenue and billings, gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2016	2015	2014
		(Unaudited)
Year-over-year change in total net revenue	—%	10%	(2)%
Year-over-year change in total net billings (1)	5%	18%	(4)%
Year-over-year change in net subscription revenue	9%	15%	7%
Year-over-year change in net subscription billings (1)	16%	22%	(1)%
Gross profit	$2,133.4	$2,170.1	$1,999.6
Non-GAAP gross profit	$2,194.2	$2,232.2	$2,049.8
Gross margin	85%	86%	88%
Non-GAAP gross margin	88%	89%	90%
Income from operations	$1.3	$120.7	$284.8
Non-GAAP income from operations	$280.7	$382.4	$510.5
Operating margin	—%	5%	13%
Non-GAAP operating margin	11%	15%	22%
Net (loss) income	$(330.5)	$81.8	$228.8
Non-GAAP net income	$194.1	$272.3	$385.6
Diluted net (loss) income per share (2)	$(1.46)	$0.35	$1.00
Non-GAAP diluted income per share (2)	$0.84	$1.17	$1.68
GAAP diluted shares used in per share calculation	226.0	227.1	224.0
Non-GAAP diluted weighted average shares used in per share calculation	230.7	232.4	229.6

_______________

(1)	Prior period was adjusted to conform with current period's presentation to include the effects from hedging on billings.

(2)
Net (loss) income per share were computed independently for each of the periods presented; therefore the sum of the net (loss) income per share amount for the quarters may not equal the total for the year.

For our internal budgeting and resource allocation process and as a means to evaluate period-to-period comparisons, we use non-GAAP measures to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We also use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential and performance for management by excluding certain expenses and charges that may not be indicative of our core business operating results. For the reasons set forth below, we believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. This allows investors and others to better understand and evaluate our operating results and future prospects in the same manner as management, compare financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business. We also use some of these measures for purposes of determining company-wide incentive compensation.

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

2016 Form 10-K 56

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

2016 Form 10-K 57

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for year-over-year changes, gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2016	2015	2014
	(Unaudited)
Year-over-year change in total net revenue	—%	10%	(2)%
Change in deferred revenue	4%	8%	(2)%
Change in hedge gain applicable to billings (1)	1%	—%	—%
Change in acquisition related deferred revenue and other	—%	—%	—%
Year-over-year change in total net billings	5%	18%	(4)%
Year-over-year change in net subscription revenue	9%	15%	7%
Change in deferred subscription revenue	5%	10%	(7)%
Change in hedge gain applicable to subscription billings (1)	1%	—%	—%
Change in acquisition related deferred subscription revenue and other	1%	(3)%	(1)%
Year-over-year change in net subscription billings (1)	16%	22%	(1)%
Gross profit	$2,133.4	$2,170.1	$1,999.6
Stock-based compensation expense	11.8	8.9	6.0
Amortization of developed technologies	49.0	53.2	44.2
Non-GAAP gross profit	$2,194.2	$2,232.2	$2,049.8
Gross margin	85%	86%	88%
Stock-based compensation expense	1%	1%	—%
Amortization of developed technologies	2%	2%	2%
Non-GAAP gross margin	88%	89%	90%
Income from operations	$1.3	$120.7	$284.8
Stock-based compensation expense	197.2	165.6	132.2
Amortization of developed technologies	49.0	53.2	44.2
Amortization of purchased intangibles	33.2	39.8	36.5
Restructuring charges, net	—	3.1	12.8
Non-GAAP income from operations	$280.7	$382.4	$510.5
Operating margin	—%	5%	13%
Stock-based compensation expense	8%	7%	6%
Amortization of developed technologies	2%	2%	2%
Amortization of purchased intangibles	1%	1%	1%
Restructuring charges, net	—%	—%	—%
Non-GAAP operating margin	11%	15%	22%
Net (loss) income	$(330.5)	$81.8	$228.8
Stock-based compensation expense	197.2	165.6	132.2
Amortization of developed technologies	49.0	53.2	44.2
Amortization of purchased intangibles	33.2	39.8	36.5
Restructuring charges, net	—	3.1	12.8
Loss on strategic investments	(3.7)	23.3	1.8
Establishment of valuation allowance on deferred tax assets	230.9	—	—
Discrete tax provision items	0.8	(18.7)	(10.2)
Income tax effect of non-GAAP adjustments	17.2	(75.8)	(60.5)
Non-GAAP net income	$194.1	$272.3	$385.6

2016 Form 10-K 58

	Fiscal Year Ended January 31,
	2016	2015	2014
	(Unaudited)
Diluted net (loss) income per share (2)	$(1.46)	$0.35	$1.00
Stock-based compensation expense	0.86	0.71	0.57
Amortization of developed technologies	0.21	0.23	0.19
Amortization of purchased intangibles	0.15	0.17	0.16
Restructuring charges, net	—	0.01	0.06
Loss on strategic investments	(0.01)	0.10	—
Establishment of valuation allowance on deferred tax assets	1.01	—	—
Discrete tax provision items	—	(0.08)	(0.04)
Income tax effect of non-GAAP adjustments	0.08	(0.32)	(0.26)
Non-GAAP diluted net income per share (2)	$0.84	$1.17	$1.68
_______________

(1)	Prior period was adjusted to conform with current period's presentation to include the effects from hedging on billings.

(2)
Net (loss) income per share were computed independently for each of the periods presented; therefore the sum of the net (loss) income per share amount for the quarters may not equal the total for the year.

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

2016 Form 10-K 59

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

At January 31, 2016, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.8 billion and net accounts receivable of $653.6 million. Net of long-term debt, we have cash, cash equivalents, and marketable securities totaling $1.3 billion at January 31, 2016.

In June 2015, we issued $450.0 million aggregate principal amount of 3.125% senior notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% senior notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all four series of notes collectively, the “Notes”). As of March 23, 2016, we have $1.5 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million. As of March 23, 2016, we have no amounts outstanding under the credit facility. In May 2015, Autodesk amended and restated the credit agreement to extend the facility's maturity date from May 2018 to May 2020 and to amend the financial covenants. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

The increase in our cash, cash equivalents, and marketable securities to $2.8 billion at January 31, 2016 from $2.3 billion at January 31, 2015 was primarily the result of the proceeds from the issuance of our June 2015 notes and the result of cash generated from operations. These increases to cash, cash equivalents and marketable securities were partially offset by cash used for repurchases of our common stock (net of stock issuance proceeds), acquisitions including business combinations and technology purchases, capital expenditures, and other investing activities. The cash proceeds from issuance of common stock vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan.

The primary source of net cash provided by operating activities of $414.0 million in fiscal 2016 was $578.9 million of non-cash expenses, including our deferred tax asset valuation allowance, stock-based compensation expense, and depreciation, amortization and accretion expense, offsetting our net loss of $330.5 million. In addition, net cash flow provided by changes in operating assets and liabilities was $190.6 million. The primary working capital sources of cash was an increase in deferred revenue for fiscal 2016 compared to fiscal 2015. Our days sales outstanding in trade receivables was 92 at January 31, 2016

2016 Form 10-K 60

compared to 63 at January 31, 2015. The increase in days sales outstanding primarily relates to a shift in billings linearity. The primary working capital use of cash was an increase in accounts receivable for fiscal 2016 compared to fiscal 2015.

At January 31, 2016, our short-term investment portfolio had an estimated fair value of $897.9 million and a cost basis of $899.0 million. The portfolio fair value consisted of $376.9 million invested in corporate debt securities, $190.3 million invested in certificates of deposit, $141.1 million invested in commercial paper, $74.6 million invested in U.S. treasury bills, $39.9 million invested in U.S. government agency securities, $20.1 million invested in sovereign debt, $9.7 million invested in municipal securities, and $7.3 million invested in asset backed securities, and $38.0 million of trading securities invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

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

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of January 31, 2016, approximately 74% of our total cash, cash equivalents, and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buyback program with cash that has not been permanently reinvested outside the U.S.

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

2016 Form 10-K 61

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal 2017	Fiscal Years 2018-2019	Fiscal Years 2020-2021	Thereafter
			(in millions)
Notes	$1,785.9	$47.6	$486.4	$520.8	$731.1
Operating lease obligations	252.7	60.5	96.8	44.2	51.2
Purchase obligations	100.2	75.1	21.0	4.1	—
Deferred compensation obligations	38.0	1.9	4.5	5.5	26.1
Pension obligations	37.6	3.9	7.6	7.0	19.1
Asset retirement obligations	11.1	1.6	7.5	1.7	0.3
Total (1)	$2,225.5	$190.6	$623.8	$583.3	$827.8
____________________

(1)
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

Notes consist of the Senior Notes issued in December 2012 and June 2015. The 2012 Senior Notes consist of $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 notes and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022. The 2015 Senior Notes consist of $450.0 million aggregate principal amount of 3.125% senior notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% senior notes due June 15, 2025.

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

2016 Form 10-K 62

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and restricted stock unit issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.During the three and twelve months ended January 31, 2016, we repurchased 1.6 million and 8.5 million shares of our common stock, respectively. At January 31, 2016, 6.3 million shares remained available for repurchase under our current repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of January 31, 2016, we did not have any significant off-balance sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of Regulation S-K.

2016 Form 10-K 63

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2016 and 2015, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $374.0 million and $381.2 million at January 31, 2016 and 2015, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2016 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2016 and 2015 would increase the fair value of our foreign currency contracts by $33.3 million and $35.1 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2016 and 2015 would decrease the fair value of our foreign currency contracts by $25.6 million and $16.5 million, respectively.

Interest rate risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At January 31, 2016, we had $2,305.4 million of cash equivalents and marketable securities, including $897.9 million classified as short-term marketable securities and $532.3 million classified as long-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a twelve month period, the potential decline in fair value on our marketable securities would be $5.5 million or $9.8 million, respectively.

Other Market Risk

From time to time we make direct investments in privately held companies. The privately held companies in which we invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Note 2, "Financial Instruments" for further discussion regarding our privately held investments.

2016 Form 10-K 64

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2016	2015	2014
Net revenue:
License and other	$1,226.9	$1,341.4	$1,254.9
Subscription	1,277.2	1,170.8	1,019.0
Total net revenue	2,504.1	2,512.2	2,273.9
Cost of revenue:
Cost of license and other revenue	214.6	208.5	178.7
Cost of subscription revenue	156.1	133.6	95.6
Total cost of revenue	370.7	342.1	274.3
Gross profit	2,133.4	2,170.1	1,999.6
Operating expenses:
Marketing and sales	1,015.5	998.0	842.6
Research and development	790.0	725.2	611.1
General and administrative	293.4	283.3	211.8
Amortization of purchased intangibles	33.2	39.8	36.5
Restructuring charges, net	—	3.1	12.8
Total operating expenses	2,132.1	2,049.4	1,714.8
Income from operations	1.3	120.7	284.8
Interest and other expense, net	(21.6)	(37.7)	(4.9)
(Loss) income before income taxes	(20.3)	83.0	279.9
Provision for income taxes	(310.2)	(1.2)	(51.1)
Net (loss) income	$(330.5)	$81.8	$228.8
Basic net (loss) income per share	$(1.46)	$0.36	$1.02
Diluted net (loss) income per share	$(1.46)	$0.35	$1.00
Weighted average shares used in computing basic net (loss) income per share	226.0	227.1	224.0
Weighted average shares used in computing diluted net (loss) income per share	226.0	232.4	229.6
See accompanying Notes to Consolidated Financial Statements.

2016 Form 10-K 65

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Fiscal year ended January 31,
	2016	2015	2014
Net (loss) income	$(330.5)	$81.8	$228.8
Other comprehensive (loss) income, net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $0.6, ($0.7), and $1.1)	(27.1)	39.3	0.7
Change in net unrealized loss on available-for-sale securities (net of tax effect of $0.0, ($0.2), and $0.3)	(1.4)	(0.2)	(1.1)
Change in defined benefit pension items (net of tax effect of $0.9, $1.8, and $0.6)	(4.6)	(16.0)	5.4
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.5, $4.9, and$2.1)	(34.7)	(75.8)	0.1
Total other comprehensive (loss) income	(67.8)	(52.7)	5.1
Total comprehensive (loss) income	$(398.3)	$29.1	$233.9

See accompanying Notes to Consolidated Financial Statements.

2016 Form 10-K 66

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,353.0	$1,410.6
Marketable securities	897.9	615.8
Accounts receivable, net	653.6	458.9
Deferred income taxes, net	—	85.1
Prepaid expenses and other current assets	88.6	100.9
Total current assets	2,993.1	2,671.3
Marketable securities	532.3	273.0
Computer equipment, software, furniture, and leasehold improvements, net	169.3	159.2
Developed technologies, net	70.8	86.5
Goodwill	1,535.0	1,456.2
Deferred income taxes, net	9.2	100.0
Other assets	205.6	163.5
Total assets	$5,515.3	$4,909.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119.9	$100.5
Accrued compensation	243.3	253.3
Accrued income taxes	29.4	28.2
Deferred revenue	1,068.9	900.8
Other accrued liabilities	129.5	117.3
Total current liabilities	1,591.0	1,400.1
Deferred revenue	450.3	256.3
Long term income taxes payable	161.4	158.8
Long term deferred income taxes	67.7	—
Long term notes payable, net	1,487.7	743.1
Other liabilities	137.6	132.2
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2016 and 2015	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 224.4 outstanding at January 31, 2016 and 227.0 outstanding at January 31, 2015	1,821.5	1,773.1
Accumulated other comprehensive loss	(121.1)	(53.3)
Retained earnings	(80.8)	499.4
Total stockholders’ equity	1,619.6	2,219.2
Total liabilities and stockholders' equity	$5,515.3	$4,909.7
See accompanying Notes to Consolidated Financial Statements.

2016 Form 10-K 67

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2016	2015	2014
Operating Activities
Net (loss) income	$(330.5)	$81.8	$228.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization, and accretion	145.8	145.9	128.9
Stock-based compensation expense	197.2	165.6	132.2
Deferred income taxes	235.9	(18.8)	(49.4)
Excess tax benefits from stock-based compensation	—	(0.5)	(9.1)
Restructuring charges, net	—	3.1	12.8
Other operating activities	(25.0)	16.2	(16.1)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(195.5)	(17.3)	72.3
Prepaid expenses and other current assets	(2.8)	6.8	(20.3)
Accounts payable and accrued liabilities	24.9	130.8	(19.6)
Deferred revenue	360.5	245.2	66.0
Accrued income taxes	3.5	(50.7)	37.0
Net cash provided by operating activities	414.0	708.1	563.5
Investing Activities
Purchases of marketable securities	(2,250.1)	(1,355.1)	(1,214.2)
Sales of marketable securities	329.4	190.0	537.0
Maturities of marketable securities	1,376.6	969.0	742.1
Acquisitions, net of cash acquired	(148.5)	(630.0)	(176.1)
Capital expenditures	(72.4)	(75.5)	(64.2)
Other investing activities	(44.5)	(4.0)	(18.6)
Net cash used in investing activities	(809.5)	(905.6)	(194.0)
Financing Activities
Proceeds from issuance of common stock	110.8	175.4	312.8
Taxes paid related to net share settlement of equity awards	(51.6)	(40.0)	(24.6)
Repurchase and retirement of common shares	(458.0)	(372.4)	(423.8)
Proceeds from debt, net of discount	748.3	—	—
Excess tax benefits from stock-based compensation	—	0.5	9.1
Other financing activities	(6.3)	(3.4)	—
Net cash provided by (used in) financing activities	343.2	(239.9)	(126.5)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(5.0)	(2.2)
Net (decrease) increase in cash and cash equivalents	(57.6)	(442.4)	240.8
Cash and cash equivalents at beginning of fiscal year	1,410.6	1,853.0	1,612.2
Cash and cash equivalents at end of fiscal year	$1,353.0	$1,410.6	$1,853.0
Supplemental cash flow information:
Cash paid during the year for interest	$34.7	$20.4	$20.5
Net cash paid during the year for income taxes	$59.1	$63.4	$75.7

See accompanying Notes to Consolidated Financial Statements.

2016 Form 10-K 68

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2013	223.6	$1,449.8	$(5.7)	$599.1	$2,043.2
Common shares issued under stock plans	13.6	288.2	—	—	288.2
Stock-based compensation expense	—	132.2	—	—	132.2
Tax benefits from employee stock plans	—	(12.2)	—	—	(12.2)
Net income	—	—	—	228.8	228.8
Other comprehensive income	—	—	5.1		5.1
Repurchase and retirement of common shares	(10.5)	(220.7)	—	(203.1)	(423.8)
Balances, January 31, 2014	226.7	1,637.3	(0.6)	624.8	2,261.5
Common shares issued under stock plans	7.2	135.4	—	—	135.4
Stock-based compensation expense	—	165.6	—	—	165.6
Net income	—	—	—	81.8	81.8
Other comprehensive (loss)	—	—	(52.7)	—	(52.7)
Repurchase and retirement of common shares	(6.9)	(165.2)	—	(207.2)	(372.4)
Balances, January 31, 2015	227.0	1,773.1	(53.3)	499.4	2,219.2
Common shares issued under stock plans	5.9	59.2	—	—	59.2
Stock-based compensation expense	—	197.2	—	—	197.2
Tax benefits from employee stock plans	—	0.3	—	—	0.3
Net (loss) income	—	—	—	(330.5)	(330.5)
Other comprehensive (loss)	—	—	(67.8)	—	(67.8)
Repurchase and retirement of common shares	(8.5)	(208.3)	—	(249.7)	(458.0)
Balances, January 31, 2016	224.4	$1,821.5	$(121.1)	$(80.8)	$1,619.6

See accompanying Notes to Consolidated Financial Statements.

2016 Form 10-K 69

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
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

Current Period Adjustments

Subsequent to furnishing preliminary financial statements on Form 8-K on February 25, 2016 for the three and twelve months ended January 31, 2016, Autodesk identified a $4.5 million tax adjustment associated with deemed foreign withholding taxes related to non-permanently reinvested earnings in foreign jurisdictions which have not yet repatriated resulting in changes to the Consolidated Financial Statements as reflected in this Annual Report on Form 10-K. This non-cash adjustment resulted in an increase to GAAP diluted loss per share from $(1.44) to $(1.46) for the full fiscal year.

Prior Period Adjustments

Autodesk previously established a valuation allowance against the Company’s deferred tax assets during the three months ended July 31, 2015. In the course of preparing the Condensed Consolidated Financial Statements for the three and nine months ended October 31, 2015, Autodesk determined that it had understated income tax expense by $33.1 million for the three and six months ended July 31, 2015, primarily related to an error in the establishment of the valuation allowance, which had been understated at July 31, 2015. Autodesk performed the analysis required by Staff Accounting Bulletin 99, Materiality, to evaluate the materiality of the error, quantitatively and qualitatively, and concluded it was not material to the Company’s Condensed Consolidated Financial Statements as of July 31, 2015 and for the three and six month periods ended July 31, 2015. However, in light of the significance of a correction of the error to the results for the three months ended October 31, 2015, Autodesk chose to correct the error by revising the previously reported results for the three and six months ended July 31, 2015, to include the additional $33.1 million of non-cash income tax expense associated with the establishment of the valuation allowance. See Note 16, "Selected Quarterly Financial Information (Unaudited)," in the Notes to the Condensed Consolidated Financial Statements for further discussion.

During the quarter ended April 30, 2015, Autodesk determined that it had not correctly accounted for certain liabilities primarily related to employee benefits and unclaimed property.  As a result, we recorded $5.7 million of additional operating expenses related to prior periods. As these adjustments were related to the correction of errors, Autodesk performed the analysis required by Staff Accounting Bulletin 99, Materiality, and Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, Autodesk concluded that the effect of the errors was not material to the financial position, results of operations or cash flows of any prior fiscal year from both a quantitative and qualitative perspective and is not material to the full fiscal year 2016.

2016 Form 10-K 70

Reclassifications

During the second quarter of fiscal 2015, Autodesk elected to present amortization of purchased customer relationships, trade names, patents, and user lists as a separate line item within operating expenses. As a result, amortization previously reflected in “General and Administrative” expense was reclassified to “Amortization of Purchased Intangibles" within Operating Expenses. These expenses have been reclassified in the Consolidated Statements of Operations for fiscal years 2015 and 2014 to conform to the current period presentation as follows:

	Fiscal year ended January 31,
	2015	2014
Reclassifications within operating expenses:
(Decrease) to general and administrative	$(10.9)	$(36.5)
Increase to amortization of purchased intangibles	10.9	36.5

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

Foreign Currency Translation and Transactions

The assets and liabilities of Autodesk’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at exchange rates that approximate those rates in effect during the period in which the underlying transactions occur. Foreign currency translation adjustments are recorded as other comprehensive (loss) income.

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

2016 Form 10-K 71

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

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Autodesk carries all “available-for-sale securities” at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity. Autodesk carries all “trading securities” at fair value, with unrealized gains and losses, recorded in “Interest and other income, net” in the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific-identification method.

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

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2016	2015
Trade accounts receivable	$700.1	$495.4
Less: Allowance for doubtful accounts	(7.6)	(6.3)
Product returns reserve	(1.6)	(2.6)
Partner programs and other obligations	(37.3)	(27.6)
Accounts receivable, net	$653.6	$458.9

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

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the subscription transaction is billed and subsequently recognized as a reduction to subscription revenue over the contract period. These incentive balances do not require significant assumptions or judgments. The reserves associated with the partner incentive program are treated on the balance sheet as either contra account receivable (when due to distributors and direct resellers) or accounts payable (when due to indirect resellers).

2016 Form 10-K 72

Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security, and issuer.

Geographical concentrations of consolidated cash, cash equivalents, and marketable securities held by Autodesk as of January 31:

	2016	2015
United States	26%	19%
Other Americas	1%	1%
Europe, Middle East, and Africa (“EMEA”)	50%	56%
Asia Pacific (“APAC”)	23%	24%

Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $400.0 million line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of these partners' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 25%, 25%, and 24% of Autodesk's net revenue for fiscal years ended January 31, 2016, 2015, and 2014, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk's Platform Solutions and Emerging Business ("PSEB") segment and is for sales made outside of the United States. In addition, Tech Data accounted for 22% of trade accounts receivable at both January 31, 2016 and 2015, respectively.

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $60.6 million in fiscal 2016, $52.1 million in fiscal 2015, and $47.2 million in fiscal 2014.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2016	2015
Computer hardware, at cost	$202.7	$194.0
Computer software, at cost	85.6	84.9
Leasehold improvements, land, and buildings, at cost	202.9	176.3
Furniture and equipment, at cost	59.0	53.0
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	550.2	508.2
Less: Accumulated depreciation	(380.9)	(349.0)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$169.3	$159.2

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years.

2016 Form 10-K 73

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three year period, if material. Autodesk had no material capitalized software development costs at January 31, 2016 and January 31, 2015.

Other Intangible Assets, Net

Other intangible assets include developed technologies, customer relationships, trade names, patents, user lists, and the related accumulated amortization. These assets are shown as “Developed technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from one to ten years. Amortization expense for developed technologies, customer relationships, trade names, patents, and user lists was $82.6 million in fiscal 2016, $92.9 million in fiscal 2015 and $80.7 million in fiscal 2014.

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2016	2015
Developed technologies, at cost	$571.4	$538.4
Customer relationships, trade names, patents, and user lists, at cost (1)	371.6	348.9
Other intangible assets, at cost (2)	943.0	887.3
Less: Accumulated amortization	(796.2)	(715.4)
Other intangible assets, net	$146.8	$171.9
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

The weighted average amortization period for developed technologies, customer relationships, and trade names during fiscal 2016 was 4.2 years. Expected future amortization expense for developed technologies, customer relationships, trade names, patents, and user lists for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2017	$63.1
2018	33.8
2019	24.6
2020	13.4
2021	7.4
Thereafter	4.5
Total	$146.8

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

2016 Form 10-K 74

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

For the annual impairment assessment in fiscal 2016, Autodesk utilized the optional assessment for the following reporting units: Platform Solutions and Emerging Business (“PSEB”), Manufacturing ("MFG"), Architecture, Engineering, and Construction ("AEC"), and Media and Entertainment (“M&E”). Based on a review of the qualitative factors described above, Autodesk determined that it was more likely than not that the fair value of each of the reporting units exceeded the carrying value. As a result, Autodesk concluded that performing the two-step impairment test was not necessary, and therefore the goodwill of the PSEB, MFG, AEC, and M&E reporting units were not impaired during the fiscal year ended January 31, 2016.

For the Delcam reporting unit, Autodesk deemed the two-step impairment test was necessary and used a discounted cash flow model which included assumptions regarding projected cash flows. Based on this testing, Autodesk estimated fair value was 16% in excess of the carrying value for the Delcam reporting unit and determined there was no impairment of goodwill during the year ended January 31, 2016. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2015 or 2014.

Estimating the fair value of the reporting units requires the use of estimates and significant judgments regarding future cash flows that are based on a number of factors including actual operating results, forecasted billings, revenue, and spend targets, discount rate assumptions, and long-term growth rate assumptions. The estimates and judgments described above could adversely change in future periods and Autodesk cannot provide absolute assurance that all of the targets will be achieved, which could lead to future impairment charges.

The change in the carrying amount of goodwill during the fiscal year ended January 31, 2016 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering, and Construction	Manufacturing	Media and Entertainment	Delcam (1)	Total
Balance as of January 31, 2015
Goodwill	$327.5	$427.0	$422.7	$245.2	$183.0	$1,605.4
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	327.5	427.0	422.7	96.0	183.0	1,456.2
netfabb GmbH	32.8	—	—	—	—	32.8
Goodwill acquired from other acquisitions	33.4	4.1	16.6	10.4	—	64.5
Effect of foreign currency translation, purchase accounting adjustments, and other	(6.8)	(3.9)	(1.9)	0.6	(6.5)	(18.5)
Balance as of January 31, 2016
Goodwill	386.9	427.2	437.4	256.2	176.5	1,684.2
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	$386.9	$427.2	$437.4	$107.0	$176.5	$1,535.0
_______________

(1)	Delcam is a separate reporting unit within the Manufacturing ("MFG") reporting segment.

2016 Form 10-K 75

The change in the carrying amount of goodwill during the fiscal year ended January 31, 2015 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering, and Construction	Manufacturing	Media and Entertainment	Delcam (1)	Total
Balance as of January 31, 2014
Goodwill	$142.3	$415.2	$411.6	$190.0	$—	$1,159.1
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	142.3	415.2	411.6	40.8	—	1,009.9
Delcam plc	—	—	—	—	196.1	196.1
Within Technologies Limited	80.6	—	—	—		80.6
Shotgun Software Inc.	—	—	—	43.2		43.2
Goodwill acquired from other acquisitions	117.8	28.1	20.1	15.3		181.3
Effect of foreign currency translation, purchase accounting adjustments, and other	(13.2)	(16.3)	(9.0)	(3.3)	(13.1)	(54.9)
Balance as of January 31, 2015
Goodwill	327.5	427.0	422.7	245.2	183.0	1,605.4
Accumulated impairment losses	—	—	—	(149.2)	—	(149.2)
	$327.5	$427.0	$422.7	$96.0	$183.0	$1,456.2
_______________

(1)	Delcam is a separate reporting unit within the Manufacturing ("MFG") reporting segment.

Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocations during fiscal 2016 and 2015.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist.  Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flows the assets are expected to generate.  If the long-lived assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk did not recognize any material impairments of long-lived assets during the fiscal years ended January 31, 2016, 2015, and 2014, respectively.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities on unremitted earnings from certain foreign subsidiaries, acquired intangibles, and valuation allowances against U.S. and foreign deferred tax assets. Autodesk performed a quarterly assessment of the recoverability of these net deferred tax assets and believe that we will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount that is "more likely than not" to be realized.

2016 Form 10-K 76

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

In situations when Autodesk has multiple contracts with a single counterparty, Autodesk uses the guidance in ASC 985-605 to evaluate both the form and the substance of the arrangements to determine if they should be combined and accounted for as one arrangement or as separate arrangements.

Autodesk’s assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition. If collection is not probable, the revenue will be deferred until cash is received.

License and other revenue consists of two components: product license revenue and other revenue. Product license revenue includes software license revenue from the sale of perpetual licenses, term-based licenses from our desktop subscription and enterprise offerings, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

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

2016 Form 10-K 77

Taxes Collected from Customers

Autodesk nets taxes collected from customers against those remitted to government authorities in the consolidated financial statements. Accordingly, taxes collected from customers are not reported as revenue.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue for all periods presented.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2016, 2015, and 2014, respectively, as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Cost of license and other revenue	$6.1	$4.6	$3.8
Cost of subscription	5.7	4.3	2.2
Marketing and sales	85.2	72.4	58.6
Research and development	70.4	56.0	43.7
General and administrative	29.8	28.3	23.9
Stock-based compensation expense related to stock awards and ESP Plan purchases	197.2	165.6	132.2
Tax benefit	(1.6)	(45.2)	(36.4)
Stock-based compensation expense related to stock awards and ESP Plan purchases, net	$195.6	$120.4	$95.8

Autodesk determines the grant-date fair value of its share-based payment awards using a Black-Scholes Merton ("BSM") option pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2016		January 31, 2015		January 31, 2014
	Performance Stock Unit	ESP Plan	Performance Stock Unit	ESP Plan	Performance Stock Unit	ESP Plan
Range of expected volatilities	27%	28 -29%	30%	29 - 33%	34%	27 - 36%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	0.2%	0.1 - 0.7%	0.1%	0.0 - 0.6%	0.1%	0.1 - 0.4%

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

Autodesk did not pay cash dividends in fiscal 2016, 2015, or 2014 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

2016 Form 10-K 78

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $29.8 million in fiscal 2016, $23.9 million in fiscal 2015, and $15.6 million in fiscal 2014.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units. Diluted net (loss) income per share is computed based upon the weighted average shares of common shares outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method.

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

Gains and losses and prior service costs not recognized as a component of net periodic benefit cost in the Consolidated Statements of Operations as they arise are recognized as a component of other comprehensive (loss) income in the Consolidated Statements of Comprehensive (Loss) Income. Those gains and losses and prior service costs are subsequently amortized as a component of net periodic benefit cost over the average remaining service lives of the plan participants using a corridor approach to determine the portion of gain or loss subject to amortization.

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

Accounting Standards in Fiscal 2016

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the FASB or adopted by the Company during the fiscal year ended January 31, 2016, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

Effective in the fourth quarter of fiscal 2016, Autodesk elected to early adopt FASB's Accounting Standards Update No. 2015-17 ("ASU 2015-17") regarding ASC Topic 470 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 require deferred tax assets and liabilities, along with any related valuation allowances, to be classified as noncurrent on the consolidated balance sheet. The amendments for ASU-2015-17 were prospectively applied. Prior periods were not retrospectively adjusted and remain presented as current or non-current in accordance with the previous

2016 Form 10-K 79

accounting guidance. Adoption of ASU 2015-17 did not have a material impact on Autodesk's consolidated financial statements.

Effective in the third quarter of fiscal 2016, Autodesk elected to early adopt FABS's Accounting Standards Update No. 2015-16 ("ASU 2015-16") regarding ASC Topic 805 "Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 eliminate the requirement to restate prior period financial statements for measurement period adjustments. The amendments also require that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments for ASU-2015-16 were prospectively applied and did not have a material impact on Autodesk's consolidated financial statements.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02") regarding ASC Topic 842 "Leases." The amendments in this ASU require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for Autodesk’s fiscal year beginning February 1, 2019 unless Autodesk elects early adoption. The amendments require a modified retrospective approach with optional practical expedients. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01") regarding ASC Topic 825-10 "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. The amendments in ASU 2016-01 are effective for annual and interim periods beginning after December 15, 2017. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

2016 Form 10-K 80

ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Autodesk does not expect ASU 2015-05 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09 ("ASU 2014-09") regarding ASC Topic 606 “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date.  ASU 2014-09 will be effective for Autodesk’s fiscal year beginning February 1, 2018 unless we elect the earlier date of February 1, 2017. In addition, the FASB issued ASU 2016-08 in March 2016, to help provide interpretive clarifications on the new guidance in ASC Topic 606.  Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

2016 Form 10-K 81

2.     Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2016 and 2015.

	January 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$8.5	$—	$—	$8.5	$8.5	$—	$—
Certificates of deposit	267.6	—	—	267.6	267.6	—	—
Commercial paper	106.6	—	—	106.6	—	106.6	—
Custody cash deposit	2.1	—	—	2.1	2.1	—	—
Money market funds	382.4	—	—	382.4	—	382.4	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
U.S. treasury bills	103.0	—	—	103.0	103.0	—	—
Marketable securities:
Short-term available for sale
Asset backed securities	7.3	—	—	7.3	—	7.3	—
Certificates of deposit	190.3	—	—	190.3	190.3	—	—
Commercial paper	141.1	—	—	141.1	—	141.1	—
Corporate debt securities	377.1	0.1	(0.3)	376.9	376.9	—	—
Municipal bonds	9.7	—	—	9.7	9.7	—	—
Sovereign debt	20.1	—	—	20.1	—	20.1	—
U.S. government agency bonds	40.0	—	(0.1)	39.9	39.9	—	—
U.S. treasury bills	74.6	—	—	74.6	74.6	—	—
Short-term trading securities
Mutual funds	38.8	0.4	(1.2)	38.0	38.0	—	—
Long-term available for sale
Agency bonds	56.8	0.1	—	56.9	56.9	—	—
Asset backed securities	36.5	0.1	—	36.6	—	36.6	—
Corporate debt securities	320.9	0.3	(0.8)	320.4	320.4	—	—
Municipal securities	2.9	—	—	2.9	2.9	—	—
Sovereign debt	16.9	—	—	16.9	—	16.9	—
U.S. government agency securities	98.4	0.3	(0.1)	98.6	98.6	—	—
Convertible debt securities (2)	2.5	2.0	(1.1)	3.4	—	—	3.4
Derivative contracts (3)	1.5	7.8	(7.4)	1.9	—	1.6	0.3
Total	$2,310.6	$11.1	$(11.0)	$2,310.7	$1,594.4	$712.6	$3.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

2016 Form 10-K 82

	January 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$258.6	$—	$—	$258.6	$258.6	$—	$—
Commercial paper	161.0	—	—	161.0	—	161.0	—
Corporate bond	11.5	—	—	11.5	11.5	—	—
Custody cash deposit	141.5	—	—	141.5	141.5	—	—
Money market funds	127.3	—	—	127.3	—	127.3	—
Marketable securities:
Short-term available for sale
Agency bonds	37.9	—	—	37.9	37.9	—	—
Certificates of deposit	101.9	—	—	101.9	101.9	—	—
Commercial paper	258.4	—	—	258.4	—	258.4	—
Corporate debt securities	148.0	0.1	(0.1)	148.0	148.0	—	—
Municipal bond	29.2	0.1	—	29.3	29.3	—	—
Short-term trading securities
Mutual funds	36.9	3.4	—	40.3	40.3	—	—
Long-term available for sale
Agency bond	50.6	0.2	—	50.8	50.8	—	—
Corporate debt securities	199.4	0.6	(0.2)	199.8	199.8	—	—
Municipal securities	13.3	0.1	—	13.4	13.4	—	—
U.S. government agency securities	8.9	0.1	—	9.0	9.0	—	—
Convertible debt securities (2)	4.7	2.5	(2.1)	5.1	—	—	5.1
Derivative contracts (3)	3.5	19.5	(7.0)	16.0	—	15.1	0.9
Total	$1,592.6	$26.6	$(9.4)	$1,609.8	$1,042.0	$561.8	$6.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities, and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the year ended January 31, 2016.

Autodesk's cash equivalents, marketable securities, and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values it's available for sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either

2016 Form 10-K 83

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

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal years ended January 31, 2016 and 2015 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2014	$9.1	$20.2	$29.3
Purchases	0.1	0.6	0.7
Settlements	(0.8)	(3.0)	(3.8)
Losses included in interest and other expense	(7.5)	(13.3)	(20.8)
Gains included in OCI	—	0.6	0.6
Balances, January 31, 2015	0.9	5.1	6.0
Purchases	4.3	6.2	10.5
Settlements	(5.9)	(8.3)	(14.2)
Gains included in interest and other expense	1.0	—	1.0
Gains included in OCI	—	0.4	0.4
Balances, January 31, 2016	$0.3	$3.4	$3.7

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2016
	Cost	Fair Value
Due in 1 year	$849.2	$849.0
Due in 1 year through 5 years	542.5	543.2
Due in 5 years through 10 years	3.4	3.4
Total	$1,395.1	$1,395.6

As of January 31, 2016 and 2015, Autodesk did not have any material securities in a continuous unrealized loss position for greater than twelve months.

As of January 31, 2016 and 2015 Autodesk had $104.3 million and $52.6 million, respectively, in direct investments of privately held companies accounted for under the cost method. The increase from fiscal 2015 was primarily due to an approximately $27.4 million investment in FIT AG that was entered into simultaneously with the netfabb GmbH acquisition. Refer to Note 5. "Acquisitions" for further discussion regarding the acquisition and investment. The privately held investments are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its estimated fair value. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance, and any other readily available market data.

During fiscal 2016, Autodesk recorded $0.2 million in other-than-temporary impairment on its privately held equity and debt investments. During fiscal 2015, Autodesk recorded $19.2 million other-than-temporary impairment on its privately held equity and debt investments. The impairment expense was recorded in “Interest and other expense, net” on the Company's Consolidated Statement of Operations.

2016 Form 10-K 84

The sales or settlement of “available-for-sale securities” in fiscal 2016, 2015, and 2014 resulted in a gain of $0.1 million, a gain of $0.7 million, and a loss of $0.2 million, respectively. The losses and gains were recorded in "Interest and other expense, net" on the Company's Consolidated Statement of Operations.

Proceeds from the sale and maturity of marketable securities for fiscal 2016 and fiscal 2015 were $1.7 billion and $1.2 billion, respectively.

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

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quarterly using regression analysis as well as other timing and probability criteria. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gross gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other expense, net” in the Company's Consolidated Financial Statements at that time.

The net notional amount of these contracts are presented net settled and were $142.4 million at January 31, 2016 and $336.6 million at January 31, 2015. Outstanding contracts are recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value. The majority of the net gain of $15.7 million remaining in “Accumulated other comprehensive loss” as of January 31, 2016 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $231.6 million at January 31, 2016 and $44.6 million at January 31, 2015.

From time to time and consistent with its risk management policy, Autodesk also uses derivative instruments to hedge its economic exposure related to committed, in-process acquisitions priced in foreign currency.  Such derivatives do not qualify for hedge accounting and are marked-to-market through earnings, with any gain or loss reflected immediately in “Interest and other expense, net,” in each period.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt

2016 Form 10-K 85

securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in income as “Interest and other expense, net.”

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2016 and January 31, 2015:

	Balance Sheet Location	Fair Value at
		January 31, 2016	January 31, 2015
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets (1)	$3.4	$20.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	4.9	0.9
Total derivative assets		$8.3	$21.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities (2)	$3.4	$5.4
Derivatives not designated as hedging instrument	Other accrued liabilities	3.0	—
Total derivative liabilities		$6.4	$5.4
_______________

(1)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $5.1 million and $23.8 million at January 31, 2016 and January 31, 2015, respectively.

(2)
Considering Autodesk's master netting arrangements, these contracts are presented net settled. The gross balance is $5.1 million and $8.7 million at January 31, 2016 and January 31, 2015, respectively.

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2016, 2015, and 2014, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2016	2015	2014
Amount of gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$2.2	$46.4	$12.2
Amount and location of gain reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$39.8	$10.5	$13.1
Operating expenses	(10.5)	(3.5)	(1.6)
Total	$29.3	$7.0	$11.5
Amount and location of (loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.7)	$0.9	$(0.1)

2016 Form 10-K 86

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2016, 2015, and 2014, respectively (amounts presented include any income tax effects):

	Foreign Exchange Contracts
	Fiscal Year Ended January 31,
	2016	2015	2014
Amount and location of (loss) gain recognized in income on derivatives not designated as hedging instruments
Interest and other expense, net	$(1.7)	$(25.5)	$12.8

3.     Employee and Director Stock Plans

Stock Plans

As of January 31, 2016, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (as amended, the “2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are two expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On June 10, 2015, Autodesk's stockholders approved amendments to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 12.5 million shares. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 45.1 million shares which includes 39.1 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2016, 29.2 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 plan vest over periods ranging from immediately upon grant to over a three year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2016, 18.6 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Director's Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units, and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2016, 0.7 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Outside Directors' Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors' Plan. The 2012 Directors' Plan will expire on June 30, 2022. At January 31, 2016, 1.0 million shares were available for future issuance under the 2012 Director's Plan.

The following sections summarize activity under Autodesk’s stock plans.

2016 Form 10-K 87

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2016 is as follows:

	Number of Shares	Weighted average exercise price per share	Weighted average remaining contractual term	Aggregate Intrinsic Value (2)
	(in millions)		(in years)	(in millions)
Options outstanding at January 31, 2015	2.7	$34.46
Granted (1)	—	—
Exercised	(1.1)	30.88
Canceled/Forfeited	—	—
Options vested, exercisable and outstanding at January 31, 2016	1.6	$37.06	3.7	$15.4
Options available for grant at January 31, 2016	19.6
_______________

(1)	Autodesk did not grant stock options in the twelve months ended January 31, 2016.

(2)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $46.82 per share as of January 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 31, 2016, compensation cost related to stock options has been fully recognized.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the fiscal years ended January 31, 2016, 2015, and 2014:

	Fiscal year ended January 31,
	2016	2015	2014
Pre-tax intrinsic value of options exercised (1)	$32.6	$67.6	$149.0
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

The following table summarizes information about options vested and exercisable, and outstanding at January 31, 2016:

	Number of Shares (in millions)	Weighted average exercise price per share
Range of per-share exercise prices:
$12.31 - $34.70	0.5	$27.34
$36.06 - $41.62	0.6	40.62
$42.39 - $43.81	0.5	43.80
	1.6	$37.06

These options will expire if not exercised at specific dates ranging through September 2022.

2016 Form 10-K 88

Restricted Stock:

A summary of restricted stock unit activity for the fiscal year ended January 31, 2016 is as follows:

	Unreleased Restricted Stock Units	Weighted average grant date fair value
	(in thousands)
Unvested restricted stock units at January 31, 2015	7,801.3	$48.46
Granted	4,035.1	52.53
Vested	(3,657.5)	45.61
Canceled/Forfeited	(473.9)	50.19
Performance Adjustment (1)	34.6	54.92
Unvested restricted stock units at January 31, 2016	7,739.6	$51.80
_______________

(1)
Based on Autodesk's financial results for the performance period, the fiscal 2015, 2014 and 2013 performance stock units were earned at 113.8%, 65.8%, and 92.3% of the target award, respectively. The vesting of the 2013 performance stock units was subject to the holders satisfying the remaining service condition of the awards, which ended in March 2015.

For the restricted stock units granted during fiscal years ended January 31, 2016, 2015, and 2014, the weighted average grant date fair value was $52.53, $54.17, and $42.37, respectively. The fair value of the shares vested during fiscal years ended January 31, 2016, 2015, and 2014 was $193.3 million, $147.8 million, and $87.0 million, respectively.

During the fiscal year ended January 31, 2016, Autodesk granted 3.6 million restricted stock units. The restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $146.4 million, $118.9 million, and $74.9 million during fiscal years ended January 31, 2016, 2015, and 2014, respectively. As of January 31, 2016, total compensation cost not yet recognized of $248.2 million related to non-vested awards, is expected to be recognized over a weighted average period of 1.8 years. At January 31, 2016, the number of restricted stock units granted but unvested was 6.9 million.

During the fiscal year ended January 31, 2016, Autodesk granted 0.4 million performance stock units ("PSUs") for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria are based upon billings and subscriptions goals adopted by the Compensation and Human Resource Committee (the “Annual Financial Results”), as well as total stockholder return compared against the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the performance restricted stock units is expensed using the accelerated attribution method over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $23.2 million, $17.5 million, and $8.7 million during fiscal years ended January 31, 2016, 2015, and 2014 respectively. As of January 31, 2016, total compensation cost not yet recognized of $3.6 million related to non-vested PSUs, is expected to be recognized over a weighted average period of 0.8 years. At January 31, 2016, the number of PSUs granted but unvested was 0.8 million.

2016 Form 10-K 89

1998 Employee Qualified Stock Purchase Plan (“ESP Plan”)

Under Autodesk’s ESP Plan, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation subject to certain limitations, at not less than 85% of fair market value as defined in the ESP Plan. At January 31, 2016, a total of 43.3 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 10.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESP Plan, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESP Plan expires during fiscal 2018.

Autodesk issued 2.1 million shares under the ESP Plan at an average price of $36.29 per share in fiscal 2016, 2.1 million shares at an average price of $33.91 per share in fiscal 2015, and 2.9 million shares at an average price of $22.61 per share in fiscal 2014. The weighted average grant date fair value of awards granted under the ESP Plan during fiscal 2016, 2015, and 2014, calculated as of the award grant date using the BSM option pricing model, was $11.85, $15.14, and $11.80 per share, respectively. Autodesk recorded $27.1 million, $23.9 million, and $22.9 million of compensation expense associated with the ESP Plan in fiscal 2016, 2015, and 2014, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2016:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	9.3	$37.06	62.9	(1)
Total	9.3	$37.06	62.9
____________________

(1)	Included in this amount are 43.3 million securities available for future issuance under Autodesk’s ESP Plan.

4.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2016	2015	2014
Federal:
Current	$(4.7)	$(43.8)	$29.1
Deferred	220.9	(11.9)	(41.4)
State:
Current	0.5	(13.2)	0.6
Deferred	20.9	9.0	—
Foreign:
Current	68.4	69.5	63.9
Deferred	4.2	(8.4)	(1.1)
	$310.2	$1.2	$51.1

Pursuant to accounting standards related to stock-based compensation, the Company has unrecorded excess stock option tax benefits of $233.8 million as of January 31, 2016. These amounts will be credited to additional paid-in-capital when such amounts reduce cash taxes payable. Foreign pretax income was $218.2 million in fiscal 2016, $302.5 million in fiscal 2015, and $380.5 million in fiscal 2014.

2016 Form 10-K 90

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2016	2015	2014
Income tax provision at U.S. Federal statutory rate	$(7.1)	$29.0	$98.0
State income tax benefit, net of the U.S. Federal benefit	(7.6)	(4.0)	(2.9)
Foreign income taxed at rates different from the U.S. statutory rate	(29.4)	(40.0)	(57.1)
U.S. valuation allowance	345.0	2.9	2.1
Tax effect of non-deductible stock-based compensation	19.3	15.7	10.8
Research and development tax credit benefit	(9.4)	(7.2)	(8.8)
Closure of income tax audits and changes in uncertain tax positions	(4.7)	(0.7)	3.6
Tax effect of officer compensation in excess of $1.0 million	1.4	2.4	3.0
Non-deductible expenses	2.6	2.2	2.6
Other	0.1	0.9	(0.2)
	$310.2	$1.2	$51.1

Autodesk's tax expense was increased by $345.0 million during fiscal 2016 for valuation allowances reducing the Company's U.S. federal and state deferred tax assets to the amount more likely than not to be realized. The effective tax rate impact includes valuation allowances against the deferred tax assets that existed at the beginning of fiscal 2016, and valuation allowances to offset tax attributes generated during fiscal 2016.

The Protecting Americans from Tax Hikes (PATH) Act of 2015 enacted on December 18, 2015 extended and made permanent the federal R&D tax credit. As a result, our income tax provision for Fiscal 2016 includes a tax benefit that reduced our effective annual tax rate. We recorded federal R&D tax benefits of $9.4 million, $7.2 million and $8.8 million during fiscal 2016, 2015, and 2014, respectively. As of January 31, 2016, the deferred tax asset balances for U.S federal and state R&D tax credits were offset by a valuation allowance.

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2016	2015
Stock-based compensation	$37.5	$39.9
Research and development tax credit carryforwards	91.3	62.6
Foreign tax credit carryforwards	51.1	—
Accrued compensation and benefits	41.5	43.6
Other accruals not currently deductible for tax	23.6	18.4
Purchased technology and capitalized software	64.3	53.9
Fixed assets	18.6	16.2
Tax loss carryforwards	17.6	16.0
Deferred Revenue	56.7	48.0
Other	13.9	7.4
Total deferred tax assets	416.1	306.0
Less: valuation allowance	(398.0)	(70.8)
Net deferred tax assets	18.1	235.2
Indefinite lived intangibles	(54.1)	(40.7)
Unremitted earnings of foreign subsidiaries	(22.4)	(9.4)
Total deferred tax liabilities	(76.5)	(50.1)
Net deferred tax assets	$(58.4)	$185.1

The valuation allowance increased by $327.2 million, $3.6 million, and $15.9 million in fiscal 2016, 2015, and 2014, respectively. The fiscal 2016, 2015, and 2014 changes in valuation allowance were primarily related to U.S. and Canadian

2016 Form 10-K 91

deferred taxes. Autodesk recorded a $230.8 million valuation allowance against the Company's U.S. federal and remaining state deferred tax assets recorded in the second quarter of fiscal 2016. Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered recent cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and determined that it was not more likely than not that the federal and remaining state deferred tax assets would be realized. As Autodesk continually strives to optimize our overall business model, tax planning strategies may become feasible and prudent allowing us to realize many of the deferred tax assets which are offset by a valuation allowance; therefore, Autodesk will continue to evaluate the realizability of our net deferred tax assets each quarter, both in the US and in foreign jurisdictions, based on all available evidence, both positive and negative.

Autodesk provides U.S. income taxes on the earnings of foreign subsidiaries, except to the extent subsidiaries' earnings are considered permanently reinvested outside the U.S. As of January 31, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided was $1,942.2 million. The unrecognized deferred tax liability for these earnings was approximately $544.3 million.

Realization of foreign non-current net deferred tax assets of $9.2 million is dependent upon the company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and Autodesk then determines that it is not more likely than not to realize such deferred tax assets.

As of January 31, 2016, Autodesk had $222.7 million of cumulative federal tax loss carryforwards and $258.9 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in certain jurisdictions. These federal and state tax loss carryforwards will expire beginning fiscal 2019 through fiscal 2037 and fiscal 2019 through fiscal 2037, respectively. Autodesk also had $6.0 million of cumulative UK tax loss carryforwards, which may be available to reduce future income tax liabilities indefinitely. Autodesk had $6.8 million of cumulative federal and state capital loss carryforwards as of January 31, 2016 which are available to offset future capital gains through fiscal 2019.

As of January 31, 2016, Autodesk had $116.2 million of cumulative federal research tax credit carryforwards, $60.9 million of cumulative California state research tax credit carryforwards, and $50.4 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal tax credit carryforwards will expire beginning fiscal 2021 through fiscal 2037, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2027 through fiscal 2037. Autodesk also has $185.4 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2019 through fiscal 2027.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries is subject to reduced tax rates through fiscal 2016 and 2020, respectively with extensions available with incremental business and employment actions. We have no net income tax benefits attributable to the tax status of these business arrangements in fiscal 2016, compared to $1.2 million ($0.01 basic net income per share) in fiscal 2015, and $9.7 million ($0.04 basic net income per share) in fiscal 2014. The income tax benefits were offset by accruals of U.S. income taxes on undistributed earnings, among other factors.

As of January 31, 2016, the company had $254.3 million of gross unrecognized tax benefits, of which $236.8 million would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.

It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

2016 Form 10-K 92

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Gross unrecognized tax benefits at the beginning of the fiscal year	$245.8	$222.1	$212.7
Increases for tax positions of prior years	1.4	3.2	1.8
Decreases for tax positions of prior years	(7.0)	(2.5)	(0.3)
Increases for tax positions related to the current year	15.8	33.2	15.3
Decreases relating to settlements with taxing authorities	(0.5)	(5.4)	(4.6)
Reductions as a result of lapse of the statute of limitations	(1.2)	(4.8)	(2.8)
Gross unrecognized tax benefits at the end of the fiscal year	$254.3	$245.8	$222.1

It is the company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $3.3 million, $2.0 million, and $2.8 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2016, 2015, and 2014, respectively.

Autodesk and its subsidiaries are subject to income tax in the United States as well as numerous state and foreign jurisdictions. Autodesk's U.S. and state income tax returns for fiscal year 2003 through fiscal year 2016 remain open to examination. In addition, Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2004 to 2016.

5.     Acquisitions

During the fiscal years ended January 31, 2016 and January 31, 2015, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Consolidated Statement of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the following acquisitions, individually and in the aggregate, were not material to Autodesk's Consolidated Financial Statements.

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

Fiscal 2016 Acquisitions

On November 12, 2015, Autodesk closed a share purchase agreement with FIT AG (“FIT”) to acquire all of the outstanding shares of netfabb GmbH ("netfabb") for approximately $42.5 million cash consideration. Autodesk simultaneously entered into an investment agreement with FIT to invest approximately $27.4 million cash to acquire an equity interest in FIT. netfabb is a German-based provider of industrial grade additive manufacturing software solutions supporting most major 3D printers. FIT is a German-based provider of rapid prototyping and additive design and manufacturing services. The acquisition of netfabb is expected to provide Autodesk with software solutions that will reduce production costs and increase efficiency in 3D printing and additive manufacturing.  netfabb will be integrated into Autodesk's PSEB segment. The amount of goodwill that is expected to be deductible for U.S. income tax purposes is $29.8 million.

During the fiscal year ended January 31, 2016, Autodesk also completed several other business combinations and technology acquisitions for total cash consideration of $106.8 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

2016 Form 10-K 93

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2016:

	netfabb	Other
Developed technologies	$6.6	$27.3
Customer relationships and other non-current intangible assets	6.2	12.9
Trade name	1.4	4.7
Goodwill	32.8	64.5
Deferred Revenue (current and non-current)	(1.0)	(0.7)
Deferred tax liability	(3.9)	(2.4)
Net tangible assets (liabilities)	0.4	0.5
	$42.5	$106.8

For netfabb and certain other business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). For netfabb, the primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill, as well as pending finalization of the valuation of certain intangible assets accounted for as part of the business combination. For certain other business combinations, the primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill.

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

During the fiscal year ended January 31, 2015, Autodesk also completed 21 other business combination and technology acquisitions for total cash consideration of approximately $234.5 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

2016 Form 10-K 94

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2015:

	Shotgun	Within	Delcam	Other
Developed technologies	$5.4	$4.6	$28.9	$39.0
Customer relationships	7.5	3.6	39.7	9.8
Trade name	1.6	1.2	16.5	6.3
Goodwill	43.2	80.6	190.4	180.6
Deferred Revenue	(0.7)	—	(10.4)	(0.4)
Deferred tax (liability) asset	(2.6)	(1.7)	(13.2)	(2.1)
Net tangible assets	0.1	(0.3)	32.7	1.3
Total	$54.5	$88.0	$284.6	$234.5

6.     Deferred Compensation

At January 31, 2016, Autodesk had marketable securities totaling $1,430.2 million, of which $38.0 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $38.0 million at January 31, 2016, of which $1.9 million was classified as current and $36.1 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2015 was $40.3 million, of which $5.3 million was classified as current and $35.0 million was classified as non-current liabilities. The securities are recorded in the Consolidated Balance Sheets under the current portion of "Marketable Securities". The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.     Borrowing Arrangements

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% senior notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% senior notes due June 15, 2025 (collectively, the “2015 Senior Notes”). Autodesk received net proceeds of $742.0 million from issuance of the 2015 Senior Notes, net of a discount of $1.7 million and issuance costs of $6.3 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Senior Notes using the effective interest method. The proceeds of the 2015 Senior Notes are available for general corporate purposes. Autodesk may redeem the 2015 Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Senior Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Senior Notes was approximately $756.9 million as of January 31, 2016.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022 (collectively, the "2012 Senior Notes"). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Senior Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Senior Notes using the effective interest method. The proceeds of the 2012 Senior Notes are available for general corporate purposes. Autodesk may redeem the 2012 Senior Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2012 Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2012 Senior Notes contain restrictive covenants that limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of our assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the 2012 Senior Notes was approximately $738.0 million as of January 31, 2016.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on

2016 Form 10-K 95

Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a debt to capitalization ratio, and an interest coverage ratio. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. In May 2015, Autodesk amended and restated the credit agreement to extend the facility's maturity date from May 2018 to May 2020 and to update the calculation for our financial covenants. As of January 31, 2016, we were in compliance with the credit facility’s covenants. At January 31, 2016 and January 31, 2015, Autodesk had no outstanding borrowings on this line of credit.

8.     Commitments and Contingencies

Lease commitments

Autodesk leases office space and computer equipment under non-cancellable operating lease agreements that expire at various dates through 2090. The leases generally provide that Autodesk pay taxes, insurance, and maintenance expenses related to the leased assets. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time. At January 31, 2016, the aggregate future minimum lease payments required were as follows:

2017	$61.0
2018	54.8
2019	43.1
2020	26.2
2021	18.0
Thereafter	51.2
254.3
Less: Sublease income	1.6
$252.7

Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Rent expense	$58.7	$55.0	$50.2

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2016 were approximately $100.2 million for periods through fiscal 2020. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing, and software development services.

Autodesk has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of license and other revenue and cost of subscription revenue on Autodesk’s Consolidated Statements of Operations, was $17.4 million in fiscal 2016, $17.9 million in fiscal 2015, and $18.0 million in fiscal 2014.

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

2016 Form 10-K 96

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

9.     Stockholders' Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2016, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Programs

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired 8.5 million shares in fiscal 2016 at an average repurchase price of $53.58 per share, 6.9 million shares in fiscal 2015 at an average repurchase price of $53.83 per share, and 10.5 million shares in fiscal 2014 at an average repurchase price of $40.43.

At January 31, 2016, 6.3 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and restricted stock unit issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

2016 Form 10-K 97

10.    Interest and Other Expense, net

Interest and other expense, net, consists of the following:

	Fiscal Year Ended January 31,
	2016	2015	2014
Interest and investment expense, net	$(33.9)	$(13.2)	$(9.8)
(Loss) gain on foreign currency	—	(3.9)	4.0
Gain (loss) on strategic investments	3.8	(23.3)	(1.8)
Other income	8.5	2.7	2.7
Interest and other expense, net	$(21.6)	$(37.7)	$(4.9)

11.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, was comprised of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2014	$3.5	$1.8	$(7.7)	$1.8	$(0.6)
Other comprehensive income (loss) before reclassifications	47.0	(1.7)	(18.3)	(80.7)	(53.7)
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(7.0)	1.7	0.5	—	(4.8)
Tax effects	(0.7)	(0.2)	1.8	4.9	5.8
Net current period other comprehensive income (loss)	39.3	(0.2)	(16.0)	(75.8)	(52.7)
Balances, January 31, 2015	42.8	1.6	(23.7)	(74.0)	(53.3)
Other comprehensive income (loss) before reclassifications	1.6	(1.3)	(6.8)	(35.2)	(41.7)
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(29.3)	(0.1)	1.3	—	(28.1)
Tax effects	0.6	—	0.9	0.5	2.0
Net current period other comprehensive loss	(27.1)	(1.4)	(4.6)	(34.7)	(67.8)
Balances, January 31, 2016	$15.7	$0.2	$(28.3)	$(108.7)	$(121.1)

Reclassifications related to gains and losses on available for sale securities are included in Interest and other expense, net. Refer to Note 2, "Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. Refer to Note 14, "Retirement Benefit Plans".

2016 Form 10-K 98

12.     Net (Loss) Income Per Share

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

	Fiscal Year Ended January 31,
	2016	2015	2014
Numerator:
Net (loss) income	$(330.5)	$81.8	$228.8
Denominator:
Denominator for basic net (loss) income per share—weighted average shares	226.0	227.1	224.0
Effect of dilutive securities (1)	—	5.3	5.6
Denominator for dilutive net (loss) income per share	226.0	232.4	229.6
Basic net (loss) income per share	$(1.46)	$0.36	$1.02
Diluted net (loss) income per share	$(1.46)	$0.35	$1.00
____________________

(1)
Dilutive securities of 4.7 million shares for the fiscal year ended January 31, 2016 have been excluded from the calculation of diluted net (loss) income per share as those shares would have been anti-dilutive due to the net loss incurred during this period.

The computation of diluted net (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. For the fiscal years ended January 31, 2016, 2015, and 2014, 0.1 million, 0.1 million, and 5.4 million potentially anti-dilutive shares, respectively, were excluded from the computation of net (loss) income per share.

13.     Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: AEC, MFG, PSEB, and M&E. Autodesk has no material inter-segment revenue.

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

AEC software products help to improve the way building, civil infrastructure, process plant, and construction projects are designed, built, and managed. A broad portfolio of solutions enables greater efficiency, accuracy, and sustainability across the entire project lifecycle. Autodesk AEC solutions include advanced technology for BIM, AutoCAD-based design and documentation productivity software, sustainable design analysis applications, and collaborative project management solutions. BIM, an integrated process for building and infrastructure design, analysis, documentation, and construction, uses consistent, coordination information to improve communication and collaboration between the extended project team. AEC provides a comprehensive portfolio of BIM solutions that help customers deliver projects faster and more economically, while minimizing environmental impact. AEC’s revenue primarily includes revenue from the sales of Autodesk Building Design Suites, Autodesk Infrastructure Design Suites, AEC flexible enterprise offerings, AEC consulting services, and AutoCAD Civil 3D.

MFG provides the manufacturers in automotive and transportation, industrial machinery, consumer products and building products with comprehensive digital prototyping solutions that bring together design data from all phases of the product development process to develop a single digital model created in Autodesk Inventor software. Autodesk’s solutions for digital prototyping enable a broad group of manufacturers to realize benefits with minimal disruption to existing workflows. MFG’s revenue primarily includes revenue from the sales of licenses of Autodesk Product Design Suites, AutoCAD Mechanical, Delcam, and Autodesk Moldflow products.

2016 Form 10-K 99

PSEB includes Autodesk’s design product, AutoCAD. Autodesk’s AutoCAD product is a platform product that underpins the Company’s design product offerings for the industries it serves. For example, AEC and MFG offer tailored versions of AutoCAD software for the industries they serve. Autodesk’s AutoCAD product also provides a platform for Autodesk’s developer partners to build custom solutions for a range of diverse design-oriented markets. PSEB's revenue primarily includes revenue from sales of AutoCAD and AutoCAD LT, the AutoCAD Design Suite, and many other design products, including consumer design products, as well as from sales of licenses of other Autodesk's design products.

M&E consists of two product groups: Animation and Creative Finishing. Animation products, such as Autodesk Maya, Autodesk 3ds Max, and the Autodesk Entertainment Creation Suites, are sold as software only and provide tools for digital sculpting, modeling, animation, effects, rendering and compositing, for design visualization, visual effects, and games production. M&E products are also included in a number of PSEB, AEC, and MFG focused suites. Creative Finishing products, such as Autodesk Flame and Autodesk Lustre, provide editing, finishing, and visual effects design and color grading.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Fiscal year ended January 31,
	2016	2015	2014
Net revenue:
Architecture, Engineering, and Construction	$949.1	$872.6	$730.6
Manufacturing	724.6	675.6	579.4
Platform Solutions and Emerging Business	670.4	796.7	789.2
Media and Entertainment	160.0	167.3	174.7
	$2,504.1	$2,512.2	$2,273.9
Gross profit:
Architecture, Engineering, and Construction	$857.0	$785.8	$663.8
Manufacturing	638.1	604.0	531.5
Platform Solutions and Emerging Business	572.0	712.3	716.8
Media and Entertainment	127.1	127.3	137.8
Unallocated (1)	(60.8)	(59.3)	(50.3)
	$2,133.4	$2,170.1	$1,999.6
Depreciation, amortization and accretion:
Architecture, Engineering, and Construction	$1.5	$1.3	$0.2
Manufacturing	1.3	3.0	0.9
Platform Solutions and Emerging Business	9.8	6.8	5.5
Media and Entertainment	0.2	0.3	0.2
Unallocated	133.0	134.5	122.1
	$145.8	$145.9	$128.9
_______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

2016 Form 10-K 100

Information regarding Autodesk’s operations by geographic area is as follows:

	Fiscal year ended January 31,
	2016	2015	2014
Net revenue:
Americas
U.S.	$803.9	$736.4	$672.3
Other Americas	168.9	161.6	146.6
Total Americas	972.8	898.0	818.9
Europe, Middle East, and Africa	934.6	980.0	851.8
Asia Pacific
Japan	219.7	269.0	274.5
Other Asia Pacific	377.0	365.2	328.7
Total Asia Pacific	596.7	634.2	603.2
Total net revenue	$2,504.1	$2,512.2	$2,273.9

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	January 31,
	2016	2015
Long-lived assets (1):
Americas
U.S.	$118.8	$108.8
Other Americas	3.2	3.1
Total Americas	122.0	111.9
Europe, Middle East, and Africa	25.7	25.0
Asia Pacific	21.6	22.3
Total long-lived assets	$169.3	$159.2
____________________

(1)	Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets.

14.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $17.3 million in fiscal 2016, $11.2 million in fiscal 2015, and $8.1 million in fiscal 2014. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

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

2016 Form 10-K 101

Benefit Obligation and Plan Assets

The changes in the projected benefit obligations and plan assets for the plans described above were as follows:

	Fiscal year ended January 31,
	2016	2015
Beginning projected benefit obligation	$144.7	$62.2
Service cost	5.7	4.6
Interest cost	3.3	3.9
Actuarial loss (gain)	6.3	18.8
Benefits paid	(6.5)	(7.5)
Foreign currency exchange rate changes	(10.1)	(1.2)
Curtailments and settlements	(2.2)	(2.9)
Contributions by plan participants	4.0	5.9
Business combinations	—	60.9
Ending projected benefit obligation	$145.2	$144.7

Beginning fair value of plan assets	$104.2	$40.7
Actual return on plan assets	1.3	4.1
Contributions paid by employer	4.5	4.9
Contributions paid by plan participants	4.0	5.9
Benefit payments	(6.5)	(7.5)
Curtailments and settlements	—	(2.9)
Foreign currency exchange rate changes	(6.1)	(1.2)
Business combinations	—	60.2
Ending fair value of plan assets	$101.4	$104.2
Funded status	$(43.8)	$(40.5)

Amounts included within the business combinations line above represent plan assets and liabilities assumed under the acquisition of Delcam.

The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2016	2015
Other long-term liabilities	$43.8	$40.5
Accumulated other comprehensive loss, before tax	32.2	26.6
Net amount recognized	$76.0	$67.1

On a worldwide basis, our defined benefit pension plans were 70% funded as of January 31, 2016. Funded status is not indicative of our ability to pay ongoing pension benefits or of Autodesk's obligation to fund retirement accounts.

2016 Form 10-K 102

As of January 31, 2016, the aggregate accumulated benefit obligation was $127.1 million for the defined benefit pension plans compared to $124.3 million as of January 31, 2015. Included in the aggregate data in the following tables are the amounts applicable to our defined benefit pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2016	2015
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$127.1	$124.0
Plan Assets	101.4	103.9
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$145.2	$144.7
Plan Assets	101.4	104.2

Defined Benefit Pension Plan Assets

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

Defined benefit pension plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period as follows:

	Fiscal Year Ended January 31,
	2016				2015
	Level 1	Level 2	Level 3	Total	Total
Investment fund	$—	$58.5	$—	$58.5	$60.6
Insurance contracts	—	42.6	—	42.6	43.5
Total assets measured at fair value	—	101.1	—	101.1	104.1
Cash	0.3	—	—	0.3	0.1
Total pension plan assets at fair value	$0.3	$101.1	$—	$101.4	$104.2

The assets held in the investment fund in the preceding table are invested in a diversified growth fund actively managed by Russell Investments in association with Aon Hewitt. The objective of the fund is to generate capital appreciation on a long-term basis through a diversified portfolio of investments. The fund aims to deliver equity-like returns in the medium to long term with around two-thirds the volatility of equity markets. The fair value of the assets held in the investment fund classified as Level 2 are either priced using quoted prices for identical assets in inactive markets or priced monthly at net asset value without restrictions on redemption.

The insurance contracts in the preceding table represent the immediate cash surrender value of assets managed by qualified insurance companies. Autodesk does not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 42% of total plan assets as of both January 31, 2016 and January 31, 2015.

2016 Form 10-K 103

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2017	$3.9
2018	3.9
2019	3.7
2020	3.5
2021	3.5
2022-2026	19.1

Funding Expectations

Our expected required funding for the plans during fiscal 2017 is approximately $4.3 million.

Net Periodic Benefit Cost

The components of net periodic pension cost for the defined benefit pension plans for fiscal 2016, 2015, and 2014 are as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Service cost for benefits earned during the period	$5.7	$4.6	$5.4
Interest cost on projected benefit obligation	3.3	3.9	1.1
Expected return on plan assets	(3.9)	(4.6)	(0.8)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)
Amortization of loss	1.4	0.6	1.0
Net periodic benefit cost	$6.4	$4.4	$6.6

Amounts Recorded in OCI

The components of other comprehensive income for the defined benefit pension plans before taxes for fiscal 2016, 2015, and 2014 are as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Prior service credit for period	$(2.2)	$—	$—
Net loss (gain) for period	9.1	18.4	(3.9)
Amortization of prior service credit	0.1	0.1	0.1
Amortization of net loss	(1.4)	(0.6)	(1.0)
Other comprehensive loss (income)	$5.6	$17.9	$(4.8)

Amounts Recorded in AOCI

The amounts recorded in accumulated other comprehensive loss before taxes at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2016	2015
Net prior service credit	$(3.9)	$(1.8)
Net actuarial loss	36.1	28.4
Accumulated other comprehensive loss, before tax	$32.2	$26.6

2016 Form 10-K 104

The estimated amounts that will be amortized from AOCI into net periodic benefit cost over the next fiscal year for the qualified defined benefit pension plans are as follows:

Pension Benefits
Amortization of prior service credit	$(0.1)
Amortization of the net loss	1.5
Total amortization	$1.4

Assumptions

Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Discount rate	3.2%	3.3%	2.3%
Expected long-term rate of return on plan assets	3.8%	3.9%	1.9%
Rate of compensation increase	2.2%	2.2%	2.2%

The weighted-average expected long-term rate of return for the plan assets is 3.8%. The weighted-average expected long-term rate of return on plan assets is based on the interest rates guaranteed under the insurance contracts, and the expected rate of return appropriate for each category of assets weighted for the distribution within the diversified investment fund. The assumptions used for the plans are based upon customary rates and practices for the location of the plans. Factors such as asset class allocations, long-term rates of return (actual and expected), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumption for our defined benefit pension plans.

Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2016	2015	2014
Discount rate	2.2%	2.4%	2.2%
Rate of compensation increase	2.6%	1.2%	2.2%

In selecting the appropriate discount rate for the plans, the Company uses country-specific information, adjusted to reflect the duration of the particular plan. The discount rate was based on highly rated long-term bond indexes and yield curves that match the duration of the plan’s benefit obligations.

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $23.0 million in fiscal 2016, $23.5 million in fiscal 2015, and $22.3 million in fiscal 2014.

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 6, “Deferred Compensation,” for further discussion.

2016 Form 10-K 105

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

During fiscal 2013, the Board of Directors of the Company approved a world-wide restructuring plan in line with the Company's strategy, including its continuing shift to cloud and mobile computing ("Fiscal 2013 Plan"). The restructuring plan resulted in a reduction of approximately 500 positions and the consolidation of eight leased facilities, with an aggregate charge of $46.2 million to date. By January 31, 2015, the personnel and facilities related actions included in this restructuring plan were substantially complete.

The following table sets forth the restructuring activities for the fiscal years ended January 31, 2016 and 2015:

	Balances, January 31, 2015	Additions	Payments	Adjustments (1)	Balances, January 31, 2016
Fiscal 2013 Plan
Lease termination and asset costs	$0.2	$—	$(0.1)	$—	$0.1
Fiscal 2014 Plan
Lease termination and asset costs	1.4	—	(0.4)	0.2	1.2
Total	$1.6	$—	$(0.5)	$0.2	$1.3
Current portion (2)	$0.7				$0.8
Non-current portion (2)	0.9				0.5
Total	$1.6				$1.3
____________________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

	Balances, January 31, 2014	Additions	Payments	Adjustments (1)	Balances, January 31, 2015
Fiscal 2013 Plan
Employee termination costs	$0.1	$—	$—	$(0.1)	$—
Lease termination and asset costs	0.2	0.3	(0.3)	—	0.2
Fiscal 2014 Plan
Employee termination costs	3.5	2.5	(6.0)	—	—
Lease termination and asset costs	1.3	0.3	(0.5)	0.3	1.4
Total	$5.1	$3.1	$(6.8)	$0.2	$1.6
Current portion (2)	$4.0				$0.7
Non-current portion (2)	1.1				0.9
Total	$5.1				$1.6
_______________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

2016 Form 10-K 106

16.     Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2016 and 2015 is as follows:

2016	1st quarter	2nd quarter (1)	3rd quarter	4th quarter (2)	Fiscal year
Net revenue	$646.5	$609.5	$599.8	$648.3	$2,504.1
Gross profit	554.7	516.5	508.8	553.4	2,133.4
Income (loss) from operations	21.5	4.3	(14.8)	(9.7)	1.3
Provision for income taxes	(2.7)	(269.5)	(21.3)	(16.7)	(310.2)
Net income (loss)	19.1	(268.6)	(43.8)	(37.2)	(330.5)
Basic net income (loss) per share	$0.08	$(1.18)	$(0.19)	$(0.17)	$(1.46)
Diluted net income (loss) per share	$0.08	$(1.18)	$(0.19)	$(0.17)	$(1.46)
Income (loss) from operations includes the following items:
Stock-based compensation expense	$50.2	$40.7	$50.2	$56.1	$197.2
Amortization of acquisition related intangibles	22.4	20.2	19.7	19.9	82.2

2015	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$592.5	$637.1	$618.0	$664.6	$2,512.2
Gross profit	513.8	549.2	532.0	575.1	2,170.1
Income from operations	42.2	49.9	14.6	14.0	120.7
Provision for income taxes	(7.3)	(11.6)	(0.9)	18.6	(1.2)
Net income	28.3	31.3	10.7	11.5	81.8
Basic net income per share	$0.12	$0.14	$0.05	$0.05	$0.36
Diluted net income per share	$0.12	$0.13	$0.05	$0.05	$0.35
Income from operations includes the following items:
Stock-based compensation expense	$33.6	$39.8	$43.1	$49.1	$165.6
Amortization of acquisition related intangibles	23.9	24.6	22.6	21.9	93.0
Restructuring charges, net	2.3	0.8	—	—	3.1
____________________

(1)
Certain second quarter fiscal 2016 balances have been revised to include the correction of an error identified in the third quarter of fiscal 2016, resulting in an additional $33.1 million of income tax expense from the previously reported results, primarily related to the establishment of a valuation allowance. See Note 1, "Business and Summary of Significant Accounting Policies" for further discussion.

(2)
Subsequent to furnishing preliminary financial statements on Form 8-K on February 25, 2016 for the three and twelve months ended January 31, 2016, Autodesk identified a $4.5 million tax adjustment associated with deemed foreign withholding taxes related to non-permanently reinvested earnings in foreign jurisdictions which have not yet repatriated resulting in changes to the Consolidated Financial Statements as reflected in this Annual Report on Form 10-K. This non-cash adjustment resulted in an increase to GAAP diluted loss per share from $(0.15) to $(0.17) for the three months ended January 31, 2016.

17.     Subsequent Events (Unaudited)

Following a review of its business, on February 2, 2016, the Board of Directors of the Company approved a world-wide restructuring plan that includes a reduction in force that will result in the termination of approximately 10% of the Company’s workforce, or approximately 925 employees, and the consolidation of certain leased facilities. The Company is taking these actions to accelerate its move to the cloud and its transition to a subscription-based business model. The restructuring is expected to reduce expenses, streamline the organization, and reallocate resources to align more closely with the company’s needs going forward. Although the Company is reducing its overall staffing levels in the near term, the Company plans to invest in key development areas and strategic opportunities.

The Company expects to substantially complete the reduction in force and the facilities consolidation by the end of its fourth quarter of fiscal 2017 (ending January 31, 2017). The Company anticipates incurring pre-tax restructuring charges of $85

2016 Form 10-K 107

million to $95 million, substantially all of which would result in cash expenditures, $77 million to $85 million of which would be for one-time employee termination benefits, and $8 million to $10 million of which would be for facilities-related and other costs.

2016 Form 10-K 108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 23, 2016 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 23, 2016

2016 Form 10-K 109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management concluded that a material weakness exists in its internal control over financial reporting related to its controls over the technical review of the reconciliation of the deferred tax accounts and the effective tax rate. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2016. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2016 financial statements, and this report does not affect our report dated March 23, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Autodesk, Inc. has not maintained effective internal control over financial reporting as of January 31, 2016, based on the COSO criteria.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 23, 2016

2016 Form 10-K 110

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2016 for reasons described below.

However, corrective actions have been initiated to address the internal control weakness as described below under the section "Remediation Efforts with Respect to Material Weakness".

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

During the year ended January 31, 2016, our management has concluded our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to the material weakness discussed in further detail below. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

In connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management concluded that a material weakness exists in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have performed additional analyses and other procedures to enable management to conclude that, notwithstanding the existence of the material weakness described above, the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

2016 Form 10-K 111

Remediation Efforts with Respect to Material Weakness

Management initiated remediation plans including the following:

•	enhancing our technical accounting review for complex income tax considerations;

•	enhancing our income tax controls to include specific activities to ensure proper classification of deferred taxes;

•
supplementing our accounting and tax professionals with the engagement of an internationally recognized accounting firm to assist us in the technical review regarding the application of tax rules around deferred tax assets and liabilities; and

•	assessed and reorganized the structure of our tax function to enhance the level of documentation, technical oversight, and review.

Management will continue to enhance its controls to include refinements and improvements to certain controls over the accounting for income taxes. The Company’s enhanced controls will continue to evolve and have not had a sufficient period of time to operate for management to conclude that they were operating effectively. Management believes the foregoing efforts will effectively remediate the material weakness.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

2016 Form 10-K 112

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 23, 2016 regarding our executive officers.

Name	Age	Position
Carl Bass	58	President and Chief Executive Officer
R. Scott Herren	54	Senior Vice President and Chief Financial Officer
Andrew Anagnost	51	Senior Vice President, Industry Strategy and Marketing
Jan Becker	63	Senior Vice President, Human Resources and Corporate Real Estate
Steve M. Blum	51	Senior Vice President, Worldwide Sales and Services
Pascal W. Di Fronzo	51	Senior Vice President, General Counsel and Secretary
Amar Hanspal	52	Senior Vice President, Autodesk Product Group

Carl Bass joined Autodesk in September 1993 and has served as President and Chief Executive Officer since May 2006. Mr. Bass served as Interim Chief Financial Officer from August 2014 to November 2014 and August 2008 to April 2009. From June 2004 to April 2006, Mr. Bass served as Chief Operating Officer. From February 2002 to June 2004, Mr. Bass served as Senior Executive Vice President, Design Solutions Group. From August 2001 to February 2002, Mr. Bass served as Executive Vice President, Emerging Business and Chief Strategy Officer. From June 1999 to July 2001, he served as President and Chief Executive Officer of Buzzsaw.com, Inc., a spin-off from Autodesk. Mr. Bass has also held other executive positions within Autodesk. Mr. Bass served on the boards of directors of McAfee, Inc. from January 2008 until it was acquired by Intel Corporation in February 2011 and E2open, Inc. from July 2011 until it was acquired by Insight Venture Partners in April 2014. Mr. Bass has served on the boards of directors of Autodesk, Inc. since January 2006, HP, Inc. since November 2015 and Zendesk, Inc. since February 2016.

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

Andrew Anagnost joined Autodesk in September 1997 and has served as our Senior Vice President, Industry Strategy & Marketing since March 2012. From December 2009 to March 2012, Dr. Anagnost was Vice President, Product Suites and Web Services. Prior to this position, Dr. Anagnost served as Vice President of CAD/CAE products for the manufacturing division from March 2007 to December 2009. Previously, Dr. Anagnost held other senior management positions at Autodesk. Prior to joining Autodesk, Dr. Anagnost held various engineering, sales, marketing and product management positions at Lockheed Aeronautical Systems Company and EXA Corporation. He also served as an NRC post-doctoral fellow at NASA Ames Research Center.

2016 Form 10-K 113

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

Amar Hanspal joined Autodesk in June 1987 and has served as our Senior Vice President, Autodesk Product Group since November 2015. From February 2012 to November 2015, Mr. Hanspal served as Senior Vice President, Information Modeling & Platform Product Group. Prior to this position, Mr. Hanspal served as Senior Vice President, Platform Solutions and Emerging Business from January 2007 to February 2012 and as Vice President of Autodesk Collaboration Solutions from January 2003 to January 2007. Previously, Mr. Hanspal held other executive and non-executive positions at Autodesk.
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

2016 Form 10-K 114

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

2.
Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2016, 2015, and 2014, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

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

(c)     Financial Statement Schedules: See Item 15(a), above.

2016 Form 10-K 115

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2016
Allowance for doubtful accounts	$6.3	$2.3	$1.0	$7.6
Product returns reserves	2.6	10.4	11.4	1.6
Partner Program reserves (1)	36.5	267.4	258.7	45.2
Restructuring	1.6	—	0.3	1.3
Fiscal Year Ended January 31, 2015
Allowance for doubtful accounts	$4.9	$1.6	$0.2	$6.3
Product returns reserves	4.0	17.4	18.8	2.6
Partner Program reserves (1)	38.4	237.3	239.2	36.5
Restructuring	5.6	3.2	7.2	1.6
Fiscal Year Ended January 31, 2014
Allowance for doubtful accounts	$5.6	$1.3	$2.0	$4.9
Product returns reserves	4.9	23.1	24.0	4.0
Partner Program reserves (1)	48.3	278.6	288.5	38.4
Restructuring	8.9	12.8	16.1	5.6
 ____________________

(1)	The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

2016 Form 10-K 116

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.
		By:	/s/ CARL BASS
Carl Bass
President and Chief Executive Officer
Dated:	March 23, 2016

2016 Form 10-K 117

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 23, 2016.

2016 Form 10-K 118

Signature	Title
/s/ CARL BASS	President and Chief Executive Officer (Principal Executive Officer)
Carl Bass

/s/ R. SCOTT HERREN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
R. Scott Herren

/s/ PAUL UNDERWOOD	Vice President and Controller (Principal Accounting Officer)
Paul Underwood

/s/ CRAWFORD W. BEVERIDGE	Director (Non-executive Chairman of the Board)
Crawford W. Beveridge

Director
Jeff Clarke

/s/ J. HALLAM DAWSON	Director
J. Hallam Dawson

Director
Scott Ferguson

/s/ THOMAS GEORGENS	Director
Thomas Georgens

/s/ PER-KRISTIAN HALVORSEN	Director
Per-Kristian Halvorsen

Director
Rick Hill

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

/s/ STACY J. SMITH	Director
Stacy J. Smith

/s/ STEVEN M. WEST	Director
Steven M. West

2016 Form 10-K 119

Index to Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, file no. 000-14338)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016)

4.1
Indenture dated December 13, 2012, by and between Autodesk, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.2
First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between Autodesk, Inc. and U.S. Bank National Association. (incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.3
Second Supplemental Indenture (including Form of Notes), dated June 5, 2015, by and between Autodesk, Inc. and U.S. Bank National Association. (incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2015)

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

10.9*
Registrant’s 2008 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008)

10.10*	Registrant’s 2008 Employee Stock Plan Form of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 6, 2009)

10.11*
Registrant’s 2008 Employee Stock Plan Forms of Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.12*
Registrant’s 2008 Employee Stock Plan Forms of Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

2016 Form 10-K 120

Exhibit No.	Description
10.13*	Registrant's 2012 Employee Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on June 11, 2015)

10.14*	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.15*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.16*
Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.17*	Amendments to certain stock option agreements (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.18*	Registrant’s 2010 Outside Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 16, 2009)

10.19*
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

10.21*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated (filed herewith)

10.22*
Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.23*	Registrant’s Executive Incentive Plan, as amended and restated (filed herewith)

10.24*
Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009)

10.25*
Participants, target awards and payout formulas for fiscal year 2016 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 17, 2015)

10.26*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current report on Form 8-K filed on September 23, 2013)

10.27*
Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Form 10-Q for the fiscal quarter ended July 31, 2014)

10.28*
Form of Indemnification Agreement executed by Autodesk and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.29*
Third Amended and Restated Employment Agreement between Registrant and Carl Bass dated March 21, 2013 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 25, 2013)

10.30*
R. Scott Herren Offer Letter dated September 23, 2014 (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014)

2016 Form 10-K 121

Exhibit No.	Description

10.31*
Registrant’s Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008)

10.32*
Amendment to Registrant's Equity Incentive Deferral Plan effective as of February 17, 2012 (incorporated by reference to Exhibit 10.37 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2012)

10.33
Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.34
Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010)

10.35
Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on May 29, 2015)

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

2016 Form 10-K 122