Form 10-Q
period 2016-04-30
AUTODESK INC
filed 2016-06-06
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

As of May 31, 2016, registrant had outstanding approximately 224,656,057 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2016	2015
Net revenue:
Subscription	$326.0	$319.8
License and other	185.9	326.7
Total net revenue	511.9	646.5
Cost of revenue:
Cost of subscription revenue	39.7	38.7
Cost of license and other revenue	52.8	53.1
Total cost of revenue	92.5	91.8
Gross profit	419.4	554.7
Operating expenses:
Marketing and sales	242.9	253.9
Research and development	195.5	194.5
General and administrative	75.8	75.9
Amortization of purchased intangibles	7.9	8.9
Restructuring charges and other facility exit costs, net	52.3	—
Total operating expenses	574.4	533.2
(Loss) income from operations	(155.0)	21.5
Interest and other (expense) income, net	(3.6)	0.3
(Loss) income before income taxes	(158.6)	21.8
Provision for income taxes	(14.4)	(2.7)
Net (loss) income	$(173.0)	$19.1
Basic net (loss) income per share	$(0.77)	$0.08
Diluted net (loss) income per share	$(0.77)	$0.08
Weighted average shares used in computing basic net (loss) income per share	224.4	227.2
Weighted average shares used in computing diluted net (loss) income per share	224.4	231.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2016	2015
Net (loss) income	$(173.0)	$19.1
Other comprehensive (loss), net of reclassifications:
Net loss on derivative instruments (net of tax effect of ($1.9) and ($1.5), respectively)	(9.5)	(5.4)
Change in net unrealized gain on available-for-sale securities (net of tax effect of ($0.5) and ($0.1), respectively)	2.3	0.2
Change in defined benefit pension items (1)	0.3	0.7
Net change in cumulative foreign currency translation gain (net of tax effect of $0.0 and $3.8, respectively)	6.5	1.8
Total other comprehensive (loss)	(0.4)	(2.7)
Total comprehensive (loss) income	$(173.4)	$16.4
____________________

(1)	There were no tax effects related to defined benefit pension items for each of the periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,223.4	$1,353.0
Marketable securities	1,043.9	897.9
Accounts receivable, net	256.4	653.6
Prepaid expenses and other current assets	105.3	88.6
Total current assets	2,629.0	2,993.1
Marketable securities	538.9	532.3
Computer equipment, software, furniture and leasehold improvements, net	174.9	169.3
Developed technologies, net	70.0	70.8
Goodwill	1,580.5	1,535.0
Deferred income taxes, net	9.8	9.2
Other assets	202.5	205.6
Total assets	$5,205.6	$5,515.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107.2	$119.9
Accrued compensation	132.8	243.3
Accrued income taxes	25.1	29.4
Deferred revenue	1,091.8	1,068.9
Other accrued liabilities	117.6	129.5
Total current liabilities	1,474.5	1,591.0
Long term deferred revenue	431.9	450.3
Long term income taxes payable	153.8	161.4
Long term deferred income taxes	78.1	67.7
Long term notes payable, net	1,488.4	1,487.7
Other liabilities	143.0	137.6
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,865.6	1,821.5
Accumulated other comprehensive loss	(121.5)	(121.1)
Retained earnings	(308.2)	(80.8)
Total stockholders’ equity	1,435.9	1,619.6
Total liabilities and stockholders' equity	$5,205.6	$5,515.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2016	2015
Operating activities:
Net (loss) income	$(173.0)	$19.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	37.4	37.8
Stock-based compensation expense	56.9	50.2
Deferred income taxes	6.2	(5.3)
Restructuring charges and other facility exit costs, net	52.3	—
Other operating activities	8.3	(3.5)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	397.4	143.1
Prepaid expenses and other current assets	(14.9)	(22.4)
Accounts payable and accrued liabilities	(197.2)	(110.8)
Deferred revenue	4.1	(3.4)
Accrued income taxes	(13.1)	(18.3)
Net cash provided by operating activities	164.4	86.5
Investing activities:
Purchases of marketable securities	(577.5)	(485.2)
Sales of marketable securities	107.6	97.5
Maturities of marketable securities	322.6	192.4
Capital expenditures	(22.3)	(12.5)
Acquisitions, net of cash acquired	(59.6)	(34.5)
Other investing activities	(1.0)	(10.6)
Net cash (used in) investing activities	(230.2)	(252.9)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	51.2	57.2
Taxes paid related to net share settlement of equity awards	(18.3)	(23.1)
Repurchases of common stock	(100.1)	(95.4)
Net cash (used in) financing activities	(67.2)	(61.3)
Effect of exchange rate changes on cash and cash equivalents	3.4	(0.2)
Net (decrease) in cash and cash equivalents	(129.6)	(227.9)
Cash and cash equivalents at beginning of period	1,353.0	1,410.6
Cash and cash equivalents at end of period	$1,223.4	$1,182.7

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2016, and for the three months ended April 30, 2016 and 2015, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2017, or for any other period. There have been no material changes to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed on March 23, 2016.

Prior Period Adjustments

During the quarter ended April 30, 2015, Autodesk determined that it had not correctly accounted for certain liabilities primarily related to employee benefits and unclaimed property.  Accordingly, during the three months ended April 30, 2015, we recorded $5.7 million of additional operating expenses related to prior periods.

As these adjustments were related to the correction of errors, Autodesk performed the analysis required by Staff Accounting Bulletin No. 99, Materiality, and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. Based on this analysis, Autodesk concluded that the effect of the errors was not material to the financial position, results of operations or cash flows in fiscal 2016 or any other prior fiscal year from both a quantitative and qualitative perspective.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2016, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

Effective in the first quarter of fiscal 2017, Autodesk adopted FASB's Accounting Standards Update No. 2015-05 ("ASU 2015-05") regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments for ASU 2015-05 were prospectively applied and did not have a material impact on Autodesk's consolidated financial statements.

Effective in the first quarter of fiscal 2017, Autodesk adopted FASB's Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820, "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments were applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. Adoption did not have a material impact on Autodesk's consolidated financial statements.

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09") regarding ASC Topic 718, “Improvements to Employee Share-Based Payment Accounting.” The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. Additionally, the amendments allow an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures as they occur. Using a modified retrospective approach, the amendments will be effective for Autodesk’s fiscal year beginning February 1, 2018 unless Autodesk elects early adoption. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02") regarding ASC Topic 842, "Leases." The amendments in this ASU require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 will be effective for Autodesk’s fiscal year beginning February 1, 2019 unless Autodesk elects early adoption. The amendments require a modified retrospective approach with optional practical expedients. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01") regarding ASC Topic 825-10, "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. The amendments in ASU 2016-01 are effective for annual and interim periods beginning after December 15, 2017. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for Autodesk’s fiscal year beginning February 1, 2018 unless we elect the earlier date of February 1, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 29% of Autodesk’s total net revenue for the three months ended April 30, 2016, and 26% for the three months ended April 30, 2015. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Architecture, Engineering and Construction (“AEC”) segment and is for sales made outside of the United States. In addition, Tech Data accounted for 29% and 22% of trade accounts receivable at April 30, 2016 and January 31, 2016, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2016 and January 31, 2016:

	April 30, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$13.4	$—	$—	$13.4	$13.4	$—	$—
Certificates of deposit	179.3	—	—	179.3	179.3	—	—
Commercial paper	185.0	—	—	185.0	—	185.0	—
Corporate bonds	2.5	—	—	2.5	2.5	—	—
Custody cash deposit	55.8	—	—	55.8	55.8	—	—
Money market funds	208.2	—	—	208.2	—	208.2	—
Municipal bonds	5.8	—	—	5.8	5.8	—	—
U.S. government securities	31.5	—	—	31.5	31.5	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	42.3	—	—	42.3	42.3	—	—
Asset backed securities	11.1	—	—	11.1	—	11.1	—
Certificates of deposit	262.4	—	—	262.4	262.4	—	—
Commercial paper	156.7	—	—	156.7	—	156.7	—
Corporate bonds	369.8	0.2	(0.2)	369.8	369.8	—	—
Municipal bonds	9.6	—	—	9.6	9.6	—	—
Sovereign debt	24.0	—	—	24.0	—	24.0	—
U.S. government securities	124.8	—	—	124.8	124.8	—	—
Short-term trading securities
Mutual funds	41.6	1.9	(0.3)	43.2	43.2	—	—
Long-term available-for-sale
Agency bonds	57.2	0.2	—	57.4	57.4	—	—
Asset backed securities	56.9	0.1	—	57.0	—	57.0	—
Certificates of deposit	1.8	—	—	1.8	1.8	—	—
Corporate bonds	293.4	1.1	(0.3)	294.2	294.2	—	—
Municipal bonds	6.8	—	—	6.8	6.8	—	—
Sovereign debt	16.2	0.1	—	16.3	—	16.3	—
U.S. government securities	105.1	0.3	—	105.4	105.4	—	—
Convertible debt securities (2)	3.4	2.2	(1.1)	4.5	—	—	4.5
Derivative contracts (3)	1.9	5.3	(10.8)	(3.6)	—	(4.0)	0.4
Total	$2,266.5	$11.4	$(12.7)	$2,265.2	$1,606.0	$654.3	$4.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$8.5	$—	$—	$8.5	$8.5	$—	$—
Certificates of deposit	267.6	—	—	267.6	267.6	—	—
Commercial paper	106.6	—	—	106.6	—	106.6	—
Custody cash deposit	2.1	—	—	2.1	2.1	—	—
Money market funds	382.4	—	—	382.4	—	382.4	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
U.S. government securities	103.0	—	—	103.0	103.0	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	40.0	—	(0.1)	39.9	39.9	—	—
Asset-backed securities	7.3	—	—	7.3	—	7.3	—
Certificates of deposit	190.3	—	—	190.3	190.3	—	—
Commercial paper	141.1	—	—	141.1	—	141.1	—
Corporate debt securities	377.1	0.1	(0.3)	376.9	376.9	—	—
Municipal bonds	9.7	—	—	9.7	9.7	—	—
Sovereign debt	20.1	—	—	20.1	—	20.1
U.S. government securities	74.6	—	—	74.6	74.6	—	—
Short-term trading securities
Mutual funds	38.8	0.4	(1.2)	38.0	38.0	—	—
Long-term available-for-sale
Agency bonds	56.8	0.1	—	56.9	56.9	—	—
Asset backed securities	36.5	0.1	—	36.6	—	36.6	—
Corporate debt securities	320.9	0.3	(0.8)	320.4	320.4	—	—
Municipal bonds	2.9	—	—	2.9	2.9	—	—
Sovereign debt	16.9	—	—	16.9	—	16.9	—
U.S. government securities	98.4	0.3	(0.1)	98.6	98.6	—	—
Convertible debt securities (2)	2.5	2.0	(1.1)	3.4	—	—	3.4
Derivative contracts (3)	1.5	7.8	(7.4)	1.9	—	1.6	0.3
Total	$2,310.6	$11.1	$(11.0)	$2,310.7	$1,594.4	$712.6	$3.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three months ended April 30, 2016.

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

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2016 follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balance at January 31, 2016	$0.3	$3.4	$3.7
Purchases	0.1	0.9	1.0
Gains included in OCI	—	0.2	0.2
Balance at April 30, 2016	$0.4	$4.5	$4.9

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	April 30, 2016
	Cost	Fair Value
Due within 1 year	$1,003.2	$1,004.3
Due in 1 year through 5 years	536.3	537.8
Due in 5 years through 10 years	2.0	2.0
Total	$1,541.5	$1,544.1

As of April 30, 2016 and January 31, 2016, Autodesk had no material securities in a continuous unrealized loss position for greater than twelve months.

As of both April 30, 2016 and January 31, 2016, Autodesk had $104.3 million in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. During the three months ended April 30, 2016, Autodesk recorded no other-than-temporary impairment on its privately held equity investments. During the three months ended April 30, 2015, Autodesk recorded $0.2 million in other-than-temporary impairment on its privately held equity investments.

The sales or redemptions of “available-for-sale securities” during the three months ended April 30, 2016 and 2015 resulted in a loss of $0.1 million for both periods. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the three months ended April 30, 2016 and 2015 were $430.2 million and $289.9 million, respectively.

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

The net notional amounts of these contracts are presented net settled and were $313.8 million at April 30, 2016 and $142.4 million at January 31, 2016. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $6.2 million remaining in “Accumulated other comprehensive loss” as of April 30, 2016 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $40.2 million at April 30, 2016 and $231.6 million at January 31, 2016.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2016 and January 31, 2016:

	Balance Sheet Location	Fair Value at
		April 30, 2016	January 31, 2016
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$5.0	$3.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	0.7	4.9
Total derivative assets		$5.7	$8.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$6.5	$3.4
Derivatives not designated as hedging instruments	Other accrued liabilities	2.8	3.0
Total derivative liabilities		$9.3	$6.4

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2016 and 2015 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2016	2015
Amount of (loss) gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$(6.4)	$2.3
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$4.9	$11.0
Operating expenses	(1.8)	(3.3)
Total	$3.1	$7.7
Amount and location of (loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other (expense) income, net	$(0.2)	$(0.1)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2016 and 2015 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2016	2015
Amount and location of loss recognized in income on derivatives
Interest and other (expense) income, net	$(7.0)	$(1.4)

5. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock unit activity for the three months ended April 30, 2016 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2016	7,739.6	$51.80
Granted	1,015.9	57.68
Vested	(863.8)	56.48
Canceled/Forfeited	(311.3)	51.87
Performance Adjustment (1)	(29.7)	63.81
Unvested restricted stock units at April 30, 2016	7,550.7	$52.26
 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2016 performance period. The performance stock units were attained at rates ranging from 86.1% to 98.0% of the target award.

The fair value of the shares vested during the three months ended April 30, 2016 and 2015 was $49.1 million and $59.0 million, respectively.

During the three months ended April 30, 2016, Autodesk granted 0.6 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $41.7 million and $37.8 million during the three months ended April 30, 2016 and 2015, respectively.

During the three months ended April 30, 2016, Autodesk granted 0.4 million performance restricted stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for these grants are based upon net new model subscription additions, new model Annualized Recurring Revenue ("ARR"), non-GAAP total spend, and total subscription renewal rate goals ("FY17 performance criteria") adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three-year period:

•	Up to one third of the PSUs may vest following year one, depending upon the achievement of the FY17 performance criteria as well as 1-year Relative TSR (covering year one).

•	Up to one third of the PSUs may vest following year two, depending upon the achievement of the performance criteria for year two as well as 2-year Relative TSR (covering years one and two).

•	Up to one third of the PSUs may vest following year three, depending upon the achievement of the performance criteria for year three as well as 3-year Relative TSR (covering years one, two and three).

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are also subject to a market condition. The fair value of the PSUs is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $8.1 million and $5.6 million for the three months ended April 30, 2016 and 2015, respectively.

1998 Employee Qualified Stock Purchase Plan (“ESPP”)

Under Autodesk’s ESPP, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation, subject to certain limitations, at 85% of the lower of Autodesk's closing price (fair market value) on the offering date or the exercise date. The offering period for ESPP awards consist of four, six-month exercise periods within a 24-month offering period.

Autodesk issued 1.2 million and 1.1 million shares under the ESPP during the three months ended April 30, 2016 and 2015, respectively, with an average price of $36.67 and $36.91 per share, respectively. The weighted average grant date fair value of awards granted under the ESPP was $17.88 and $15.99 during the three months ended April 30, 2016 and 2015, respectively, calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2016 and 2015, respectively, as follows:

	Three Months Ended April 30,
	2016	2015
Cost of subscription	$1.7	$1.4
Cost of license and other revenue	1.8	1.5
Marketing and sales	23.6	21.7
Research and development	20.9	17.6
General and administrative	8.9	8.0
Stock-based compensation expense related to stock awards and ESPP purchases	56.9	50.2
Tax benefit	—	(14.0)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$56.9	$36.2

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

	Three Months Ended April 30, 2016		Three Months Ended April 30, 2015
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	38.4 - 38.6%	35.0 - 40.2%	27.3%	27.7 - 28.2%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.6 - 0.7%	0.5 - 0.9%	0.2%	0.1 - 0.6%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures: (1) a measure of historical volatility in the trading market for the Company’s common stock, and (2) the implied volatility of traded forward call options to purchase shares of the Company’s common stock. The expected volatility for PSUs subject to market conditions includes the expected volatility of Autodesk's peer companies within the S&P Computer Software Select Index.

The range of expected lives of ESPP awards are based upon the four, six-month exercise periods within a 24-month offering period.

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

6. Income Tax

Autodesk's income tax expense was $14.4 million and $2.7 million for the three months ended April 30, 2016 and 2015, respectively, relative to a pre-tax loss of $158.6 million and pre-tax income of $21.8 million, respectively, for the same periods. Income tax expense consists primarily of foreign taxes and U.S. tax expense related to indefinite-lived intangibles.

As of April 30, 2016, the Company had $254.6 million of gross unrecognized tax benefits, excluding interest, of which approximately $239.9 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

The Company is currently the subject of a tax audit in China covering certain transfer pricing matters from 2004-2013.  On May 12, 2016, the China Tax Authority (the "CTA") provided an outline of the CTA's current position, but no adjustment has been proposed. Autodesk is currently evaluating that information and believes it is reasonably possible that a future settlement could result in a material tax charge. However, an estimate of the possible tax charge cannot be made based on information available at the balance sheet date.

7.     Acquisitions

During the three months ended April 30, 2016, Autodesk completed several business combinations and technology acquisitions for total cash consideration of approximately $61.3 million. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the three months ended April 30, 2016:

April 30, 2016
Developed technologies	$11.5
Customer relationships and other non-current intangible assets	4.6
Trade name	2.5
Goodwill	45.4
Deferred revenue (current and non-current)	(0.3)
Deferred tax liability	(2.8)
Net tangible assets	0.4
Total	$61.3

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

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	April 30, 2016	January 31, 2016
Developed technologies, at cost	$579.3	$571.4
Customer relationships, trade names, patents, and user lists, at cost (1)	375.8	371.6
Other intangible assets, at cost (2)	955.1	943.0
Less: Accumulated amortization	(811.9)	(796.2)
Other intangible assets, net	$143.2	$146.8
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill by reportable segment during the three months ended April 30, 2016 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2016
Goodwill	$386.9	$427.2	$613.9	$256.2	$1,684.2
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	386.9	427.2	613.9	107.0	1,535.0
Addition arising from other acquisitions	—	—	13.6	31.8	45.4
Effect of foreign currency translation, purchase accounting adjustments, and other	6.3	4.4	(11.9)	1.3	0.1
Balances as of April 30, 2016
Goodwill	393.2	431.6	615.6	289.3	1,729.7
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$393.2	$431.6	$615.6	$140.1	$1,580.5

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

10. Deferred Compensation

At April 30, 2016, Autodesk had marketable securities totaling $1.6 billion, of which $43.2 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $43.2 million at April 30, 2016, of which $2.0 million was classified as current and $41.2 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2016 was $38.0 million, of which $1.9 million was classified as current and $36.1 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2016	January 31, 2016
Computer hardware, at cost	$209.0	$202.7
Computer software, at cost	88.5	85.6
Leasehold improvements, land and buildings, at cost	212.7	202.9
Furniture and equipment, at cost	60.3	59.0
	570.5	550.2
Less: Accumulated depreciation	(395.6)	(380.9)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$174.9	$169.3

12. Borrowing Arrangements

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $770.1 million as of April 30, 2016.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (collectively, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. Autodesk may redeem the 2012 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2012 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2012 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2012 Notes was approximately $756.1 million as of April 30, 2016.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At April 30, 2016, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

13. Restructuring

In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the business.   The Company's Fiscal 2017 Plan consist of employee termination benefits related to the reduction of its workforce with expected costs of approximately $76.0 million, and lease terminations and other exit costs expected to be approximately $12.0 million. During the three months ended April 30, 2016, restructuring charges under the Fiscal 2017 Plan included $47.6 million in employee termination benefits and $4.7 million in lease terminations and other exit costs. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred.

The Company expects to pay substantially all of the employee termination benefits and facility related liabilities under the Fiscal 2017 Plan by the end of fiscal 2017.

The following table sets forth the restructuring activities during the three months ended April 30, 2016:

	Balance at January 31, 2016	Additions	Payments	Adjustments (1)	Balance at April 30, 2016
Fiscal 2017 Plan
Employee termination costs	$—	$47.6	$(38.2)	$—	$9.4
Lease termination and other exit costs	—	4.7	(1.2)	(1.9)	1.6
Total	$—	$52.3	$(39.4)	$(1.9)	$11.0
Current portion (2)	$—				$10.7
Non-current portion (2)	—				0.3
Total	$—				$11.0
____________________

(1)	Adjustments include the impact of computer equipment, software, furniture, and leasehold improvement write-offs, and foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three months ended April 30, 2016, Autodesk repurchased and retired 1.8 million shares at an average repurchase price of $56.75 per share. Common stock and additional paid-in capital and retained earnings were reduced by $45.7 million and $54.4 million, respectively, during the three months ended April 30, 2016.

At April 30, 2016, 4.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the three months ended April 30, 2016, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2016:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2016	$15.7	$0.2	$(28.3)	$(108.7)	$(121.1)
Other comprehensive (loss) income before reclassifications	(4.5)	2.9	(0.1)	6.5	4.8
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(3.1)	(0.1)	0.4	—	(2.8)
Tax effects	(1.9)	(0.5)	—	—	(2.4)
Net current period other comprehensive (loss) income	(9.5)	2.3	0.3	6.5	(0.4)
Balances, April 30, 2016	$6.2	$2.5	$(28.0)	$(102.2)	$(121.5)

Reclassifications related to gains and losses on available-for-sale securities are included in "Interest and other (expense) income, net." Refer to "Note 4: Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

	Three Months Ended April 30,
	2016	2015
Numerator:
Net (loss) income	$(173.0)	$19.1
Denominator:
Denominator for basic net (loss) income per share—weighted average shares	224.4	227.2
Effect of dilutive securities (1)	—	4.5
Denominator for dilutive net (loss) income per share	224.4	231.7
Basic net (loss) income per share	$(0.77)	$0.08
Diluted net (loss) income per share	$(0.77)	$0.08
____________________

(1)
The effect of dilutive securities of 3.2 million shares for the three months ended April 30, 2016 have been excluded from the calculation of diluted net (loss) income per share as those shares would have been anti-dilutive due to the net (loss) incurred during those periods.

The computation of diluted net (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2016 and 2015, 0.9 million and 0.3 million potentially anti-dilutive shares were excluded from the computation of diluted net (loss) income per share.

18. Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Autodesk has four reportable segments: AEC, Manufacturing ("MFG"), Platform Solutions and Emerging Business ("PSEB"), and Media and Entertainment ("M&E"). Autodesk has no material inter-segment revenue.

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

M&E provides content creators in film, television, commercials, video games, design visualization and VR the tools needed to connect artists together so they can create the world’s most engaging visual content. M&E products run on the desktop, on mobile devices, and in the cloud and cover a broad range of capabilities including conceptualization, modeling, animation, visual effects, collaboration, authoring, and rendering. Key products include Maya and 3ds Max, which are used extensively for 3D modeling and animation in the world’s most famous movies, TV shows, and video games; Flame, for visual effects, finishing and color grading in commercials, film & television; MotionBuilder, for 3D character animation software in virtual production; Stingray, a real-time 3D game engine for creating video games, interactive & immersive experiences; Shotgun, a cloud platform for enabling collaboration and production management; Sketchbook & Graphic for concept design and illustration; and Arnold rendering software that offers advanced, efficient, high-quality rendering capabilities that are scalable to the cloud.

All of Autodesk’s reportable segments distribute their respective products primarily through authorized resellers and distributors and, to a lesser extent, through direct sales to end-users.

The accounting policies of the reportable segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies” of Autodesk's Annual Report on Form 10-K for the fiscal year ended January 31, 2016. Autodesk evaluates each segment’s performance on the basis of gross profit. Autodesk currently does not separately accumulate and report asset information by segment, except for goodwill, which is disclosed in Note 9, “Goodwill.”

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended April 30,
	2016	2015
Net revenue:
Architecture, Engineering and Construction	$218.9	$236.7
Manufacturing	158.0	184.6
Platform Solutions and Emerging Business	100.0	185.3
Media and Entertainment	35.0	39.9
	$511.9	$646.5
Gross profit:
Architecture, Engineering and Construction	$193.6	$217.0
Manufacturing	136.1	158.1
Platform Solutions and Emerging Business	76.1	163.3
Media and Entertainment	28.0	32.7
Unallocated (1)	(14.4)	(16.4)
	$419.4	$554.7
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended April 30,
	2016	2015
Net revenue:
Americas
U.S.	$184.7	$199.6
Other Americas	33.0	44.4
Total Americas	217.7	244.0
Europe, Middle East and Africa	202.6	245.4
Asia Pacific
Japan	37.3	65.1
Other Asia Pacific	54.3	92.0
Total Asia Pacific	91.6	157.1
Total net revenue	$511.9	$646.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three Months Ended April 30, 2016” and “Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP net (loss) income per share, operating margin, operating expenses, billings, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, our ability to successfully increase sales of product suites as part of our overall sales strategy, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, remediations to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk’s vision is to help people imagine, design, and create a better world. We do this by developing software and services for the world’s designers, architects, engineers, digital artists, professionals, and non-professionals alike— who design and make the world's places (architecture, engineering, and construction), things (manufacturing), and media (games and digital entertainment).

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. To address this transition we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. For example, Autodesk BIM 360, PLM 360, Fusion 360, and AutoCAD 360 Pro, some of our cloud service offerings, provide tools, including mobile and social capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead the industries we serve to cloud-based technologies and business models. This entails both a technological shift and a business model shift. We now offer term-based product subscriptions for individual products and suites offerings, cloud service offerings, and flexible enterprise business agreements ("new model subscription offerings"). These offerings are designed to give our customers more flexibility with how they use our products and service offerings and to address new types of customers such as project-based users and small businesses. As part of this transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and plan to discontinue selling new perpetual licenses of suites effective August 1, 2016.

With the discontinuation of the sale of most perpetual licenses, we are accelerating our transition away from selling a hybrid of perpetual licenses and term-based product subscriptions toward a single subscription model. During the transition, revenue, gross margin, operating margin, earnings (loss) per share, deferred revenue, billings, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

As we progress through the business model transition, billings and reported revenue are less relevant to measure the success of the business as perpetual license sales are discontinued in favor of subscription offerings, which have considerably lower up-front prices. Annualized recurring revenue ("ARR") and subscription additions will better reflect business momentum and provide additional transparency into the transition. To further analyze progress, we will also disaggregate our growth in these metrics between the original maintenance plan model ("maintenance") and the new model subscription offerings. We expect maintenance subscriptions to peak as perpetual license sales end this year, and we expect them to decline slowly over time.

Autodesk sells our products and services globally, through a combination of indirect and direct channels.  During the three months ended April 30, 2016 and 2015, our indirect channels, which include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers, were responsible for 75% and 81% of our overall revenue, respectively.  During the same periods, our direct channels, which include sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our company estore, were responsible for 25% and 19% of our overall revenue, respectively.  We anticipate that our channel mix will continue to change, particularly as we scale our digitally transacted e-store business and our largest accounts shift towards direct-only business models. Importantly, our indirect channel will continue to transact and support the majority of our revenue as we move beyond the business model transition.  We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies.  In addition, we have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.

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

Autodesk is committed to helping fuel a lifelong passion for design in students of all ages. We offer free educational licenses of Autodesk software worldwide to students, educators, and educational institutions. Through Autodesk Design Academy, we provide secondary and postsecondary school markets hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) while using Autodesk's professional-grade 3D design, engineering and entertainment software used in industry. In fiscal 2016, we also made Autodesk Design Academy curricula available on iTunes U. Our intention is to make Autodesk software ubiquitous and the design software of choice for those poised to become the next generation of professional users.

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

Our strategy depends upon a number of assumptions to successfully make the transition toward new cloud and mobile platforms, including: the related technology and business model shifts; making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, third-party developers, customers, educational institutions, and students; improving the performance and functionality of our products; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks, see Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2016. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2016 and 2015

(in millions)	Three Months Ended April 30, 2016	As a % of Net Revenue	Three Months Ended April 30, 2015	As a % of Net Revenue
Net Revenue	$511.9	100%	$646.5	100%
Cost of revenue	92.5	18%	91.8	14%
Gross Profit	419.4	82%	554.7	86%
Operating expenses	574.4	112%	533.2	82%
(Loss) income from operations	$(155.0)	(30)%	$21.5	3%

We are undergoing a business model transition in which we will discontinue selling new perpetual licenses in favor of new model subscriptions. During the transition, revenue, gross margin, operating margin, earnings (loss) per share, deferred revenue, billings, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

During the three months ended April 30, 2016, as compared to the same period in the prior fiscal year, net revenue and gross profit decreased 21% and 24%, respectively, while operating expenses increased 8%. The drivers of these results are discussed below under the heading “Results of Operations.”

Revenue Analysis

Net revenue decreased during the three months ended April 30, 2016, as compared to the same period in the prior fiscal year, primarily due to a 43% decrease in License and other revenue, partially offset by a 2% increase in subscription revenue. The 43% decrease in License and other revenue was primarily a result of the discontinuation of the sale of most individual perpetual products as of February 1, 2016. The 2% increase in subscription revenue was primarily driven by a 34% increase in revenue from our new model subscription offerings, partially offset by a 1% decrease in maintenance revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 29% of Autodesk’s total net revenue for the three months ended April 30, 2016, as compared to 26% for the three months ended April 30, 2015. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Income from operations decreased to a $155.0 million loss from operations in the three months ended April 30, 2016 due to a $134.6 million or 21% decrease in net revenue, a $0.7 million or 1% increase in cost of revenue, and a $41.2 million or 8% increase in our operating expenses as compared to the same period in the prior fiscal year. Our operating margin decreased to (30)% for the three months ended April 30, 2016 from 3% for the three months ended April 30, 2015.

The increase in operating expenses was primarily driven by restructuring charges and other facility exit costs during the three months ended April 30, 2016. The decrease in operating margin was primarily driven by a decrease in revenue and an increase in operating expenses during the three months ended April 30, 2016, as noted above.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Business Model Transition Metrics

In order to help better understand our financial performance during and after the transition, we have introduced several new metrics including recurring revenue, total subscriptions, ARR, and annualized revenue per subscription ("ARPS"). ARR and ARPS are performance metrics and should be viewed independently of revenue and deferred revenue as ARR and ARPS are not intended to be combined with those items. Please refer to the Glossary of Terms for further discussion regarding the new metric terminology.

Recurring revenue represents the revenue for the period from our traditional maintenance plans and revenue from our new model subscription offerings, including portions of revenue allocated to license & other revenue for those offerings. It excludes subscription revenue related to education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

The following table outlines our recurring revenue for the three months ended April 30, 2016 and April 30, 2015:

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
	April 30, 2016	$	%	April 30, 2015
(in millions)
Subscription revenue	$326.0	$6.2	2%	$319.8
Add: License and other revenue from new model subscription offerings (1)	40.2	21.4	114%	18.8
Less: other adjustments (2)	(7.3)	1.1	(13)%	(8.4)
Total recurring revenue (3)	$358.9	$28.7	9%	$330.2
____________________

(1)	Includes the portion of revenue for new model subscription offerings allocated to license & other revenue within our Condensed Consolidated Statements of Operations.

(2)
Other adjustments include subscription revenue related to education offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products which are excluded from recurring revenue.

(3)	Total recurring revenue as presented may not recalculate on an annualized basis to total ARR in the next table due to rounding.

During the three months ended April 30, 2016 and 2015, recurring revenue was 70% and 51% of total net revenue, respectively.

The following table outlines our total subscriptions, ARR and ARPS metrics as of April 30, 2016 and January 31, 2016:

	Balances, April 30, 2016	Change compared to prior fiscal year end		Balances, January 31, 2016
			%
(in thousands)
Maintenance plan subscriptions	2,143.3	(7.7)	—%	2,151.0
New model subscriptions	566.9	139.7	33%	427.2
Total subscriptions	2,710.2	132.0	5%	2,578.2

(in millions)
Maintenance plan ARR	$1,127.6	$6.2	1%	$1,121.4
New model ARR	308.0	53.0	21%	255.0
Total ARR	$1,435.6	$59.2	4%	$1,376.4

(ARR divided by Subscriptions)
Maintenance plan ARPS	$526	$5	1%	$521
New Model ARPS	543	(54)	(9)%	597
Total ARPS	$530	$(4)	(1)%	$534

Total subscriptions increased 5% or 132,000 from the fourth quarter of fiscal 2016 to 2.71 million as of April 30, 2016. Maintenance subscriptions decreased 8,000 from the end of fiscal 2016, primarily as a result of the discontinuation of new perpetual license sales for most individual products at the end of the fourth quarter of fiscal 2016. New model subscriptions increased 33% as of April 30, 2016 as compared to the end of fiscal 2016, primarily driven by strong growth in all new model subscription types, led by product subscriptions.

ARR increased 4% or $59.2 million from the fourth quarter of fiscal 2016 to $1,435.6 million as of April 30, 2016, primarily due to a 21% increase in new model ARR driven by growth in all new model subscription types, led by flexible enterprise business agreements.

ARPS decreased 1% from the January 31, 2016 to $530 as of April 30, 2016. The 1% decrease in total ARPS was primarily due to a 9% decrease in new model ARPS, which decreased as a result of individual product subscriptions leading the growth in new model subscriptions, which are priced lower than our flexible enterprise business agreements.

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Germany, Japan, the United Kingdom, and Canada. Our revenue was negatively impacted by foreign exchange rate changes during the three months ended April 30, 2016 as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2015 been in effect during the three months ended April 30, 2016 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2016, net revenue would have decreased 17% on a constant currency basis during the three months ended April 30, 2016 as compared to the same period in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three months ended April 30, 2016 increased 7%, on an as reported basis as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2015 been in effect during the three months ended April 30, 2016 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2016, total spend would have increased 8%, on a constant currency basis compared to the same period in the prior fiscal year.

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

Balance Sheet and Cash Flow Items

At April 30, 2016, we had $2.8 billion in cash and marketable securities. We completed the three months ended April 30, 2016 with lower accounts receivable and higher deferred revenue balances as compared to the fiscal year ended January 31, 2016. Our deferred revenue balance at April 30, 2016 was $1.5 billion, which will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years. Our cash flow from operations increased 90% to $164.4 million for the three months ended April 30, 2016 compared to $86.5 million for the three months ended April 30, 2015. We repurchased 1.8 million shares of our common stock for $100.1 million during the three months ended April 30, 2016. Comparatively, we repurchased 1.6 million shares of our common stock for $95.4 million during the three months ended April 30, 2015. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

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

In February 2016, we commenced a restructuring plan to reduce headcount by approximately 10% and to consolidate certain facilities around the world in order to accelerate the Company’s transition to a subscription-based business model and its move to the cloud. Through the restructuring, we seek to reduce expenses, streamline the organization, and reallocate resources to align more closely with the Company’s needs going forward. See further discussion of our restructuring plan in Note 13, “Restructuring” of the Notes to Consolidated Financial Statements. As a result of these actions, we have incurred and will incur additional costs in the short term that negatively impact our net income and cash flows from operating activities and have the effect of reducing our operating margins.

Q2 FY17 Guidance Metrics	Q2 FY17 (ending July 31, 2016)
Revenue (in millions)	$500 - $520
EPS GAAP	($0.73) - ($0.63)
EPS non-GAAP (1)	($0.18) - ($0.11)
_______________
(1) Non-GAAP earnings per diluted share exclude $0.26 related to stock-based compensation expense, between $0.12 and $0.09 related to GAAP-only tax charges, $0.09 related to restructuring charges and other facility exit costs, and $0.08 for the amortization of acquisition related intangibles.

FY17 Guidance Metrics	FY17 (ending January 31, 2017)
Revenue (in millions) (1)	$1,950 - $2,050
GAAP spend growth (cost of revenue plus operating expenses)	3% - 4%
Non-GAAP spend growth (cost of revenue plus operating expenses) (2)	(1%) - flat
EPS GAAP	($3.25) - ($2.87)
EPS non-GAAP (3)	($0.95) - ($0.70)
Net subscription additions	475,000 - 525,000
_______________
(1) Excluding the impact of foreign currency rates and hedge gains/losses revenue guidance would be $1,995 - $2,095 million.
(2) Non-GAAP spend excludes $229 million related to stock-based compensation expense, $88 million related to restructuring charges and other facility exit costs, and $66 million for the amortization of acquisition-related intangibles.
(3) Non-GAAP earnings per diluted share excludes $1.02 related to stock-based compensation expense, between $0.59 and $0.46 of GAAP-only tax charges, $0.39 related to restructuring charges and other facility exit costs, and $0.30 for the amortization of acquisition-related intangibles.

We remain diligent about managing our spend while making essential investments to drive growth.

Results of Operations

Net Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2016	$	%	April 30, 2015
Net Revenue:
Subscription	$326.0	$6.2	2%	$319.8
License and other	185.9	(140.8)	(43)%	326.7
	$511.9	$(134.6)	(21)%	$646.5
Net Revenue by Operating Segment:
Architecture, Engineering and Construction	$218.9	$(17.8)	(8)%	$236.7
Manufacturing	158.0	(26.6)	(14)%	184.6
Platform Solutions and Emerging Business	100.0	(85.3)	(46)%	185.3
Media and Entertainment	35.0	(4.9)	(12)%	39.9
	$511.9	$(134.6)	(21)%	$646.5

Subscription Revenue

Our subscription revenue consists of three components:  (1) maintenance revenue from our perpetual software products; (2) maintenance revenue from our term-based product subscriptions and flexible enterprise business agreements; and (3) revenue from our cloud service offerings. Our maintenance plans provide our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plan, customers are eligible to receive unspecified upgrades when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally between one and three years. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers and when all other revenue recognition criteria have been satisfied.

Subscription revenue increased 2% during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, primarily due to a 34% increase in new model subscription revenue, partially offset by a 1% decrease in maintenance revenue. The 34% increase in new model subscription revenue was due to a 203% increase in product subscription revenue. The 1% decrease in maintenance revenue was attributable to the business model transition, as we expect maintenance revenue will slowly decline as perpetual license sales end, and customers adopt our new model subscription offerings.

Maintenance revenue represented 88% and 91% of subscription revenue for the three months ended April 30, 2016 and 2015, respectively. New model subscription revenue represented 12% and 9% of subscription revenue for the three months ended April 30, 2016 and 2015, respectively.

License and Other Revenue

License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of perpetual licenses, term-based licenses from our product subscriptions and flexible enterprise business agreements, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

License and other revenue decreased 43% during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. Product license revenue, as a percentage of license and other revenue, was 80% and 89% for the three months ended April 30, 2016 and 2015, respectively. The decrease in product license revenue was due to the business model transition, which led to a 60% decrease in revenue from perpetual licenses as we have discontinued selling perpetual seats of most of our product offerings. This decrease was partially offset by a 96% increase in license revenue from our new model subscription offerings.

Other revenue increased 6% during the three months ended April 30, 2016, as compared to the three months ended April 30, 2015. The increase in other revenue was due to an increase in consulting revenue, partially offset by a decrease in revenue from Creative Finishing. Other revenue represented 7% and 5% of total net revenue for the three months ended April 30, 2016 and 2015, respectively,

Backlog related to current software license product orders that had not been delivered at the end of the quarter decreased by $24.3 million during the three months ended April 30, 2016 from $31.4 million at January 31, 2016 to $7.1 million at April 30, 2016. Backlog from current software license product orders that we have not been delivered consists of orders for currently available licensed software products from customers with approved credit status.

Net Revenue by Operating Segment

We have four reportable segments: AEC, MFG, PSEB, and M&E. We have no material inter-segment revenue. During the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than up front and as new product offerings generally have a lower initial purchase price. This broad impact is reflected in the drivers below.

During the three months ended April 30, 2016, net revenue for AEC decreased by 8% as compared to the same period in the prior fiscal year, primarily due to a 6% decline in our AEC suites driven by Autodesk Building Design Suite. Partially offsetting the decline in AEC suites revenue was positive growth in our flexible enterprise business agreements which increased 26% as compared to the same period in the prior fiscal year.

During the three months ended April 30, 2016, net revenue for MFG decreased by 14% as compared to the same period in the prior fiscal year primarily due to an 18% decline in our MFG suites driven by a decrease in revenue from our Product Design Suites.

During the three months ended April 30, 2016, net revenue for PSEB decreased by 46% as compared to the same period in the prior fiscal year primarily due to a 47% decrease in revenue from our AutoCAD and ACAD LT products. As part of the transition to term-based product subscriptions for our individual software products in February 2016, products like AutoCAD and ACAD LT will be negatively impacted when compared to the same period in the prior fiscal year as revenue is recognized ratably rather than up front.

During the three months ended April 30, 2016, net revenue for M&E decreased by 12% as compared to the same period in the prior fiscal year, primarily due to a 9% decrease in Animation, which was driven by lower revenue on our 3ds Max product offerings.

Net Revenue by Geographic Area

(in millions)	Three Months Ended April 30, 2016	As a % of Net Revenue	Three Months Ended April 30, 2015	As a % of Net Revenue
Net Revenue:
Americas	$217.7	43%	$244.0	38%
Europe, Middle East and Africa	202.6	40%	245.4	38%
Asia Pacific	91.6	18%	157.1	24%
Total Net Revenue	$511.9	100%	$646.5	100%

Net revenue in the Americas geography decreased by 11% on an as reported basis and 10% on a constant currency basis during the three months ended April 30, 2016, as compared to the same period in the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 85% and 82% for three months ended April 30, 2016 and 2015, respectively.

International net revenue represented 64% and 69% of our net revenue for the three months ended April 30, 2016 and 2015, respectively. Net revenue in the Europe, Middle East and Africa ("EMEA") geography decreased by 17% on an as reported basis and 11% on a constant currency basis during the three months ended April 30, 2016 as compared to the same period in the prior fiscal year. Net revenue in the Asia Pacific ("APAC") geography decreased by 42% on an as reported basis and 39% on a constant currency basis during the three months ended April 30, 2016 as compared to the same period in the prior fiscal year.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, Russia, India, and China, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results. Additionally during the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than up front and as new product offerings generally have a lower initial purchase price. This transition has a particular impact to emerging economies as sales of perpetual licenses have historically comprised a greater percentage of total emerging economy sales in comparison to mature markets.

Net revenue in emerging economies decreased by 40% on an as reported basis and on a constant currency basis during the three months ended April 30, 2016 as compared to the same period in the prior fiscal year. Revenue from emerging economies represented 11% and 14% of net revenue for the three months ended April 30, 2016 and 2015, respectively.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2016	$	%	April 30, 2015
Cost of revenue:
Subscription	$39.7	$1.0	3%	$38.7
License and other	52.8	(0.3)	(1)%	53.1
	$92.5	$0.7	1%	$91.8
As a percentage of net revenue	18%			14%

Cost of subscription revenue includes the labor costs of providing product support to our maintenance and new model subscription customers, including rent and occupancy, shipping and handling costs, professional services fees related to operating our network and cloud infrastructure, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, and allocated IT and facilities costs.

Cost of subscription revenue increased 3% during the three months ended April 30, 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in cloud and hosting related costs.

Cost of license and other revenue includes labor costs associated with product setup and fulfillment and costs of consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of developed technology, allocated IT and facilities costs, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly Ember printers in the PSEB segment), and costs associated with electronic and physical fulfillment.

Cost of license and other revenue decreased 1% for the three months ended April 30, 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in amortization of our developed technology as well as lower employee related costs for our consulting related offerings.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to decrease in absolute dollars and remain flat as a percentage of net revenue during the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016.

Marketing and Sales

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2016	$	%	April 30, 2015
Marketing and sales	$242.9	$(11.0)	(4)%	$253.9
As a percentage of net revenue	47%			39%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs associated with sales and order management, sales and dealer commissions, rent and occupancy, payment processing fees, the cost of supplies and equipment, and allocated IT and facilities costs.

Marketing and sales expenses decreased 4% for the three months ended April 30, 2016 as compared to the same period in the prior fiscal year, primarily due to lower employee-related costs resulting from the restructuring plan announced in February 2016.

We expect marketing and sales expenses to slightly increase in absolute dollars and increase as a percentage of net revenue during the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016.

Research and Development

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2016	$	%	April 30, 2015
Research and development	$195.5	$1.0	1%	$194.5
As a percentage of net revenue	38%			30%

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

Research and development expenses increased 1% during the three months ended April 30, 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in stock-based compensation expense as a result of a higher fair market value of awards granted, partially offset by a decrease in professional fees.

We expect research and development expenses to increase in absolute dollars and as a percentage of net revenue during the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016.

General and Administrative

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2016	$	%	April 30, 2015
General and administrative	$75.8	$(0.1)	—%	$75.9
As a percentage of net revenue	15%			12%

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our finance, human resources and legal employees, as well as professional fees for legal and accounting services, certain foreign business taxes, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment and training, IT and facilities costs, and the cost of supplies and equipment.

General and administrative expenses remained flat during the three months ended April 30, 2016, as compared to the same period in the prior fiscal year primarily due to an increase in professional fees, offset by a decrease in facilities costs.

We expect general and administrative expenses to slightly increase in both absolute dollars and as a percentage of net revenue during the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016.

Amortization of Purchased Intangibles

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2016	$	%	April 30, 2015
Amortization of purchased intangibles	$7.9	$(1.0)	(11)%	$8.9
As a percentage of net revenue	2%			1%

Amortization of purchased intangibles decreased 11% during the three months ended April 30, 2016 as compared to the same period in the prior fiscal year, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time.

We expect amortization of purchased intangibles to decrease in absolute dollars and remain flat as a percentage of net revenue during the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016.

Restructuring Charges and Other Facility Exit Costs, Net

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2016	$	%	April 30, 2015
Restructuring charges and other facility exit costs, net	$52.3	$52.3	*	$—
As a percentage of net revenue	10%			—%
 ____________________

*	Percentage is not meaningful

In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the Company's business.   The Company's Fiscal 2017 Plan consist of employee termination benefits related to the reduction of its workforce of approximately $76.0 million, and lease terminations and other exit costs of approximately $12.0 million. We recorded $52.3 million in restructuring charges and other facility exit costs during the three months ended April 30, 2016. See Note 13, “Restructuring,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other (expense) income, net:

	Three Months Ended April 30,
(in millions)	2016	2015
Interest and investment expense, net	$(6.5)	$(2.0)
Gain (loss) on foreign currency	1.4	(1.6)
Gain on strategic investments	0.4	1.0
Other income	1.1	2.9
Interest and other (expense) income, net	$(3.6)	$0.3

Interest and other (expense) income, net decreased 3.9 million in the three months ended April 30, 2016, as compared to the same period in the prior fiscal year, primarily due to interest expense resulting from the issuance of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025.

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

Income tax expense was $14.4 million and $2.7 million for the three months ended April 30, 2016 and 2015, respectively.  Income tax expense consists primarily of foreign taxes and U.S. tax expense related to indefinite-lived intangibles.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Beginning in the second quarter of fiscal 2016, we considered recent cumulative losses in the United States arising from the Company's business model transition as a significant source of negative evidence. Considering this negative evidence and the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets, we determined that it was not more likely than not that the Company would realize the U.S. federal and state deferred tax assets and recorded a full valuation allowance. As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent whereby management may determine that it is more likely than not that the federal and state deferred tax assets will be realized; therefore, we will continue to evaluate the realizability of our net deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

As of April 30, 2016, we had $254.6 million of gross unrecognized tax benefits, excluding interest, of which approximately $239.9 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, U.S. Manufacturer's deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax laws including possible U.S. tax law changes that, if enacted, could significantly impact how U.S. multinational companies are taxed on foreign subsidiary earnings. A significant amount of our earnings is generated by our Europe and APAC subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which U.S. taxes have not previously been provided.

We are currently the subject of a tax audit in China covering certain transfer pricing matters from 2004-2013.  On May 12, 2016, the China Tax Authority (the "CTA") provided an outline of the CTA's current position, but no adjustment has been proposed. We are currently evaluating that information and believe it is reasonably possible that a future settlement could result in a material tax charge. However, an estimate of the possible tax charge cannot be made based on information available at the balance sheet date.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2016 and 2015, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2016	2015
	(Unaudited)
Gross profit	$419.4	$554.7
Non-GAAP gross profit	$433.8	$571.1
Gross margin	82%	86%
Non-GAAP gross margin	85%	88%
(Loss) income from operations	$(155.0)	$21.5
Non-GAAP (loss) income from operations	$(27.0)	$94.1
Operating margin	(30)%	3%
Non-GAAP operating margin	(5)%	15%
Net (loss) income	$(173.0)	$19.1
Non-GAAP net (loss) income	$(23.0)	$69.1
GAAP diluted net (loss) income per share (1)	$(0.77)	$0.08
Non-GAAP diluted net (loss) income per share (1)	$(0.10)	$0.30
GAAP diluted shares used in per share calculation	224.4	231.7
Non-GAAP diluted weighted average shares used in per share calculation	224.4	231.7
_______________

(1)
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2016	2015
	(Unaudited)
Gross profit	$419.4	$554.7
Stock-based compensation expense	3.5	2.9
Amortization of developed technologies	10.9	13.5
Non-GAAP gross profit	$433.8	$571.1
Gross margin	82%	86%
Stock-based compensation expense	1%	—%
Amortization of developed technologies	2%	2%
Non-GAAP gross margin	85%	88%
(Loss) income from operations	$(155.0)	$21.5
Stock-based compensation expense	56.9	50.2
Amortization of developed technologies	10.9	13.5
Amortization of purchased intangibles	7.9	8.9
Restructuring charges and other facility exit costs, net	52.3	—
Non-GAAP (loss) income from operations	$(27.0)	$94.1
Operating margin	(30)%	3%
Stock-based compensation expense	11%	8%
Amortization of developed technologies	2%	2%
Amortization of purchased intangibles	2%	2%
Restructuring charges and other facility exit costs, net	10%	—%
Non-GAAP operating margin	(5)%	15%
Net (loss) income	$(173.0)	$19.1
Stock-based compensation expense	56.9	50.2
Amortization of developed technologies	10.9	13.5
Amortization of purchased intangibles	7.9	8.9
Restructuring charges and other facility exit costs, net	52.3	—
Gain on strategic investments	(0.5)	(1.0)
Discrete tax (provision) items	(1.9)	(3.1)
Income tax effect of non-GAAP adjustments	24.4	(18.5)
Non-GAAP net (loss) income	$(23.0)	$69.1

	Three Months Ended April 30,
	2016	2015
	(Unaudited)
GAAP diluted net (loss) income per share (1)	$(0.77)	$0.08
Stock-based compensation expense	0.25	0.21
Amortization of developed technologies	0.05	0.06
Amortization of purchased intangibles	0.04	0.04
Restructuring charges and other facility exit costs, net	0.23	—
Gain on strategic investments	—	—
Discrete tax (provision) items	(0.01)	(0.01)
Income tax effect of non-GAAP adjustments	0.11	(0.08)
Non-GAAP diluted net (loss) income per share (1)	$(0.10)	$0.30
GAAP diluted shares used in per share calculation	224.4	231.7
Shares included in non-GAAP net income per share, but excluded from GAAP net loss per share as they would have been anti-dilutive	—	—
Non-GAAP Diluted weighted average shares used in per share calculation	224.4	231.7
____________________

(1)
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

Restructuring charges and other facility exit costs (benefits), net.  These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions or other exit actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, the closure of facilities and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

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

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, amortization of purchased intangibles and restructuring charges and other facilities exit costs (benefits) for GAAP and non-GAAP measures.

Liquidity and Capital Resources

Our primary source of cash is from the sale of our term-based product licenses. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program and invest in our growth initiatives, which include acquisitions of products, technology and businesses. See further discussion of these items below.

At April 30, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.8 billion and net accounts receivable of $256.4 million.

In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all four series of notes collectively, the “Notes”). As of June 6, 2016, we have $1.5 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date. As of June 6, 2016, we have no amounts outstanding under the credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

Our cash, cash equivalents and marketable securities remained flat at $2.8 billion as of April 30, 2016 as compared to January 31, 2016 primarily as a result of cash generated from operations offset by cash used for repurchases of our common stock (net of stock issuance proceeds), acquisitions including business combinations and technology purchases, and capital expenditures. The cash proceeds from issuance of common stock vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan.

The primary source of net cash provided by operating activities of $164.4 million for the three months ended April 30, 2016 was cash flow provided by changes in operating assets and liabilities of $176.3 million. The primary working capital source of cash was a decrease in accounts receivable. The primary working capital uses of cash were decreases in accrued compensation and other accrued liabilities. Our days sales outstanding in trade receivables was 46 at April 30, 2016 compared to 92 at January 31, 2016. The days sales outstanding decrease relates primarily to a seasonal decline in maintenance billings and improved billings linearity.

At April 30, 2016, our short-term investment portfolio had an estimated fair value of $1,043.9 million and a cost basis of $1,042.3 million. The portfolio fair value consisted of $369.8 million invested in corporate bonds, $262.4 million invested in certificates of deposit, $156.7 million invested in commercial paper, $124.8 million invested in U.S. government securities,

$42.3 million invested in agency bonds, $24.0 million invested in sovereign debt, $11.1 million invested in asset backed securities, and $9.6 million invested in municipal bonds.

At April 30, 2016, $43.2 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

As of April 30, 2016, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of April 30, 2016, approximately 79% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buyback program with cash that has not been permanently reinvested outside the U.S.

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

During the three months ended April 30, 2016, we repurchased 1.8 million shares of our common stock. At April 30, 2016, 4.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended April 30, 2016:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 29	0.1	$51.95	0.1	6.2
March 1 - March 31	1.5	56.82	1.5	4.7
April 1 - April 30	0.2	57.70	0.2	4.5
Total	1.8	$56.75	1.8
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorized the repurchase of 30.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended April 30, 2016.

Off-Balance Sheet Arrangements

As of April 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Glossary of terms

Annualized Recurring Revenue (ARR)—Represents the annualized value of our average monthly recurring revenue for the preceding three months. "Maintenance ARR" captures ARR relating to traditional maintenance attached to perpetual licenses. "New Model ARR" captures ARR relating to new model subscription offerings. Recurring revenue acquired with the acquisition of a business may cause variability in the comparison of this calculation. ARR is currently our key performance metric to assess the health and trajectory of our business. ARR should be viewed independently of revenue and deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.

Annualized Revenue Per Subscription (ARPS)—Is calculated by dividing our annualized recurring revenue by total subscriptions.

BIM (Building Information Modeling)—BIM describes a model-based technology linked with a database of project information, and is the process of generating and managing information throughout the life cycle of a building. BIM is used as a digital representation of the building process to facilitate exchange and interoperability of information in digital formats.

Cloud service offerings—Represents individual term-based offerings deployed through web browser technologies or in a hybrid software and cloud configuration. Cloud service offerings that are bundled with other product offerings are not captured as a separate cloud service offering.

Constant currency (CC) growth rates—We attempt to represent the changes in the underlying business operations by eliminating fluctuations caused by changes in foreign currency exchange rates as well as eliminating hedge gains or losses recorded within the current and comparative periods. Our constant currency methodology removes all hedging gains and losses from the calculation.

Flexible Enterprise Business Agreements—Represents programs providing enterprise customers with token-based access or a fixed maximum number of seats to a broad pool of Autodesk products over a defined contract term.

License and Other revenue—License and other revenue consists of two components: (1) all forms of product license revenue and (2) other revenue. Product license revenue includes software license revenue from the sale of perpetual licenses, term-based licenses from our product subscriptions and flexible enterprise business agreements, and product revenue for Creative Finishing. Other revenue includes revenue from consulting, training, Autodesk Developers Network and Creative Finishing customer support, and is recognized over time, as the services are performed.

Maintenance plan—Our maintenance plans provide our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plan, customers are eligible to receive unspecified upgrades when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally between one and three years.

New Model Subscription Offerings (New Model)—Comprises our term-based product subscriptions (formerly titled Desktop subscription), cloud service offerings, and flexible enterprise business agreements.

Recurring Revenue—Represents the revenue for the period from our traditional maintenance plans and revenue from our new model subscription offerings, including portions of revenue allocated to license & other revenue for those offerings. It excludes subscription revenue related to education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

Suites—Autodesk suites are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective. Our primary suites include: Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Factory Design Suite, Autodesk Infrastructure Design Suite, Autodesk Plant Design Suite, and Autodesk Product Design Suite.

Subscription revenue—Autodesk subscription revenue consists of three components:  (1) maintenance revenue from our perpetual software products; (2) maintenance revenue from our term-based product subscriptions and flexible enterprise business agreements; and (3) revenue from our cloud service offerings.

Total Subscriptions—Consists of subscriptions from our maintenance plans and new model subscription offerings that are active and paid as of the quarter end date. For certain cloud service offerings and flexible enterprise business agreements, subscriptions represent the monthly average activity reported within the last three months of the quarter end date. Total subscriptions do not include education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2016 and January 31, 2016, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $354.0 million and $374.0 million at April 30, 2016 and January 31, 2016, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2016 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2016 and January 31, 2016 would increase the fair value of our foreign currency contracts by $17.6 million and $33.3 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2016 and January 31, 2016 would decrease the fair value of our foreign currency contracts by $27.4 million and $25.6 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At April 30, 2016, we had $2.3 billion of cash equivalents and marketable securities, including $1,043.9 million classified as short-term marketable securities and $538.9 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $6.0 million and $10.6 million, respectively.

Other Market Risk

From time to time we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Note 4, "Financial Instruments," for further discussion regarding our privately held investments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2016 for the reasons described below.

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

In connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management identified a material weakness in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management will continue to enhance its controls to include refinements and improvements to certain controls over the accounting for income taxes. The Company’s enhanced controls will continue to evolve and have not had a sufficient period of time to operate for management to conclude that they are operating effectively. Management believes the foregoing efforts will effectively remediate the material weakness.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As our business has expanded globally, we have increasingly become subject to risks arising from adverse changes in global economic and political conditions. The past several years were characterized by mixed global economic conditions, volatile credit markets, volatile exchange rates, relatively high unemployment, increased government deficit spending and debt levels, uncertainty about certain governments' abilities to repay such debt or to address certain fiscal issues, and volatility in many financial instrument markets. If economic growth in countries where we do business slows, such as in Japan or in emerging economies, or if such countries experience further economic recessions, customers may delay or reduce technology purchases. This could result in reductions in sales of our products and services, longer sales cycles and slower adoption of our technologies.

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

To address the industry transition from personal computer to cloud, mobile, and social computing, we have accelerated our move to the cloud and are offering more flexible product licenses. To support our transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and plan to discontinue selling new perpetual licenses of suites effective August 1, 2016. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During our transition, revenue, billings, gross margin, operating margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

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

Our entry into 3D printing presents many of the risks described above concerning developing and introducing new products as well as new risks for us. The manufacturing and 3D printing markets are highly competitive and some of our competitors have experience and resources superior to ours. We have limited experience designing, developing, and selling hardware products and no experience developing and selling printers. The market for 3D printing is nascent and may not develop as rapidly as we expect. Our sale of 3D printers could subject us to product and other liability that we do not currently face. If any of these risks materialize, it could adversely affect our business and financial performance as well as our reputation and brand.

Revenue from our offerings may be difficult to predict during our business model transition.

The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 will result in the loss of future up-front licensing revenue. This also will freeze the growth of our maintenance subscription revenue because there will be no further opportunities to attach maintenance licensing once we cease the sale of suites licenses. We expect our maintenance subscription revenue to decline over time, but it may decline more quickly than anticipated due to low maintenance renewals. At the same time, our new model subscription revenue may not grow as rapidly as anticipated. Our new model subscription pricing allows customers to use our offerings at a lower initial cost when compared to the sale of a perpetual license. Although our new model subscriptions are designed to increase the number of customers who purchase offerings and create a recurring revenue stream that is more predictable over time, it creates risks related to the timing of revenue recognition and expected reductions in cash flows in the near term.

We may not be able to predict subscription renewal rates and their impact on our future revenue and operating results.

Our customers are not obligated to renew their subscriptions for our offerings, and they may elect not to renew. We cannot assure renewal rates, or the mix of subscriptions renewals. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction, and reductions in customer spending levels or customer activity due to economic downturns or financial markets uncertainty. If our customers do not renew their subscriptions or if they renew on less favorable terms, our revenues may decline.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 64% and 69% of our net revenue for the three months ended April 30, 2016 and 2015, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our 2012 and 2015 Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S. Risks inherent in our international operations include:

•	economic volatility;

•	fluctuating currency exchange rates, including risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patterns as compared to the developed world;

•	tariffs, quotas, and other trade barriers and restrictions;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, and adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	potential changes in tax laws, including possible U.S. and foreign tax law changes that, if enacted, could significantly impact how multinational companies are taxed;

•	tax arrangements with foreign governments, including our ability to meet and renew the terms of those tax arrangements;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases.

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

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy- related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Other countries, including Canada and several Latin American and Asian countries, have constitutional protections for, or have adopted legislation protecting, individuals' personal information. Additionally, some federal, state, or foreign governmental bodies have established laws that seek to censor the transmission of certain types of content over the Internet or require that individuals be provided with the ability to permanently delete all electronic personal information, such as the German Multimedia Law of 1997 and the California “Eraser law” for minors. Additionally, some foreign governmental bodies (such as Russia and China) have established laws or have proposed laws that seek to require local data storage.

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

Given the variety of global privacy and data protection regimes, it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the European Union. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications, and require us to implement additional technological safeguards.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2016 and 2015, approximately 75% and 81%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 29% of our total net revenue for the three months ended April 30, 2016, as compared to 26% of our total net revenue for the three months ended April 30, 2015. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business, and political conditions in particular geographies, including Europe, APAC, and emerging economies;

•	failure to produce sufficient revenue, billings or subscription growth, and profitability;

•	failure to achieve anticipated levels of customer acceptance of our business model transition, including the impact of the end of upgrades and perpetual licenses;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	failure to achieve and maintain cost reductions and productivity increases;

•	dependence on and the timing of large transactions;

•	changes in product mix, pricing pressure or changes in product pricing;

•	changes in billings linearity;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower growth or contraction of our maintenance program;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and 3D printing;

•	the timing of the introduction of new products by us or our competitors;

•	the success of new business or sales initiatives and increasing our portfolio of product suites;

•	the financial and business condition of our reseller and distribution channels;

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

We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic or political conditions. In particular, our financial results in Europe during our third quarter are usually affected by a slower summer period, and our APAC operations typically experience seasonal slowing in our third and fourth quarters.

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

•	the potential for incompatible business cultures;

•	significantly higher than anticipated transaction or integration-related costs;

•	potential additional exposure to fluctuations in currency exchange rates; and

•	the potential impact on relationships with existing customers, vendors, and distributors as business partners as a result of acquiring another business.

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

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD- based software products and suites, if these products are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software and products based on AutoCAD, which include our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2016, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 17% of total net revenue compared to 25% during the three months ended April 30, 2015.

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

In connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management identified a material weakness in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

•	assessed and reorganized the structure of our tax function to enhance the level of documentation, technical oversight and review.

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

Our investment portfolio consists of a variety of investment vehicles in a number of countries that are subject to interest rate trends, market volatility, and other economic factors. If general economic conditions decline, this could cause the credit ratings of our investments to deteriorate, illiquidity in the financial marketplace, and we may experience a decline in interest income and an inability to sell our investments, leading to impairment in the value of our investments.

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

Such improvements are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of revenue, errors in our accounting and financial reporting or damage to our reputation and could compromise our business model transition.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are not more-likely-than-not to be realized and we determined during our second quarter of fiscal 2016 that our U.S. deferred tax assets were no longer more likely than not to be realized. Changes in the amount of the valuation allowance could result in a material noncash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

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

We also have a $400.0 million revolving credit facility. As of April 30, 2016, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended April 30, 2016.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016)

10.1
Participants, target awards and payout formulas for fiscal year 2017 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 15, 2016)

10.2	Description of Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 15, 2016)

10.3
Agreement, dated March 10, 2016, by and among the Company, Sachem Head Capital Management LP, Uncas GP LLC, and Sachem Head GP LLC. (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016)

10.4
Agreement, dated March 10, 2016, by and among the Company, Eminence Capital, LP, and Eminence GP, LLC. (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016)

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

Dated: June 6, 2016

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)