Form 10-Q
period 2016-07-31
AUTODESK INC
filed 2016-08-30
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

As of August 23, 2016, registrant had outstanding approximately 221,892,961 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net revenue:
Subscription	$322.0	$319.0	$648.0	$638.8
License and other	228.7	290.5	414.6	617.2
Total net revenue	550.7	609.5	1,062.6	1,256.0
Cost of revenue:
Cost of subscription revenue	38.2	40.0	78.0	78.7
Cost of license and other revenue	46.9	53.0	99.5	106.1
Total cost of revenue	85.1	93.0	177.5	184.8
Gross profit	465.6	516.5	885.1	1,071.2
Operating expenses:
Marketing and sales	243.1	240.8	483.9	494.7
Research and development	193.0	193.1	386.5	387.6
General and administrative	68.6	70.1	143.3	146.0
Amortization of purchased intangibles	7.8	8.2	15.7	17.1
Restructuring charges and other facility exit costs, net	16.0	—	68.3	—
Total operating expenses	528.5	512.2	1,097.7	1,045.4
(Loss) income from operations	(62.9)	4.3	(212.6)	25.8
Interest and other expense, net	(10.1)	(3.4)	(13.7)	(3.1)
(Loss) income before income taxes	(73.0)	0.9	(226.3)	22.7
Provision for income taxes	(25.2)	(269.5)	(39.6)	(272.2)
Net loss	$(98.2)	$(268.6)	$(265.9)	$(249.5)
Basic net loss per share	$(0.44)	$(1.18)	$(1.19)	$(1.10)
Diluted net loss per share	$(0.44)	$(1.18)	$(1.19)	$(1.10)
Weighted average shares used in computing basic net loss per share	223.2	227.0	223.8	227.1
Weighted average shares used in computing diluted net loss per share	223.2	227.0	223.8	227.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net loss	$(98.2)	$(268.6)	$(265.9)	$(249.5)
Other comprehensive loss, net of reclassifications:
Net (loss) on derivative instruments (net of tax effect of $1.1, $0.8, ($0.8) and ($0.7), respectively)	(1.5)	(4.7)	(11.0)	(10.1)
Change in net unrealized gain (loss) on available-for-sale securities (net of tax effect of ($0.1), $0.3, ($0.6) and $0.2, respectively)	1.1	(1.4)	3.4	(1.2)
Change in defined benefit pension items (net of tax effect of ($0.2), $0.0, ($0.2) and $0.0, respectively)	—	0.3	0.3	1.0
Net change in cumulative foreign currency translation loss (net of tax effect of $0.0, $0.7, $0.0 and $4.5, respectively)	(7.9)	(8.5)	(1.4)	(6.7)
Total other comprehensive loss	(8.3)	(14.3)	(8.7)	(17.0)
Total comprehensive loss	$(106.5)	$(282.9)	$(274.6)	$(266.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,467.3	$1,353.0
Marketable securities	597.6	897.9
Accounts receivable, net	306.9	653.6
Prepaid expenses and other current assets	114.7	88.6
Total current assets	2,486.5	2,993.1
Marketable securities	505.6	532.3
Computer equipment, software, furniture and leasehold improvements, net	173.0	169.3
Developed technologies, net	66.6	70.8
Goodwill	1,597.4	1,535.0
Deferred income taxes, net	9.8	9.2
Other assets	208.5	205.6
Total assets	$5,047.4	$5,515.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110.3	$119.9
Accrued compensation	160.0	243.3
Accrued income taxes	54.1	29.4
Deferred revenue	1,107.1	1,068.9
Other accrued liabilities	128.1	129.5
Total current liabilities	1,559.6	1,591.0
Long-term deferred revenue	412.9	450.3
Long-term income taxes payable	42.7	161.4
Long-term deferred income taxes	66.6	67.7
Long-term notes payable, net	1,489.2	1,487.7
Other liabilities	144.7	137.6
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,857.1	1,821.5
Accumulated other comprehensive loss	(129.8)	(121.1)
Retained earnings	(395.6)	(80.8)
Total stockholders’ equity	1,331.7	1,619.6
Total liabilities and stockholders' equity	$5,047.4	$5,515.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2016	2015
Operating activities:
Net loss	$(265.9)	$(249.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	70.4	74.0
Stock-based compensation expense	105.9	90.9
Deferred income taxes	(9.2)	223.0
Restructuring charges and other facility exit costs, net	68.3	—
Other operating activities	(6.2)	(15.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	346.9	64.4
Prepaid expenses and other current assets	(23.3)	(19.4)
Accounts payable and accrued liabilities	(44.6)	(80.3)
Deferred revenue	(1.4)	79.2
Accrued income taxes	(94.5)	(3.3)
Net cash provided by operating activities	146.4	163.7
Investing activities:
Purchases of marketable securities	(810.9)	(1,314.2)
Sales of marketable securities	354.7	187.0
Maturities of marketable securities	791.3	541.0
Capital expenditures	(42.6)	(29.8)
Acquisitions, net of cash acquired	(85.2)	(37.5)
Other investing activities	(6.7)	(13.1)
Net cash provided by (used in) investing activities	200.6	(666.6)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	54.2	61.9
Taxes paid related to net share settlement of equity awards	(19.9)	(28.7)
Repurchases of common stock	(270.0)	(207.7)
Proceeds from debt, net of discount	—	748.3
Other financing activities	—	(6.3)
Net cash (used in) provided by financing activities	(235.7)	567.5
Effect of exchange rate changes on cash and cash equivalents	3.0	(2.1)
Net increase in cash and cash equivalents	114.3	62.5
Cash and cash equivalents at beginning of period	1,353.0	1,410.6
Cash and cash equivalents at end of period	$1,467.3	$1,473.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2016, and for the three and six months ended July 31, 2016 and 2015, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2016 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2017, or for any other period. There have been no material changes to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed on March 23, 2016.

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

Autodesk performed the analysis required by Staff Accounting Bulletin 99, Materiality, to evaluate the materiality of the error, quantitatively and qualitatively, and concluded it was not material to the Company’s Condensed Consolidated Financial Statements as of July 31, 2015 and for the three and six month periods ended July 31, 2015; however, in light of the significance of a correction of the error to the results for the three months ended October 31, 2015, Autodesk chose to correct the error by revising the previously reported results for the three and six months ended July 31, 2015. See Note 6, "Income Tax," in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2016, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09") regarding ASC Topic 718, “Improvements to Employee Share-Based Payment Accounting.” The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity in the statements of cash flows, and provides an entity-wide accounting policy election to account for forfeitures as they occur.

Autodesk early adopted the standard during the three months ended July 31, 2016. Upon adoption, under the modified retrospective transition method, the Company recognized the previously unrecognized excess tax benefits as increases in deferred tax assets for tax credit and tax loss carryovers, of which $116.5 million were available to offset liabilities for uncertain tax benefits. This reduction in liabilities for uncertain tax benefits resulted in a cumulative-effect increase of $116.5 million to the February 1, 2016 opening retained earnings balance. Tax attributes not available to offset uncertain tax benefits were fully offset by a valuation allowance.

Autodesk elected to account for forfeitures as they occur using a modified retrospective transition method, which resulted in a cumulative-effect adjustment of $6.9 million to reduce the February 1, 2016 opening retained earnings balance.

Autodesk elected to apply the change in presentation of excess tax benefits in the statements of cash flows retrospectively to all periods presented and no longer classifies them as a reduction from operating cash flows. However, the adoption did not impact the current or prior period presented as there were no excess tax benefits recorded. The retrospective presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any prior period since such cash flows have historically been presented as a financing activity. Additional amendments to the accounting for minimum statutory withholding tax requirements had no impact to opening retained earnings as of February 1, 2016 as Autodesk does not withhold more than the minimum statutory requirements.

As Autodesk elected to early adopt in the second quarter of fiscal 2017, we are required to reflect any adjustments as of February 1, 2016, the beginning of the annual period that includes the interim period of adoption, and are required to revise our reported quarterly results for the three months ended April 30, 2016. Accordingly, this table reflects the retrospective adjustments made to beginning retained earnings and to the previously reported results for the three months ended April 30, 2016:

Condensed Consolidated Balance Sheets

	As Reported	ASU 2016-09 Adoption Adjustments:		As Adjusted
(in millions)	April 30, 2016	February 1, 2016 Retained Earnings	For The Three Months Ended April 30, 2016	April 30, 2016
Long-term income taxes payable	$153.8	$(116.5)	$—	$37.3
Common stock and additional paid-in capital	1,865.6	6.9	(5.3)	1,867.2
Retained earnings	$(308.2)	$109.6	$5.3	$(193.3)

Condensed Consolidated Statements of Operations

	As Reported	ASU 2016-09 Adoption Increase/(Decrease)	As Adjusted
(in millions, except per share data)	Three Months Ended April 30, 2016		Three Months Ended April 30, 2016
Cost of subscription revenue	$39.7	$0.1	$39.8
Cost of license and other revenue	52.8	(0.2)	52.6
Gross profit	419.4	0.1	419.5
Marketing and sales	242.9	(2.1)	240.8
Research and development	195.5	(2.0)	193.5
General and administrative	75.8	(1.1)	74.7
(Loss) from operations	(155.0)	5.3	(149.7)
Provision for income taxes	(14.4)	—	(14.4)
Net (loss)	$(173.0)	$5.3	$(167.7)
Basic and diluted weighted average shares outstanding	224.4	—	224.4
Basic and diluted net (loss) per share	$(0.77)	$0.02	$(0.75)

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

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") regarding ASC Topic 326, "Financial Instruments - Credit Losses," which modifies the measurement of expected credit losses of certain financial instruments. The amendments will be effective for Autodesk's fiscal year beginning February 1, 2019 unless Autodesk elects early adoption. Autodesk does not believe ASU 2016-13 will have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01") regarding ASC Topic 825-10, "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. The amendments in ASU 2016-01 will be effective for Autodesk's fiscal year beginning February 1, 2018. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. Autodesk does not believe ASU 2016-01 will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for Autodesk’s fiscal year beginning February 1, 2018 unless we elect the earlier date of February 1, 2017. In addition, the FASB issued Accounting Standards Update No. 2016-08, Accounting Standards Update No. 2016-10, and Accounting Standards Update No. 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 31% and 30% of Autodesk’s total net revenue for the three and six months ended July 31, 2016, respectively, and 23% and 25% for the three and six months ended July 31, 2015, respectively. The majority of the net revenue from sales to Tech Data relates to Autodesk’s Architecture, Engineering and Construction (“AEC”) segment and is for sales made outside of the United States. In addition, Tech Data accounted for 31% and 22% of trade accounts receivable at July 31, 2016 and January 31, 2016, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2016 and January 31, 2016:

	July 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$44.2	$—	$—	$44.2	$44.2	$—	$—
Certificates of deposit	181.3	—	—	181.3	181.3	—	—
Commercial paper	296.9	—	—	296.9	—	296.9	—
Corporate bonds	8.7	—	—	8.7	8.7	—	—
Custody cash deposit	22.5	—	—	22.5	22.5	—	—
Money market funds	143.8	—	—	143.8	—	143.8	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
U.S. government securities	167.0	—	—	167.0	167.0	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	41.9	—	—	41.9	41.9	—	—
Asset backed securities	10.8	—	—	10.8	—	10.8	—
Certificates of deposit	55.4	—	—	55.4	55.4	—	—
Commercial paper	119.4	—	—	119.4	—	119.4	—
Corporate bonds	267.2	0.2	(0.1)	267.3	267.3	—	—
Sovereign debt	19.6	—	—	19.6	—	19.6	—
U.S. government securities	37.6	—	—	37.6	37.6	—	—
Short-term trading securities
Mutual funds	43.7	1.9	—	45.6	45.6	—	—
Long-term available-for-sale
Agency bonds	52.0	0.3	—	52.3	52.3	—	—
Asset backed securities	58.9	0.2	—	59.1	—	59.1	—
Certificates of deposit	1.8	—	—	1.8	1.8	—	—
Corporate bonds	276.1	1.5	(0.1)	277.5	277.5	—	—
Municipal bonds	9.5	0.1	—	9.6	9.6	—	—
Sovereign debt	10.8	—	—	10.8	—	10.8	—
U.S. government securities	94.2	0.3	—	94.5	94.5	—	—
Convertible debt securities (2)	6.3	2.2	(1.1)	7.4	—	—	7.4
Derivative contracts (3)	3.2	7.1	(10.8)	(0.5)	—	(1.7)	1.2
Total	$1,977.8	$13.8	$(12.1)	$1,979.5	$1,312.2	$658.7	$8.6
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$8.5	$—	$—	$8.5	$8.5	$—	$—
Certificates of deposit	267.6	—	—	267.6	267.6	—	—
Commercial paper	106.6	—	—	106.6	—	106.6	—
Custody cash deposit	2.1	—	—	2.1	2.1	—	—
Money market funds	382.4	—	—	382.4	—	382.4	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
U.S. government securities	103.0	—	—	103.0	103.0	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	40.0	—	(0.1)	39.9	39.9	—	—
Asset backed securities	7.3	—	—	7.3	—	7.3	—
Certificates of deposit	190.3	—	—	190.3	190.3	—	—
Commercial paper	141.1	—	—	141.1	—	141.1	—
Corporate debt securities	377.1	0.1	(0.3)	376.9	376.9	—	—
Municipal bonds	9.7	—	—	9.7	9.7	—	—
Sovereign debt	20.1	—	—	20.1	—	20.1
U.S. government securities	74.6	—	—	74.6	74.6	—	—
Short-term trading securities
Mutual funds	38.8	0.4	(1.2)	38.0	38.0	—	—
Long-term available-for-sale
Agency bonds	56.8	0.1	—	56.9	56.9	—	—
Asset backed securities	36.5	0.1	—	36.6	—	36.6	—
Corporate debt securities	320.9	0.3	(0.8)	320.4	320.4	—	—
Municipal bonds	2.9	—	—	2.9	2.9	—	—
Sovereign debt	16.9	—	—	16.9	—	16.9	—
U.S. government securities	98.4	0.3	(0.1)	98.6	98.6	—	—
Convertible debt securities (2)	2.5	2.0	(1.1)	3.4	—	—	3.4
Derivative contracts (3)	1.5	7.8	(7.4)	1.9	—	1.6	0.3
Total	$2,310.6	$11.1	$(11.0)	$2,310.7	$1,594.4	$712.6	$3.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and six months ended July 31, 2016.

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

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2016 follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balance at January 31, 2016	$0.3	$3.4	$3.7
Purchases	0.9	4.0	4.9
Losses included in earnings	—	(0.2)	(0.2)
Gains included in OCI	—	0.2	0.2
Balance at July 31, 2016	$1.2	$7.4	$8.6

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	July 31, 2016
	Cost	Fair Value
Due within 1 year	$555.7	$556.9
Due in 1 year through 5 years	504.4	506.7
Due in 5 years through 10 years	1.4	1.4
Total	$1,061.5	$1,065.0

As of July 31, 2016 and January 31, 2016, Autodesk had no material securities, individually and in aggregate, in a continuous unrealized loss position for greater than twelve months.

As of July 31, 2016 and January 31, 2016, Autodesk had $105.7 million and $104.3 million, respectively, in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. During the six months ended July 31, 2016 and 2015, Autodesk recorded $0.3 million and $0.2 million, respectively, in other-than-temporary impairment on its privately held equity investments.

The sales or redemptions of “available-for-sale securities” during the six months ended July 31, 2016 and 2015 resulted in a gain of $0.4 million and $0.3 million, respectively. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the six months ended July 31, 2016 and 2015 were $1,146.0 million and $728.0 million, respectively.

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

The net notional amounts of these contracts are presented net settled and were $445.7 million at July 31, 2016 and $142.4 million at January 31, 2016. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $4.7 million remaining in “Accumulated other comprehensive loss” as of July 31, 2016 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $88.7 million at July 31, 2016 and $231.6 million at January 31, 2016.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2016 and January 31, 2016:

	Balance Sheet Location	Fair Value at
		July 31, 2016	January 31, 2016
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$6.7	$3.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	1.8	4.9
Total derivative assets		$8.5	$8.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$8.0	$3.4
Derivatives not designated as hedging instruments	Other accrued liabilities	1.0	3.0
Total derivative liabilities		$9.0	$6.4

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2016 and 2015 (amounts presented include any income tax effects):

	Foreign Currency Contracts		Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Amount of gain (loss) recognized in accumulated other comprehensive income on derivatives (effective portion)	$1.5	$4.4	$(4.9)	$6.7
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$2.5	$11.3	$7.4	$22.3
Operating expenses	0.5	(2.2)	(1.3)	(5.5)
Total	$3.0	$9.1	$6.1	$16.8
Amount and location of loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.2)	$(0.2)	$(0.4)	$(0.3)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2016 and 2015 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Amount and location of (loss) gain recognized in income on derivatives
Interest and other expense, net	$(3.9)	$2.1	$(10.9)	$0.7

5. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock unit activity for the six months ended July 31, 2016 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2016	7,739.6	$51.80
Granted	1,538.8	57.60
Vested	(1,008.0)	56.00
Canceled/Forfeited	(475.7)	51.70
Performance Adjustment (1)	(29.7)	63.81
Unvested restricted stock units at July 31, 2016	7,765.0	$52.66
 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2016 performance period. The performance stock units were attained at rates ranging from 86.1% to 98.0% of the target award.

The fair value of the shares vested during the six months ended July 31, 2016 and 2015 was $57.2 million and $93.4 million, respectively.

During the six months ended July 31, 2016, Autodesk granted 1.1 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $41.5 million and $28.0 million during the three months ended July 31, 2016 and 2015, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $80.3 million and $65.8 million during the six months ended July 31, 2016 and 2015, respectively.

During the six months ended July 31, 2016, Autodesk granted 0.4 million performance stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for these grants are based upon net new model subscription additions, new model Annualized Recurring Revenue ("ARR"), non-GAAP total spend, and total subscription renewal rate goals ("FY17 performance criteria") adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three-year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using a Monte Carlo simulation model since the awards are also subject to a market condition. The fair value of the PSUs is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $5.9 million for both the three months ended July 31, 2016 and 2015. Autodesk recorded stock-based compensation expense related to PSUs of $12.2 million and $11.5 million for the six months ended July 31, 2016 and 2015, respectively.

1998 Employee Qualified Stock Purchase Plan (“ESPP”)

Under Autodesk’s ESPP, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation, subject to certain limitations, at

85% of the lower of Autodesk's closing price (fair market value) on the offering date or the exercise date. The offering period for ESPP awards consists of four, six-month exercise periods within a 24-month offering period.

Autodesk issued 1.2 million and 1.1 million shares under the ESPP during the six months ended July 31, 2016 and 2015, respectively, with an average price of $36.67 and $36.91 per share, respectively. The weighted average grant date fair value of awards granted under the ESPP was $17.88 and $15.99 during the six months ended July 31, 2016 and 2015, respectively, calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2016 and 2015, respectively, as follows:

	Three Months Ended July 31,
	2016	2015
Cost of subscription	$1.7	$1.2
Cost of license and other revenue	1.7	1.2
Marketing and sales	23.3	17.3
Research and development	20.2	14.8
General and administrative	7.4	6.2
Stock-based compensation expense related to stock awards and ESPP purchases	54.3	40.7
Tax benefit	—	(10.5)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$54.3	$30.2

	Six Months Ended July 31,
	2016	2015
Cost of subscription	$3.5	$2.6
Cost of license and other revenue	3.3	2.7
Marketing and sales	44.8	39.0
Research and development	39.1	32.4
General and administrative	15.2	14.2
Stock-based compensation expense related to stock awards and ESPP purchases	105.9	90.9
Tax benefit	—	(24.5)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$105.9	$66.4

Stock-based Compensation Expense Assumptions

Autodesk determines the grant date fair value of its share-based payment awards using a BSM option pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Six Months Ended July 31, 2016		Six Months Ended July 31, 2015
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	38.4 - 38.6%	35.0 - 40.2%	27.3%	27.7 - 28.2%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.6 - 0.7%	0.5 - 0.9%	0.2%	0.1 - 0.6%

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

Autodesk recognizes expense only for the stock-based awards that ultimately vest. As permitted by ASU 2016-09, Autodesk has elected to account for forfeitures of our stock-based awards as those forfeitures occur.

6. Income Tax

Autodesk's income tax expense was $25.2 million and $269.5 million for the three months ended July 31, 2016 and 2015, respectively, relative to a pre-tax loss of $73.0 million and pre-tax income of $0.9 million, respectively, for the same periods. Autodesk's income tax expense was $39.6 million and $272.2 million for the six months ended July 31, 2016 and 2015, respectively, relative to a pre-tax loss of $226.3 million and pre-tax income of $22.7 million, respectively, for the same periods. The decrease in income tax expense was primarily due to the valuation allowance that was established during the three months ended July 31, 2015. Income tax expense consists primarily of foreign taxes and U.S. tax expense related to indefinite-lived intangibles.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and established a valuation allowance against the Company’s deferred tax assets in the three months ended July 31, 2015. Subsequently, Autodesk determined that it had understated income tax expense by $33.1 million for the three and six months ended July 31, 2015, primarily related to an error in the establishment of the valuation allowance, which had been understated at July 31, 2015. Autodesk evaluated the materiality of the error, quantitatively and qualitatively, and concluded it was not material to the Company’s condensed consolidated financial statements for the quarter ended July 31, 2015 but chose to correct the error by revising the previously reported results for the three and six months ended July 31, 2015.

The following table summarizes the impact of adjusting the condensed consolidated income statement balances presented for the three and six months ended July 31, 2015:

	As previously reported		As adjusted
(In millions, except per share data)	Three Months Ended July 31, 2015	Adjustment	Three Months Ended July 31, 2015
Provision for income tax	$(236.4)	$(33.1)	$(269.5)
Net loss	(235.5)	(33.1)	(268.6)
Basic and diluted net loss per share	$(1.04)	$(0.14)	$(1.18)

	Six Months Ended July 31, 2015	Adjustment	Six Months Ended July 31, 2015
Provision for income tax	$(239.1)	$(33.1)	$(272.2)
Net loss	(216.4)	(33.1)	(249.5)
Basic and diluted net loss per share	$(0.95)	$(0.15)	$(1.10)

The following table summarizes the impact of adjusting the Condensed Consolidated Balance Sheet balances as of July 31, 2015:

	As previously reported		As adjusted
(In millions)	July 31, 2015	Adjustment	July 31, 2015
Current deferred tax liabilities (1)	$8.3	$1.2	$9.5
Accrued income taxes	52.3	(29.4)	22.9
Long-term deferred tax liabilities	28.9	25.1	54.0
Long-term income tax payable	124.0	36.2	160.2
Retained earnings	$164.4	$(33.1)	$131.3
_______________

(1)	Included in "Other accrued liabilities" in the accompanying Condensed Consolidated Balance Sheets.

As of July 31, 2016, the Company had $261.6 million of gross unrecognized tax benefits, excluding interest, of which approximately $246.9 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

During the three months ended July 31, 2016, the Company proposed a settlement of a tax audit in China covering certain transfer pricing matters from 2004-2013. The settlement is currently under review by the State Administration of Taxation.  The estimated tax liability, including interest, is approximately $11.4 million for the years under audit and calendar years 2014 and 2015.  The Company accrued this tax liability during the three months ended July 31, 2016.

The Internal Revenue Service has notified the Company that it intends to begin an examination of the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015. While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years to be examined.

7.     Acquisitions

During the six months ended July 31, 2016, Autodesk completed several business combinations and technology acquisitions for total cash consideration of approximately $87.0 million. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the six months ended July 31, 2016:

July 31, 2016
Developed technologies	$18.8
Customer relationships and other non-current intangible assets	10.2
Trade name	3.8
Goodwill	62.8
Deferred revenue (current and non-current)	(2.1)
Deferred tax liability	(7.1)
Net tangible assets	0.6
Total	$87.0

For certain business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. For the items not yet finalized, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill, and the valuation of certain intangible assets.

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	July 31, 2016	January 31, 2016
Developed technologies, at cost	$587.6	$571.4
Customer relationships, trade names, patents, and user lists, at cost (1)	384.8	371.6
Other intangible assets, at cost (2)	972.4	943.0
Less: Accumulated amortization	(832.3)	(796.2)
Other intangible assets, net	$140.1	$146.8
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

The change in the carrying amount of goodwill by reportable segment during the six months ended July 31, 2016 is as follows:

	Platform Solutions and Emerging Business	Architecture, Engineering and Construction	Manufacturing	Media and Entertainment	Total
Balances as of January 31, 2016
Goodwill	$386.9	$427.2	$613.9	$256.2	$1,684.2
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	386.9	427.2	613.9	107.0	1,535.0
Addition arising from other acquisitions	17.4	—	13.6	31.8	62.8
Effect of foreign currency translation, purchase accounting adjustments, and other	0.7	2.0	(3.5)	0.4	(0.4)
Balances as of July 31, 2016
Goodwill	405.0	429.2	624.0	288.4	1,746.6
Accumulated impairment losses	—	—	—	(149.2)	(149.2)
	$405.0	$429.2	$624.0	$139.2	$1,597.4

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

10. Deferred Compensation

At July 31, 2016, Autodesk had marketable securities totaling $1.1 billion, of which $45.6 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $45.6 million at July 31, 2016, of which $2.1 million was classified as current and $43.5 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2016 was $38.0 million, of which $1.9 million was classified as current and $36.1 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2016	January 31, 2016
Computer hardware, at cost	$211.3	$202.7
Computer software, at cost	94.2	85.6
Leasehold improvements, land and buildings, at cost	202.1	202.9
Furniture and equipment, at cost	59.0	59.0
	566.6	550.2
Less: Accumulated depreciation	(393.6)	(380.9)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$173.0	$169.3

12. Borrowing Arrangements

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $791.8 million as of July 31, 2016.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (collectively, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. Autodesk may redeem the 2012 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2012 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2012 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2012 Notes was approximately $763.1 million as of July 31, 2016.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At July 31, 2016, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

13. Restructuring charges and other facility exit costs, net
In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the business.   The Company's Fiscal 2017 Plan consist of employee termination benefits related to the reduction of its workforce with expected costs of approximately $69.0 million, and lease terminations and other exit costs expected to be approximately $10.0 million.

During the three and six months ended July 31, 2016, restructuring charges under the Fiscal 2017 Plan included $8.0 million and $55.7 million in employee termination benefits, respectively, and $0.6 million and $5.2 million in other facility exit costs, respectively. Additionally, during the three and six months ended July 31, 2016, we incurred $7.4 million in lease termination costs not related to the Fiscal 2017 Plan. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred.

The Company expects to pay substantially all of the employee termination benefits and facility related liabilities under the Fiscal 2017 Plan by the end of fiscal 2017.

The following table sets forth the restructuring charges and other facility exit costs during the six months ended July 31, 2016:

	Balance at January 31, 2016	Additions	Payments	Adjustments (1)	Balance at July 31, 2016
Fiscal 2017 Plan
Employee termination costs	$—	$55.7	$(48.4)	$—	$7.3
Lease termination and other exit costs	—	5.2	(2.1)	(1.9)	1.2
Other Lease Termination Costs
Lease termination costs	—	7.4	(0.2)	(3.5)	3.7
Total	$—	$68.3	$(50.7)	$(5.4)	$12.2
Current portion (2)	$—				$10.3
Non-current portion (2)	—				1.9
Total	$—				$12.2
____________________

(1)	Adjustments include the impact of computer equipment, software, furniture, straight-line rent and leasehold improvement write-offs, and foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three and six months ended July 31, 2016, Autodesk repurchased and retired 3.0 million and 4.8 million shares at an average repurchase price of $55.88 and $56.20 per share, respectively. Common stock and additional paid-in capital and retained earnings were reduced by $65.8 million and $104.1 million, respectively, during the three months ended July 31, 2016. Common stock and additional paid-in capital and retained earnings were reduced by $111.5 million and $158.5 million, respectively, during the six months ended July 31, 2016.

At July 31, 2016, 1.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the six months ended July 31, 2016, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2016:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2016	$15.7	$0.2	$(28.3)	$(108.7)	$(121.1)
Other comprehensive (loss) income before reclassifications	(4.1)	4.5	(0.2)	(1.4)	(1.2)
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(6.1)	(0.5)	0.7	—	(5.9)
Tax effects	(0.8)	(0.6)	(0.2)	—	(1.6)
Net current period other comprehensive (loss) income	(11.0)	3.4	0.3	(1.4)	(8.7)
Balances, July 31, 2016	$4.7	$3.6	$(28.0)	$(110.1)	$(129.8)

Reclassifications related to gains and losses on available-for-sale securities are included in "Interest and other expense, net." Refer to "Note 4: Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

17. Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units. Diluted net loss per share is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net loss per share amounts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(98.2)	$(268.6)	$(265.9)	$(249.5)
Denominator:
Denominator for basic net loss per share—weighted average shares	223.2	227.0	223.8	227.1
Effect of dilutive securities (1)	—	—	—	—
Denominator for dilutive net loss per share	223.2	227.0	223.8	227.1
Basic net loss per share	$(0.44)	$(1.18)	(1.19)	(1.10)
Diluted net loss per share	$(0.44)	$(1.18)	(1.19)	(1.10)
____________________

(1)
The effect of dilutive securities of 4.2 million shares and 4.1 million shares for the three months ended July 31, 2016 and 2015, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods. The effect of dilutive securities of 4.0 million and 4.5 million shares for the six months ended July 31, 2016 and 2015, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended July 31, 2016, no potentially anti-dilutive shares were excluded from the computation of diluted net loss per share. For the three months ended July 31, 2015, 0.6 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share. For both the six months ended July 31, 2016 and 2015, 0.1 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively.

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

Information concerning the operations of Autodesk’s reportable segments is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net revenue:
Architecture, Engineering and Construction	$253.2	$233.4	$472.1	$470.1
Manufacturing	176.9	171.2	334.9	355.8
Platform Solutions and Emerging Business	86.2	164.1	186.2	349.4
Media and Entertainment	34.4	40.8	69.4	80.7
	$550.7	$609.5	$1,062.6	$1,256.0
Gross profit:
Architecture, Engineering and Construction	$229.1	$209.5	$422.7	$426.5
Manufacturing	156.4	151.2	292.5	309.3
Platform Solutions and Emerging Business	65.5	138.5	141.6	301.8
Media and Entertainment	28.7	31.7	56.7	64.4
Unallocated (1)	(14.1)	(14.4)	(28.4)	(30.8)
	$465.6	$516.5	$885.1	$1,071.2
 _______________

(1)	Unallocated amounts primarily relate to corporate expenses and other costs and expenses that are managed outside the reportable segments, including stock-based compensation expense.

Information regarding Autodesk’s operations by geographic area is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net revenue:
Americas
U.S.	$195.2	$194.5	$379.9	$394.1
Other Americas	34.9	41.2	67.9	85.6
Total Americas	230.1	235.7	447.8	479.7
Europe, Middle East and Africa	220.5	225.7	423.1	471.1
Asia Pacific
Japan	36.8	50.7	74.1	115.8
Other Asia Pacific	63.3	97.4	117.6	189.4
Total Asia Pacific	100.1	148.1	191.7	305.2
Total net revenue	$550.7	$609.5	$1,062.6	$1,256.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Six Months Ended July 31, 2016 and 2015” and “Business Outlook” below, anticipated future net revenue, future GAAP and non-GAAP net (loss) income per share, operating margin, operating expenses, billings, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, remediations to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. To address this transition we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. Our product subscriptions represent a hybrid of desktop software and SaaS functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud service offerings, for example, Autodesk BIM 360, Fusion 360, and AutoCAD 360 Pro, provide tools, including mobile and social capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead the industries we serve to cloud-based technologies and business models. This entails both a technological shift and a business model shift. We now offer term-based product subscriptions for individual products and industry collections, cloud service offerings, and flexible enterprise business agreements ("new model subscription offerings"). These offerings are designed to give our customers more flexibility with how they use our products and service offerings and to address new types of customers such as project-based users and small businesses. As part of this transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites effective August 1, 2016.

With the discontinuation of the sale of most perpetual licenses, we have accelerated our transition away from selling a hybrid of perpetual licenses and term-based product subscriptions toward a single subscription model. During the transition, revenue, gross margin, operating margin, earnings (loss) per share, deferred revenue, billings, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

As we progress through the business model transition, billings and reported revenue are less relevant to measure the success of the business as perpetual license sales are discontinued in favor of subscription offerings, which have considerably lower up-front prices. Annualized recurring revenue ("ARR") and growth of subscriptions will better reflect business momentum and provide additional transparency into the transition. To further analyze progress, we will also disaggregate our growth in these metrics between the original maintenance model ("maintenance") and the new model subscription offerings. We expect maintenance subscriptions to peak as perpetual license sales end this year, and we expect them to decline slowly over time.

Autodesk sells our products and services globally, through a combination of indirect and direct channels.  During the three months ended July 31, 2016 and 2015, our indirect channels, which include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers, were responsible for 75% and 80% of our overall revenue, respectively.  During the same periods, our direct channels, which include sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our company estore, were responsible for 25% and 20% of our overall revenue, respectively.  During the six months ended July 31, 2016 and 2015, our indirect channels, which include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers, were responsible for 75% and 81% of our overall revenue, respectively.  During the same periods, our direct channels, which include sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our company estore, were responsible for 25% and 19% of our overall revenue, respectively.

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

Overview of the Three and Six Months Ended July 31, 2016 and 2015

(in millions)	Three Months Ended July 31, 2016	As a % of Net Revenue	Change compared to prior fiscal year		Three Months Ended July 31, 2015	As a % of Net Revenue
			$	%
Net Revenue	$550.7	100%	$(58.8)	(10)%	$609.5	100%
Cost of revenue	85.1	15%	(7.9)	(8)%	93.0	15%
Gross Profit	465.6	85%	(50.9)	(10)%	516.5	85%
Operating expenses	528.5	96%	16.3	3%	512.2	84%
(Loss) income from operations	$(62.9)	(11)%	$(67.2)	(1,563)%	$4.3	1%

	Six Months Ended July 31, 2016	As a % of Net Revenue	Change compared to prior fiscal year		Six Months Ended July 31, 2015	As a % of Net Revenue
			$	%
Net Revenue	$1,062.6	100%	$(193.4)	(15)%	$1,256.0	100%
Cost of revenue	177.5	17%	(7.3)	(4)%	184.8	15%
Gross Profit	885.1	83%	(186.1)	(17)%	1,071.2	85%
Operating expenses	1,097.7	103%	52.3	5%	1,045.4	83%
(Loss) income from operations	$(212.6)	(20)%	$(238.4)	(924)%	$25.8	2%

We are undergoing a business model transition in which we have discontinued selling new perpetual licenses for most of our products in favor of new model subscriptions. During the transition, revenue, gross margin, operating margin, earnings (loss) per share, deferred revenue, billings, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

Revenue Analysis

Net revenue decreased during the three months ended July 31, 2016, as compared to the same period in the prior fiscal year, primarily due to a 21% decrease in license and other revenue, partially offset by a 1% increase in subscription revenue. The 21% decrease in license and other revenue was primarily a result of the discontinuation of the sale of most individual perpetual products as of February 1, 2016. The 1% increase in subscription revenue was primarily driven by a 38% increase in revenue from our new model subscription offerings, partially offset by a 3% decrease in maintenance revenue.

Net revenue decreased during the six months ended July 31, 2016, as compared to the same period in the prior fiscal year, primarily due to a 33% decrease in License and other revenue, partially offset by a 1% increase in subscription revenue. The 33% decrease in License and other revenue was primarily a result of the discontinuation of the sale of most individual perpetual products as of February 1, 2016. The 1% increase in subscription revenue was primarily driven by a 36% increase in revenue from our new model subscription offerings, partially offset by a 2% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 31% and 30% of Autodesk’s total net revenue for the three and six months ended July 31, 2016, respectively, and 23% and 25% for the three and six months ended July 31, 2015, respectively. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of our agreements with Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Our operating margin decreased to (11)% for the three months ended July 31, 2016 from 1% for the three months ended July 31, 2015. The decrease in operating margin was primarily driven by a decrease in revenue related to the discontinuation of the sale of most individual perpetual products as of February 1, 2016 and an increase in operating expenses during the three months ended July 31, 2016. The increase in operating expenses was primarily driven by restructuring charges and other facility exit costs during the three months ended July 31, 2016.

Our operating margin decreased to (20)% for the six months ended July 31, 2016 from 2% for the six months ended July 31, 2015. The decrease in operating margin was primarily driven by a decrease in revenue and an increase in operating expenses during the six months ended July 31, 2016. The increase in operating expenses was primarily driven by restructuring charges and other facility exit costs during the six months ended July 31, 2016.

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

Recurring revenue represents the revenue for the period from our traditional maintenance plans and revenue from our new model subscription offerings, including portions of revenue allocated to license & other revenue for those offerings. It excludes subscription revenue related to consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, education offerings, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

The following table outlines our recurring revenue for the three and six months ended July 31, 2016 and July 31, 2015:

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2016	$	%	July 31, 2015	July 31, 2016	$	%	July 31, 2015
(in millions)
Subscription revenue	$322.0	$3.0	1%	$319.0	$648.0	$9.2	1%	$638.8
Add: License and other revenue from new model subscription offerings (1)	53.3	29.8	127%	23.5	93.5	51.2	121%	42.3
Less: other adjustments (2)	(8.0)	0.2	(2)%	(8.2)	(15.3)	1.3	(8)%	(16.6)
Total recurring revenue (3)	$367.3	$33.0	10%	$334.3	$726.2	$61.7	9%	$664.5
____________________

(1)	Includes the portion of revenue for new model subscription offerings allocated to license & other revenue within our Condensed Consolidated Statements of Operations.

(2)
Other adjustments include subscription revenue related to select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, education offerings, and third party products which are excluded from recurring revenue.

(3)	Total recurring revenue as presented may not recalculate on an annualized basis to total ARR in the next table due to rounding.

During the three months ended July 31, 2016 and 2015, recurring revenue was 67% and 55% of total net revenue, respectively. During the six months ended July 31, 2016 and 2015, recurring revenue was 68% and 53% of total net revenue, respectively.

The following table outlines our total subscriptions, ARR and ARPS metrics as of July 31, 2016, April 30, 2016, and January 31, 2016:

	Balances, July 31, 2016	Change compared to prior quarter end		Balances, April 30, 2016	Balances, July 31, 2016	Change compared to prior fiscal year end		Balances, January 31, 2016
		$	%			$	%
(in thousands)
Maintenance subscriptions	2,127.0	(16.3)	(1)%	2,143.3	2,127.0	(24.0)	(1)%	2,151.0
New model subscriptions	692.7	125.8	22%	566.9	692.7	265.5	62%	427.2
Total subscriptions	2,819.7	109.5	4%	2,710.2	2,819.7	241.5	9%	2,578.2

(in millions)
Maintenance ARR	$1,097.7	$(29.9)	(3)%	$1,127.6	$1,097.7	$(23.7)	(2)%	$1,121.4
New model ARR	371.3	63.3	21%	308.0	371.3	116.3	46%	255.0
Total ARR	$1,469.0	$33.4	2%	$1,435.6	$1,469.0	$92.6	7%	$1,376.4

(ARR divided by Subscriptions)
Maintenance ARPS	$516	$(10)	(2)%	$526	$516	$(5)	(1)%	$521
New Model ARPS	536	(7)	(1)%	543	536	(61)	(10)%	597
Total ARPS	$521	$(9)	(2)%	$530	$521	$(13)	(2)%	$534

Total subscriptions increased 4% or 109,000 from the end of the first quarter of fiscal 2017 to 2.82 million as of July 31, 2016. Maintenance subscriptions decreased 16,000 from the end of the first quarter of fiscal 2017, primarily as a result of the discontinuation of new perpetual license sales for most individual products at the end of the fourth quarter of fiscal 2016. New model subscriptions increased 22% or 125,000 as of July 31, 2016 as compared to the end of the first quarter of fiscal 2017, primarily driven by growth in all new model subscription types, led by product subscription.

Total subscriptions increased 9% or 241,000 from the fourth quarter of fiscal 2016 to 2.82 million as of July 31, 2016. Maintenance subscriptions decreased 24,000 from the end of fiscal 2016, primarily as a result of the discontinuation of new perpetual license sales for most individual products at the end of the fourth quarter of fiscal 2016. New model subscriptions increased 62% or 265,000 as of July 31, 2016 as compared to the end of fiscal 2016, primarily driven by growth in all new model subscription types, led by product subscription.

ARR increased 2% or $33.4 million from the first quarter of fiscal 2017 to $1,469.0 million as of July 31, 2016, primarily due to a 21% increase in new model ARR driven by growth in all new model subscription types, led by product subscription.

ARR increased 7% or $92.6 million from the fourth quarter of fiscal 2016 to $1,469.0 million as of July 31, 2016, primarily due to a 46% increase in new model ARR driven by growth in all new model subscription types, led by product subscription.

ARPS decreased 2% from the first quarter of fiscal 2017 to $521 as of July 31, 2016 primarily due to a 2% decrease in maintenance ARPS, which decreased as a result of a decrease in hedging gains and a linearity shift in new subscription billings.

ARPS decreased 2% from the fourth quarter of fiscal 2016 to $521 as of July 31, 2016 primarily due to a 10% decrease in new model ARPS, which decreased as a result of individual product subscriptions leading the growth in new model subscriptions, which are priced lower than our flexible enterprise business agreements.

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Germany, Japan, the United Kingdom, and Canada. Our revenue was negatively impacted by foreign exchange rate changes during the three months ended July 31, 2016 as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended July 31, 2015 been in effect during the three months ended July 31, 2016 and had we excluded foreign exchange hedge gains and losses from the three months ended July 31, 2016, net revenue would have decreased 6% on a constant currency basis during the three months ended July 31, 2016 as compared to the same period in the prior fiscal year.

Our revenue was negatively impacted by foreign exchange rate changes during the six months ended July 31, 2016 as compared to the same period in the prior fiscal year. Had applicable exchange rates from the six months ended July 31, 2015 been in effect during the six months ended July 31, 2016 and had we excluded foreign exchange hedge gains and losses from the six months ended July 31, 2016, net revenue would have decreased 12% on a constant currency basis during the six months ended July 31, 2016 as compared to the same period in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three months ended July 31, 2016 increased 1%, on an as reported basis as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended July 31, 2015 been in effect during the three months ended July 31, 2016 and had we excluded foreign exchange hedge gains and losses from the three months ended July 31, 2016, total spend would have increased 3%, on a constant currency basis compared to the same period in the prior fiscal year.

Our total spend during the six months ended July 31, 2016 increased 4%, on an as reported basis as compared to the same period in the prior fiscal year. Had applicable exchange rates from the six months ended July 31, 2015 been in effect during the six months ended July 31, 2016 and had we excluded foreign exchange hedge gains and losses from the six months ended July 31, 2016, total spend would have increased 5%, on a constant currency basis compared to the same period in the prior fiscal year.

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

Balance Sheet and Cash Flow Items

At July 31, 2016, we had $2.6 billion in cash and marketable securities. We completed the six months ended July 31, 2016 with lower accounts receivable and higher deferred revenue balances as compared to the fiscal year ended January 31, 2016. Our deferred revenue balance at July 31, 2016 was $1.5 billion, which will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years. Our cash flow from operations decreased 11% to $146.4 million for the six months ended July 31, 2016 compared to $163.7 million for the six months ended July 31, 2015. We repurchased 3.0 million and 4.8 million shares of our common stock for $169.9 million and $270.0 million during the three and six months ended July 31, 2016, respectively. Comparatively, we repurchased 2.1 million and 3.7 million shares of our common stock for $112.3 million and $207.7 million during the three and six months ended July 31, 2015, respectively. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Business Outlook

Autodesk is undergoing a business model transition in which the company has discontinued selling new perpetual licenses in favor of subscriptions and flexible license arrangements. During the transition, revenue, gross margin, operating margin, EPS, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings generally have a lower initial purchase price. We expect our business model transition to expand our customer base by eliminating higher up-front licensing costs and provide more flexibility in how customers gain access to and pay for our products. We expect this business model transition will increase our long-term revenue growth rate by increasing total subscriptions, ARR, and customer value over time.

In February 2016, we commenced a restructuring plan to reduce headcount by approximately 10% and to consolidate certain facilities around the world in order to accelerate the Company’s transition to a subscription-based business model and its move to the cloud. Through the restructuring, we seek to reduce expenses, streamline the organization, and reallocate resources to align more closely with the Company’s needs going forward. See further discussion of our restructuring plan in Note 13, “Restructuring charges and other facility exit costs, net” of the Notes to Condensed Consolidated Financial Statements. As a result of these actions, we have incurred and will incur additional costs in the short term that negatively impact our net income and cash flows from operating activities and have the effect of reducing our operating margins.

Q3 FY17 Guidance Metrics	Q3 FY17 (ending October 31, 2016)
Revenue (in millions)	$470 - $485
EPS GAAP	($0.81) - ($0.74)
EPS non-GAAP (1)	($0.27) - ($0.22)
_______________

(1)
Non-GAAP earnings per diluted share excludes $0.27 related to stock-based compensation expense, between $0.15 and $0.13 related to GAAP-only tax charges, $0.08 for the amortization of acquisition related intangibles, and $0.04 related to restructuring charges and other facility exit costs.

FY17 Guidance Metrics	FY17 (ending January 31, 2017)
Revenue (in millions) (1)	$2,000 - $2,050
GAAP spend growth (cost of revenue plus operating expenses)	Approx. 2%
Non-GAAP spend growth (cost of revenue plus operating expenses) (2)	Approx. (2%)
EPS GAAP	($2.97) - ($2.74)
EPS non-GAAP (3)	($0.70) - ($0.55)
Net subscription additions	475,000 - 525,000
_______________

(1)	Excluding the impact of foreign currency exchange rates and hedge gains/losses, revenue guidance would be $2,045 - $2,095 million.

(2)
Non-GAAP spend excludes $226 million related to stock-based compensation expense, $86 million related to restructuring charges and other facility exit costs, and $69 million for the amortization of acquisition-related intangibles.

(3)
Non-GAAP earnings per diluted share excludes $1.01 related to stock-based compensation expense, between $0.56 and $0.48 of GAAP-only tax charges, $0.39 related to restructuring charges and other facility exit costs, and $0.31 for the amortization of acquisition-related intangibles.

We remain diligent about managing our spend while making essential investments to drive growth.

Results of Operations

Net Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2016	$	%	July 31, 2015	July 31, 2016	$	%	July 31, 2015
Net Revenue:
Subscription	$322.0	$3.0	1%	$319.0	$648.0	$9.2	1%	$638.8
License and other	228.7	(61.8)	(21)%	290.5	414.6	(202.6)	(33)%	617.2
	$550.7	$(58.8)	(10)%	$609.5	$1,062.6	$(193.4)	(15)%	$1,256.0
Net Revenue by Operating Segment:
Architecture, Engineering and Construction	$253.2	$19.8	8%	$233.4	$472.1	$2.0	—%	$470.1
Manufacturing	176.9	5.7	3%	171.2	334.9	(20.9)	(6)%	355.8
Platform Solutions and Emerging Business	86.2	(77.9)	(47)%	164.1	186.2	(163.2)	(47)%	349.4
Media and Entertainment	34.4	(6.4)	(16)%	40.8	69.4	(11.3)	(14)%	80.7
	$550.7	$(58.8)	(10)%	$609.5	$1,062.6	$(193.4)	(15)%	$1,256.0

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

Subscription revenue increased 1% during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015, primarily due to a 38% increase in new model subscription revenue, partially offset by a 3% decrease in maintenance revenue. The 38% increase in new model subscription revenue was due to a 197% increase in product subscription revenue and a 29% increase in revenue from flexible enterprise business agreements. The 3% decrease in maintenance revenue was attributable to the business model transition, as we expect maintenance revenue will slowly decline as perpetual license sales end, and customers adopt our new model subscription offerings.

Maintenance revenue represented 87% and 90% of subscription revenue for the three months ended July 31, 2016 and 2015, respectively. New model subscription revenue represented 13% and 10% of subscription revenue for the three months ended July 31, 2016 and 2015, respectively.

Subscription revenue increased 1% during the six months ended July 31, 2016, as compared to the six months ended July 31, 2015, primarily due to a 36% increase in new model subscription revenue, partially offset by a 2% decrease in maintenance revenue. The 36% increase in new model subscription revenue was due to a 31% increase in revenue from flexible enterprise business agreements and a 200% increase in product subscription revenue. The 2% decrease in maintenance revenue was attributable to the business model transition, as we expect maintenance revenue will slowly decline as perpetual license sales end, and customers adopt our new model subscription offerings.

Maintenance revenue represented 87% and 90% of subscription revenue for the six months ended July 31, 2016 and 2015, respectively. New model subscription revenue represented 13% and 10% of subscription revenue for the six months ended July 31, 2016 and 2015, respectively.

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

License and other revenue decreased 21% during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015. Product license revenue, as a percentage of license and other revenue, was 86% and 88% for the three months ended July 31, 2016 and 2015, respectively. The decrease in product license revenue was due to the business model transition, which led to a 38% decrease in revenue from perpetual licenses as we have discontinued selling perpetual seats of most of our product offerings. This decrease was partially offset by a 111% increase in license revenue from our new model subscription offerings.

License and other revenue decreased 33% during the six months ended July 31, 2016, as compared to the six months ended July 31, 2015. Product license revenue, as a percentage of license and other revenue, was 83% and 89% for the six months ended July 31, 2016 and 2015, respectively. The decrease in product license revenue was due to the business model transition, which led to a 50% decrease in revenue from perpetual licenses as we have discontinued selling perpetual seats of most of our product offerings. This decrease was partially offset by a 104% increase in license revenue from our new model subscription offerings.

Other revenue decreased 9% during the three months ended July 31, 2016, as compared to the three months ended July 31, 2015 due to a decrease in revenue from Creative Finishing. Other revenue represented 6% of total net revenue for both the three months ended July 31, 2016 and 2015, respectively,

Other revenue decreased 2% during the six months ended July 31, 2016, as compared to the six months ended July 31, 2015 due to a decrease in revenue from Creative Finishing, partially offset by an increase in revenue from consumer products. Other revenue represented 6% of total net revenue for both the six months ended July 31, 2016 and 2015, respectively,

Backlog related to current software license product orders that had not been delivered at the end of the quarter increased by $6.7 million during the six months ended July 31, 2016 from $31.4 million at January 31, 2016 to $38.1 million at July 31, 2016. Backlog from current software license product orders that have not been delivered consists of orders for currently available licensed software products from customers with approved credit status.

Net Revenue by Operating Segment

We have four reportable segments: AEC, MFG, PSEB, and M&E. We have no material inter-segment revenue. During the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than up front and as new product offerings generally have a lower initial purchase price. As part of the business model transition, we discontinued new perpetual license sales for most individual products at the end of the fourth quarter of fiscal 2016, and on August 1, 2016, we discontinued selling most new perpetual license of suites, which lead to a surge in revenue from our perpetual suites during the three months ended July 31, 2016. These broad impacts are reflected in the drivers below.

During the three months ended July 31, 2016, net revenue for AEC increased by 8% as compared to the same period in the prior fiscal year, primarily due to a 26% increase in our AEC suites driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite. Partially offsetting the increase in AEC suites was a 14% decline in revenue from individual product offerings.

During the six months ended July 31, 2016, net revenue for AEC was flat compared to the same period in the prior fiscal year, primarily due to a 10% increase in our AEC suites driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite. Offsetting the increase in AEC suites was a 12% decline in revenue from individual product offerings.

During the three months ended July 31, 2016, net revenue for MFG increased by 3% as compared to the same period in the prior fiscal year primarily due to a 7% increase in our MFG suites driven by an increase in revenue from our Product Design Suite.

During the six months ended July 31, 2016, net revenue for MFG decreased by 6% as compared to the same period in the prior fiscal year primarily due to a 6% decline in our MFG suites, driven by a decrease in revenue from our Product Design Suite, and a 6% decrease in individual product offerings.

During both the three and six months ended July 31, 2016, net revenue for PSEB decreased by 47% as compared to the same periods in the prior fiscal year primarily due to 49% and 48% respective decreases in revenue from our AutoCAD and AutoCAD LT products. As part of the transition to term-based product subscriptions for our individual software products in February 2016, products like AutoCAD and ACAD LT will be negatively impacted when compared to the same period in the prior fiscal year as revenue is recognized ratably rather than up front.

During the three and six months ended July 31, 2016, net revenue for M&E decreased by 16% and 14%, respectively, as compared to the same periods in the prior fiscal year, primarily due to 60% and 46% respective decreases in Creative Finishing, which were driven by lower revenue on Creative Finishing hardware products.

Net Revenue by Geographic Area

(in millions)	Three Months Ended July 31, 2016	As a % of Net Revenue	Three Months Ended July 31, 2015	As a % of Net Revenue
Net Revenue:
Americas	$230.1	42%	$235.7	39%
Europe, Middle East and Africa	220.5	40%	225.7	37%
Asia Pacific	100.1	18%	148.1	24%
Total Net Revenue	$550.7	100%	$609.5	100%

(in millions)	Six Months Ended July 31, 2016	As a % of Net Revenue	Six Months Ended July 31, 2015	As a % of Net Revenue
Net Revenue:
Americas	$447.8	42%	$479.7	38%
Europe, Middle East and Africa	423.1	40%	471.1	38%
Asia Pacific	191.7	18%	305.2	24%
Total Net Revenue	$1,062.6	100%	$1,256.0	100%

Net revenue in the Americas geography decreased by 2% on an as reported basis and on a constant currency basis during the three months ended July 31, 2016, as compared to the same period in the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 85% and 83% for three months ended July 31, 2016 and 2015, respectively.

Net revenue in the Americas geography decreased by 7% on an as reported basis and 6% on a constant currency basis during the six months ended July 31, 2016, as compared to the same period in the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 85% and 82% for the six months ended July 31, 2016 and 2015, respectively.

International net revenue represented 65% and 68% of our net revenue for the three months ended July 31, 2016 and 2015, respectively. Net revenue in the Europe, Middle East and Africa ("EMEA") geography decreased by 2% on an as reported basis and increased 5% on a constant currency basis during the three months ended July 31, 2016 as compared to the same period in the prior fiscal year. Net revenue in the Asia Pacific ("APAC") geography decreased by 32% on an as reported basis and 30% on a constant currency basis during the three months ended July 31, 2016 as compared to the same period in the prior fiscal year, primarily as a result of the business model transition and continued weakness in Japan and emerging economies.

International net revenue represented 64% and 69% of our net revenue for the six months ended July 31, 2016 and 2015, respectively. Net revenue in the Europe, Middle East and Africa ("EMEA") geography decreased by 10% on an as reported basis and 3% on a constant currency basis during the six months ended July 31, 2016 as compared to the same period in the prior fiscal year. Net revenue in the Asia Pacific ("APAC") geography decreased by 37% on an as reported basis and 35% on a constant currency basis during the six months ended July 31, 2016 as compared to the same period in the prior fiscal year, primarily as a result of the business model transition and continued weakness in Japan and emerging economies.

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

Net revenue in emerging economies decreased by 32% on an as reported basis and on a constant currency basis during the three months ended July 31, 2016 as compared to the same period in the prior fiscal year. Revenue from emerging economies represented 11% and 15% of net revenue for the three months ended July 31, 2016 and 2015, respectively.

Net revenue in emerging economies decreased by 36% on an as reported basis and on a constant currency basis during the six months ended July 31, 2016 as compared to the same period in the prior fiscal year. Revenue from emerging economies represented 11% and 15% of net revenue for the six months ended July 31, 2016 and 2015, respectively.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2016	$	%	July 31, 2015	July 31, 2016	$	%	July 31, 2015
Cost of revenue:
Subscription	$38.2	$(1.8)	(5)%	$40.0	$78.0	$(0.7)	(1)%	$78.7
License and other	46.9	(6.1)	(12)%	53.0	99.5	(6.6)	(6)%	106.1
	$85.1	$(7.9)	(8)%	$93.0	$177.5	$(7.3)	(4)%	$184.8
As a percentage of net revenue	15%			15%	17%			15%

Cost of subscription revenue includes the labor costs of providing product support to our maintenance and new model subscription customers, including allocated IT and facilities costs, shipping and handling costs, professional services fees related to operating our network and cloud infrastructure, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, amortization of developed technologies, and stock-based compensation expense.

Cost of subscription revenue decreased 5% during the three months ended July 31, 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in product support costs to our maintenance and new model subscription customers.

Cost of subscription revenue decreased 1% during the six months ended July 31, 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in amortization expense of developed technologies.

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

Cost of license and other revenue decreased 12% and 6% for the three and six months ended July 31, 2016, respectively, as compared to the same period in the prior fiscal year, primarily due to the discontinued sales and associated costs of our creative finishing hardware business in the fourth quarter of fiscal 2016 as well as lower professional fees for our consulting related offerings.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to decrease in absolute dollars and slightly increase as a percentage of net revenue during the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016.

Marketing and Sales

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2016	$	%	July 31, 2015	July 31, 2016	$	%	July 31, 2015
Marketing and sales	$243.1	$2.3	1%	$240.8	$483.9	$(10.8)	(2)%	$494.7
As a percentage of net revenue	44%			40%	46%			39%

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

Marketing and sales expenses increased 1% for the three months ended July 31, 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in stock-based compensation expense as a result of a higher fair market value of awards granted, partially offset by lower employee-related costs and a decrease in travel, entertainment and training expenses.

Marketing and sales expenses decreased 2% for the six months ended July 31, 2016 as compared to the same period in the prior fiscal year, primarily due to lower employee-related costs.

We expect marketing and sales expenses to increase in absolute dollars and as a percentage of net revenue during the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016.

Research and Development

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2016	$	%	July 31, 2015	July 31, 2016	$	%	July 31, 2015
Research and development	$193.0	$(0.1)	—%	$193.1	$386.5	$(1.1)	—%	$387.6
As a percentage of net revenue	35%			32%	36%			31%

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

Research and development expenses remained flat during both the three and six months ended July 31, 2016 as compared to the same periods in the prior fiscal year, primarily due to an increase in stock-based compensation expense as a result of a higher fair market value of awards granted, offset by a decrease in employee related costs and professional fees.

We expect research and development expenses to increase in absolute dollars and as a percentage of net revenue during the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016.

General and Administrative

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2016	$	%	July 31, 2015	July 31, 2016	$	%	July 31, 2015
General and administrative	$68.6	$(1.5)	(2)%	$70.1	$143.3	$(2.7)	(2)%	$146.0
As a percentage of net revenue	12%			12%	13%			12%

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

General and administrative expenses decreased 2% during both the three and six months ended July 31, 2016, as compared to the same periods in the prior fiscal year primarily due to a decrease in employee related costs.

We expect general and administrative expenses to decrease in absolute dollars and slightly increase as a percentage of net revenue during the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016.

Amortization of Purchased Intangibles

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2016	$	%	July 31, 2015	July 31, 2016	$	%	July 31, 2015
Amortization of purchased intangibles	$7.8	$(0.4)	(5)%	$8.2	$15.7	$(1.4)	(8)%	$17.1
As a percentage of net revenue	1%			1%	1%			1%

Amortization of purchased intangibles decreased 5% and 8% during the three and six months ended July 31, 2016, respectively, as compared to the same periods in the prior fiscal year, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time.

We expect amortization of purchased intangibles to decrease in absolute dollars and remain flat as a percentage of net revenue during the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016.

Restructuring Charges and Other Facility Exit Costs, Net

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2016	$	%	July 31, 2015	July 31, 2016	$	%	July 31, 2015
Restructuring charges and other facility exit costs, net	$16.0	$16.0	*	$—	$68.3	$68.3	*	$—
As a percentage of net revenue	3%			—%	6%			—%
 ____________________

*	Percentage is not meaningful

In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the Company's business. The Company's Fiscal 2017 Plan consist of employee termination benefits related to the reduction of its workforce of approximately $69.0 million, and lease terminations and other exit costs of approximately $10.0 million. Under the Fiscal 2017 Plan, we recorded $8.6 million and $60.9 million in employee termination benefits, lease termination costs and other facility exit costs during the three and six months ended July 31, 2016, respectively. Additionally, during the three and six months ended July 31, 2016, we recorded $7.4 million in other facility exit costs not related to the Fiscal 2017 Plan. See Note 13, "Restructuring charges and other facility exit costs, net" in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2016	2015	2016	2015
Interest and investment expense, net	$(6.2)	$(8.0)	$(12.7)	$(10.0)
(Loss) gain on foreign currency	(4.5)	0.3	(3.1)	(1.3)
(Loss) gain on strategic investments	(0.3)	2.4	0.1	3.4
Other income	0.9	1.9	2.0	4.8
Interest and other expense, net	$(10.1)	$(3.4)	$(13.7)	$(3.1)

Interest and other expense, net increased $6.7 million in the three months ended July 31, 2016, as compared to the same period in the prior fiscal year, primarily due to an increase in foreign currency losses, as well as non-recurring gains on certain of our privately-held strategic investments and mark-to-market gains recognized on the derivative portion on certain of our other privately-held strategic investments during the prior fiscal year affecting the comparative balance.

Interest and other expense, net increased $10.6 million in the six months ended July 31, 2016, as compared to the same period in the prior fiscal year, primarily due to an increase in interest expense from the June 2015 issuance of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025, as well as non-recurring gains on certain of our privately-held strategic investments and mark-to-market gains recognized on the derivative portion on certain of our other privately-held strategic investments during the prior fiscal year affecting the comparative balance.

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

Income tax expense was $25.2 million and $269.5 million for the three months ended July 31, 2016 and 2015, respectively. Income tax expense was $39.6 million and $272.2 million for the six months ended July 31, 2016 and 2015, respectively. Income tax expense consists primarily of foreign taxes and U.S. tax expense related to indefinite-lived intangibles.

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

As of July 31, 2016, we had $261.6 million of gross unrecognized tax benefits, excluding interest, of which approximately $246.9 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

During the three months ended July 31, 2016, we negotiated a settlement of a tax audit in China covering certain transfer pricing matters from 2004-2013. The settlement is currently under review by the State Administration of Taxation.  The estimated tax liability, including interest, is approximately $11.4 million for the years under audit and calendar years 2014 and 2015.  The Company accrued this tax liability during the three months ended July 31, 2016.

The Internal Revenue Service has notified us that it intends to begin an examination of the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015. While it is possible that our tax positions may be challenged, we believe our positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years to be examined.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2016 and 2015, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Gross profit	$465.6	$516.5	$885.1	$1,071.2
Non-GAAP gross profit	$479.7	$530.9	$913.5	$1,102.0
Gross margin	85%	85%	83%	85%
Non-GAAP gross margin	87%	87%	86%	88%
(Loss) income from operations	$(62.9)	$4.3	$(212.6)	$25.8
Non-GAAP income from operations	$25.9	$65.2	$(1.1)	$159.3
Operating margin	(11)%	1%	(20)%	2%
Non-GAAP operating margin	5%	11%	—%	13%
Net loss	$(98.2)	$(268.6)	$(265.9)	$(249.5)
Non-GAAP net income (loss)	$11.9	$44.0	$(11.1)	$113.1
GAAP diluted net loss per share (1)	$(0.44)	$(1.18)	$(1.19)	$(1.10)
Non-GAAP diluted net income (loss) per share (1)	$0.05	$0.19	$(0.05)	$0.49
GAAP diluted shares used in per share calculation	223.2	227.0	223.8	227.1
Non-GAAP diluted weighted average shares used in per share calculation	227.4	231.1	223.8	231.6
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Gross profit	$465.6	$516.5	$885.1	$1,071.2
Stock-based compensation expense	3.4	2.4	6.8	5.3
Amortization of developed technologies	10.7	12.0	21.6	25.5
Non-GAAP gross profit	$479.7	$530.9	$913.5	$1,102.0
Gross margin	85%	85%	83%	85%
Stock-based compensation expense	—%	—%	1%	1%
Amortization of developed technologies	2%	2%	2%	2%
Non-GAAP gross margin	87%	87%	86%	88%
(Loss) income from operations	$(62.9)	$4.3	$(212.6)	$25.8
Stock-based compensation expense	54.3	40.7	105.9	90.9
Amortization of developed technologies	10.7	12.0	21.6	25.5
Amortization of purchased intangibles	7.8	8.2	15.7	17.1
Restructuring charges and other facility exit costs, net	16.0	—	68.3	—
Non-GAAP income from operations	$25.9	$65.2	$(1.1)	$159.3
Operating margin	(11)%	1%	(20)%	2%
Stock-based compensation expense	10%	7%	10%	7%
Amortization of developed technologies	2%	2%	2%	2%
Amortization of purchased intangibles	1%	1%	2%	2%
Restructuring charges and other facility exit costs, net	3%	—%	6%	—%
Non-GAAP operating margin	5%	11%	—%	13%
Net loss	$(98.2)	$(268.6)	$(265.9)	$(249.5)
Stock-based compensation expense	54.3	40.7	105.9	90.9
Amortization of developed technologies	10.7	12.0	21.6	25.5
Amortization of purchased intangibles	7.8	8.2	15.7	17.1
Restructuring charges and other facility exit costs, net	16.0	—	68.3	—
Loss (gain) on strategic investments	0.3	(2.4)	(0.2)	(3.4)
Discrete tax items	14.9	4.3	13.0	1.2
Establishment of valuation allowance on deferred tax assets	—	230.9	—	230.9
Income tax effect of non-GAAP adjustments	6.1	18.9	30.5	0.4
Non-GAAP net income (loss)	$11.9	$44.0	$(11.1)	$113.1

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
GAAP diluted net loss per share (1)	$(0.44)	$(1.18)	$(1.19)	$(1.10)
Stock-based compensation expense	0.24	0.18	0.47	0.39
Amortization of developed technologies	0.05	0.05	0.10	0.11
Amortization of purchased intangibles	0.03	0.04	0.07	0.07
Restructuring charges and other facility exit costs, net	0.07	—	0.30	—
Loss (gain) on strategic investments	—	(0.01)	—	(0.01)
Discrete tax items	0.07	0.02	0.06	0.02
Establishment of valuation allowance on deferred tax assets	—	1.01	—	1.01
Income tax effect of non-GAAP adjustments	0.03	0.08	0.14	—
Non-GAAP diluted net income (loss) per share (1)	$0.05	$0.19	$(0.05)	$0.49
GAAP diluted shares used in per share calculation	223.2	227.0	223.8	227.1
Shares included in non-GAAP net income per share, but excluded from GAAP net loss per share as they would have been anti-dilutive	4.2	4.1	—	4.5
Non-GAAP Diluted weighted average shares used in per share calculation	227.4	231.1	223.8	231.6
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

Liquidity and Capital Resources

Our primary source of cash is from the sale and maintenance of our products. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program and invest in our growth initiatives, which include acquisitions of products, technology and businesses. See further discussion of these items below.

At July 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.6 billion and net accounts receivable of $306.9 million.

In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all four series of notes collectively, the “Notes”). As of August 30, 2016, we have $1.5 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date. As of August 30, 2016, we have no amounts outstanding under the credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

Our cash, cash equivalents and marketable securities decreased to $2.6 billion as of July 31, 2016 from $2.8 billion as of January 31, 2016 primarily as a result of cash used for repurchases of our common stock (net of stock issuance proceeds), acquisitions including business combinations and technology purchases, and capital expenditures. The cash proceeds from issuance of common stock vary based on our stock price, stock option exercise activity and the volume of employee purchases under the ESPP.

The primary source of net cash provided by operating activities of $146.4 million for the six months ended July 31, 2016 was cash flow provided by changes in operating assets and liabilities of $183.1 million. The primary working capital source of cash was a decrease in accounts receivable. The primary working capital uses of cash were decreases in accrued compensation and other accrued liabilities. Our days sales outstanding in trade receivables was 51 at July 31, 2016 compared to 92 at January 31, 2016. The days sales outstanding decrease relates primarily to a seasonal decline in maintenance billings and the discontinuation of the sale of most individual perpetual products as of February 1, 2016.

At July 31, 2016, our short-term investment portfolio had an estimated fair value of $597.6 million and a cost basis of $595.6 million. The portfolio fair value consisted of $267.3 million invested in corporate bonds, $119.4 million invested in commercial paper, $55.4 million invested in certificates of deposit, $41.9 million invested in agency bonds, $37.6 million invested in U.S. government securities, $19.6 million invested in sovereign debt, and $10.8 million invested in asset backed securities.

At July 31, 2016, $45.6 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

As of July 31, 2016, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Our cash, cash equivalent and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of July 31, 2016, approximately 86% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Certain amounts held outside the U.S. could be repatriated to the U.S. (subject to local law restrictions), but under current U.S. tax law, could be subject to U.S. income taxes less applicable foreign tax credits. We have provided for the U.S. income tax liability on foreign earnings, except for foreign earnings that are considered permanently reinvested outside the U.S. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings, or both. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buyback program with cash that has not been permanently reinvested outside the U.S.

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

During the three and six months ended July 31, 2016, we repurchased 3.0 million and 4.8 million shares of our common stock, respectively. At July 31, 2016, 1.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended July 31, 2016:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	0.5	$58.35	0.5	4.0
June 1 - June 30	2.0	54.98	2.0	2.0
July 1 - July 31	0.5	56.76	0.5	1.5
Total	3.0	$55.88	3.0
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in June 2012 that authorized the repurchase of 30.0 million shares. This plan does not have a fixed expiration date.

There were no sales of unregistered securities during the six months ended July 31, 2016.

Off-Balance Sheet Arrangements

As of July 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Building Information Modeling (BIM)—BIM describes a model-based technology linked with a database of project information, and is the process of generating and managing information throughout the life cycle of a building. BIM is used as a digital representation of the building process to facilitate exchange and interoperability of information in digital formats.

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

Maintenance plans—Our maintenance plans provide our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plan, customers are eligible to receive unspecified upgrades when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally between one and three years.

New Model Subscription Offerings (New Model)—Comprises our term-based product subscriptions (formerly titled Desktop subscription), cloud service offerings, and flexible enterprise business agreements.

Recurring Revenue—Represents the revenue for the period from our traditional maintenance plans and revenue from our new model subscription offerings, including portions of revenue allocated to license & other revenue for those offerings. It excludes subscription revenue related to consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, education offerings, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2016 and January 31, 2016, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $357.0 million and $374.0 million at July 31, 2016 and January 31, 2016, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2016 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2016 and January 31, 2016 would increase the fair value of our foreign currency contracts by $18.4 million and $33.3 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2016 and January 31, 2016 would decrease the fair value of our foreign currency contracts by $17.7 million and $25.6 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At July 31, 2016, we had $2.0 billion of cash equivalents and marketable securities, including $597.6 million classified as short-term marketable securities and $505.6 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $5.2 million and $9.3 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2016 for the reasons described below.

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, on June 23, 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (commonly referred to as “Brexit”). The Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere.

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

To address the industry transition from personal computer to cloud, mobile, and social computing, we have accelerated our move to the cloud and are offering more flexible product licenses. To support our transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites effective August 1, 2016. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During our transition, revenue, billings, gross margin, operating margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new offerings bring a wider variety of price points.

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

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our other offerings and cloud-based services. We want customers using individual Autodesk products to expand their portfolio with our other offerings and cloud-based services, and we are taking steps to accelerate this migration. At times, sales of licenses of our AutoCAD and AutoCAD LT or individual Autodesk flagship products have decreased without a corresponding increase in industry collections or cloud-based services revenue or without purchases of customer seats to our industry collections. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as desktop subscription (formally referred to as rental) offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while potentially reducing our upfront perpetual revenue stream.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 64% and 69% of our net revenue for the six months ended July 31, 2016 and 2015, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S., and we will meet our U.S. liquidity needs through ongoing cash flows, external borrowings (such as our 2012 and 2015 Notes), or both. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

The Brexit vote has exacerbated and may further exacerbate many of the risks and uncertainties described above. The proposed withdrawal of the United Kingdom from the European Union could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate.

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

Because we conduct a substantial portion of our business outside the U.S. and we make certain business and resource decisions based on assumptions about foreign currency, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and economic conditions change. For example, the June 23, 2016 announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Our exposure to adverse movements in foreign currency exchange rates could have a material adverse impact on our financial results and cash flows.

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

In addition, in October 2015 the European Court of Justice issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable EU data protection laws. In February of 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows: the EU-US Privacy Shield. We rely on other legal mechanisms for data transfer and continue to comply with the previous US-EU Safe Harbor Framework and US-Swiss Safe Harbor Framework as set forth by the US Department of Commerce regarding the collection, use, and retention of personal information from European Union member countries and Switzerland.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the six months ended July 31, 2016 and 2015, approximately 75% and 81%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 30% of our total net revenue for the six months ended July 31, 2016, as compared to 25% of our total net revenue for the six months ended July 31, 2015. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business, and political conditions in particular geographies, including Europe, APAC, and emerging economies;

•	failure to produce sufficient revenue, billings or subscription growth, and profitability;

•	failure to achieve anticipated levels of customer acceptance of our business model transition, including the impact of the end of upgrades and perpetual licenses;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	failure to achieve and maintain cost reductions and productivity increases;

•	dependence on and the timing of large transactions;

•	changes in product mix, pricing pressure or changes in product pricing;

•	changes in billings linearity;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower growth or contraction of our maintenance program;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and 3D printing;

•	the timing of the introduction of new products by us or our competitors;

•	the success of new business or sales initiatives;

•	the financial and business condition of our reseller and distribution channels;

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

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD- based software products, if these products are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software and products based on AutoCAD, which included our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2016, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 15% of total net revenue compared to 25% during the six months ended July 31, 2015.

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

As part of our effort to accommodate our customers' needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as realigning our development and marketing organizations, offering software as a service, and realigning our internal resources in an effort to improve efficiency. We may take such actions without clear indications that they will prove successful, and at times, we have been met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers' needs at the right time and price. Often we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

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

We are subject to risks related to taxation in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our expected geographic mix of earnings, statutory rates, intercompany arrangements, including the manner in which we develop, value and license our intellectual property, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. While we believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Increasingly, governmental tax authorities are scrutinizing corporate tax strategies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

Additionally, technology created by outsourced product development, whether outsourced to third parties or developed externally and transferred to us through business or technology acquisitions, has certain additional risks such as effective integration into existing products, adequate transfer of technology know-how and ownership and protection of transferred intellectual property.

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack, terrorism, or war, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country's or region's demand for our products, thereby negatively impacting our financial results.

If we were required to record an impairment charge related to the value of our long-lived assets, or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are not more likely than not to be realized and we determined during our second quarter of fiscal 2016 that our U.S. deferred tax assets were no longer more likely than not to be realized. Changes in the amount of the valuation allowance could result in a material noncash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

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

We also have a $400.0 million revolving credit facility. As of July 31, 2016, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended July 31, 2016.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

10.1*	Autodesk, Inc. 2012 Employee Stock Plan, as amended and restated

10.2*	Autodesk, Inc. 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated

10.3*	Autodesk, Inc. 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated

10.4*	Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated

10.5*	Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan Form of Subscription Agreement, as amended and restated

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement
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

Dated: August 30, 2016

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)