Form 10-Q
period 2016-10-31
AUTODESK INC
filed 2016-12-01
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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

As of November 22, 2016, registrant had outstanding 222,556,352 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net revenue:
Subscription	$319.5	$318.9	$967.5	$957.7
License and other	170.1	280.9	584.7	898.1
Total net revenue	489.6	599.8	1,552.2	1,855.8
Cost of revenue:
Cost of subscription revenue	35.1	38.0	113.1	116.7
Cost of license and other revenue	46.4	53.0	145.9	159.1
Total cost of revenue	81.5	91.0	259.0	275.8
Gross profit	408.1	508.8	1,293.2	1,580.0
Operating expenses:
Marketing and sales	255.0	243.4	738.9	738.1
Research and development	192.6	197.9	579.1	585.5
General and administrative	70.4	74.2	213.7	220.2
Amortization of purchased intangibles	6.8	8.1	22.5	25.2
Restructuring charges and other facility exit costs, net	3.2	—	71.5	—
Total operating expenses	528.0	523.6	1,625.7	1,569.0
(Loss) income from operations	(119.9)	(14.8)	(332.5)	11.0
Interest and other expense, net	(9.4)	(7.7)	(23.1)	(10.8)
(Loss) income before income taxes	(129.3)	(22.5)	(355.6)	0.2
Provision for income taxes	(13.5)	(21.3)	(53.1)	(293.5)
Net loss	$(142.8)	$(43.8)	$(408.7)	$(293.3)
Basic net loss per share	$(0.64)	$(0.19)	$(1.83)	$(1.29)
Diluted net loss per share	$(0.64)	$(0.19)	$(1.83)	$(1.29)
Weighted average shares used in computing basic net loss per share	222.3	225.3	223.3	226.5
Weighted average shares used in computing diluted net loss per share	222.3	225.3	223.3	226.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(142.8)	$(43.8)	$(408.7)	$(293.3)
Other comprehensive loss, net of reclassifications:
Net loss on derivative instruments (net of tax effect of $0.2, $0.0, ($0.6) and ($0.7), respectively)	(0.7)	(12.1)	(11.7)	(22.2)
Change in net unrealized (loss) gain on available-for-sale securities (net of tax effect of $0.0, $0.0, ($0.6) and $0.2, respectively)	(1.6)	(0.4)	1.8	(1.6)
Change in defined benefit pension items (net of tax effect of $0.0, $0.0, ($0.2) and $0.0, respectively)	0.3	0.3	0.6	1.3
Net change in cumulative foreign currency translation loss (net of tax effect of ($0.5), ($4.5), ($0.5) and $0.0, respectively)	(55.7)	(4.0)	(57.1)	(10.7)
Total other comprehensive loss	(57.7)	(16.2)	(66.4)	(33.2)
Total comprehensive loss	$(200.5)	$(60.0)	$(475.1)	$(326.5)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2016	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,436.5	$1,353.0
Marketable securities	532.4	897.9
Accounts receivable, net	259.8	653.6
Prepaid expenses and other current assets	103.4	88.6
Total current assets	2,332.1	2,993.1
Marketable securities	455.0	532.3
Computer equipment, software, furniture and leasehold improvements, net	168.3	169.3
Developed technologies, net	53.9	70.8
Goodwill	1,557.3	1,535.0
Deferred income taxes, net	49.6	9.2
Other assets	213.0	205.6
Total assets	$4,829.2	$5,515.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102.8	$119.9
Accrued compensation	187.6	243.3
Accrued income taxes	85.9	29.4
Deferred revenue	1,099.1	1,068.9
Other accrued liabilities	122.2	129.5
Total current liabilities	1,597.6	1,591.0
Long-term deferred revenue	433.9	450.3
Long-term income taxes payable	40.0	161.4
Long-term deferred income taxes	75.9	67.7
Long-term notes payable, net	1,489.9	1,487.7
Other liabilities	131.3	137.6
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	1,882.8	1,821.5
Accumulated other comprehensive loss	(187.5)	(121.1)
Accumulated deficit	(634.7)	(80.8)
Total stockholders’ equity	1,060.6	1,619.6
Total liabilities and stockholders' equity	$4,829.2	$5,515.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2016	2015
Operating activities:
Net loss	$(408.7)	$(293.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	104.5	109.7
Stock-based compensation expense	162.5	141.1
Deferred income taxes	(39.6)	221.9
Restructuring charges and other facility exit costs, net	71.5	—
Other operating activities	3.4	(10.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	393.8	97.4
Prepaid expenses and other current assets	(12.7)	(5.5)
Accounts payable and accrued liabilities	(71.9)	(75.1)
Deferred revenue	15.6	54.5
Accrued income taxes	(64.3)	4.0
Net cash provided by operating activities	154.1	244.1
Investing activities:
Purchases of marketable securities	(1,106.4)	(1,827.9)
Sales of marketable securities	544.7	263.0
Maturities of marketable securities	1,012.6	970.7
Capital expenditures	(65.1)	(41.8)
Acquisitions, net of cash acquired	(85.2)	(104.6)
Other investing activities	(14.8)	(15.5)
Net cash provided by (used in) investing activities	285.8	(756.1)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	102.2	99.3
Taxes paid related to net share settlement of equity awards	(58.9)	(42.3)
Repurchases of common stock	(397.6)	(357.7)
Proceeds from debt, net of discount	—	748.3
Other financing activities	—	(6.3)
Net cash (used in) provided by financing activities	(354.3)	441.3
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(2.4)
Net increase (decrease) in cash and cash equivalents	83.5	(73.1)
Cash and cash equivalents at beginning of period	1,353.0	1,410.6
Cash and cash equivalents at end of period	$1,436.5	$1,337.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2016, and for the three and nine months ended October 31, 2016 and 2015, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2016 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2017, or for any other period. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016, filed on March 23, 2016.

Segments

Through the second quarter of fiscal 2017, Autodesk had four operating and reportable segments: Architecture, Engineering, and Construction ("AEC"), Manufacturing ("MFG"), Platform Solutions and Emerging Business ("PSEB"), and Media and Entertainment ("M&E"). During the third quarter of fiscal 2017, as a result of changes in our organizational structure from the business model transition and various other factors described further in Note 18, "Segments," Autodesk has determined the Company operates as a single operating segment and single reporting unit. However, we will continue to provide disaggregation of revenue by product family within Note 18, "Segments."

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

Autodesk performed the analysis required by Staff Accounting Bulletin No. 99, Materiality, to evaluate the materiality of the error, quantitatively and qualitatively, and concluded it was not material to the Company’s Condensed Consolidated Financial Statements as of July 31, 2015 and for the three and six month periods ended July 31, 2015; however, in light of the significance of a correction of the error to the results for the three months ended October 31, 2015, Autodesk chose to correct the error by revising the previously reported results for the three and six months ended July 31, 2015. See Note 6, "Income Tax," in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2016, that are of significance, or potential significance, to the Company.

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

Autodesk early adopted the standard during the three months ended July 31, 2016. Upon adoption, under the modified retrospective transition method, the Company recognized the previously unrecognized excess tax benefits as increases in deferred tax assets for tax credit and tax loss carryovers, of which $116.5 million were available to offset liabilities for uncertain tax benefits. This reduction in liabilities for uncertain tax benefits resulted in a cumulative-effect increase of $116.5 million to the February 1, 2016 opening accumulated deficit balance. Tax attributes not available to offset uncertain tax benefits were fully offset by a valuation allowance.

Autodesk elected to account for forfeitures as they occur using a modified retrospective transition method, which resulted in a cumulative-effect adjustment of $6.9 million to reduce the February 1, 2016 opening accumulated deficit balance.

Autodesk elected to apply the change in presentation of excess tax benefits in the statements of cash flows retrospectively to all periods presented and no longer classifies them as a reduction from operating cash flows. However, the adoption did not impact the current or prior period presented as there were no excess tax benefits recorded. The retrospective presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any prior period since such cash flows have historically been presented as a financing activity. Additional amendments to the accounting for minimum statutory withholding tax requirements had no impact to opening accumulated deficit as of February 1, 2016 as Autodesk does not withhold more than the minimum statutory requirements.

As Autodesk elected to early adopt in the second quarter of fiscal 2017, we are required to reflect any adjustments as of February 1, 2016, the beginning of the annual period that includes the interim period of adoption, and are required to revise our reported quarterly results for the three months ended April 30, 2016. Accordingly, the following table reflects the retrospective adjustments made to beginning accumulated deficit and to the previously reported results for the three months ended April 30, 2016:

Condensed Consolidated Balance Sheets

	As Reported	ASU 2016-09 Adoption Adjustments:		As Adjusted
(in millions)	April 30, 2016	February 1, 2016 Accumulated Deficit	For The Three Months Ended April 30, 2016	April 30, 2016
Long-term income taxes payable	$153.8	$(116.5)	$—	$37.3
Common stock and additional paid-in capital	1,865.6	6.9	(5.3)	1,867.2
Accumulated deficit	$(308.2)	$109.6	$5.3	$(193.3)

Condensed Consolidated Statements of Operations

	As Reported	ASU 2016-09 Adoption Increase/(Decrease)	As Adjusted
(in millions, except per share data)	Three Months Ended April 30, 2016		Three Months Ended April 30, 2016
Cost of subscription revenue	$39.7	$0.1	$39.8
Cost of license and other revenue	52.8	(0.2)	52.6
Gross profit	419.4	0.1	419.5
Marketing and sales	242.9	(2.1)	240.8
Research and development	195.5	(2.0)	193.5
General and administrative	75.8	(1.1)	74.7
(Loss) from operations	(155.0)	5.3	(149.7)
Provision for income taxes	(14.4)	—	(14.4)
Net (loss)	$(173.0)	$5.3	$(167.7)
Basic and diluted weighted average shares outstanding	224.4	—	224.4
Basic and diluted net (loss) per share	$(0.77)	$0.02	$(0.75)

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

Recently Issued Accounting Standards

In October 2016, FASB issued Accounting Standards Update No. 2016-16 ("ASU 2016-16"), “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments will be effective for Autodesk's fiscal year beginning February 1, 2018 unless Autodesk elects early adoption. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02") regarding ASC Topic 842, "Leases." The amendments in this ASU require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Autodesk plans to adopt ASU 2016-02 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Autodesk plans to adopt ASU 2014-09 as of the deferred effective date, which represents Autodesk’s fiscal year beginning February 1, 2018. Autodesk is currently evaluating the accounting and disclosure requirements of the standard. The Company's preliminary assessment is that there should be no material change in the timing and amount of the recognition of revenue for the majority of the Company's desktop subscription offerings. This preliminary assessment is based on the conclusion that the related software and cloud services are considered highly interrelated and represent a single combined performance obligation that should be recognized over time. Autodesk is reviewing its other offerings, including enterprise arrangements, and anticipates providing its preliminary assessment on the impact of adoption and transition method in its Form 10-K for this fiscal year ended January 31, 2017.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 31% and 30% of Autodesk’s total net revenue for the three and nine months ended October 31, 2016, respectively, and 26% and 25% for the three and nine months ended October 31, 2015, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 25% and 22% of trade accounts receivable at October 31, 2016 and January 31, 2016, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of October 31, 2016 and January 31, 2016:

	October 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$7.5	$—	$—	$7.5	$7.5	$—	$—
Certificates of deposit	101.2	—	—	101.2	101.2	—	—
Commercial paper	11.8	—	—	11.8	—	11.8	—
Custody cash deposit	19.5	—	—	19.5	19.5	—	—
Money market funds	162.3	—	—	162.3	—	162.3	—
U.S. government securities	631.5	—	—	631.5	631.5	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	15.8	—	—	15.8	15.8	—	—
Asset backed securities	22.2	—	—	22.2	—	22.2	—
Certificates of deposit	140.7	0.4	—	141.1	141.1	—	—
Commercial paper	51.5	—	—	51.5	—	51.5	—
Corporate bonds	225.7	0.1	(0.1)	225.7	225.7	—	—
Municipal bonds	7.1	—	—	7.1	7.1	—	—
Sovereign debt	11.3	—	—	11.3	—	11.3	—
U.S. government securities	12.1	—	—	12.1	12.1	—	—
Short-term trading securities
Mutual funds	44.2	1.4	—	45.6	45.6	—	—
Long-term available-for-sale
Agency bonds	55.5	0.1	(0.1)	55.5	55.5	—	—
Asset backed securities	58.3	0.1	—	58.4	—	58.4	—
Certificates of deposit	1.8	—	—	1.8	1.8	—	—
Corporate bonds	244.1	0.9	(0.2)	244.8	244.8	—	—
Municipal bonds	8.5	—	—	8.5	8.5	—	—
Sovereign debt	12.6	—	—	12.6	—	12.6	—
U.S. government securities	73.5	0.1	(0.2)	73.4	73.4	—	—
Convertible debt securities (2)	6.3	2.4	(1.3)	7.4	—	—	7.4
Derivative contracts (3)	3.0	9.6	(10.3)	2.3	—	0.7	1.6
Total	$1,928.0	$15.1	$(12.2)	$1,930.9	$1,591.1	$330.8	$9.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$8.5	$—	$—	$8.5	$8.5	$—	$—
Certificates of deposit	267.6	—	—	267.6	267.6	—	—
Commercial paper	106.6	—	—	106.6	—	106.6	—
Custody cash deposit	2.1	—	—	2.1	2.1	—	—
Money market funds	382.4	—	—	382.4	—	382.4	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
U.S. government securities	103.0	—	—	103.0	103.0	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	40.0	—	(0.1)	39.9	39.9	—	—
Asset backed securities	7.3	—	—	7.3	—	7.3	—
Certificates of deposit	190.3	—	—	190.3	190.3	—	—
Commercial paper	141.1	—	—	141.1	—	141.1	—
Corporate debt securities	377.1	0.1	(0.3)	376.9	376.9	—	—
Municipal bonds	9.7	—	—	9.7	9.7	—	—
Sovereign debt	20.1	—	—	20.1	—	20.1
U.S. government securities	74.6	—	—	74.6	74.6	—	—
Short-term trading securities
Mutual funds	38.8	0.4	(1.2)	38.0	38.0	—	—
Long-term available-for-sale
Agency bonds	56.8	0.1	—	56.9	56.9	—	—
Asset backed securities	36.5	0.1	—	36.6	—	36.6	—
Corporate debt securities	320.9	0.3	(0.8)	320.4	320.4	—	—
Municipal bonds	2.9	—	—	2.9	2.9	—	—
Sovereign debt	16.9	—	—	16.9	—	16.9	—
U.S. government securities	98.4	0.3	(0.1)	98.6	98.6	—	—
Convertible debt securities (2)	2.5	2.0	(1.1)	3.4	—	—	3.4
Derivative contracts (3)	1.5	7.8	(7.4)	1.9	—	1.6	0.3
Total	$2,310.6	$11.1	$(11.0)	$2,310.7	$1,594.4	$712.6	$3.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three and nine months ended October 31, 2016.

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

A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2016 follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2016	$0.3	$3.4	$3.7
Purchases	1.0	4.0	5.0
Gains (losses) included in earnings	0.3	(0.2)	0.1
Gains included in OCI	—	0.2	0.2
Balances, October 31, 2016	$1.6	$7.4	$9.0

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	October 31, 2016
	Cost	Fair Value
Due within 1 year	$490.2	$491.6
Due in 1 year through 5 years	448.3	449.1
Due in 5 years through 10 years	8.5	8.5
Total	$947.0	$949.2

As of October 31, 2016 and January 31, 2016, Autodesk had no material securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

As of October 31, 2016 and January 31, 2016, Autodesk had $116.6 million and $104.3 million, respectively, in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. Other than the amounts disclosed in the following paragraph, Autodesk does not intend to sell these cost method investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost bases, which may be maturity. Therefore, Autodesk does not consider those investments to be other-than-temporarily impaired at October 31, 2016. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. During the nine months ended October 31, 2016 and 2015, Autodesk recorded $0.3 million and $0.2 million, respectively, in other-than-temporary impairments on its privately held equity investments.

The sales or redemptions of “available-for-sale securities” during the nine months ended October 31, 2016 and 2015 resulted in gains of $0.7 million and $0.3 million, respectively. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the nine months ended October 31, 2016 and 2015 were $1,557.3 million and $1,233.7 million, respectively.

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

The net notional amounts of these contracts are presented net settled and were $530.4 million at October 31, 2016 and $142.4 million at January 31, 2016. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $4.0 million remaining in “Accumulated other comprehensive loss” as of October 31, 2016 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $7.8 million at October 31, 2016 and $231.6 million at January 31, 2016.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2016 and January 31, 2016:

	Balance Sheet Location	Fair Value at
		October 31, 2016	January 31, 2016
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$6.9	$3.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	4.2	4.9
Total derivative assets		$11.1	$8.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$5.4	$3.4
Derivatives not designated as hedging instruments	Other accrued liabilities	3.4	3.0
Total derivative liabilities		$8.8	$6.4

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2016 and 2015 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Amount of gain (loss) recognized in accumulated other comprehensive income on derivatives (effective portion)	$1.8	$(5.0)	$(3.1)	$1.7
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$1.0	$9.5	$8.4	$31.8
Operating expenses	1.5	(2.4)	0.2	(7.9)
Total	$2.5	$7.1	$8.6	$23.9
Amount and location of loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.1)	$(0.2)	$(0.5)	$(0.5)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2016 and 2015 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Amount and location of loss recognized in income on derivatives
Interest and other expense, net	$(1.4)	$(2.5)	$(12.3)	$(1.8)

5. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock unit activity for the nine months ended October 31, 2016 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2016	7,739.6	$51.80
Granted	3,661.7	63.77
Vested	(2,848.8)	50.46
Canceled/Forfeited	(609.6)	52.53
Performance Adjustment (1)	(29.7)	63.81
Unvested restricted stock units at October 31, 2016	7,913.2	$58.41
 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2016 performance period. The performance stock units were attained at rates ranging from 86.1% to 98.0% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2016 and 2015 was $180.3 million and $156.6 million, respectively.

During the nine months ended October 31, 2016, Autodesk granted 3.2 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $45.2 million and $37.9 million during the three months ended October 31, 2016 and 2015, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $125.5 million and $103.7 million during the nine months ended October 31, 2016 and 2015, respectively.

During the nine months ended October 31, 2016, Autodesk granted 0.4 million performance stock units (“PSUs”) for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for these grants are based upon net new model subscription additions, new model Annualized Recurring Revenue ("ARR"), non-GAAP total spend, and total subscription renewal rate goals ("FY17 performance criteria") adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index (“Relative TSR”). Each PSU covers a three-year period:

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

PSUs are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using a Monte Carlo simulation model since the awards are also subject to a market condition. The fair value of the PSUs is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to PSUs of $4.9 million and $5.7 million for the three months ended October 31, 2016 and 2015, respectively. Autodesk recorded stock-based compensation expense related to PSUs of $17.1 million and $17.2 million for the nine months ended October 31, 2016 and 2015, respectively.

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

Autodesk issued 1.1 million and 1.0 million shares under the ESPP during the three months ended October 31, 2016 and 2015, respectively, with an average price of $37.36 and $35.59 per share. The weighted average grant date fair value of awards granted under the ESPP was $20.75 and $11.91 during the three months ended October 31, 2016 and 2015, respectively, calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Autodesk issued 2.3 million and 2.1 million shares under the ESPP during the nine months ended October 31, 2016 and 2015, respectively, with an average price of $36.99 and $36.29 per share. The weighted average grant date fair value of awards granted under the ESPP was $19.20 and $11.85 during the nine months ended October 31, 2016 and 2015, respectively, in each case, calculated as of the award grant date using the BSM option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2016 and 2015, respectively, as follows:

	Three Months Ended October 31,
	2016	2015
Cost of subscription	$1.7	$1.5
Cost of license and other revenue	1.8	1.7
Marketing and sales	24.2	22.3
Research and development	20.9	17.5
General and administrative	8.0	7.2
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$56.6	$50.2

	Nine Months Ended October 31,
	2016	2015
Cost of subscription	$5.2	$4.1
Cost of license and other revenue	5.1	4.4
Marketing and sales	69.0	61.3
Research and development	60.0	49.9
General and administrative	23.2	21.4
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$162.5	$141.1

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

	Three Months Ended October 31, 2016		Three Months Ended October 31, 2015
	Performance Stock Unit (1)	ESPP	Performance Stock Unit (1)	ESPP
Range of expected volatilities	N/A	31.0 - 33.9%	N/A	28.6 - 28.9%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	N/A	—%
Range of risk-free interest rates	N/A	0.5 - 0.8%	N/A	0.2 - 0.7%
	Nine Months Ended October 31, 2016		Nine Months Ended October 31, 2015
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	38.4 - 38.6%	30.0 - 40.2%	27.3%	27.7 - 28.9%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.6 - 0.7%	0.5 - 0.9%	0.2%	0.1 - 0.7%
____________________

(1)	Autodesk did not grant PSUs in the three months ended October 31, 2016 and 2015 that were subject to market conditions.

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

6. Income Tax

Autodesk's income tax expense was $13.5 million and $21.3 million for the three months ended October 31, 2016 and 2015, respectively, relative to a pre-tax loss of $129.3 million and pre-tax income of $22.5 million, respectively, for the same periods. Autodesk's income tax expense was $53.1 million and $293.5 million for the nine months ended October 31, 2016 and 2015, respectively, relative to a pre-tax loss of $355.6 million and pre-tax income of $0.2 million, respectively, for the same periods. The decrease in income tax expense was primarily due to the valuation allowance that was established during the three months ended October 31, 2015. Income tax expense consists primarily of foreign taxes and U.S. tax expense related to indefinite-lived intangibles.

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

As of October 31, 2016, the Company had $264.3 million of gross unrecognized tax benefits, excluding interest, of which approximately $250.4 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

The negotiated settlement for a tax audit in China covering certain transfer pricing matters from 2004 to 2013 was finalized and paid in mid-November.  The payment was for $9.9 million, which included tax and interest. There was an accrual of $9.9 million for this liability as of October 31, 2016.

The accrual for the adjustment for calendar years 2014 and 2015 will be kept on the books as the Company works with the State Administration of Taxation to settle the liabilities for these years.

The Internal Revenue Service has started an examination of the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015.  While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years being examined.

7.     Acquisitions

During the nine months ended October 31, 2016, Autodesk completed several business combinations and technology acquisitions for total cash consideration of approximately $87.0 million. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk’s Condensed Consolidated Financial Statements.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations and technology acquisitions completed during the nine months ended October 31, 2016:

October 31, 2016
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

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	October 31, 2016	January 31, 2016
Developed technologies, at cost	$583.3	$571.4
Customer relationships, trade names, patents, and user lists, at cost (1)	375.4	371.6
Other intangible assets, at cost (2)	958.7	943.0
Less: Accumulated amortization	(844.1)	(796.2)
Other intangible assets, net	$114.6	$146.8
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the periods ended October 31, 2016 and January 31, 2016:

	October 31, 2016	January 31, 2016
Goodwill, beginning of the period	$1,684.2	$1,605.4
Less: accumulated impairment losses, beginning of the period	(149.2)	(149.2)
Additions arising from acquisitions during the period	62.8	97.3
Effect of foreign currency translation, purchase accounting adjustments, and other	(40.5)	(18.5)
Goodwill, end of the period	$1,557.3	$1,535.0

Goodwill consists of the excess of consideration transferred over the fair value of net assets acquired in business combinations. Autodesk tests goodwill for impairment annually in its fourth fiscal quarter or more often if circumstances indicate a potential impairment may exist, or if events have affected the composition of reporting units.

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

As described in Note 18, "Segments," commencing in the third quarter of fiscal 2017, Autodesk changed its segment reporting as it now operates as a single operating segment and single reporting unit. We were required to conduct impairment tests immediately before and after the change in the composition of our reporting units.

Accordingly, for the "before" test, we assessed goodwill for impairment during the third quarter of fiscal 2017 using the two-step quantitative test for each of our legacy reporting units: PSEB, MFG, AEC, M&E, and Delcam -- a component of our MFG operating segment. In performing the quantitative two-step test, Autodesk used a discounted cash flow model which included assumptions regarding projected cash flows. Based on this testing, Autodesk determined that the fair value was in excess of the carrying value for each of the five reporting units and therefore the goodwill of each reporting unit was not impaired during the quarter ended October 31, 2016.

As part of the "after" test, in situations in which an entity's reporting unit is publicly traded, the fair value of the Company may be approximated by its market capitalization. The market capitalization of the Company is in excess of the carrying value of its reporting unit as of October 31, 2016. The Company determined that there were no indicators of impairment as of October 31, 2016.

10. Deferred Compensation

At October 31, 2016, Autodesk had marketable securities totaling $1.0 billion, of which $45.6 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $45.6 million at October 31, 2016, of which $2.5 million was classified as current and $43.1 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2016 was $38.0 million, of which $1.9 million was classified as current and $36.1 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	October 31, 2016	January 31, 2016
Computer hardware, at cost	$205.3	$202.7
Computer software, at cost	72.1	85.6
Leasehold improvements, land and buildings, at cost	204.7	202.9
Furniture and equipment, at cost	58.0	59.0
	540.1	550.2
Less: Accumulated depreciation	(371.8)	(380.9)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$168.3	$169.3

12. Borrowing Arrangements

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $772.5 million as of October 31, 2016.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (collectively, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. Autodesk may redeem the 2012 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2012 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2012 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2012 Notes was approximately $760.3 million as of October 31, 2016.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At October 31, 2016, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

13. Restructuring charges and other facility exit costs, net

In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the business.   The Company's Fiscal 2017 Plan consists of employee termination benefits related to the reduction of its workforce with expected costs of approximately $65.0 million, and lease terminations and other exit costs expected to be approximately $7.0 million. During the three and nine months ended October 31, 2016, restructuring charges under the Fiscal 2017 Plan included $2.8 million and $58.5 million in employee termination benefits, respectively, and $0.4 million and $5.6 million in lease termination and other exit costs, respectively. During the nine months ended October 31, 2016, we incurred $7.4 million in lease termination costs not related to the Fiscal 2017 Plan. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred.

The Company expects to pay substantially all of the employee termination benefits and facility related liabilities under the Fiscal 2017 Plan by the end of fiscal 2017.

The following table sets forth the restructuring charges and other lease termination exit costs during the nine months ended October 31, 2016:

	Balances, January 31, 2016	Additions	Payments	Adjustments (1)	Balances, October 31, 2016
Fiscal 2017 Plan
Employee termination costs	$—	$58.5	$(54.0)	$—	$4.5
Lease termination and other exit costs	—	5.6	(2.5)	(1.9)	1.2
Other Lease Termination Costs
Lease termination costs	—	7.4	(1.0)	(3.5)	2.9
Total	$—	$71.5	$(57.5)	$(5.4)	$8.6
Current portion (2)	$—				$7.0
Non-current portion (2)	—				1.6
Total	$—				$8.6
____________________

(1)	Adjustments include the impact of computer equipment, software, furniture, straight-line rent and leasehold improvement write-offs, and foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three and nine months ended October 31, 2016, Autodesk repurchased and retired 2.0 million and 6.8 million shares at an average repurchase price of $68.74 and $59.92 per share, respectively. Common stock and additional paid-in capital and accumulated deficit were reduced by $39.9 million and $99.7 million, respectively, during the three months ended October 31, 2016. Common stock and additional paid-in capital and accumulated deficit were reduced by $151.4 million and $258.2 million, respectively, during the nine months ended October 31, 2016.

At October 31, 2016, 29.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors, including the 30.0 million share increase approved by the Board of Directors in September 2016. During the nine months ended October 31, 2016, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2016:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2016	$15.7	$0.2	$(28.3)	$(108.7)	$(121.1)
Other comprehensive (loss) income before reclassifications	(2.5)	3.1	(0.2)	(56.6)	(56.2)
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(8.6)	(0.7)	1.0	—	(8.3)
Tax effects	(0.6)	(0.6)	(0.2)	(0.5)	(1.9)
Net current period other comprehensive (loss) income	(11.7)	1.8	0.6	(57.1)	(66.4)
Balances, October 31, 2016	$4.0	$2.0	$(27.7)	$(165.8)	$(187.5)

Reclassifications related to gains and losses on available-for-sale securities are included in "Interest and other expense, net." Refer to Note 4, "Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(142.8)	$(43.8)	$(408.7)	$(293.3)
Denominator:
Denominator for basic net loss per share—weighted average shares	222.3	225.3	223.3	226.5
Effect of dilutive securities (1)	—	—	—	—
Denominator for dilutive net loss per share	222.3	225.3	223.3	226.5
Basic net loss per share	$(0.64)	$(0.19)	(1.83)	$(1.29)
Diluted net loss per share	$(0.64)	$(0.19)	(1.83)	$(1.29)
____________________

(1)
The effect of dilutive securities of 4.4 million shares and 3.4 million shares for the three months ended October 31, 2016 and 2015, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods. The effect of dilutive securities of 4.0 million shares in each of the nine months ended October 31, 2016 and 2015 have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended October 31, 2016, no potentially anti-dilutive shares were excluded from the computation of diluted net loss per share. For the three months ended October 31, 2015, 0.6 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share. For the nine months ended October 31, 2016 and 2015, 0.4 million and 0.1 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively.

18. Segments

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources and assessing performance as the source of the Company’s reportable segments. Prior to the third quarter of fiscal 2017, Autodesk had four operating segments: AEC, MFG, PSEB, and M&E.

As a result of the Company’s business model transition, there have been a number of changes in the business including a platform shift from perpetual licenses to subscription-based offerings and organizational changes in how the business is managed including a restructuring announced in the first quarter of fiscal 2017. In the third quarter of fiscal 2017, these organizational changes resulted in a change in the internal reporting provided to Autodesk’s chief operating decision maker (“CODM”) used to assess the performance of the business to focus on consolidated operating results. Accordingly, the Company's CODM now allocates resources and assesses the operating performance of the Company as a whole. As such, beginning in the third quarter of fiscal 2017, Autodesk concluded that it has one segment manager (the CODM), one operating segment, and one reporting unit for goodwill impairment purposes.

Information regarding Autodesk’s revenue by geographic area and product family is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net revenue by geographic area:
Americas
U.S.	$182.2	$195.6	$562.1	$589.7
Other Americas	31.1	40.2	99.0	125.8
Total Americas	213.3	235.8	661.1	715.5
Europe, Middle East and Africa	191.0	225.1	614.1	696.2
Asia Pacific
Japan	28.7	49.0	102.8	164.8
Other Asia Pacific	56.6	89.9	174.2	279.3
Total Asia Pacific	85.3	138.9	277.0	444.1
Total net revenue	$489.6	$599.8	$1,552.2	$1,855.8

Net revenue by product family:
Architecture, Engineering and Construction	$212.3	$224.9	$684.4	$695.0
Manufacturing	146.6	174.9	481.5	530.7
AutoCAD and AutoCAD LT (1)	80.1	143.6	239.1	451.7
Media and Entertainment	34.2	39.1	103.6	119.8
Other (1)	16.4	17.3	43.6	58.6
	$489.6	$599.8	$1,552.2	$1,855.8
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Nine Months Ended October 31, 2016 and 2015” below, future net revenue, future GAAP and non-GAAP net (loss) income per share, operating margin, operating expenses, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, our backlog, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our newly announced stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, continuation of our stock repurchase program, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk’s vision is to help people imagine, design, and create a better world. We do this by developing software and services for the world’s designers, architects, engineers, digital artists, professionals, and non-professionals alike — who design and make the world's places (architecture, engineering, and construction), things (manufacturing), and media (games and digital entertainment).

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

Our strategy is to lead the industries we serve to cloud-based technologies and business models. This entails both a technological shift and a business model shift. As part of the transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites while introducing industry collections effective August 1, 2016. Industry collections allow access to a broad set of products that exceeds those previously available in suites - simplifying the customer ability to get access to a complete set of tools for their industry. We now offer term-based product subscriptions for individual products and industry collections, cloud service offerings, and flexible enterprise business agreements ("new model subscription offerings"). These offerings are designed to give our customers more flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-based users and small businesses.

With the discontinuation of the sale of most perpetual licenses, we have accelerated our transition away from selling a mix of perpetual licenses and term-based product subscriptions toward a single subscription model. As a result of this shift and various other factors described in Note 18, "Segments," we now operate as a single operating segment. During the transition, revenue, margins, EPS, deferred revenue and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new product offerings generally have a lower initial purchase price.

As we progress through the business model transition, reported revenue is less relevant to measure the success of the business as perpetual license sales are discontinued in favor of subscription offerings, which have considerably lower up-front prices. Annualized recurring revenue ("ARR") and growth of subscriptions better reflect business momentum and provide additional transparency into the transition. To further analyze progress, we disaggregate our growth in these metrics between the original maintenance model ("maintenance") and the new model subscription offerings. Maintenance subscriptions peaked in the fourth quarter of our fiscal 2016, and we expect them to decline slowly over time.

We sell our products and services globally, through a combination of indirect and direct channels. During the three months ended October 31, 2016 and 2015, our indirect channels, which include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers, were responsible for 71% and 79% of our overall revenue, respectively. During the same periods, our direct channels, which include sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our company e-store, were responsible for 29% and 21% of our overall revenue, respectively. During the nine months ended October 31, 2016 and 2015, our indirect channels were responsible for 74% and 80% of our overall revenue, respectively. During the same periods, our direct channels were responsible for 26% and 20% of our overall revenue, respectively.

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

Autodesk is committed to helping fuel a lifelong passion for design in students of all ages. We offer free educational licenses of Autodesk software worldwide to students, educators, and educational institutions. Through Autodesk Design Academy, we provide secondary and postsecondary school markets hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) while using Autodesk's professional-grade 3D design, engineering and entertainment software used in industry. We also have made Autodesk Design Academy curricula available on iTunes U. Our intention is to make Autodesk software ubiquitous and the design software of choice for those poised to become the next generation of professional users.

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

Overview of the Three and Nine Months Ended October 31, 2016 and 2015

(in millions)	Three Months Ended October 31, 2016	As a % of Net Revenue	Change compared to prior fiscal year		Three Months Ended October 31, 2015	As a % of Net Revenue
			$	%
Net Revenue	$489.6	100%	$(110.2)	(18)%	$599.8	100%
Cost of revenue	81.5	17%	(9.5)	(10)%	91.0	15%
Gross Profit	408.1	83%	(100.7)	(20)%	508.8	85%
Operating expenses	528.0	108%	4.4	1%	523.6	87%
Loss from operations	$(119.9)	(24)%	$(105.1)	710%	$(14.8)	(2)%

	Nine Months Ended October 31, 2016	As a % of Net Revenue	Change compared to prior fiscal year		Nine Months Ended October 31, 2015	As a % of Net Revenue
			$	%
Net Revenue	$1,552.2	100%	$(303.6)	(16)%	$1,855.8	100%
Cost of revenue	259.0	17%	(16.8)	(6)%	275.8	15%
Gross Profit	1,293.2	83%	(286.8)	(18)%	1,580.0	85%
Operating expenses	1,625.7	105%	56.7	4%	1,569.0	85%
(Loss) income from operations	$(332.5)	(21)%	$(343.5)	(3,123)%	$11.0	1%

We are undergoing a business model transition in which we have discontinued selling new perpetual licenses for most of our products in favor of new model subscriptions. During the transition, revenue, margins, EPS, deferred revenue and cash flow from operations will be impacted as more revenue is recognized ratably rather than up front and as new product offerings generally have a lower initial purchase price.

Revenue Analysis

Net revenue decreased during the three months ended October 31, 2016, as compared to the same period in the prior fiscal year, primarily due to a 39% decrease in license and other revenue resulting from the discontinuation of the sales of most individual perpetual products as of February 1, 2016, and of new perpetual licenses of suites effective August 1, 2016.

Net revenue decreased during the nine months ended October 31, 2016, as compared to the same period in the prior fiscal year, primarily due to a 35% decrease in license and other revenue, partially offset by a 1% increase in subscription revenue. The 35% decrease in license and other revenue was primarily a result of the discontinuation of the sales of most individual perpetual products as of February 1, 2016, and of new perpetual licenses of suites effective August 1, 2016. The 1% increase in subscription revenue was primarily driven by a 37% increase in revenue from our new model subscription offerings, partially offset by a 3% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 31% and 30% of Autodesk’s total net revenue for the three and nine months ended October 31, 2016, respectively, and 26% and 25% for the three and nine months ended October 31, 2015, respectively. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of our agreements with Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Our operating margin decreased to (24)% for the three months ended October 31, 2016 from (2)% for the three months ended October 31, 2015. The decrease in operating margin was primarily driven by a decrease in revenue related to the discontinuation of the sales of most individual perpetual products as of February 1, 2016, and of new perpetual licenses of suites effective August 1, 2016, partially offset by lower costs of revenue.

Our operating margin decreased to (21)% for the nine months ended October 31, 2016 from 1% for the nine months ended October 31, 2015. The decrease in operating margin was primarily driven by a decrease in revenue and an increase in operating expenses during the nine months ended October 31, 2016, partially offset by lower costs of revenue. The increase in operating expenses was primarily driven by restructuring charges and other facility exit costs during the nine months ended October 31, 2016.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Business Model Transition Metrics

In order to help better understand our financial performance during and after the transition, we have introduced several new metrics including recurring revenue, total subscriptions, ARR, and annualized revenue per subscription ("ARPS"). ARR, ARPS, and recurring revenue are performance metrics and should be viewed independently of revenue and deferred revenue as ARR and ARPS are not intended to be combined with those items. Please refer to the "Glossary of Terms" for further discussion regarding the new metric terminology.

To simplify the reconciliation between the income statement presentation and recurring revenue, we are assessing potential changes to revenue and cost of revenue classifications, including adding a third revenue line for maintenance in addition to subscription revenue and license & other revenue, on our Condensed Consolidated Statements of Operations in fiscal 2018.

Recurring revenue represents the revenue for the period from our traditional maintenance plans and revenue from our new model subscription offerings, including portions of revenue allocated to license and other revenue for those offerings. It excludes subscription revenue related to consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, education offerings, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

The following table outlines our recurring revenue for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2016	$	%	October 31, 2015	October 31, 2016	$	%	October 31, 2015
(in millions)
Subscription revenue	$319.5	$0.6	—%	$318.9	$967.5	$9.8	1%	$957.7
Add: License and other revenue from new model subscription offerings (1)	62.8	36.4	138%	26.4	156.3	87.6	128%	68.7
Less: other adjustments (2)	(8.1)	(1.3)	19%	(6.8)	(23.4)	—	—%	(23.4)
Total recurring revenue (3)	$374.2	$35.7	11%	$338.5	$1,100.4	$97.4	10%	$1,003.0
___________________

(1)	Includes the portion of revenue for new model subscription offerings allocated to license & other revenue within our Condensed Consolidated Statements of Operations.

(2)
Other adjustments include subscription revenue related to select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, education offerings, and third party products which are excluded from recurring revenue.

(3)	Total recurring revenue as presented may not recalculate on an annualized basis to total ARR in the next table due to rounding.

During the three months ended October 31, 2016 and 2015, recurring revenue was 76% and 56% of total net revenue, respectively. During the nine months ended October 31, 2016 and 2015, recurring revenue was 71% and 54% of total net revenue, respectively.

The following table outlines our total subscriptions, ARR and ARPS metrics as of October 31, 2016, July 31, 2016, and January 31, 2016:

	Balances, October 31, 2016	Change compared to prior quarter end		Balances, July 31, 2016	Balances, October 31, 2016	Change compared to prior fiscal year end		Balances, January 31, 2016
		$	%			$	%
(in thousands)
Maintenance subscriptions	2,093.1	(33.9)	(2)%	2,127.0	2,093.1	(57.9)	(3)%	2,151.0
New model subscriptions	860.7	168.0	24%	692.7	860.7	433.5	101%	427.2
Total subscriptions	2,953.8	134.1	5%	2,819.7	2,953.8	375.6	15%	2,578.2

(in millions)
Maintenance ARR	$1,082.6	$(15.1)	(1)%	$1,097.7	$1,082.6	$(38.8)	(3)%	$1,121.4
New model ARR	414.0	42.7	12%	371.3	414.0	159.0	62%	255.0
Total ARR	$1,496.6	$27.6	2%	$1,469.0	$1,496.6	$120.2	9%	$1,376.4

(ARR divided by Subscriptions)
Maintenance ARPS	$517	$1	—%	$516	$517	$(4)	(1)%	$521
New Model ARPS	481	(55)	(10)%	536	481	(116)	(19)%	597
Total ARPS	$507	$(14)	(3)%	$521	$507	$(27)	(5)%	$534

Total subscriptions increased 5% or approximately 134,000 from the end of the second quarter of fiscal 2017 to 2.95 million as of October 31, 2016. Maintenance subscriptions decreased 2% or approximately 34,000 from the end of the second quarter of fiscal 2017, primarily as a result of the discontinuation of new perpetual license sales for most individual products at the end of the fourth quarter of fiscal 2016 and the end of perpetual suites at the end of second quarter of fiscal 2017. New model subscriptions increased 24% or approximately 168,000 as of October 31, 2016 as compared to the end of the second quarter of fiscal 2017, primarily driven by growth in all new model subscription types, led by product subscription.

Total subscriptions increased 15% or approximately 376,000 from the fourth quarter of fiscal 2016 to 2.95 million as of October 31, 2016. Maintenance subscriptions decreased approximately 58,000 from the end of fiscal 2016, primarily as a result of the discontinuation of new perpetual license sales for most individual products at the end of the fourth quarter of fiscal 2016 and the end of perpetual suites at the end of second quarter of fiscal 2017, partially offset by the addition of approximately 13,000 maintenance subscriptions associated with an acquisition in the first quarter of fiscal 2017. New model subscriptions increased 101% or approximately 434,000 as of October 31, 2016 as compared to the end of fiscal 2016, primarily driven by growth in all new model subscription types, led by product subscription. New model subscriptions also benefited from a promotion aimed at converting legacy non-subscribers, which captured approximately 72,000 additional product subscriptions.

ARR increased 2% or $27.6 million from the second quarter of fiscal 2017 to $1,496.6 million as of October 31, 2016, primarily due to a 12% increase in new model ARR driven by growth in all new model subscription types, led by product subscription. ARR growth was impacted by the allocation of existing marketing development funds (“MDF”). MDF is recorded as contra revenue and historically was predominantly allocated against license revenue.  With the end of sale of perpetual licenses, MDF is now allocated against recurring revenue, negatively impacting total ARR growth by 3 percentage points.

ARR increased 9% or $120.2 million from the fourth quarter of fiscal 2016 to $1,496.6 million as of October 31, 2016, primarily due to a 62% increase in new model ARR driven by growth in all new model subscription types, led by product subscription. ARR growth was negatively impacted by 3 percentage points from the allocation of existing MDF.

ARPS decreased 3% from the second quarter of fiscal 2017 to $507 as of October 31, 2016 primarily due to a 10% decrease in new model ARPS. The decrease in new model ARPS was driven by individual product subscriptions leading the growth in new model subscriptions, which included a higher mix of multi-year versus monthly product subscriptions.

ARPS decreased 5% from the fourth quarter of fiscal 2016 to $507 as of October 31, 2016 primarily due to a 19% decrease in new model ARPS, which decreased as a result of individual product subscriptions leading the growth in new model subscriptions, which are priced lower than our flexible enterprise business agreements.

Our ARPS is declining because of various factors including mix, foreign currency, and the contract-revenue impact of MDF discussed above. As we complete our business model transition, we expect all of these impacts to start to stabilize.

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Germany, the United Kingdom, Japan and Canada. Our revenue was negatively impacted by foreign exchange rate changes during the three months ended October 31, 2016 as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended October 31, 2015 been in effect during the three months ended October 31, 2016 and had we excluded foreign exchange hedge gains and losses from the three months ended October 31, 2016, net revenue would have decreased 16%, on a constant currency basis during the three months ended October 31, 2016 as compared to the same period in the prior fiscal year.

Our revenue was negatively impacted by foreign exchange rate changes during the nine months ended October 31, 2016 as compared to the same period in the prior fiscal year. Had applicable exchange rates from the nine months ended October 31, 2015 been in effect during the nine months ended October 31, 2016 and had we excluded foreign exchange hedge gains and losses from the nine months ended October 31, 2016, net revenue would have decreased 13%, on a constant currency basis during the nine months ended October 31, 2016 as compared to the same period in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three months ended October 31, 2016 decreased 1%, on an as reported basis as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended October 31, 2015 been in effect during the three months ended October 31, 2016 and had we excluded foreign exchange hedge gains and losses from the three months ended October 31, 2016, total spend would have remained flat on a constant currency basis compared to the same period in the prior fiscal year.

Our total spend during the nine months ended October 31, 2016 increased 2%, on an as reported basis as compared to the same period in the prior fiscal year. Had applicable exchange rates from the nine months ended October 31, 2015 been in effect during the nine months ended October 31, 2016 and had we excluded foreign exchange hedge gains and losses from the nine months ended October 31, 2016, total spend would have increased 3%, on a constant currency basis compared to the same period in the prior fiscal year.

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

Balance Sheet and Cash Flow Items

At October 31, 2016, we had $2.4 billion in cash and marketable securities. We completed the nine months ended October 31, 2016 with lower accounts receivable and higher deferred revenue balances as compared to the fiscal year ended January 31, 2016. Our deferred revenue balance at October 31, 2016 was $1.5 billion, which will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years. Our cash flow from operations decreased 37% to $154.1 million for the nine months ended October 31, 2016 compared to $244.1 million for the nine months ended October 31, 2015. We repurchased 2.0 million and 6.8 million shares of our common stock for $139.6 million and $409.6 million during the three and nine months ended October 31, 2016, respectively. Comparatively, we repurchased 3.2 million and 6.9 million shares of our common stock for $150.0 million and $357.7 million during the three and nine months ended October 31, 2015, respectively. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Results of Operations

Net Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2016	$	%	October 31, 2015	October 31, 2016	$	%	October 31, 2015
Net Revenue:
Subscription	$319.5	$0.6	—%	$318.9	$967.5	$9.8	1%	$957.7
License and other	170.1	(110.8)	(39)%	280.9	584.7	(313.4)	(35)%	898.1
	$489.6	$(110.2)	(18)%	$599.8	$1,552.2	$(303.6)	(16)%	$1,855.8
Net Revenue by Product Family:
Architecture, Engineering and Construction	$212.3	$(12.6)	(6)%	$224.9	$684.4	$(10.6)	(2)%	$695.0
Manufacturing	146.6	(28.3)	(16)%	174.9	481.5	(49.2)	(9)%	530.7
AutoCAD and AutoCAD LT family (1)	80.1	(63.5)	(44)%	143.6	239.1	(212.6)	(47)%	451.7
Media and Entertainment	34.2	(4.9)	(13)%	39.1	103.6	(16.2)	(14)%	119.8
Other (1)	16.4	(0.9)	(5)%	17.3	43.6	(15.0)	(26)%	58.6
	$489.6	$(110.2)	(18)%	$599.8	$1,552.2	$(303.6)	(16)%	$1,855.8
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation.

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

Subscription revenue remained flat during the three months ended October 31, 2016, as compared to the three months ended October 31, 2015, primarily due to a 40% increase in new model subscription revenue, offset by a 4% decrease in maintenance revenue. The 40% increase in new model subscription revenue was due to a 158% increase in product subscription revenue and a 25% increase in revenue from flexible enterprise business agreements. The 4% decrease in maintenance revenue was attributable to the business model transition, as we expect maintenance revenue will slowly decline as perpetual license sales have ended, and customers adopt our new model subscription offerings.

Maintenance revenue from perpetual software products represented 86% and 90% of subscription revenue for the three months ended October 31, 2016 and 2015, respectively. New model subscription revenue represented 14% and 10% of subscription revenue for the three months ended October 31, 2016 and 2015, respectively.

Subscription revenue increased 1% during the nine months ended October 31, 2016, as compared to the nine months ended October 31, 2015, primarily due to a 37% increase in new model subscription revenue, partially offset by a 3% decrease in maintenance revenue. The 37% increase in new model subscription revenue was due to a 182% increase in product subscription revenue and a 29% increase in revenue from flexible enterprise business agreements. The 3% decrease in maintenance revenue was attributable to the business model transition, as we expect maintenance revenue will slowly decline as perpetual license sales have ended, and customers adopt our new model subscription offerings.

Maintenance revenue from perpetual software products represented 87% and 90% of subscription revenue for the nine months ended October 31, 2016 and 2015, respectively. New model subscription revenue represented 13% and 10% of subscription revenue for the nine months ended October 31, 2016 and 2015, respectively.

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

License and other revenue decreased 39% during the three months ended October 31, 2016, as compared to the three months ended October 31, 2015. Product license revenue, as a percentage of license and other revenue, was 80% and 86% for the three months ended October 31, 2016 and 2015, respectively. The decrease in product license revenue was due to the business model transition, which led to a 66% decrease in revenue from perpetual licenses as we have discontinued selling perpetual seats of most of our product offerings. This decrease was partially offset by a 133% increase in license revenue from our new model subscription offerings.

License and other revenue decreased 35% during the nine months ended October 31, 2016, as compared to the nine months ended October 31, 2015. Product license revenue, as a percentage of license and other revenue, was 82% and 88% for the nine months ended October 31, 2016 and 2015, respectively. The decrease in product license revenue was due to the business model transition, which led to a 55% decrease in revenue from perpetual licenses as we have discontinued selling perpetual seats of most of our product offerings. This decrease was partially offset by a 115% increase in license revenue from our new model subscription offerings.

Other revenue decreased 12% during the three months ended October 31, 2016, as compared to the three months ended October 31, 2015 due to a decrease in revenue from Creative Finishing as we exited the Creative Finishing hardware business at the beginning of the fourth quarter of fiscal 2016. Other revenue represented 7% and 6% of total net revenue for the three months ended October 31, 2016 and 2015, respectively.

Other revenue decreased 5% during the nine months ended October 31, 2016, as compared to the nine months ended October 31, 2015 due to a decrease in revenue from Creative Finishing as we exited the Creative Finishing hardware business at the beginning of the fourth quarter of fiscal 2016, partially offset by an increase in revenue from consumer products. Other revenue represented 7% and 6% of total net revenue for the nine months ended October 31, 2016 and 2015, respectively.

There was no backlog at October 31, 2016 compared to $31.4 million at January 31, 2016. Backlog from current software license product orders that have not been delivered consists of orders for currently available licensed software products from customers with approved credit status. Due to the business model transition, we do not expect material backlog in future periods.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering, and Construction (“AEC”), Manufacturing (“MFG”), AutoCAD and AutoCAD LT (“ACAD”), and Media & Entertainment (“M&E”). During the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than up front and as new product offerings generally have a lower initial purchase price. As part of the transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites while introducing industry collections effective August 1, 2016. These broad impacts are reflected in the drivers below.

During the three months ended October 31, 2016, net revenue for the AEC product family decreased by 6% as compared to the same period in the prior fiscal year primarily due to a 13% decrease in revenue from individual product offerings and a 5% decrease in suites.

During the nine months ended October 31, 2016, net revenue for the AEC product family decreased by 2% as compared to the same period in the prior fiscal year primarily due to 14% decrease in revenue from individual product offerings, partially offset by a 7% increase in suites.

During the three and nine months ended October 31, 2016, net revenue for the MFG product family decreased by 16% and 9%, respectively, as compared to the same periods in the prior fiscal year primarily due to 22% and 9% respective decreases in our MFG suites as well as 12% and 9% respective decrease in individual product offerings.

During the three and nine months ended October 31, 2016, net revenue for the ACAD product family decreased by 44% and 47%, respectively, as compared to the same periods in the prior fiscal year. As part of the transition to term-based product subscriptions for our individual software products in February 2016, products like AutoCAD and ACAD LT will be negatively impacted when compared to the same period in the prior fiscal year as revenue is recognized ratably rather than up front.

During the three and nine months ended October 31, 2016, net revenue for the M&E product family decreased by 13% and 14%, respectively, as compared to the same periods in the prior fiscal year, primarily due to 61% and 51% respective decreases in Creative Finishing, as we exited the Creative Finishing hardware business at the beginning of the fourth quarter of fiscal 2016.

Net Revenue by Geographic Area

(in millions)	Three Months Ended October 31, 2016	As a % of Net Revenue	Three Months Ended October 31, 2015	As a % of Net Revenue
Net Revenue:
Americas	$213.3	44%	$235.8	39%
Europe, Middle East and Africa	191.0	39%	225.1	38%
Asia Pacific	85.3	17%	138.9	23%
Total Net Revenue	$489.6	100%	$599.8	100%

(in millions)	Nine Months Ended October 31, 2016	As a % of Net Revenue	Nine Months Ended October 31, 2015	As a % of Net Revenue
Net Revenue:
Americas	$661.1	43%	$715.5	39%
Europe, Middle East and Africa	614.1	39%	696.2	37%
Asia Pacific	277.0	18%	444.1	24%
Total Net Revenue	$1,552.2	100%	$1,855.8	100%

Net revenue in the Americas geography decreased by 10% on an as reported basis and 9% on a constant currency basis during the three months ended October 31, 2016, as compared to the same period in the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 85% and 83% for three months ended October 31, 2016 and 2015, respectively.

Net revenue in the Americas geography decreased by 8% on an as reported basis and 7% on a constant currency basis during the nine months ended October 31, 2016, as compared to the same period in the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 85% and 82% for the nine months ended October 31, 2016 and 2015, respectively.

International net revenue represented 63% and 67% of our net revenue for the three months ended October 31, 2016 and 2015, respectively. Net revenue in the Europe, Middle East and Africa ("EMEA") geography decreased by 15% on an as reported basis and 9% on a constant currency basis during the three months ended October 31, 2016 as compared to the same period in the prior fiscal year. Net revenue in the Asia Pacific ("APAC") geography decreased by 39% on an as reported basis and 38% on a constant currency basis during the three months ended October 31, 2016 as compared to the same period in the prior fiscal year, primarily as a result of the business model transition and continued weakness in Japan.

International net revenue represented 64% and 68% of our net revenue for the nine months ended October 31, 2016 and 2015, respectively. Net revenue in the EMEA geography decreased by 12% on an as reported basis and 5% on a constant currency basis during the nine months ended October 31, 2016 as compared to the same period in the prior fiscal year. Net revenue in the APAC geography decreased by 38% on an as reported basis and 36% on a constant currency basis during the nine months ended October 31, 2016 as compared to the same period in the prior fiscal year, primarily as a result of the business model transition and continued weakness in Japan.

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

Net revenue in emerging economies decreased by 36% on an as reported basis and 35% on a constant currency basis during the three and nine months ended October 31, 2016, respectively, as compared to the same periods in the prior fiscal year. Revenue from emerging economies represented 12% and 15% of net revenue for the three months ended October 31, 2016 and 2015, respectively. Revenue from emerging economies represented 11% and 15% of net revenue for the nine months ended October 31, 2016 and 2015, respectively.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2016	$	%	October 31, 2015	October 31, 2016	$	%	October 31, 2015
Cost of revenue:
Subscription	$35.1	$(2.9)	(8)%	$38.0	$113.1	$(3.6)	(3)%	$116.7
License and other	46.4	(6.6)	(12)%	53.0	145.9	(13.2)	(8)%	159.1
	$81.5	$(9.5)	(10)%	$91.0	$259.0	$(16.8)	(6)%	$275.8
As a percentage of net revenue	17%			15%	17%			15%

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

Cost of subscription revenue decreased 8% during the three months ended October 31, 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in employee related costs from reduced headcount as well as lower hosting fees related to operating our cloud network and cloud infrastructure.

Cost of subscription revenue decreased 3% during the nine months ended October 31, 2016 as compared to the same period in the prior fiscal year, primarily due to decreases in employee related costs from reduced headcount, product support costs to our maintenance and new model subscription customers, and amortization expense of developed technologies.

Cost of license and other revenue includes labor costs associated with product setup and fulfillment and costs of consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of developed technology, allocated IT and facilities costs, professional services fees and royalties. Direct material and overhead charges include the cost of hardware sold (mainly Ember printers), and costs associated with electronic and physical fulfillment.

Cost of license and other revenue decreased 12% and 8% for the three and nine months ended October 31, 2016, respectively, as compared to the same period in the prior fiscal year, primarily due to lower professional fees for our consulting related offerings as well as discontinued sales and associated costs of our Creative Finishing hardware business in the fourth quarter of fiscal 2016.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to decrease in absolute dollars and increase as a percentage of net revenue during the fourth quarter of fiscal 2017, as compared to the fourth quarter of fiscal 2016.

Marketing and Sales

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2016	$	%	October 31, 2015	October 31, 2016	$	%	October 31, 2015
Marketing and sales	$255.0	$11.6	5%	$243.4	$738.9	$0.8	—%	$738.1
As a percentage of net revenue	52%			41%	48%			40%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs associated with sales and order management, sales and dealer commissions, payment processing fees, the cost of supplies and equipment, and allocated IT and facilities costs.

Marketing and sales expenses increased 5% for the three months ended October 31, 2016 as compared to the same period in the prior fiscal year, primarily due to increases in advertising expenses, sales and dealer commissions.

Marketing and sales expenses remained flat for the nine months ended October 31, 2016 as compared to the same period in the prior fiscal year, primarily due to decreases in employee-related costs, travel, and professional fees, offset by increases in stock-based compensation expense and advertising expenses.

We expect marketing and sales expenses to slightly increase in absolute dollars and increase as a percentage of net revenue during the fourth quarter of fiscal 2017, as compared to the fourth quarter of fiscal 2016.

Research and Development

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2016	$	%	October 31, 2015	October 31, 2016	$	%	October 31, 2015
Research and development	$192.6	$(5.3)	(3)%	$197.9	$579.1	$(6.4)	(1)%	$585.5
As a percentage of net revenue	39%			33%	37%			32%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, professional services such as fees paid to software development firms and independent contractors, and allocated IT and facilities costs.

Research and development expenses decreased 3% and 1% during the three and nine months ended October 31, 2016, respectively, as compared to the same period in the prior fiscal year, primarily due to decreases in professional fees and employee related costs, partially offset by an increase in stock-based compensation expense.

We expect research and development expenses to remain flat in absolute dollars and increase as a percentage of net revenue during the fourth quarter of fiscal 2017, as compared to the fourth quarter of fiscal 2016.

General and Administrative

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2016	$	%	October 31, 2015	October 31, 2016	$	%	October 31, 2015
General and administrative	$70.4	$(3.8)	(5)%	$74.2	$213.7	$(6.5)	(3)%	$220.2
As a percentage of net revenue	14%			12%	14%			12%

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

General and administrative expenses decreased 5% during the three months ended October 31, 2016, as compared to the same period in the prior fiscal year primarily due to decreases in one-time charges and professional fees.

General and administrative expenses decreased 3% during the nine months ended October 31, 2016, as compared to the same period in the prior fiscal year primarily due to decreases in one-time charges, professional fees, and advertising expenses.

We expect general and administrative expenses to decrease in absolute dollars and increase as a percentage of net revenue during the fourth quarter of fiscal 2017, as compared to the fourth quarter of fiscal 2016.

Amortization of Purchased Intangibles

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2016	$	%	October 31, 2015	October 31, 2016	$	%	October 31, 2015
Amortization of purchased intangibles	$6.8	$(1.3)	(16)%	$8.1	$22.5	$(2.7)	(11)%	$25.2
As a percentage of net revenue	1%			1%	1%			1%

Amortization of purchased intangibles decreased 16% and 11% during the three and nine months ended October 31, 2016, respectively, primarily as a result of fewer intangible assets acquired during the three and nine months ended October 31, 2016, as compared to the same periods in the prior fiscal year, as well as the accumulated effects associated with amortization expense of intangible assets purchased over time.

We expect amortization of purchased intangibles to decrease in absolute dollars and remain flat as a percentage of net revenue during the fourth quarter of fiscal 2017, as compared to the fourth quarter of fiscal 2016.

Restructuring Charges and Other Facility Exit Costs, Net

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
(in millions)	October 31, 2016	$	%	October 31, 2015	October 31, 2016	$	%	October 31, 2015
Restructuring charges and other facility exit costs, net	$3.2	$3.2	*	$—	$71.5	$71.5	*	$—
As a percentage of net revenue	1%			—%	5%			—%
 ____________________

*	Percentage is not meaningful

In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the Company's business. The Company's Fiscal 2017 Plan consists of employee termination benefits related to the reduction of its workforce of approximately $65.0 million, and lease terminations and other exit costs of approximately $7.0 million. Under the Fiscal 2017 Plan, we recorded $3.2 million and $64.1 million in employee termination benefits, lease termination costs and other facility exit costs during the three and nine months ended October 31, 2016, respectively. Additionally, during the nine months ended October 31, 2016, we recorded $7.4 million in other facility exit costs not related to the Fiscal 2017 Plan. See Note 13, "Restructuring charges and other facility exit costs, net" in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2016	2015	2016	2015
Interest and investment expense, net	$(9.7)	$(11.0)	$(22.5)	$(21.0)
Gain (loss) on foreign currency	0.4	(0.3)	(2.7)	(1.6)
Gain (loss) on strategic investments	0.4	(0.1)	0.6	3.3
Other (expense) income	(0.5)	3.7	1.5	8.5
Interest and other expense, net	$(9.4)	$(7.7)	$(23.1)	$(10.8)

Interest and other expense, net increased $1.7 million in the three months ended October 31, 2016, as compared to the same period in the prior fiscal year, primarily due to a Canadian multimedia tax credit received in the previous fiscal year within other (expense) income. This increase in expense was partially offset by foreign currency gains realized during the three months ended October 31, 2016.

Interest and other expense, net increased $12.3 million in the nine months ended October 31, 2016, as compared to the same period in the prior fiscal year, primarily due to Canadian multimedia tax credits received in the previous fiscal year within other (expense) income and an increase in interest expense from the June 2015 issuance of $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025, within interest and investment expense.

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

Income tax expense was $13.5 million and $21.3 million for the three months ended October 31, 2016 and 2015, respectively. Income tax expense was $53.1 million and $293.5 million for the nine months ended October 31, 2016 and 2015, respectively. Income tax expense consists primarily of foreign taxes and U.S. tax expense related to indefinite-lived intangibles.

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

As of October 31, 2016, we had $264.3 million of gross unrecognized tax benefits, excluding interest, of which approximately $250.4 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

The negotiated settlement for a tax audit in China covering certain transfer pricing matters from 2004 to 2013 was finalized and paid in mid-November.  The payment was for $9.9 million, which included tax and interest. There was an accrual of $9.9 million for this liability as of October 31, 2016.

The accrual for the adjustment for calendar years 2014 and 2015 will be kept on the books as the Company works with the State Administration of Taxation to settle the liabilities for these years.

The Internal Revenue Service has started an examination of the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015.  While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years being examined.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2016 and 2015, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Gross profit	$408.1	$508.8	$1,293.2	$1,580.0
Non-GAAP gross profit	$422.0	$523.6	$1,335.5	$1,625.6
Gross margin	83%	85%	83%	85%
Non-GAAP gross margin	86%	87%	86%	88%
(Loss) income from operations	$(119.9)	$(14.8)	$(332.5)	$11.0
Non-GAAP (loss) income from operations	$(42.9)	$55.1	$(44.0)	$214.4
Operating margin	(24)%	(2)%	(21)%	1%
Non-GAAP operating margin	(9)%	9%	(3)%	12%
Net loss	$(142.8)	$(43.8)	$(408.7)	$(293.3)
Non-GAAP net (loss) income	$(39.0)	$33.1	$(50.1)	$146.2
GAAP diluted net loss per share (1)	$(0.64)	$(0.19)	$(1.83)	$(1.29)
Non-GAAP diluted net (loss) income per share (1)	$(0.18)	$0.14	$(0.22)	$0.63
GAAP diluted shares used in per share calculation	222.3	225.3	223.3	226.5
Non-GAAP diluted weighted average shares used in per share calculation	222.3	228.7	223.3	230.5
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Gross profit	$408.1	$508.8	$1,293.2	$1,580.0
Stock-based compensation expense	3.5	3.2	10.3	8.5
Amortization of developed technologies	10.4	11.6	32.0	37.1
Non-GAAP gross profit	$422.0	$523.6	$1,335.5	$1,625.6
Gross margin	83%	85%	83%	85%
Stock-based compensation expense	1%	—%	1%	1%
Amortization of developed technologies	2%	2%	2%	2%
Non-GAAP gross margin	86%	87%	86%	88%
(Loss) income from operations	$(119.9)	$(14.8)	$(332.5)	$11.0
Stock-based compensation expense	56.6	50.2	162.5	141.1
Amortization of developed technologies	10.4	11.6	32.0	37.1
Amortization of purchased intangibles	6.8	8.1	22.5	25.2
Restructuring charges and other facility exit costs, net	3.2	—	71.5	—
Non-GAAP (loss) income from operations	$(42.9)	$55.1	$(44.0)	$214.4
Operating margin	(24)%	(2)%	(21)%	1%
Stock-based compensation expense	11%	8%	10%	8%
Amortization of developed technologies	2%	2%	2%	2%
Amortization of purchased intangibles	1%	1%	1%	1%
Restructuring charges and other facility exit costs, net	1%	—%	5%	—%
Non-GAAP operating margin	(9)%	9%	(3)%	12%
Net loss	$(142.8)	$(43.8)	$(408.7)	$(293.3)
Stock-based compensation expense	56.6	50.2	162.5	141.1
Amortization of developed technologies	10.4	11.6	32.0	37.1
Amortization of purchased intangibles	6.8	8.1	22.5	25.2
Restructuring charges and other facility exit costs, net	3.2	—	71.5	—
(Gain) loss on strategic investments	(0.4)	0.1	(0.6)	(3.3)
Discrete tax items	(9.0)	1.2	4.0	2.4
Establishment of valuation allowance on deferred tax assets	—	—	—	230.9
Income tax effect of non-GAAP adjustments	36.2	5.7	66.7	6.1
Non-GAAP net (loss) income	$(39.0)	$33.1	$(50.1)	$146.2

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
GAAP diluted net loss per share (1)	$(0.64)	$(0.19)	$(1.83)	$(1.29)
Stock-based compensation expense	0.25	0.22	0.72	0.61
Amortization of developed technologies	0.05	0.05	0.15	0.16
Amortization of purchased intangibles	0.03	0.03	0.10	0.11
Restructuring charges and other facility exit costs, net	0.01	—	0.31	—
(Gain) loss on strategic investments	—	—	—	(0.01)
Discrete tax items	(0.03)	—	0.03	0.01
Establishment of valuation allowance on deferred tax assets	—	—	—	1.01
Income tax effect of non-GAAP adjustments	0.15	0.03	0.30	0.03
Non-GAAP diluted net (loss) income per share (1)	$(0.18)	$0.14	$(0.22)	$0.63
GAAP diluted shares used in per share calculation	222.3	225.3	223.3	226.5
Shares included in non-GAAP net income per share, but excluded from GAAP net loss per share as they would have been anti-dilutive	—	3.4	—	4.0
Non-GAAP Diluted weighted average shares used in per share calculation	222.3	228.7	223.3	230.5
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

At October 31, 2016, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.4 billion and net accounts receivable of $259.8 million.

In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all four series of notes collectively, the “Notes”). As of December 1, 2016, we have $1.5 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date. As of December 1, 2016, we have no amounts outstanding under the credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

Our cash, cash equivalents and marketable securities decreased to $2.4 billion as of October 31, 2016 from $2.8 billion as of January 31, 2016 primarily as a result of cash used for repurchases of our common stock (net of stock issuance proceeds), and to a lesser extent acquisitions including business combinations and technology purchases, and capital expenditures partially offset by a reduction in accounts receivable. The cash proceeds from issuance of common stock vary based on our stock price, stock option exercise activity and the volume of employee purchases under the ESPP.

The primary source of net cash provided by operating activities of $154.1 million for the nine months ended October 31, 2016 was cash flow provided by changes in operating assets and liabilities of $260.5 million. The primary working capital source of cash was a decrease in accounts receivable. The primary working capital uses of cash were decreases in accrued compensation and other accrued liabilities. Our days sales outstanding in trade receivables was 48 at October 31, 2016 compared to 92 at January 31, 2016. The days sales outstanding decrease relates primarily to the decline in subscription billings, the discontinuation of the sales of most individual perpetual products as of February 1, 2016, and of new perpetual licenses of suites effective August 1, 2016, and changes to billings linearity within each comparative quarter.

At October 31, 2016, our short-term investment portfolio had an estimated fair value of $532.4 million and a cost basis of $530.6 million. The portfolio fair value consisted of $225.7 million invested in corporate bonds, $141.1 million invested in certificates of deposit, $51.5 million invested in commercial paper, $22.2 million invested in asset backed securities, $15.8 million invested in agency bonds, $12.1 million invested in U.S. government securities, $11.3 million invested in sovereign debt, and $7.1 million invested in municipal bonds.

At October 31, 2016, $45.6 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

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

As of October 31, 2016, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Our cash, cash equivalents and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the U.S. As of October 31, 2016, approximately 91% of our total cash, cash equivalents and marketable securities are located offshore and will fluctuate subject to business needs. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. We expect to meet our U.S. liquidity needs through ongoing cash flows, accessible foreign cash for which U.S. federal income taxes have been provided, external borrowings, or a combination. Recent operating changes are expected to increase our access to foreign cash. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed and to fund our existing stock buyback program with cash that has not been permanently reinvested outside the U.S.

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

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program provides Autodesk with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time, and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase program, Autodesk may repurchase shares from time to time in open market transactions, privately-negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

In September 2016, the Board of Directors authorized the repurchase of 30.0 million shares of the Company's common stock, in addition to the approximately 1.5 million shares remaining under previously announced share repurchase programs.

During the three and nine months ended October 31, 2016, we repurchased 2.0 million and 6.8 million shares of our common stock, respectively. At October 31, 2016, 29.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. These programs do not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended October 31, 2016:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	0.4	$61.02	0.4	1.1
September 1 - September 30	0.5	69.27	0.5	30.6
October 1 - October 31	1.1	71.16	1.1	29.5
Total	2.0	$68.74	2.0
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plans approved by the Board of Directors in September 2016 and June 2012 that each authorized the repurchase of 30.0 million shares. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the nine months ended October 31, 2016.

Off-Balance Sheet Arrangements

As of October 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Constant Currency (CC) Growth Rates—We attempt to represent the changes in the underlying business operations by eliminating fluctuations caused by changes in foreign currency exchange rates as well as eliminating hedge gains or losses recorded within the current and comparative periods. We calculate constant currency growth rates by (i) applying the applicable prior period exchange rates to current period results and (ii) excluding any gains or losses from foreign currency hedge contracts that are reported in the current and comparative periods.

Flexible Enterprise Business Agreements—Represents programs providing enterprise customers with token-based access or a fixed maximum number of seats to a broad pool of Autodesk products over a defined contract term.

Industry Collections—Autodesk industry collections are a combination of products that target a specific user objective and support a set of workflows for that objective. Our Industry Collections consist of: Autodesk Architecture, Engineering and Construction Collection, Autodesk Product Collection, and Autodesk Media and Entertainment Collection. Autodesk introduced industry collections effective August 1, 2016 to replace its suites.

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

Recurring Revenue—Represents the revenue for the period from our traditional maintenance plans and revenue from our new model subscription offerings, including portions of revenue allocated to license and other revenue for those offerings. It excludes subscription revenue related to consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, education offerings, and third party products. Recurring revenue acquired with the acquisition of a business is captured and may cause variability in the comparison of this calculation.

Suites—Autodesk suites are a combination of products that target a specific user objective (product design, building design, etc.) and support a set of workflows for that objective. Our primary suites include: Autodesk Building Design Suite, Autodesk Entertainment Creation Suite, Autodesk Factory Design Suite, Autodesk Infrastructure Design Suite, Autodesk Plant Design Suite, and Autodesk Product Design Suite. Autodesk discontinued selling new perpetual licenses of suites while introducing industry collections effective August 1, 2016.

Subscription Revenue—Autodesk subscription revenue consists of three components:  (1) maintenance revenue from our perpetual software products; (2) maintenance revenue from our term-based product subscriptions and flexible enterprise business agreements; and (3) revenue from our cloud service offerings.

Total Subscriptions—Consists of subscriptions from our maintenance plans and new model subscription offerings that are active and paid as of the quarter end date. For certain cloud service offerings and flexible enterprise business agreements, subscriptions represent the monthly average activity reported within the last three months of the quarter end date. Total subscriptions do not include consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, education offerings, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2016 and January 31, 2016, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $522.6 million and $374.0 million at October 31, 2016 and January 31, 2016, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2016 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2016 and January 31, 2016 would increase the fair value of our foreign currency contracts by $43.0 million and $33.3 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2016 and January 31, 2016 would decrease the fair value of our foreign currency contracts by $24.6 million and $25.6 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At October 31, 2016, we had $1.9 billion of cash equivalents and marketable securities, including $532.4 million classified as short-term marketable securities and $455.0 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $4.7 million and $9.2 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2016 for the reasons described below.

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

Management continues with remediation activities, including the following:

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

•	reorganizing the structure of our tax function to enhance the level of documentation, technical oversight and review.

Management continues to enhance its controls to include refinements and improvements to certain controls over the accounting for income taxes. While progress has been made, management does not feel the enhanced controls have had a sufficient period of time to operate for management to conclude that they are operating effectively. Management believes the foregoing efforts will effectively remediate the material weakness.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These actions may impact, and over the past several years have negatively impacted, our business, financial results and financial condition. Moreover, our financial performance may be negatively impacted by:

•	lack of credit available to, and the insolvency of, key channel partners, which may impair our distribution channels and cash flows;

•	counterparty failures negatively impacting our treasury functions, including timely access to our cash reserves and third-party fulfillment of hedging transactions;

•	counterparty failures negatively affecting our insured risks;

•	inability of banks to honor our existing line of credit, which could increase our borrowing expenses or eliminate our ability to obtain short-term financing; and

•	decreased borrowing and spending by our end users on small and large projects in the industries we serve, thereby reducing demand for our products.

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

On November 8, 2016, voters in the U.S. elected a new president. It is uncertain at this time how the results of the U.S. 2016 presidential and other elections could affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with other countries (e.g., Mexico and China). The imposition of tariffs or other trade barriers could increase our costs and reduce the competitiveness of our offerings in certain markets. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries.

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

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our other offerings and cloud-based services. We want customers using individual Autodesk products to expand their portfolio with our other offerings and cloud-based services, and we are taking steps to accelerate this migration. At times, sales of licenses of our AutoCAD and AutoCAD LT or individual Autodesk flagship products have decreased without a corresponding increase in industry collections or cloud-based services revenue or without purchases of customer seats to our industry collections. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as desktop subscription (formerly referred to as rental) offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while potentially reducing our upfront perpetual revenue stream.

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

The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 has and will continue to result in the loss of future up-front licensing revenue. This also will freeze the growth of our maintenance subscription revenue because there will be no further opportunities to attach maintenance licensing. We expect our maintenance subscription revenue to decline over time, but it may decline more quickly than anticipated due to low maintenance renewals. At the same time, our new model subscription revenue may not grow as rapidly as anticipated. Our new model subscription pricing allows customers to use our offerings at a lower initial cost when compared to the sale of a perpetual license. Although our new model subscriptions are designed to increase the number of customers who purchase offerings and create a recurring revenue stream that is more predictable over time, it creates risks related to the timing of revenue recognition and expected reductions in cash flows in the near term.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 64% and 68% of our net revenue for the nine months ended October 31, 2016 and 2015, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the U.S. We expect to meet our U.S. liquidity needs through ongoing cash flows, accessible foreign cash for which U.S. federal income taxes have been provided, external borrowings, or a combination. However, if, in the future, amounts held by foreign subsidiaries are needed to fund our operations in the U.S., or to service our external borrowings, the repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate occurs and payment of any such tax liability would reduce the cash available to fund our operations.

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

In addition, in October 2015 the European Court of Justice issued a ruling immediately invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable EU data protection laws. In February 2016, the European Commission and the United States agreed on a new framework for transatlantic data flows: the EU-U.S. Privacy Shield. We rely on other legal mechanisms for data transfer and continue to comply with the previous U.S.-EU Safe Harbor Framework and U.S.-Swiss Safe Harbor Framework as set forth by the U.S. Department of Commerce regarding the collection, use, and retention of personal information from European Union member countries and Switzerland.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the nine months ended October 31, 2016 and 2015, approximately 74% and 80%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 30% of our total net revenue for the nine months ended October 31, 2016, as compared to 25% of our total net revenue for the nine months ended October 31, 2015. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software and products based on AutoCAD, which included our suites that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2016, combined revenue from our AutoCAD and AutoCAD LT products, not including suites having AutoCAD or AutoCAD LT as a component, represented 15% of total net revenue compared to 24% during the nine months ended October 31, 2015.

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

We also have a $400.0 million revolving credit facility. As of October 31, 2016, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended October 31, 2016.

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

10.1*
Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 filed on September 19, 2016)

10.2*
Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Registration Statement on Form S-8 filed on September 19, 2016)

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

Dated: December 1, 2016

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)