Form 10-K
period 2017-01-31
AUTODESK INC
filed 2017-03-21
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 208.4 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2016) was approximately $12.4 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2017, the registrant had outstanding 220,849,268 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2017.

2017 Form 10-K 1

[THIS PAGE INTENTIONALLY LEFT BLANK]

2017 Form 10-K 2

AUTODESK, INC. FORM 10-K

2017 Form 10-K 3

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, future financial results (including by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our newly announced stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a global leader in design software and services, offering customers productive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction; product design and manufacturing; and digital media and entertainment industries. Customers are able to design and create better things and processes by visualizing, simulating and analyzing real-world performance early in the design process. These capabilities allow our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors.

Segments

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources and assessing performance as the source of our reportable segments. Prior to the third quarter of fiscal 2017, we had four operating segments: Architecture, Engineering, and Construction (“AEC”), Manufacturing (“MFG”), Platform Solutions and Emerging Business (“PSEB”), and Media and Entertainment (“M&E”).

As a result of our business model transition, there have been a number of changes in the business including the shift from selling perpetual licenses to subscription-based offerings and organizational changes in how the business is managed including a restructuring announced in the first quarter of fiscal 2017. In the third quarter of fiscal 2017, these organizational changes resulted in a change in the internal reporting provided to our chief operating decision maker (“CODM”). These internal reports are used by the CODM to assess the performance of the business on a consolidated basis. Accordingly, our CODM now allocates resources and assesses the operating performance of Autodesk as a whole. As such, beginning in the third quarter of

2017 Form 10-K 4

fiscal 2017, we concluded that we had one segment manager (the CODM), one operating segment, and one reporting unit for goodwill impairment purposes.

A summary of our revenue by geographic area and product family is found in Note 13, “Segments,” in the Notes to our Consolidated Financial Statements.

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

PRODUCTS

Our architecture, engineering and construction products improve the way building, civil infrastructure, process plant and construction projects are designed, built, and used. Our product development and manufacturing software provides manufacturers in automotive, transportation, industrial machinery, consumer products and building products with comprehensive digital engineering solutions that bring together data from all phases of the product development and production life cycle, creating a single digital model. Our digital media and entertainment products provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Our portfolio of products and services enables our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others.

Autodesk’s product offerings include:

•	AutoCAD

AutoCAD software, which is our largest single revenue-generating product, is a customizable and extensible CAD application for professional design, drafting, detailing, and visualization. AutoCAD software provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction and civil engineering to manufacturing and plant design.

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

•	Industry Collections

Launched in August 2016, Autodesk's Industry Collections, our newest subscription offerings, provide our customers with increased access to a broader selection of Autodesk products, greater value, more flexibility, and a simpler way to subscribe and manage Autodesk subscriptions. To make way for industry collections, we ended the sale of the Design and Creation Suites on July 31, 2016, including Building Design Suites, Infrastructure Design Suites, and Product Design Suites. The collections are tailored to provide the essential software needed by professionals within each industry: AEC, Product Design, and M&E.

The AEC Collection aims to help our customers design, engineer, and construct higher quality, more predictable building and civil infrastructure projects, commonly used by AEC industry experts, such as AutoCAD, AutoCAD Civil3D, and Revit.

2017 Form 10-K 5

The Product Design Collection offers connected, professional-grade tools that help our customers make great products today and compete in the changing manufacturing landscape of the future. The collection offers access to a wide range of our products, including AutoCAD and Inventor.

The M&E Collection provides end-to-end creative tools for entertainment creation. This collection enables animators, modelers and visual effect artists to access the tool they need, including Maya and 3ds Max, to create compelling effects, 3D characters and digital worlds.

•	3ds Max

3ds Max software provides 3D modeling, animation, and rendering solutions that enable game developers, design visualization professionals and visual effects artists to digitally create realistic images, animations, and complex scenes and to digitally communicate abstract or complex mechanical, architectural, engineering, and construction concepts.

•	Maya

Maya software provides 3D modeling, animation, effects, rendering and compositing solutions that enable film and video artists, game developers, and design visualization professionals to digitally create engaging, lifelike images, realistic animations and simulations, extraordinary visual effects, and full length animated feature films.

•	Revit

Revit software is built for Building Information Modeling ("BIM") to help professionals design, build, and maintain higher-quality, more energy-efficient buildings. Using the information-rich models created with Revit, architects, engineers, and construction firms can collaborate to make better-informed decisions earlier in the design process to deliver projects with greater efficiency. Revit includes features for architectural, mechanical, electrical and plumbing design as well as structural engineering and construction, providing a comprehensive solution for the entire building project team.

•	Inventor

Inventor enables manufacturers to go beyond 3D design to digital prototyping by giving engineers a comprehensive and flexible set of tools for 3D mechanical design, simulation, analysis, tooling, visualization, and documentation. Engineers can integrate AutoCAD drawings and model-based design data into a single digital model, creating a virtual representation of a final product that enables them to validate the form, fit, and function of the product before it is ever built.

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

•	CAM Solutions

Our computer-aided manufacturing ("CAM") software, obtained via our Delcam acquisition, offers industry-leading solutions for Computer Numeric Control ("CNC") machining, inspection, and modelling for manufacturing. A comprehensive line-up of expert products, including PowerMill, FeatureCAM, PowerInspect, PowerShare, and others, help our customers manufacture complex, innovative products and components with maximum quality, control, and production efficiency.

•	Fusion 360

Fusion 360 is the first 3D CAD, CAM, and Computer-aided Engineering ("CAE") tool of its kind. It connects the entire product development process on a single cloud-based platform that works on both Apple and PC operating systems.

2017 Form 10-K 6

•	BIM 360

BIM 360 construction management software enables almost anytime, anywhere access to project data throughout the building construction lifecycle. BIM 360 empowers those in the field to better anticipate and act, and those in the back office to optimize and manage all aspects of construction performance.

•	Shotgun

Shotgun is cloud-based software for review and production tracking in the M&E industry. Creative companies use the Shotgun platform to provide essential business tools for managers and visual collaboration tools for artists and supervisors, who often work globally with distributed teams.

PRODUCT DEVELOPMENT AND INTRODUCTION

The technology industry is characterized by rapid technological change in computer hardware, operating systems, and software. In addition, our customers’ requirements and preferences rapidly evolve, as do their expectations of the performance of our software and services. To keep pace with these changes, we maintain a vigorous program of new product development to address demands in the marketplace for our products.

The software industry is undergoing a transition from the personal computer to cloud, social, and mobile computing. In fiscal 2017, we continued to successfully implement a strategic transition of our business model announced in fiscal 2014. To support our transition, effective February 1, 2016, we discontinued the sale of new commercial seats of most individual software products, which are now exclusively available by desktop subscription, and discontinued selling perpetual licenses of suites while introducing industry collections effective August 1, 2016. Industry collections allow access to a broad set of products and cloud services that exceeds those previously available in suites - simplifying the customers' ability to access a complete set of industry tools. We now offer term-based product subscriptions for individual products and industry collections, cloud service offerings, and flexible enterprise business agreements ("new model subscription offerings"). These offerings are designed to give our customers increased flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-based users and small businesses. The transition to a subscription model reflects the significant and growing interaction of our desktop software and our cloud services, working together to bring an integrated workflow to our customers.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies to expand our market opportunity. For example, in fiscal 2017, we continued strategically investing in digital manufacturing by bringing together a number of products and technologies, focused on providing integrated solutions for additive, subtractive, hybrid manufacturing, robotics and simulation. Digital manufacturing solutions provide our customers with the tools necessary to advance their manufacturing and production software, processes and systems in order to achieve efficiency and cost reduction improvements. Digital manufacturing provides a unique opportunity for these customers to connect designing, making, and using. We anticipate ongoing investments in digital manufacturing and other product groups to both serve existing customers and expand market opportunity.

Research and development expenditures were $766.1 million or 38% of fiscal 2017 net revenue, $790.0 million or 32% of fiscal 2016 net revenue and $725.2 million or 29% of fiscal 2015 net revenue. The increase in research and development expenditures as a percentage of revenue compared to fiscal 2016 and 2015 was driven by the decrease in our total revenue as a result of our business model transition. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

The majority of our research and product development is performed in the United States, China, Singapore, Canada, and the United Kingdom. However, we employ experienced software developers in many of our other locations. Translation and localization of our products are performed in a number of local markets, principally Singapore and Switzerland. We generally localize and translate our products into German, French, Italian, Spanish, Russian, Japanese, Korean, and simplified and traditional Chinese.

We plan to continue managing significant product development operations internationally over the next several years. We believe that our ability to conduct research and development at various locations throughout the world allows us to optimize

2017 Form 10-K 7

product development, lower costs, and integrate local market knowledge into our development activities. We continually assess the significant costs and challenges, including intellectual property protection, against the benefits of our international development activities.

For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with our enterprise and named account customers and with customers through our digitally transacted online Autodesk branded store. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,700 resellers and distributors worldwide. For fiscal 2017, approximately 72% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future.

We anticipate that our channel mix will continue to change, particularly as we scale our digitally transacted online Autodesk branded store business and our largest accounts shift towards direct-only business models. Importantly, we expect our indirect channel will continue to transact and support the majority of our revenue as we move beyond the business model transition. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies.

Sales through our largest distributor, Tech Data Corporation and its global affiliates, accounted for 30%, 25%, and 25% of our net revenue for fiscal years 2017, 2016, and 2015, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2017 net revenue in the Americas, EMEA, and APAC was $871.9 million (43%), $800.4 million (39%), and $358.7 million (18%), respectively. We intend to continue to make our products available in foreign languages. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions and currency exchange rates in the countries that contribute a significant portion of our net revenue, including emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 13, “Segments,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

We also work directly with reseller and distributor sales organizations, computer manufacturers, other software developers, and peripherals manufacturers in cooperative advertising, promotions, and trade-show presentations. We employ mass-marketing techniques such as webcasts, seminars, telemarketing, direct mailings, sponsorships, advertising in business and trade journals, and social media. We have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products and services.

We generate revenue primarily through various offerings that provide recurring revenue. The largest is our maintenance plan program, under which customers who own a perpetual use license for the most recent version of the underlying product are able to renew a previously purchased maintenance plan that provides them with unspecified upgrades when and if available, and receive online support during the term of their maintenance contract. We also offer subscriptions which provide our customers with flexible term-based licenses of our software and services. With the discontinuation of the sale of most perpetual licenses, we have accelerated our transition away from selling a mix of perpetual licenses and maintenance plans toward a single subscription model.

2017 Form 10-K 8

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

EDUCATION, SUSTAINABILITY, AND PHILANTHROPIC PROGRAMS

Education

Autodesk is committed to helping fuel a lifelong passion for design and making among students of all ages. We offer free educational subscriptions of Autodesk's professional software to students, educators, and educational institutions worldwide. Through Autodesk Design Academy, we provide secondary and postsecondary schools hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) using Autodesk's professional-grade design, engineering and entertainment software. Autodesk Design Academy curricula is also syndicated on iTunes U and Udemy, where millions of students go to learn online. Classes are available on our Instructables website for anyone looking to expand their "making" skills. Our intention is to make Autodesk software ubiquitous and the design software of choice for those poised to become the next generation of professional users.

Sustainability Programs

To help our customers imagine, design, and create a better world, our Sustainability initiatives focus our efforts on the area where we can have the greatest impact enabling sustainable practices through our products delivering free sustainable-design learning and training resources, providing software grants to qualifying nonprofits and entrepreneurs, and leading by example with our sustainable business practices. Through our products and services, we are supporting our customers to better understand and improve the environmental performance of everything they make.

Climate Change

In addressing the global challenges posed by climate change, we make it possible for our customers to innovate and respond to associated changes in regulation, building code, physical climate parameters and other climate-related developments.  This effort can directly and indirectly create more demand for existing and new Autodesk products and services in the short and long-term. Furthermore, our leadership is committed to taking climate action and that commitment goes hand-in-hand with our reputation in the marketplace.

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

2017 Form 10-K 9

Climate Change Governance

Ultimately, our co-CEOs, have the highest level of direct responsibility for addressing our climate-change related risks and opportunities. Autodesk has established an Environmental Core Team which reports indirectly to our co-CEOs. The Environmental Core Team has direct responsibility for setting and implementing the corporate sustainability strategy, including the climate change strategy.

Emissions Performance & Other Key Performance Indicators

By end of fiscal 2016, Autodesk had reduced its greenhouse gas emissions for its operational boundary by 33% from our fiscal year 2009 baseline to 172,000 metric tons of carbon dioxide equivalent. This reduction was accomplished through increased investment in renewable energy and energy efficiency in our global real estate portfolio, and continued transition from physical software delivery to cloud and electronic software delivery. In fiscal 2017, we added emissions from our supply chain to our measurement boundary. More information about our sustainability commitment can be found in our annual sustainability reports, which we have published on our website since 2008. Our fiscal 2017 sustainability report will be published in the second quarter of fiscal 2018.

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

DEVELOPER PROGRAMS

Our business and our customers benefit from our relationships with an extensive developer network. These developers create and sell their own interoperable products that further enhance the range of integrated solutions available to our customers. One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third-parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have created our web services platform, Autodesk Forge. The Forge Platform includes a number of web services that enable software developers to rapidly develop the next generation of applications, and experiences that will power the future of making things. Forge facilitates the development of a single connected ecosystem for integrating Autodesk applications with other enterprise, web and mobile solutions.

COMPETITION

The markets for our products are highly competitive, are subject to rapid change, and can have complex interdependencies between many of the larger businesses. We strive to increase our competitive separation by investing in research and development, allowing us to bring new products to market and create exciting new versions of existing products that offer compelling efficiencies for our customers. We also compete through investments in marketing and sales to more effectively reach new customers and better serve existing customers.

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors include Adobe Systems Incorporated, ANSYS, Inc., Apple Inc., AVEVA Group plc, Avid Technology, Inc., Bentley Systems, Inc., Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Environmental Systems Research Institute, Inc. (ESRI), Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, PTC, 3D Systems, Siemens PLM, SONY Corporation, Technicolor, and Trimble Navigation Limited, among others.

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry is presently undergoing a

2017 Form 10-K 10

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

INTELLECTUAL PROPERTY AND LICENSES

We maintain an active program to legally protect our investment in technology through intellectual property rights. We protect our intellectual property through a combination of patent, copyright, trademark and trade secret protections, confidentiality procedures, and contractual provisions. The nature and extent of legal protection associated with each such intellectual property right depends on, among other things, the type of intellectual property right and the given jurisdiction in which such right arises. We believe that our intellectual property rights are valuable and important to our business.

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

2017 Form 10-K 11

PRODUCTION AND SUPPLIERS

The production of our software products and services involves duplication or hosting of software media. As we progress through our business model transition, the way that we deliver software has evolved. For certain cloud-based products, we use a combination of infrastructure-as-a-service providers like Amazon Web Services as well as co-located hosting facilities. For other products, we offer customers an electronic software download option for both initial product fulfillment as well as product updates for maintenance subscribers. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. Customers may also obtain our software through media such as DVDs and USB flash drives available from multiple sources. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Packaging materials are produced to our specifications by outside sources. Production is performed in leased facilities operated by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2017, we employed approximately 9,000 people. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

ACQUISITIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2017, 2016, and 2015, we acquired a number of companies and technology related assets, some of which were accounted for as business combinations. The following were significant acquisitions for fiscal years 2017, 2016, and 2015:

Date of closing	Company	Details
November 2015	netfabb GmbH ("netfabb")	The acquisition of netfabb GmbH (“netfabb”) provided Autodesk with software solutions that reduced production costs and increased efficiency in 3D printing and additive manufacturing.
June 2014	Shotgun Software Inc. ("Shotgun")	The acquisition of Shotgun provided a cloud-based production management solution that enabled digital studios to track, schedule, review, and collaborate on projects and images.
May 2014	Within Technologies Limited ("Within”)	The acquisition of Within accelerated Autodesk’s development of tools and technologies for advanced manufacturing, including 3D printing.
February 2014	Delcam plc (“Delcam”)
 The acquisition of Delcam provided Autodesk a range of design, manufacturing and inspection software that enabled automated CADCAM solutions for a variety of industries, ranging from aerospace to toys and sports equipment.

BACKLOG

Backlog is defined as current software license product orders which have not yet shipped. As a result of the business model transition, there was no backlog at January 31, 2017 compared to $31.4 million at January 31, 2016, and we do not expect material backlog in future periods.

GLOSSARY OF TERMS

Annualized Recurring Revenue (ARR)—Represents the annualized value of our average monthly recurring revenue for the preceding three months. "Maintenance ARR” captures ARR relating to traditional maintenance attached to perpetual licenses. "New Model ARR" captures ARR relating to new model subscription offerings. Recurring revenue acquired with the acquisition of a business may cause variability in the comparison of this calculation.

ARR is currently on of our key performance metrics to assess the health and trajectory of our business. ARR should be viewed independently of revenue and deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.

2017 Form 10-K 12

Annualized Revenue Per Subscription (ARPS)—Is calculated by dividing our annualized recurring revenue by the total number of subscriptions.

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

Industry Collections—Autodesk industry collections are a combination of products and services that target a specific user objective and support a set of workflows for that objective. Our Industry Collections consist of: Autodesk Architecture, Engineering and Construction Collection, Autodesk Product Design Collection, and Autodesk Media and Entertainment Collection. Autodesk introduced industry collections effective August 1, 2016 to replace its suites.

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

Maintenance Plan—Our maintenance plan provides our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plan, customers are eligible to receive unspecified upgrades when and if available, and online support. We recognize maintenance plan revenue over the term of the agreements, generally between one and three years.

New Model Subscription Offerings (New Model)—Comprises our term-based product subscriptions (formerly titled Desktop subscription), cloud service offerings, and flexible enterprise business agreements.

Recurring Revenue—Represents the revenue for the period from our maintenance plans and revenue from our new model subscription offerings, including portions of revenue allocated to license and other revenue for those offerings. It excludes subscription revenue related to education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is reported when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

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

Subscription Revenue—Autodesk subscription revenue consists of three components: (1) maintenance plan revenue from our perpetual software products; (2) maintenance revenue from our term-based product subscriptions and flexible enterprise business agreements; and (3) revenue from our cloud service offerings.

Total Subscriptions—Consists of subscriptions from our maintenance plans and new model subscription offerings that are active and paid as of the quarter end date. For certain cloud service offerings and flexible enterprise business agreements,

2017 Form 10-K 13

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

In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (commonly referred to as “Brexit”). The Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere.

2017 Form 10-K 14

It is uncertain at this time how the new U.S. President, Administration and Congress will affect our business, including potentially through increased import tariffs and other influences on U.S. trade relations with other countries, such as Mexico and China. The imposition of tariffs or other trade barriers could increase our costs and reduce the competitiveness of our offerings in certain markets. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries.

Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. Uncertainty about current and future economic and political conditions on us, our customers and partners, makes it difficult for us to forecast operating results and to make decisions about future investments.

Further macro-economic degradation, a slower economic recovery in industries important to our business or adverse exchange rate movements, may adversely affect our business, financial results and financial condition.

If we fail to successfully manage our business model transition to cloud-based products and more flexible product licenses, our results of operations could be negatively impacted.

To address the industry transition from personal computer to cloud, mobile, and social computing, we have accelerated our move to the cloud and are offering more flexible product licenses. To support our transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites effective August 1, 2016. As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During our transition, revenue, billings, gross margin, operating margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations will be impacted as more revenue is recognized ratably rather than upfront and as new offerings bring a wider variety of price points.

Our ability to achieve our financial objectives is subject to risks and uncertainties. The new offerings require a considerable investment of technical, financial, legal, and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous risks and uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition may evolve over the course of the transition as significant trends emerge. If we are unable to successfully establish these new offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

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

2017 Form 10-K 15

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

The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 has and will continue to result in the loss of future upfront licensing revenue. This also has frozen the growth of our maintenance subscription revenue because there will be no further opportunities to attach maintenance licensing. We expect our maintenance subscription revenue to decline over time, but it may decline more quickly than anticipated due to low maintenance renewals. At the same time, our new model subscription revenue may not grow as rapidly as anticipated. Our new model subscription pricing allows customers to use our offerings at a lower initial cost when compared to the sale of a perpetual license. Although our new model subscriptions are designed to increase the number of customers who purchase offerings and create a recurring revenue stream that is more predictable over time, it creates risks related to the timing of revenue recognition and expected reductions in cash flows in the near term.

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

2017 Form 10-K 16

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation, political instability and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 63% and 68% of our net revenue in fiscal 2017 and 2016, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors.

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

2017 Form 10-K 17

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

During the first quarter of fiscal 2017, we commenced a company-wide restructuring plan to accelerate the Company’s move to the cloud and its transition to a subscription-based business model. Through the restructuring, we sought to reduce expenses, streamline the organization, and reallocate resources to align more closely with the Company’s needs going forward. As a result of these actions, we have incurred and may incur additional costs in the short term that have the effect of reducing our operating margins. If we are unable to realize the expected outcomes from the restructuring efforts, our business and operating results may be harmed.

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

2017 Form 10-K 18

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

We make significant efforts to maintain the security and integrity of our source code and computer systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, backdoor trojans and distributed denial of service (DDoS) attacks. Any of the foregoing could attack our products, services or computer systems. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely eliminate this risk. Like all software, our software is vulnerable to cyber attacks. In the past, hackers have targeted our software, and they may do so in the future. The impact of cyber attacks could disrupt the proper functioning of our software products or services, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, as we continue to invest in new lines of consumer products and services we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, the information of our consumer users. For example, cyber attacks could make our customers hesitant to adopt our cloud-based hosted subscription services, which could negatively impact our business model transition. If any of the foregoing were to occur, our reputation may suffer, customers may stop buying our products or services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.

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

2017 Form 10-K 19

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

We increasingly rely on hosted computer services from third parties for services that we provide our customers and computer operations for our internal use. As we gather customer data and host certain customer data in third-party facilities, a security breach could compromise the integrity or availability or result in the theft of customer data. In addition, our operations could be negatively affected in the event of a security breach, and we could be subject to the loss or theft of confidential or proprietary information, including source code.

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

2017 Form 10-K 20

We sell our software products both directly to end-users and through a network of distributors and resellers. For fiscal 2017 and fiscal 2016, approximately 72% and 79%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data Corporation and its global affiliates (“Tech Data”). Tech Data accounted for 30% and 25% of our total net revenue for fiscal 2017 and 2016, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

A significant portion of our revenue is generated through maintenance revenue; if decreases in maintenance revenue are not offset by increases in new model subscription revenue, our future revenue and financial results will be negatively impacted.

Our maintenance customers have no obligation to renew their maintenance contracts after the expiration of their maintenance period, which is typically one year. The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 resulted in the loss of future maintenance attach opportunities. We expect customer renewal rates will decline or fluctuate over time as a result of a number of factors, including the overall global economy, the health of their businesses, the perceived value of the maintenance program and planned maintenance pricing increases. If our non-renewing maintenance customers do not transition to our new business model subscriptions, our future revenue and financial results will be negatively impacted.

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

2017 Form 10-K 21

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

2017 Form 10-K 22

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

2017 Form 10-K 23

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

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products and collections, if these products are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During fiscal 2017 and 2016, combined revenue from our AutoCAD and AutoCAD LT products, not including collections (formerly suites) having AutoCAD or AutoCAD LT as a component, represented 16% and 24% of our total net revenue, respectively.

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

2017 Form 10-K 24

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

In connection with the preparation of our Consolidated Financial Statements for the fiscal year ended January 31, 2017, our management concluded that it has a material weakness in our internal control over financial reporting related to the operating effectiveness of our controls over the calculation of income tax expense. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management first identified a material weakness in internal control over financial reporting in connection with the preparation of our Condensed Consolidated financial statements for the fiscal quarter ended October 31, 2015. Since that time, management’s remediation activities have included the following:

•	enhanced our technical accounting review for complex income tax considerations;

•	enhanced the design of our income tax controls to include specific activities to ensure proper classification of deferred taxes and calculation of income tax expense;

•
supplemented our accounting and tax professionals with the engagement of an internationally recognized accounting firm to assist us in the technical review regarding the application of tax rules around deferred tax assets and liabilities; and

•	reorganized the structure of our tax function to enhance the level of documentation, technical oversight, and review.

Management has enhanced its controls to include refinements and improvements to controls over the accounting for income taxes. While significant progress has been made as of January 31, 2017, management does not believe these controls are operating effectively. As a result, management does not believe that the material weakness has been remediated and will continue to enhance its controls over the accounting for income tax expense.

There can be no assurance that our remedial measures will be sufficient to address the material weakness or that our internal control over financial reporting will not be subject to additional material weaknesses in the future. If the remedial measures that we take are insufficient to address our material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our Consolidated Financial Statements may contain material misstatements, and we could be required to restate our financial results. Additionally, we may encounter problems or delays in implementing any changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial reports and the price of our common stock could decline.

Net revenue, billings, earnings or subscriptions shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

2017 Form 10-K 25

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, annualized recurring revenue, earnings, subscriptions, or other key performance metrics;

•	results and future projections related to our business model transition;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

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

Our CEO transition may cause uncertainty regarding the future of our business and impact employee hiring and retention.

Carl Bass resigned as our President and CEO effective February 8, 2017 after having held such positions for over ten years. In connection with Mr. Bass’ resignation, the Board has instituted a CEO search to consider candidates inside and outside Autodesk and has formed an Interim Office of the Chief Executive to oversee the company’s day-to-day operations. The CEO transition, and any related speculation and uncertainty regarding our future business strategy and direction in connection with the search and the appointment of a permanent CEO, may cause or result in:

•	disruption of our business and to our relationships with our customers and employees;

•	distraction of our employees and management;

•	difficulty recruiting, hiring, motivating and retaining talented and skilled personnel, including a permanent CEO; and

•	increased stock price volatility.

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

2017 Form 10-K 26

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

2017 Form 10-K 27

that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.

Furthermore, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.  In August 2015, the FASB subsequently issued ASU 2015-14, which deferred the effectiveness of ASU 2014-09, so that it will now be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The revised effective date for the Company under the new standard will be the beginning of fiscal 2019. We are assessing the impact on our consolidated financial statements, defining our operational requirements, and implementing changes to our policies, procedures and systems. This new standard is both technical and complex, and we expect to incur significant ongoing costs to implement and maintain compliance with this new standard. In addition, there may be greater uncertainty with respect to projecting revenue results from future operations as we work through the new revenue recognition standard.

It is not clear whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our consolidated financial position, results of operations and cash flows. Adoption of ASU No. 2014-09 along with any other changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.  Any difficulties in the implementation of new or changed accounting standards including ASU No. 2014-09 could cause us to fail to meet our financial reporting obligations. If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price. In addition, as we evolve and change our business and sales models, we are currently unable to determine how these potential changes may impact our new models, particularly in the area of revenue recognition.

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

2017 Form 10-K 28

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

2017 Form 10-K 29

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. In fiscal 2016 we determined that it was more likely than not that the Company would not realize our U.S. deferred tax assets and established a valuation allowance against our U.S. deferred tax assets. We continued to have a full valuation allowance against our U.S. deferred tax assets in 2017 and increased the amount of the valuation allowance to include deferred tax assets generated in 2017, including deferred tax assets that were established as a result of the adoption of ASU 2016-9 in the second quarter of fiscal 2017. Changes in the amount of the valuation allowance could result in a material noncash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

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

We also have a $400.0 million revolving credit facility. As of January 31, 2017, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. We are required to comply with the covenants set forth in our unsecured notes and revolving credit facility. Our ability to comply with these

2017 Form 10-K 30

covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, any outstanding indebtedness may be declared immediately due and payable. As a result of the business model transition, the leverage ratio requirement of the credit agreement was waived during the fourth quarter of fiscal 2017. Autodesk is discussing amendments to the financial covenants in the credit agreement with the lenders and expects to conclude this process during the first quarter of fiscal 2018. If we are unable to obtain an agreement on modified covenants that the Company can meet during our business model transition, we may cancel this credit agreement, which would decrease our liquidity by $400 million. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease 1,978,960 square feet of office space in 133 locations in the United States and internationally through our foreign subsidiaries. In addition, we own 101,225 square feet of office space in four locations internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of 220,000 square feet under leases that have expiration dates ranging from December 2017 to December 2019. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

All facilities are in good condition. Our facilities are operating at capacities averaging 82% occupancy worldwide as of January 31, 2017. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

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

2017 Form 10-K 31

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the intraday high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2017
First Quarter	$62.42	$41.60
Second Quarter	61.42	49.82
Third Quarter	73.40	56.80
Fourth Quarter	83.96	67.15
Fiscal 2016
First Quarter	$65.00	$53.02
Second Quarter	59.42	49.50
Third Quarter	55.82	42.06
Fourth Quarter	65.78	45.04

Dividends

We did not declare any cash or stock dividends in either fiscal 2017 or fiscal 2016. We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

Stockholders

As of January 31, 2017, the number of common stockholders of record was 430. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. In September 2016, the Board of Directors approved a plan which authorized the repurchase of up to an additional 30.0 million shares of the Company's common stock. As of January 31, 2017, 3.4 million shares have been repurchased under this plan. During the three and twelve months ended January 31, 2017, we repurchased 2.9 million and 9.7 million shares, respectively, of our common stock under the existing and prior Board of Director authorized share repurchase programs. At January 31, 2017, 26.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

2017 Form 10-K 32

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2017:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1- November 30	1.2	$73.51	1.2	28.3
December 1 - December 31	0.9	75.47	0.9	27.4
January 1 - January 31	0.8	80.01	0.8	26.6
Total	2.9	$75.98	2.9
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended January 31, 2017.

2017 Form 10-K 33

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

Comparison of Five Year Cumulative Total Stockholder Return (1)
___________________

(1)
Assumes $100 invested on January 31, 2012, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

2017 Form 10-K 34

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the fiscal years ended January 31, 2017 and 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows data for the year ended January 31, 2015 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Balance Sheet data for the fiscal year ended January 31, 2015 and the remaining financial data for the fiscal years ended January 31, 2014 and 2013 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal year ended January 31,
	2017	2016	2015	2014	2013
	(In millions, except per share data)
For the Fiscal Year:
Net revenue	$2,031.0	$2,504.1	$2,512.2	$2,273.9	$2,312.2
(Loss) income from operations	(499.6)	1.3	120.7	284.8	305.9
Net (loss) income	(582.1)	(330.5)	81.8	228.8	247.4
Cash flow from operations (1)	169.7	414.0	708.6	572.6	572.0
Common Stock Data:
Basic net (loss) income per share	$(2.61)	$(1.46)	$0.36	$1.02	$1.09
Diluted net (loss) income per share	(2.61)	(1.46)	0.35	1.00	1.07
At Year End:
Total assets	$4,798.1	$5,515.3	$4,909.7	$4,589.9	$4,302.4
Long-term liabilities	1,879.1	2,304.7	1,294.5	1,262.0	1,221.5
Stockholders’ equity	733.6	1,619.6	2,219.2	2,261.5	2,043.2
_______________

(1)
During the three months ended July 31, 2016, the Company early adopted Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation. The Company has adopted changes to the consolidated statements of cash flows on a retrospective basis. The impact for the fiscal years ended January 31, 2015, 2014, and 2013 to net cash provided by operating activities and net cash used in financing activities was $0.5 million, $9.1 million, and $12.9 million, respectively. There was no impact to the fiscal year ended January 31, 2016.

2017 Form 10-K 35

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, future financial results (including by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our newly announced stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth above in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Strategy

Autodesk makes software for people who make things. If you've ever driven a high-performance car, admired a towering skyscraper, used a smartphone, or watched a great film, chances are you've experienced what millions of Autodesk customers are doing with our software. Autodesk gives you the power to make anything.

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. To address this transition we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. Our product subscriptions presently represent a hybrid of desktop software and cloud-based functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud service offerings, for example, BIM 360, Shotgun, Fusion 360, and AutoCAD 360 Pro, provide tools, including mobile and social capabilities, to help streamline design, collaboration, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead the industries we serve to cloud-based technologies and business models. This entails both a technological shift and a business model shift. As part of the transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites while introducing industry collections effective August 1, 2016. Industry collections allow access to a broad set of products and services that exceeds those previously available in suites - simplifying the customer ability to get access to a complete set of tools for their industry. We now offer subscriptions for individual products and industry collections, cloud service offerings, and flexible enterprise business agreements ("new model subscription offerings"). These offerings are designed to give our customers more flexibility with how they use our products and service offerings and to attract a broader range of customers, such as project-based users and small businesses.

With the discontinuation of the sale of most perpetual licenses, we have accelerated our transition away from selling a mix of perpetual licenses and term-based product subscriptions toward a single subscription model. As a result of this shift and various other factors described in Note 13, "Segments" in the Notes to our Consolidated Financial Statements, we have

2017 Form 10-K 36

reassessed the way we allocate resources and evaluate financial performance and now operate as a single operating segment. During the transition, revenue, margins, EPS, deferred revenue and cash flow from operations have been and will be impacted as more revenue is recognized ratably rather than upfront and as new product subscription offerings generally have a lower initial purchase price.

As we progress through the business model transition, reported revenue is less relevant to measure the success of the business as perpetual license sales have been discontinued in favor of subscription offerings, which have considerably lower upfront prices. Annualized recurring revenue ("ARR") and growth of subscriptions better reflect business momentum and provide additional transparency into the transition. To further analyze progress, we disaggregate our growth in these metrics between the original maintenance model ("maintenance") and the new model subscription offerings. Maintenance subscriptions peaked in the fourth quarter of our fiscal 2016, and we expect them to decline slowly over time.

We sell our products and services globally, through a combination of indirect and direct channels.  During the fiscal year ended January 31, 2017, 2016, and 2015, our indirect channels, which include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers, were responsible for 72%, 79%, and 83% of our overall revenue, respectively.  During the same periods, our direct channels, which include sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store, were responsible for 28%, 21%, and 17% of our overall revenue, respectively.

We anticipate that our channel mix will continue to change, particularly as we scale our digitally transacted online Autodesk branded store business and our largest accounts shift towards direct-only business models. Importantly, we expect our indirect channel will continue to transact and support the majority of our revenue as we move beyond the business model transition. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies. In addition, we have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.

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

Autodesk is committed to helping fuel a lifelong passion for design in students of all ages. We offer free educational subscriptions of Autodesk software worldwide to students, educators, and educational institutions. Through Autodesk Design Academy, we provide secondary and postsecondary school markets hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) while using Autodesk's professional-grade 3D design, engineering and entertainment software used in industry. We also have made Autodesk Design Academy curricula available on iTunes U. Our intention is to make Autodesk software ubiquitous and the design software of choice for those poised to become the next generation of professional users.

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

2017 Form 10-K 37

Our strategy depends upon a number of assumptions to successfully make the transition toward new cloud and mobile platforms, including: the related technology and business model shifts; making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, third-party developers, customers, educational institutions, and students; improving the performance and functionality of our products; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks, see Part I, Item 1A, “Risk Factors.”

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

For multiple element arrangements containing only software and software-related elements, we allocate the sales price among each of the deliverables using the residual method, under which revenue is allocated to undelivered elements based on our vendor-specific objective evidence (“VSOE”) of fair value. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If we do not have VSOE of an undelivered software license, we defer revenue recognition on the entire sales arrangement until all elements for which we do not have VSOE are delivered. If we do not have VSOE for undelivered product subscriptions, maintenance or services, the revenue for the arrangement is recognized over the longest contractual service period in the arrangement. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent.

For multiple elements arrangements involving non-software elements, including cloud subscription services, our revenue recognition policy is based upon the accounting guidance contained in Accounting Standards Codification ("ASC") 605, Revenue Recognition. For these arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group using the residual method as described above. We exercise judgment and use estimates in connection with the determination of the amount of revenue to be recognized in each accounting period.

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

2017 Form 10-K 38

Our assessment of the likelihood of collection is also a critical factor in determining the timing of revenue recognition. If we do not believe that collection is probable, the revenue will be deferred until payment is received.

Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure where Autodesk sells directly to resellers. Our subscription revenue from distributors and resellers generally commences recognition at the time access is provided to their customers, provided all other criteria for revenue recognition are met. This policy is predicated on our ability to estimate sales returns, among other criteria. We are also required to evaluate whether our distributors and resellers have the ability to honor their commitment to make fixed or determinable payments, regardless of whether they collect payment from their customers. If we were to change any of these assumptions or judgments, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

As part of the indirect channel model, we have a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the subscription transaction is billed and subsequently recognized as a reduction to subscription revenue over the contract period. These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are treated on the balance sheet as either contra account receivable or accounts payable.

Marketable Securities and Privately Held Company Investments.     As described in Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements, our investments in marketable securities are measured at the end of each reporting period and reported at fair value. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining the fair value of our investments we are sometimes required to use various alternative valuation techniques. Inputs to valuation techniques are either observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. This is generally true for our cash and cash equivalents and the majority of our marketable securities, which we consider to be Level 1 assets and Level 2 assets. However, determining the fair value of marketable securities or convertible note investments in privately held companies when observable inputs are not available (Level 3) requires significant judgment. For example, we use probability weighted discounted cash flow models, in which some of the inputs are unobservable in the market, to estimate the fair value of our convertible debt securities. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

All of Autodesk’s marketable securities and privately held company investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

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

2017 Form 10-K 39

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

•
the acquired company's trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in the our product portfolio;

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

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Beginning in the second quarter of fiscal 2016, we considered cumulative losses in the U.S. arising from the Company’s business model transition as a significant source of negative evidence. Considering this negative evidence and the absence of sufficient positive objective evidence that we would generate sufficient taxable income in the U.S. to realize the deferred tax assets, we determined that it was more likely than not

2017 Form 10-K 40

that the Company would not realize U.S. federal and state deferred tax assets and recorded a valuation allowance on our federal and state deferred tax assets. We continue to have a full valuation allowance against our U.S. deferred tax assets in fiscal 2017 and increased the amount of the valuation allowance to include deferred tax assets generated in fiscal 2017, including deferred tax assets that were established as a result of the adoption of ASU 2016-9 in the second quarter of fiscal 2017.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent whereby management may determine that it is more likely than not that the federal and state deferred tax assets will be realized; therefore, we will continue to evaluate the evidence around our ability to utilize our net deferred tax assets each quarter, both in the US and in foreign jurisdictions, based on all available evidence, both positive and negative.

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

Restructuring Charges and other facility exit costs, net and Accruals. In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the Company's business. The Company’s restructuring plans include one–time termination benefits as well as certain contractual termination benefits. We record costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, Exit or Disposal Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of associated cash payments is dependent upon the type of exit cost and may extend over a 12-month period. We record restructuring charge liabilities in “Other accrued liabilities,” or "Other liabilities" in the consolidated balance sheet.

Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. One–time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service, in which case the benefits are recognized ratably over the future service period. Ongoing termination benefits arrangements are recognized as a liability at estimated fair value when the amount of such benefits becomes estimable and payment is probable. For the facility facility-related restructuring charges, we recognize upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring charges is based on the fair value of the lease obligation for the abandoned space, which includes a sublease assumption that could be reasonably obtained.

Restructuring charges require significant estimates and assumptions, including sub-lease income and expenses for severance and other employee separation costs. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or termination agreements with terms as favorable as those assumed when arriving at our estimates. We monitor these estimates and assumptions on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in our statement of operations in the period when such changes are known.

Recently Issued Accounting Standards

2017 Form 10-K 41

See Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Overview of Fiscal 2017

	Fiscal Year Ended January 31, 2017	As a % of Net Revenue	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	As a % of Net Revenue
			$	%
	(in millions)
Net Revenue	$2,031.0	100%	$(473.1)	(19)%	$2,504.1	100%
Cost of revenue	341.9	17%	(28.8)	(8)%	370.7	15%
Gross Profit	1,689.1	83%	(444.3)	(21)%	2,133.4	85%
Operating expenses	2,188.7	108%	56.6	3%	2,132.1	85%
Income from Operations	$(499.6)	(25)%	$(500.9)	*	$1.3	—%
____________________

*	Percentage is not meaningful.

We are undergoing a business model transition in which we have discontinued selling new perpetual licenses for most of our products in favor of new model subscriptions. During the transition, revenue, margins, EPS, deferred revenue and cash flow from operations have been and will be impacted as more revenue is recognized ratably rather than upfront and as new product subscription offerings generally have a lower initial purchase price.

Revenue Analysis

During fiscal 2017, net revenue decreased 19%, as compared to the prior fiscal year, primarily due to a 40% decrease in license and other revenue resulting from the discontinuation of the sale of most individual perpetual products as of February 1, 2016, and of new perpetual licenses of suites effective August 1, 2016. The decrease in license and other revenue was partially offset by a 1% increase in subscription revenue, driven by a 39% increase in revenue from our new model subscription offerings, largely offset by a 3% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results from Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Tech Data accounted for 30%, 25%, and 25% of our consolidated net revenue during fiscal 2017, 2016, and 2015, respectively. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between Tech Data and us be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Income from operations decreased in fiscal 2017 due to a $473.1 million decrease in revenue (as discussed above) and a $56.6 million increase in our operating expenses as compared to fiscal 2016. Our operating margin decreased to (25)% for fiscal 2017 from 0% for fiscal 2016. The increase in operating expenses between fiscal 2017 and 2016 was driven by restructuring charges and other facility exit costs.

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

2017 Form 10-K 42

ARPS, and recurring revenue are performance metrics and should be viewed independently of revenue and deferred revenue as ARR and ARPS are not intended to be combined with those items. Please refer to the "Glossary of Terms" for further discussion regarding the new metric terminology.

Recurring revenue represents the revenue for the period from our maintenance plans and revenue from our new model subscription offerings, including portions of revenue allocated to license and other revenue for those offerings. It excludes subscription revenue related to education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Recurring revenue acquired with the acquisition of a business is reported when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

The following table outlines our recurring revenue for the fiscal year ended 2017, 2016, and 2015:

	Fiscal Year Ended January 31, 2017			Fiscal Year Ended January 31, 2016			Fiscal Year Ended January 31, 2015
		Change compared to prior fiscal year			Change compared to prior fiscal year
		$	%		$	%
	(in millions)
Subscription revenue	$1,290.0	$12.8	1%	$1,277.2	$106.4	9%	$1,170.8
Add: License and other revenue from new model subscription offerings (1)	241.4	140.3	139%	101.1	69.1	216%	32.0
Less: other adjustments (2)	(31.0)	0.2	(1)%	(31.2)	16.2	(34)%	(47.4)
Total recurring revenue (3)	$1,500.4	$153.3	11%	$1,347.1	$191.7	17%	$1,155.4
___________________

(1)	Includes the portion of revenue for new model subscription offerings allocated to license & other revenue within our Condensed Consolidated Statements of Operations.

(2)
Other adjustments include subscription revenue related to select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, education offerings, and third party products which are excluded from recurring revenue.

(3)	Total recurring revenue as presented does not represent total ARR in the next table, which is the annualized value of our recurring revenue for the trailing three months.

During fiscal 2017, recurring revenue was 74% of total net revenue as compared to 54% and 46% of total net revenue for fiscal 2016 and 2015, respectively.

2017 Form 10-K 43

The following table outlines our subscriptions, ARR and ARPS metrics as of fiscal years ended January 31, 2017 and January 31, 2016:

	Balance at		(Decrease)/Increase compared to prior fiscal year
(in thousands)	January 31, 2017	January 31, 2016		%
Maintenance Subscriptions	2,020.1	2,151.0	(130.9)	(6)%
New Model Subscriptions	1,087.8	427.2	660.6	155%
Total Subscriptions	3,107.9	2,578.2	529.7	21%

(in millions)
Maintenance ARR	$1,071.3	$1,121.4	$(50.1)	(4)%
New Model ARR	528.6	255.0	273.6	107%
Total ARR	$1,599.9	$1,376.4	$223.5	16%

(ARR divided by Subscriptions)
Maintenance ARPS	$530	$521	$9	2%
New Model ARPS	486	597	(111)	(19)%
Total ARPS	$515	$534	$(19)	(4)%

Year-over-year maintenance subscriptions decreased 6% as of January 31, 2017 as compared to the prior fiscal year, primarily as a result of the discontinuation of new perpetual license sales for most individual products at the end of the fourth quarter of fiscal 2016 and the end of perpetual suites at the end of second quarter of fiscal 2017, partially offset by the addition of approximately 14,000 maintenance subscriptions associated with an acquisition in the first quarter of fiscal 2017. Year-over-year new model subscriptions increased 155% as of January 31, 2017 as compared to the prior fiscal year, primarily driven by growth in all new model subscription types, led by product subscription. New model subscriptions also benefited from a promotion aimed at converting legacy non-subscribers, which captured approximately 75,000 additional product subscriptions.

Total ARR increased 16% as of January 31, 2017 as compared to the prior fiscal year primarily due to a 107% increase in New Model ARR driven by growth in all new model subscription types, led by product subscription. ARR growth was negatively impacted by 3 percentage points from the allocation of our market development funds ("MDF").

The 4% decrease in total ARPS was primarily due to a 19% decrease in new model ARPS. The decline in new model ARPS is a result of individual product subscriptions leading the growth in new model subscriptions, which are priced lower than our flexible enterprise business agreements, and in turn, decreases ARPS.

Our ARPS is also declining because of various factors including mix, foreign currency, and the contra-revenue impact of MDF discussed above. Going forward the ARPS calculation will continue to be extremely sensitive to short-term shifts in term-length, geography mix and promotions. We expect to see ARPS fluctuate up or down on a quarterly basis and we do not expect it will increase evenly throughout the year. As we complete our business model transition, we expect all of these impacts to start to stabilize.

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Germany, Japan, the United Kingdom and Canada. Total net revenue for fiscal 2017 decreased 19% on an as reported basis compared to the prior fiscal year, and was negatively impacted by foreign exchange rate changes during fiscal 2017. Had applicable exchange rates from fiscal 2016 been in effect during fiscal 2017 and had we excluded foreign exchange hedge gains and losses from both fiscal 2016 and 2017, net revenue would have decreased 16% on a constant currency basis compared to the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during fiscal 2017 increased 1% on an as reported basis as compared to the prior fiscal year. Had applicable exchange rates from fiscal 2016 been in effect during fiscal 2017 and

2017 Form 10-K 44

had we excluded foreign exchange hedge gains and losses from both fiscal 2016 and 2017, total spend would have increased 3% on a constant currency basis compared to the prior fiscal year.

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

Balance Sheet and Cash Flow Items

At January 31, 2017, we had $2.2 billion in cash and marketable securities. We completed fiscal 2017 with higher deferred revenue and lower accounts receivable balances as compared to the prior fiscal year. Our deferred revenue balance at January 31, 2017 was $1.8 billion, which will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years. Our cash flow from operations decreased 59% to $169.7 million as of January 31, 2017 from $414.0 million at January 31, 2016. We repurchased 9.7 million shares of our common stock for $631.6 million during fiscal 2017. Comparatively, we repurchased 8.5 million shares of our common stock for $458.0 million during fiscal 2016. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Current Period Adjustments

Subsequent to furnishing preliminary financial statements on Form 8-K on March 2, 2017 for fiscal year 2017, we identified certain adjustments resulting in changes to the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Cash Flows, and Consolidated Statements of Stockholder's Equity as reflected in this Annual Report on Form 10-K that adjusted the Income Statement and Balance Sheet line items as follows:

(in millions, except per share)	As furnished in the March 2, 2017 8-K	Adjustment	Adjusted balances as reflected within this 10-K
Income Statement
Provision for income taxes	$(55.4)	$(2.9)	$(58.3)
Net loss	$(579.2)	$(2.9)	$(582.1)
Basic net loss per share	$(2.60)	$(0.01)	$(2.61)
Diluted net loss per share	$(2.60)	$(0.01)	$(2.61)
Balance Sheet
Short term deferred revenue	$1,282.8	$(12.7)	$1,270.1
Long term deferred revenue	$505.2	$12.7	$517.9

2017 Form 10-K 45

Results of Operations

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2015

		$	%		$	%
	(in millions)
Net Revenue:
Subscription	$1,290.0	$12.8	1%	$1,277.2	$106.4	9%	$1,170.8
License and other	741.0	(485.9)	(40)%	1,226.9	(114.5)	(9)%	1,341.4
	$2,031.0	$(473.1)	(19)%	$2,504.1	$(8.1)	—%	$2,512.2
Net Revenue by Product Family:
Architecture, Engineering, and Construction	$880.9	$(68.2)	(7)%	$949.1	$76.5	9%	$872.6
Manufacturing	625.8	(98.8)	(14)%	724.6	49.0	7%	675.6
AutoCAD and AutoCAD LT (1)	326.7	(268.1)	(45)%	594.8	(100.3)	(14)%	695.1
Media and Entertainment	138.9	(21.1)	(13)%	160.0	(7.3)	(4)%	167.3
Other (1)	58.7	(16.9)	(22)%	75.6	(26.0)	(26)%	101.6
	$2,031.0	$(473.1)	(19)%	$2,504.1	$(8.1)	—%	$2,512.2
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation.

Fiscal 2017 Net Revenue Compared to Fiscal 2016 Net Revenue

Subscription Revenue

Our Subscription revenue consists of three components: (1) maintenance plan revenue from our perpetual software products; (2) maintenance revenue from our term-based product subscriptions and flexible enterprise business agreements; and (3) revenue from our cloud service offerings. Our maintenance plan provides our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plan, customers are eligible to receive unspecified upgrades when and if available, and online support. We recognize maintenance plan revenue over the term of the agreements, generally between one and three years. With the discontinuation of our perpetual license sales, we no longer offer new maintenance subscriptions and expect our maintenance subscription revenue to decline over time. Our flexible enterprise business agreements are designed to give our customers increased flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-based users and small businesses. We recognize maintenance revenue from these enterprise agreements ratably over their contract terms. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers and when all other revenue recognition criteria have been satisfied.

Subscription revenue increased 1% during fiscal 2017 as compared to fiscal 2016 primarily due to a 39% increase in new model subscription revenue, partially offset by a 3% decrease in maintenance plan revenue. The 39% increase in new model subscription revenue was primarily attributable to a 186% increase in product subscription revenue and a 28% increase in revenue from flexible enterprise business agreements. The 3% decrease in maintenance plan revenue was attributable to the business model transition, as we expect maintenance plan revenue will slowly decline as perpetual license sales have ended, and customers adopt our new model subscription offerings.

Maintenance revenue from perpetual software products represented 86% and 90% of subscription revenue for the fiscal 2017 and 2016, respectively. New model subscription revenue represented 14% and 10% of subscription revenue for the fiscal year ended January 31, 2017 and 2016, respectively.

2017 Form 10-K 46

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

License and other revenue decreased 40% during fiscal 2017 as compared to fiscal 2016. Product license revenue, as a percentage of license and other revenue, was 82% and 88% for fiscal 2017 and 2016, respectively. The decrease in product license revenue was due to the business model transition, which led to a 63% decrease in revenue from perpetual licenses as we have discontinued selling perpetual seats of most of our product offerings. This decrease was partially offset by a 122% increase in license revenue from our new model subscription offerings.

Other revenue decreased by 7% during fiscal 2017 as compared to fiscal 2016. Other revenue represented 7% and 6% of total net revenue for fiscal 2017 and 2016, respectively.

There was no backlog at January 31, 2017 compared to $31.4 million at January 31, 2016. Due to the business model transition, we do not expect material backlog in future periods.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: AEC, MFG, AutoCAD and AutoCAD LT (“ACAD”), and M&E. During the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. As part of the transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites effective August 1, 2016. These broad impacts are reflected in the drivers below.

Net revenue for AEC product family decreased by 7% during fiscal 2017 as compared to the prior fiscal year, primarily due to 15% decrease in revenue from individual product offerings.

Net revenue for MFG product family decreased by 14% during fiscal 2017 as compared to the prior fiscal year, primarily due to a 14% decrease in individual product offerings and a 13% decrease in our MFG suites.

Net revenue for ACAD product family decreased by 45% during fiscal 2017 as compared to the prior fiscal year. As part of the transition to term-based product subscriptions for our individual software products in February 2016, products like AutoCAD and ACAD LT are negatively impacted when compared to the same period in the prior fiscal year as revenue is recognized ratably rather than upfront.

Net revenue for M&E product family decreased by 13% during fiscal 2017 as compared to the prior fiscal year, primarily due to a 50% decrease in Creative Finishing, as we exited the Creative Finishing hardware business at the beginning of the fourth quarter of fiscal 2016.

2017 Form 10-K 47

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2015

		$	%		$	%
	(in millions)
Net Revenue:
Americas	$871.9	$(100.9)	(10)%	$972.8	$74.8	8%	$898.0
Europe, Middle East, and Africa	800.4	(134.2)	(14)%	934.6	(45.4)	(5)%	980.0
Asia Pacific	358.7	(238.0)	(40)%	596.7	(37.5)	(6)%	634.2
	$2,031.0	$(473.1)	(19)%	$2,504.1	$(8.1)	—%	$2,512.2

Net revenue in the Americas geography decreased by 10% on an as reported basis and on a constant currency basis during fiscal 2017, as compared to the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 85% and 83% for fiscal 2017 and 2016, respectively.

International net revenue represented 63% and 68% of our net revenue for fiscal 2017 and 2016, respectively. Net revenue in the Europe, Middle East and Africa ("EMEA") geography decreased by 14% on an as reported basis and 8% on a constant currency basis during fiscal 2017 as compared to the prior fiscal year. Net revenue in the Asia Pacific ("APAC") geography decreased 40% on an as reported basis and 39% on a constant currency basis, during fiscal 2017 as compared to the prior fiscal year, primarily as a result of the business model transition and continued weakness in Japan.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, Russia, India, and China, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results. Additionally during the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. This transition has a particular impact to emerging economies as sales of perpetual licenses have historically comprised a greater percentage of total emerging economy sales in comparison to mature markets.

Net revenue in emerging economies decreased 38% on an as reported basis and 37% on a constant currency basis, during fiscal 2017 as compared to the prior fiscal year. Revenue from emerging economies represented 11% and 15% of total net revenue for fiscal 2017 and 2016, respectively.

Fiscal 2016 Net Revenue Compared to Fiscal 2015 Net Revenue

Discussion has been update to provide comparability to the discussion between fiscal 2017 and 2016.

Subscription Revenue

Subscription revenue increased 9% during fiscal 2016 as compared to fiscal 2015 due to a 7% increase in maintenance plan revenue and a 36% increase in new model subscription revenue. The 36% increase in new model subscription revenue was due to a 38% increase in revenue from flexible enterprise business agreements and a 231% increase in product subscription revenue.

Maintenance plan revenue from perpetual license software products represented 90% and 92% of subscription revenue for fiscal 2016 and 2015, respectively. New model subscription revenue represented 10% and 8% of subscription revenue for fiscal 2016 and 2015, respectively.

2017 Form 10-K 48

License and Other Revenue

Total license and other revenue decreased 9% during fiscal 2016 as compared to fiscal 2015. Product license revenue, as a percentage of license and other revenue, was 88% and 90% for fiscal 2016 and 2015, respectively. The decrease in product license revenue was led by a 17% decrease in revenue from perpetual licenses, partially offset by a 198% increase in license revenue from our new model subscription offerings.

Other revenue increased by 12% during fiscal 2016 as compared to fiscal 2015. Other revenue represented 6% and 5% of total net revenue for fiscal 2016 and 2015, respectively.

Backlog related to current software license product orders that had not shipped at the end of the fiscal year decreased by $9.0 million from $40.4 million at January 31, 2015 to $31.4 million at January 31, 2016.

Net Revenue by Geographic Area

Net revenue in the Americas geography increased by 8% as reported and 9% on a constant currency basis during fiscal 2016, as compared to the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 83% and 82% for fiscal 2016 and 2015, respectively.

International net revenue represented 68% and 71% of our total net revenue for fiscal 2016 and 2015, respectively. Net revenue in the EMEA geography decreased by 5% on an as reported basis and increased 3% on a constant currency basis during fiscal 2016 as compared to the prior fiscal year. Net revenue in the APAC geography decreased 6% on an as reported basis and 1% on a constant currency basis, during fiscal 2016 as compared to the prior fiscal year.

Net revenue in emerging economies decreased 4% on an as reported basis and 2% on a constant currency basis, during fiscal 2016 as compared to the prior fiscal year, primarily due to decreases in revenue from Russia and Brazil, partially offset by an increase in revenue from China. Revenue from emerging economies represented 15% of total net revenue for both fiscal 2016 and 2015, respectively.

Net Revenue by Product Family

Net revenue for the AEC product family increased by 9% during fiscal 2016 as compared to the prior fiscal year primarily due to an 8% increase in revenue from our AEC suites, which was primarily driven by Autodesk Building Design Suite and Autodesk Infrastructure Design Suite.

Net revenue for the MFG product family increased by 7% during fiscal 2016 as compared to the prior fiscal year primarily due to a 78% increase in revenue from our Delcam products as a result of including 12 months of Delcam operating results during fiscal 2016, compared to 10 months during fiscal 2015. Also contributing to the increase in net revenue for MFG during fiscal 2016 was a 12% increase in revenue from our flagship product AutoCAD Mechanical.

Net revenue for the ACAD product family decreased by 14% during fiscal 2016 as compared to the prior fiscal year primarily due to a 26% decrease in revenue from AutoCAD LT. Revenue from AutoCAD decreased by 4% in fiscal 2016 as compared to fiscal 2015.

Net revenue for M&E decreased by 4% during fiscal 2016 as compared to the prior fiscal year, primarily due to a 21% decrease in revenue from Creative Finishing, partially offset by a 1% increase in revenue from Animation. The decline in Creative Finishing was marked by a decrease in revenue from Creative Finishing hardware products and by a general decrease in the M&E industry end-market demand. The slight increase in Animation revenue was primarily due to a 168% increase in our Shotgun product offering as a result of including a full year of Shotgun operating results in fiscal 2016 as compared to six months during fiscal 2015, and a 7% increase in our Maya flagship product offerings, partially offset by a 46% decrease in our Middleware product offerings. M&E revenue is impacted by a general decrease in the M&E industry end-market demand, the planned inclusion of our M&E products in other Autodesk industry suites, and the business model transition as customers are opting for desktop subscription and flexible enterprise offerings. At the beginning of the fourth quarter of fiscal 2016, we exited the Creative Finishing hardware business. This was an immaterial portion of our overall business and comes with substantially lower margins, so we expect that exiting this business will improve our margins within M&E over time.

Cost of Revenue and Operating Expenses

2017 Form 10-K 49

Cost of Revenue

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2015

		$	%		$	%
	(in millions)
Cost of revenue:
Subscription	$151.3	$(4.8)	(3)%	$156.1	$22.5	17%	$133.6
License and other	190.6	(24.0)	(11)%	214.6	6.1	3%	208.5
	$341.9	$(28.8)	(8)%	$370.7	$28.6	8%	$342.1
As a percentage of net revenue	17%			15%			14%

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

Cost of subscription revenue decreased 3% during fiscal 2017 as compared to fiscal 2016 primarily due to lower amortization expense of developed technologies as a result of fewer assets acquired, as well as a decrease in employee related costs from reduced headcount, and lower professional fees. Cost of subscription revenue increased 17% during fiscal 2016 as compared to fiscal 2015 primarily due to an increase in cloud and hosting related costs in support of our business model transition, and an increase in employee related costs driven by increased employee headcount and product support costs.

Cost of license and other revenue includes labor costs associated with product setup and fulfillment and costs of consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, amortization of developed technology, allocated IT and facilities costs, professional services fees and royalties. Direct material and overhead charges include the cost associated with electronic and physical fulfillment.

Cost of license and other revenue decreased 11% during fiscal 2017 as compared to fiscal 2016, primarily due to lower professional fees and employee related costs as a result of reduced headcount. Also contributing to lower costs is the elimination of our Creative Finishing hardware business, which we exited in the fourth quarter of fiscal 2016. Cost of license and other revenue increased 3% during fiscal 2016, as compared to fiscal 2015, primarily due to an increase in hardware related costs from our consumer related products, an increase in allocated IT costs, and employee related costs for product support and fulfillment driven by an increase in headcount, partially offset by a decrease in amortization of developed technology.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and stock-based compensation expense.

We expect cost of revenue to decrease in absolute dollars and as a percentage of net revenue during fiscal 2018, as compared to fiscal 2017.

2017 Form 10-K 50

Marketing and Sales

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2015

		$	%		$	%
	(in millions)
Marketing and sales	$1,022.5	$7.0	1%	$1,015.5	$17.5	2%	$998.0
As a percentage of net revenue	50%			41%			40%

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include labor costs associated with sales and order management, sales and dealer commissions, payment processing fees, the cost of supplies and equipment, gains and losses on our operating expense cash flow hedges, and allocated IT and facilities costs.

Marketing and sales expenses increased 1% during fiscal 2017, as compared to fiscal 2016, primarily due to an increase in stock based compensation expense as a result of higher fair market value of awards granted, and an increase in advertising and promotional expense driven by search-engine marketing spend. Offsetting the increase in expense was a decrease in employee-related costs from reduced headcount, and lower professional fees.

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

We expect marketing and sales expenses to increase in absolute dollars and as a percentage of net revenue in fiscal 2018 as compared to fiscal 2017.

2017 Form 10-K 51

Research and Development

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2015

		$	%		$	%
	(in millions)
Research and development	$766.1	$(23.9)	(3)%	$790.0	$64.8	9%	$725.2
As a percentage of net revenue	38%			32%			29%

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, and the expense of travel, entertainment and training for such personnel, professional services such as fees paid to software development firms and independent contractors, gains and losses on our operating expense cash flow hedges, and allocated IT and facilities costs.

Research and development expenses decreased 3% during fiscal 2017, as compared to fiscal 2016, primarily due to a decrease in professional fees and employee related costs, partially offset by an increase in stock-based compensation expense due to higher fair market value of awards granted.

Research and development expenses increased 9% during fiscal 2016, as compared to fiscal 2015, primarily due to an increase in employee-related costs from salaries and fringe benefits predominantly driven by increased headcount, an increase in IT costs allocated to research and development, and an increase in stock based compensation expense due to higher fair market value of awards granted.

We expect research and development expenses to increase in absolute dollars and as a percentage of net revenue during fiscal 2018, as compared to fiscal 2017.

General and Administrative

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2015

		$	%		$	%
	(in millions)
General and administrative	$287.8	$(5.6)	(2)%	$293.4	$10.1	4%	$283.3
As a percentage of net revenue	14%			12%			11%

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

General and administrative expenses decreased 2% from fiscal 2016 to fiscal 2017 primarily due to decreases in bad debt expense and professional fees.

General and administrative expenses increased 4% from fiscal 2015 to fiscal 2016, primarily due to an increase in employee-related costs from salaries predominantly driven by increased headcount. Partially offsetting the increase in expense was a decrease in certain foreign business taxes.

We expect general and administrative expenses to remain relatively flat in absolute dollars and as a percentage of net revenue during fiscal 2018, as compared to fiscal 2017.

2017 Form 10-K 52

Amortization of Purchased Intangibles

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2015

		$	%		$	%
	(in millions)
Amortization of purchased intangibles	$31.8	$(1.4)	(4)%	$33.2	$(6.6)	(17)%	$39.8
As a percentage of net revenue	2%			1%			1%

Amortization of purchased intangibles includes amortization expenses from customer relationships, trade names and other non-current intangible assets acquired through business combinations and asset purchase agreements.

Amortization of purchased intangibles decreased 4% from fiscal 2016 to fiscal 2017, primarily as a result of the accumulated effects associated with amortization expense of intangible assets purchased over time, including lower amortization expense from intangible assets acquired during fiscal 2017 as compared to fiscal 2016. In fiscal 2017, we acquired $14.0 million in intangible assets as compared to $25.2 million acquired in fiscal 2016.

Amortization of purchased intangibles decreased 17% from fiscal 2015 to fiscal 2016, primarily related to the accumulated effects associated with amortization expense of intangible assets purchased over time, including $25.2 million in assets purchased in fiscal 2016 as compared to $86.2 million purchased in fiscal 2015.

We expect amortization of purchased intangibles to decrease in absolute dollars and remain relatively flat as a percentage of net revenue during fiscal 2018, as compared to fiscal 2017.

Restructuring Charges and Other Facility Exit Costs, Net

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2015

		$	%		$	%
	(in millions)
Restructuring charges and other facility exit costs, net	$80.5	$80.5	*	$—	$(3.1)	(100)%	$3.1
As a percentage of net revenue	4%			—%			—%
____________________

*	Percentage is not meaningful.

In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the Company's business. Under the Fiscal 2017 Plan, we recorded $70.9 million in employee termination benefits, lease termination costs and other exit costs during fiscal 2017. Additionally, during fiscal 2017, we recorded $9.6 million in other facility exit costs not related to the Fiscal 2017 Plan. During fiscal 2016 Autodesk recorded no restructuring charges. We have substantially completed the actions authorized under all of the restructuring plans. See Note 15, "Restructuring charges and other facility exit costs, net" in the Notes to Consolidated Financial Statements for additional information.

2017 Form 10-K 53

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal Year Ended January 31,
	2017	2016	2015
	(in millions)
Interest and investment expense, net	$(29.7)	$(33.9)	$(13.2)
Loss on foreign currency	(3.3)	—	(3.9)
Gain (loss) on strategic investments	0.3	3.8	(23.3)
Other income	8.5	8.5	2.7
Interest and other expense, net	$(24.2)	$(21.6)	$(37.7)

Interest and other expense, net, increased $2.6 million during fiscal 2017, as compared to fiscal 2016, primarily related to a decrease in gains on certain of our privately-held strategic investments and an increase in losses on foreign currency. This increase was partially offset by a decrease in interest and investments expense, net, that was primarily driven by mark to market gains on deferred compensation plans partially offset by an increase in interest expense resulting from the June 2015 issuance of $450.0 million aggregate principal amount of 3.125% senior notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% senior notes due June 15, 2025.

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

Income tax expense was $58.3 million and $310.2 million for fiscal 2017 and 2016, respectively, relative to a pre-tax loss of $523.8 million and pre-tax income of $20.3 million, respectively, for the same periods.  Tax expense for fiscal 2017 consists primarily of foreign tax expense including withholding tax, and tax amortization on indefinite-lived intangibles. Tax expense for fiscal 2016 related to foreign tax expense and the establishment of a $230.8 million valuation allowance against the Company's U.S. federal and remaining state deferred tax assets recorded in the second quarter of fiscal 2016. We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered recent cumulative losses in the U.S. arising from our business model transition as a significant piece of negative evidence and determined that it was more likely than not that the federal and state deferred tax assets would not be realized.

Income tax expense was $310.2 million and $1.2 million for fiscal 2016 and 2015, respectively, relative to pre-tax income of $20.3 million and $83.0 million, respectively, for the same periods. Our tax expense increased from fiscal 2015 to fiscal 2016 due to the establishment of a valuation allowance on our U.S. federal and state deferred tax assets in fiscal 2016 recorded in the second quarter of fiscal 2016.

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

2017 Form 10-K 54

than anticipated in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which U.S. taxes have not previously been provided.

At January 31, 2017, we had non-current foreign net deferred tax assets of $49.7 million that management believes are more likely than not to be realized in future years.

For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 35%, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2017, 2016, and 2015, our gross profit, gross margin, (loss) income from operations, operating margin, net (loss) income, diluted net (loss) income per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2017	2016	2015
Gross profit	$1,689.1	$2,133.4	$2,170.1
Non-GAAP gross profit	$1,743.2	$2,194.2	$2,232.2
Gross margin	83%	85%	86%
Non-GAAP gross margin	86%	88%	89%
(Loss) income from operations	$(499.6)	$1.3	$120.7
Non-GAAP (loss) income from operations	$(125.5)	$280.7	$382.4
Operating margin	(25)%	—%	5%
Non-GAAP operating margin	(6)%	11%	15%
Net (loss) income	$(582.1)	$(330.5)	$81.8
Non-GAAP net (loss) income	$(111.0)	$194.1	$272.3
Diluted net (loss) income per share (1)	$(2.61)	$(1.46)	$0.35
Non-GAAP diluted (loss) income per share (1)	$(0.50)	$0.84	$1.17
GAAP diluted weighted average shares used in per share calculation	222.7	226.0	232.4
Non-GAAP diluted weighted average shares used in per share calculation	222.7	230.7	232.4

_______________

(1)
Net (loss) income per share were computed independently for each of the periods presented; therefore the sum of the net (loss) income per share amount for the quarters may not equal the total for the year.

For our internal budgeting and resource allocation process and as a means to provide consistency in period-to-period comparisons, we use non-GAAP measures to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We also use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential and performance for management by excluding certain benefits, credits, expenses and charges that may not be indicative of our core business operating results. For the reasons set forth below, we believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. This allows investors and others to better understand and evaluate our operating results and future prospects in the same manner as management, compare financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business. We also use some of these measures for purposes of determining company-wide incentive compensation.

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

2017 Form 10-K 55

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

2017 Form 10-K 56

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2017	2016	2015
Gross profit	$1,689.1	$2,133.4	$2,170.1
Stock-based compensation expense	14.1	11.8	8.9
Amortization of developed technologies	40.0	49.0	53.2
Non-GAAP gross profit	$1,743.2	$2,194.2	$2,232.2
Gross margin	83%	85%	86%
Stock-based compensation expense	1%	1%	1%
Amortization of developed technologies	2%	2%	2%
Non-GAAP gross margin	86%	88%	89%
(Loss) income from operations	$(499.6)	$1.3	$120.7
Stock-based compensation expense	221.8	197.2	165.6
Amortization of developed technologies	40.0	49.0	53.2
Amortization of purchased intangibles	31.8	33.2	39.8
Restructuring charges and other facility exit costs, net	80.5	—	3.1
Non-GAAP (loss) income from operations	$(125.5)	$280.7	$382.4
Operating margin	(25)%	—%	5%
Stock-based compensation expense	11%	8%	7%
Amortization of developed technologies	2%	2%	2%
Amortization of purchased intangibles	2%	1%	1%
Restructuring charges and other facility exit costs, net	4%	—%	—%
Non-GAAP operating margin	(6)%	11%	15%
Net (loss) income	$(582.1)	$(330.5)	$81.8
Stock-based compensation expense	221.8	197.2	165.6
Amortization of developed technologies	40.0	49.0	53.2
Amortization of purchased intangibles	31.8	33.2	39.8
Restructuring charges and other facility exit costs, net	80.5	—	3.1
(Gain) Loss on strategic investments	(0.3)	(3.7)	23.3
Establishment of valuation allowance on deferred tax assets	—	230.9	—
Discrete tax provision items	(2.7)	0.8	(18.7)
Income tax effect of non-GAAP adjustments	100.0	17.2	(75.8)
Non-GAAP net (loss) income	$(111.0)	$194.1	$272.3
Diluted net (loss) income per share (1)	$(2.61)	$(1.46)	$0.35
Stock-based compensation expense	1.00	0.86	0.71
Amortization of developed technologies	0.18	0.21	0.23
Amortization of purchased intangibles	0.14	0.15	0.17
Restructuring charges and other facility exit costs, net	0.35	—	0.01
(Gain) Loss on strategic investments	—	(0.01)	0.10
Establishment of valuation allowance on deferred tax assets	—	1.01	—
Discrete tax provision items	(0.01)	—	(0.08)
Income tax effect of non-GAAP adjustments	0.45	0.08	(0.32)
Non-GAAP diluted (loss) income per share (1)	$(0.50)	$0.84	$1.17
_______________

2017 Form 10-K 57

(1)
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

Restructuring charges and other facility exit costs, net.  These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions or other exit actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, the closure of facilities and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

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

Discrete tax items. We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of income, and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Discrete tax items include income tax expenses or benefits that do not relate to ordinary income from continuing operations in the current fiscal year, unusual or infrequently occurring items, or the tax impact of certain stock-based compensation. Examples of discrete tax items include, but are not limited to, certain changes in judgment and changes in estimates of tax matters related to prior fiscal years, certain costs related to business combinations, certain changes in the ability to utilize deferred tax assets or changes in tax law. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations. We believe the exclusion of these discrete tax items provides investors with useful supplemental information about our operational performance.

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, amortization of purchased intangibles and restructuring charges and other facilities exit costs, net for GAAP and non-GAAP measures.

Liquidity and Capital Resources

2017 Form 10-K 58

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

At January 31, 2017, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.2 billion and net accounts receivable of $452.3 million. Net of our senior notes, we have cash, cash equivalents, and marketable securities totaling $0.7 billion at January 31, 2017.

In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all four series of notes collectively, the “Notes”). As of March 21, 2017, we have $1.5 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date. As a result of the business model transition, the leverage ratio requirement of the credit agreement was waived during the fourth quarter of fiscal 2017. Autodesk is discussing amendments to the financial covenants in the credit agreement with the lenders and expects to conclude this process during the first quarter of fiscal 2018. As of March 21, 2017, we have no amounts outstanding under the credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $400.0 million line of credit.

Our cash, cash equivalents, and marketable securities decreased to $2.2 billion at January 31, 2017, from $2.8 billion at January 31, 2016, primarily as a result of cash used for repurchases of our common stock (net of stock issuance proceeds), acquisitions including business combinations and technology purchases, and capital expenditures. The decrease in our cash, cash equivalents, and marketable securities was partially offset by the cash generated through operations. The cash proceeds from issuance of common stock vary based on our stock price, stock option exercise activity and the volume of employee purchases under the Employee Stock Purchase Plan.

The primary source of net cash provided by operating activities of $169.7 million in fiscal 2017 was $356.8 million of cash flow provided by the change in operating assets and liabilities and $322.2 million of non-cash expenses, including stock-based compensation expense, and depreciation, amortization and accretion expense, offsetting our net loss of $582.1 million. The primary working capital sources of cash was an increase in deferred revenue and a decrease in accounts receivable for fiscal 2017 compared to fiscal 2016. The primary working capital use of cash was a decrease in other accrued liabilities for fiscal 2017 compared to fiscal 2016. Our days sales outstanding in trade receivables was 86 at January 31, 2017, compared to 92 at January 31, 2016. The decrease in days sales outstanding primarily relates to changes in billings linearity within each comparative period.

At January 31, 2017, our short-term investment portfolio had an estimated fair value of $686.8 million and a cost basis of $684.5 million. The portfolio fair value consisted of $234.5 million invested in corporate debt securities, $157.3 million invested in certificates of deposit, $109.2 million invested in commercial paper, $43.4 million invested in municipal securities,$32.3 million invested in U.S. treasury bills, $30.0 million invested in sovereign debt, $19.6 million invested in asset backed securities, and $13.2 million invested in U.S. government agency securities.

At January 31, 2017, $47.3 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: repayment of debt; common stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology, and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and, in certain

2017 Form 10-K 59

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

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of January 31, 2017, approximately 91% of our total cash or cash equivalents, and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the United States. We expect to meet our U.S. liquidity needs through ongoing cash flows, foreign cash for which U.S. federal income taxes have been provided, external borrowings, or a combination. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

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

Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal 2018	Fiscal Years 2019-2020	Fiscal Years 2021-2022	Thereafter
			(in millions)
Notes	$1,738.3	$446.7	$79.6	$506.7	$705.3
Operating lease obligations	212.5	59.3	78.7	33.3	41.2
Purchase obligations	166.4	75.7	90.7	—	—
Deferred compensation obligations	47.3	3.1	6.6	6.5	31.1
Pension obligations	37.5	4.2	7.3	6.9	19.1
Asset retirement obligations	10.4	5.2	4.7	0.5	—
Total (1)	$2,212.4	$594.2	$267.6	$553.9	$796.7
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

Notes consist of the Senior Notes issued in December 2012 and June 2015 described above.

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

2017 Form 10-K 60

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

Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease.

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

In September 2016, the Board of Directors authorized the repurchase of up to 30.0 million shares of the Company's common stock. During the three and twelve months ended January 31, 2017, we repurchased 2.9 million and 9.7 million shares of our common stock, respectively. At January 31, 2017, 26.6 million shares remained available for repurchase under the repurchase programs approved by the Board of Directors. These programs do not have a fixed expiration date. See Note 9, “Stockholders' Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of January 31, 2017, we did not have any significant off-balance sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of Regulation S-K.

2017 Form 10-K 61

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2017 and 2016, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $640.0 million and $374.0 million at January 31, 2017 and 2016, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2017 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2017 and 2016 would increase the fair value of our foreign currency contracts by $60.9 million and $33.3 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2017 and 2016 would decrease the fair value of our foreign currency contracts by $32.5 million and $25.6 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At January 31, 2017, we had $1,898.9 million of cash equivalents and marketable securities, including $686.8 million classified as short-term marketable securities and $306.2 million classified as long-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $2.9 million and $5.6 million, respectively.

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

2017 Form 10-K 62

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2017	2016	2015
Net revenue:
Subscription	$1,290.0	$1,277.2	$1,170.8
License and other	741.0	1,226.9	1,341.4
Total net revenue	2,031.0	2,504.1	2,512.2
Cost of revenue:
Cost of subscription revenue	151.3	156.1	133.6
Cost of license and other revenue	190.6	214.6	208.5
Total cost of revenue	341.9	370.7	342.1
Gross profit	1,689.1	2,133.4	2,170.1
Operating expenses:
Marketing and sales	1,022.5	1,015.5	998.0
Research and development	766.1	790.0	725.2
General and administrative	287.8	293.4	283.3
Amortization of purchased intangibles	31.8	33.2	39.8
Restructuring charges and other facility exit costs, net	80.5	—	3.1
Total operating expenses	2,188.7	2,132.1	2,049.4
(Loss) income from operations	(499.6)	1.3	120.7
Interest and other expense, net	(24.2)	(21.6)	(37.7)
(Loss) income before income taxes	(523.8)	(20.3)	83.0
Provision for income taxes	(58.3)	(310.2)	(1.2)
Net (loss) income	$(582.1)	$(330.5)	$81.8
Basic net (loss) income per share	$(2.61)	$(1.46)	$0.36
Diluted net (loss) income per share	$(2.61)	$(1.46)	$0.35
Weighted average shares used in computing basic net (loss) income per share	222.7	226.0	227.1
Weighted average shares used in computing diluted net (loss) income per share	222.7	226.0	232.4
See accompanying Notes to Consolidated Financial Statements.

2017 Form 10-K 63

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Fiscal year ended January 31,
	2017	2016	2015
Net (loss) income	$(582.1)	$(330.5)	$81.8
Other comprehensive loss, net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of ($1.1), $0.6, and ($0.7))	(1.1)	(27.1)	39.3
Change in net unrealized gain (loss) on available-for-sale securities (net of tax effect of ($0.5), $0.0, and ($0.2))	1.3	(1.4)	(0.2)
Change in defined benefit pension items (net of tax effect of ($0.9), $0.9, and $1.8)	(5.5)	(4.6)	(16.0)
Net change in cumulative foreign currency translation loss (net of tax effect of $0.2, $0.5, and $4.9)	(52.1)	(34.7)	(75.8)
Total other comprehensive loss	(57.4)	(67.8)	(52.7)
Total comprehensive (loss) income	$(639.5)	$(398.3)	$29.1

See accompanying Notes to Consolidated Financial Statements.

2017 Form 10-K 64

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2017	January 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,213.1	$1,353.0
Marketable securities	686.8	897.9
Accounts receivable, net	452.3	653.6
Prepaid expenses and other current assets	108.4	88.6
Total current assets	2,460.6	2,993.1
Marketable securities	306.2	532.3
Computer equipment, software, furniture, and leasehold improvements, net	158.6	169.3
Developed technologies, net	45.7	70.8
Goodwill	1,561.1	1,535.0
Deferred income taxes, net	63.9	9.2
Other assets	202.0	205.6
Total assets	$4,798.1	$5,515.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93.5	$119.9
Accrued compensation	238.2	243.3
Accrued income taxes	50.0	29.4
Deferred revenue	1,270.1	1,068.9
Current portion of long-term notes payable, net	398.7	—
Other accrued liabilities	134.9	129.5
Total current liabilities	2,185.4	1,591.0
Long-term deferred revenue	517.9	450.3
Long-term income taxes payable	39.3	161.4
Long-term deferred income taxes	91.5	67.7
Long-term notes payable, net	1,092.0	1,487.7
Long-term other liabilities	138.4	137.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2017 and 2016	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 220.3 outstanding at January 31, 2017 and 224.4 outstanding at January 31, 2016	1,876.3	1,821.5
Accumulated other comprehensive loss	(178.5)	(121.1)
Accumulated deficit	(964.2)	(80.8)
Total stockholders’ equity	733.6	1,619.6
Total liabilities and stockholders' equity	$4,798.1	$5,515.3
See accompanying Notes to Consolidated Financial Statements.

2017 Form 10-K 65

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2017	2016	2015
Operating Activities
Net (loss) income	$(582.1)	$(330.5)	$81.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization, and accretion	139.2	145.8	145.9
Stock-based compensation expense	221.8	197.2	165.6
Deferred income taxes	(38.8)	235.9	(18.8)
Restructuring charges and other facility exit costs, net	80.5	—	3.1
Other operating activities	(7.7)	(25.0)	16.2
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	201.5	(195.5)	(17.3)
Prepaid expenses and other current assets	(13.5)	(2.8)	6.8
Accounts payable and accrued liabilities	2.7	24.9	130.8
Deferred revenue	267.0	360.5	245.2
Accrued income taxes	(100.9)	3.5	(50.7)
Net cash provided by operating activities (1)	169.7	414.0	708.6
Investing Activities
Purchases of marketable securities	(1,867.9)	(2,250.1)	(1,355.1)
Sales of marketable securities	1,257.7	329.4	190.0
Maturities of marketable securities	1,057.2	1,376.6	969.0
Acquisitions, net of cash acquired	(85.2)	(148.5)	(630.0)
Capital expenditures	(76.0)	(72.4)	(75.5)
Other investing activities	(13.8)	(44.5)	(4.0)
Net cash provided by (used in) investing activities	272.0	(809.5)	(905.6)
Financing Activities
Proceeds from issuance of common stock	119.6	110.8	175.4
Taxes paid related to net share settlement of equity awards	(76.2)	(51.6)	(40.0)
Repurchase and retirement of common shares	(621.7)	(458.0)	(372.4)
Proceeds from debt, net of discount	—	748.3	—
Other financing activities	—	(6.3)	(3.4)
Net cash provided by (used in) financing activities (1)	(578.3)	343.2	(240.4)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(5.3)	(5.0)
Net decrease in cash and cash equivalents	(139.9)	(57.6)	(442.4)
Cash and cash equivalents at beginning of fiscal year	1,353.0	1,410.6	1,853.0
Cash and cash equivalents at end of fiscal year	$1,213.1	$1,353.0	$1,410.6
Supplemental cash flow information:
Cash paid during the year for interest	$47.6	$34.7	$20.4
Net cash paid during the year for income taxes	$77.7	$59.1	$63.4
——————

(1)
During the three months ended July 31, 2016, the Company early adopted Accounting Standards Update No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation. The Company has adopted changes to the consolidated statements of cash flows on a retrospective basis. The impact for the fiscal year ended January 31, 2015 to net cash provided by operating activities and net cash used in financing activities was $0.5 million. There was no impact to the fiscal year ended January 31, 2016.

2017 Form 10-K 66

See accompanying Notes to Consolidated Financial Statements.

2017 Form 10-K 67

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2014	226.7	$1,637.3	$(0.6)	$624.8	$2,261.5
Common shares issued under stock plans	7.2	135.4	—	—	135.4
Stock-based compensation expense	—	165.6	—	—	165.6
Net income	—	—	—	81.8	81.8
Other comprehensive (loss)	—	—	(52.7)	—	(52.7)
Repurchase and retirement of common shares	(6.9)	(165.2)	—	(207.2)	(372.4)
Balances, January 31, 2015	227.0	1,773.1	(53.3)	499.4	2,219.2
Common shares issued under stock plans	5.9	59.2	—	—	59.2
Stock-based compensation expense	—	197.2	—	—	197.2
Tax benefits from employee stock plans	—	0.3	—	—	0.3
Net loss	—	—	—	(330.5)	(330.5)
Other comprehensive (loss)	—	—	(67.8)	—	(67.8)
Repurchase and retirement of common shares	(8.5)	(208.3)	—	(249.7)	(458.0)
Balances, January 31, 2016	224.4	1,821.5	(121.1)	(80.8)	1,619.6
Common shares issued under stock plans	5.6	43.4	—	—	43.4
Stock-based compensation expense	—	221.8	—	—	221.8
Cumulative effect of accounting changes	—	6.9	—	113.0	119.9
Net loss	—	—	—	(582.1)	(582.1)
Other comprehensive (loss)	—	—	(57.4)	—	(57.4)
Repurchase and retirement of common shares	(9.7)	(217.3)	—	(414.3)	(631.6)
Balances, January 31, 2017	220.3	$1,876.3	$(178.5)	$(964.2)	$733.6

See accompanying Notes to Consolidated Financial Statements.

2017 Form 10-K 68

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Segments

Through the second quarter of fiscal 2017, Autodesk had four operating and reportable segments: Architecture, Engineering, and Construction (“AEC”), Manufacturing (“MFG”), Platform Solutions and Emerging Business (“PSEB”), and Media and Entertainment (“M&E”).

During the third quarter of fiscal 2017, as a result of changes in our organizational structure from the business model transition and various other factors described further in Note 13, "Segments," management determined the Company operates as a single operating segment and single reporting unit. However, the Company will continue to provide disaggregation of revenue by product family and geographical information within Note 13, "Segments."

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in Autodesk’s consolidated financial statements and notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.

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

2017 Form 10-K 69

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

Marketable Securities and Privately Held Company Investments

Marketable securities are stated at fair value. Marketable securities maturing within one year that are not restricted are classified as current assets. Substantially all marketable debt and equity investments held by Autodesk are classified as current based on the nature of the investments and their availability for use in current operations.

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

Autodesk regularly invests in non-marketable debt and equity securities of privately held companies. The carrying values of such investments are included in other long-term assets. For the majority of our privately held company investments, we use the cost method of accounting.

All of Autodesk’s marketable securities and privately held company investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Autodesk considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than Autodesk’s cost basis, the financial condition and near-term prospects of the investee, and Autodesk’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 2, “Financial Instruments.”

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

2017 Form 10-K 70

	2017	2016
Trade accounts receivable	$477.5	$700.1
Less: Allowance for doubtful accounts	(1.5)	(7.6)
Product returns reserve	(0.2)	(1.6)
Partner programs and other obligations	(23.5)	(37.3)
Accounts receivable, net	$452.3	$653.6

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

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the subscription transaction is billed and subsequently recognized as a reduction to subscription revenue over the contract period. These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are treated on the balance sheet as either contra account receivable or accounts payable.

Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security, and issuer.

Geographical concentrations of consolidated cash, cash equivalents, and marketable securities held by Autodesk as of January 31:

	2017	2016
United States	9%	26%
Other Americas	1%	1%
Europe, Middle East, and Africa (“EMEA”)	80%	50%
Asia Pacific (“APAC”)	10%	23%

Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $400.0 million line of credit facility. It is Autodesk’s policy to limit the amounts invested with any one institution by type of security and issuer.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of these partners' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 30%, 25%, and 25% of Autodesk's net revenue for fiscal years ended January 31, 2017, 2016, and 2015, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 20% and 22% of trade accounts receivable as of January 31, 2017 and 2016, respectively.

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $73.1 million in fiscal 2017, $60.6 million in fiscal 2016, and $52.1 million in fiscal 2015.

2017 Form 10-K 71

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2017	2016
Computer hardware, at cost	$206.1	$202.7
Computer software, at cost	73.5	85.6
Leasehold improvements, land and buildings, at cost	206.3	202.9
Furniture and equipment, at cost	58.2	59.0
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	544.1	550.2
Less: Accumulated depreciation	(385.5)	(380.9)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$158.6	$169.3

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three year period, if material. Autodesk had no material capitalized software development costs at January 31, 2017 and January 31, 2016.

Other Intangible Assets, Net

Other intangible assets include developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization. These assets are shown as “Developed technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from one to ten years. Amortization expense for developed technologies, customer relationships, trade names, patents, and user lists was $72.2 million in fiscal 2017, $82.6 million in fiscal 2016 and $92.9 million in fiscal 2015.

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2017	2016
Developed technologies, at cost	$583.6	$571.4
Customer relationships, trade names, patents, and user lists, at cost (1)	375.9	371.6
Other intangible assets, at cost (2)	959.5	943.0
Less: Accumulated amortization	(862.0)	(796.2)
Other intangible assets, net	$97.5	$146.8
_______________

(1)	Included in “Other assets” in the accompanying Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

The weighted average amortization period for developed technologies, customer relationships, and trade names during fiscal 2017 was 4.6 years. Excluding in-process research and development, expected future amortization expense for developed technologies, customer relationships, trade names, patents, and user lists for each of the fiscal years ended thereafter is as follows:

2017 Form 10-K 72

Fiscal Year ended January 31,
2018	$37.2
2019	28.9
2020	16.7
2021	8.3
2022	3.7
Thereafter	0.1
Total	$94.9

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

Therefore, the two-step quantitative impairment test is necessary when either Autodesk does not utilize the optional assessment or, as a result of the optional assessment, it is not more likely than not that the fair value of the reporting unit is greater than its carrying value. The first step of the goodwill impairment test identifies if there is potential goodwill impairment. If step one indicates that an impairment may exist, a second step is performed to measure the amount of the goodwill impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy.

As described in Note 13, "Segments" commencing in the third quarter of fiscal 2017, Autodesk changed its segment reporting as it now operates as a single operating segment and single reporting unit. In situations in which an entity's reporting unit is publicly traded, the fair value for step one of the impairment test may be approximated by the entity's market capitalization. For the annual impairment test, Autodesk's market capitalization was substantially in excess of the carrying value of the Company as of January 31, 2017. Accordingly, Autodesk has determined there was no goodwill impairment during the year ended January 31, 2017. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2016 or 2015.

2017 Form 10-K 73

The change in the carrying amount of goodwill during the fiscal years ended January 31, 2017 and January 31, 2016 were as follows:

	2017	2016
Goodwill, beginning of the year	$1,684.2	$1,605.4
Less: accumulated impairment losses, beginning of the year	(149.2)	(149.2)
Additions arising from acquisitions during the year (1)	62.8	97.3
Effect of foreign currency translation, measurement period adjustments, and other (2)	(36.7)	(18.5)
Goodwill, end of the year	$1,561.1	$1,535.0
_______________

(1)
The fiscal 2016 balance has not been adjusted here for measurement period adjustments made in fiscal 2017. Refer to Note 5, "Acquisitions" for additional information on the amounts recorded in fiscal 2017 that relate to goodwill from fiscal 2016 acquisitions.

(2)	Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocations during fiscal 2017 and 2016.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist.  Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flows the assets are expected to generate.  If the long-lived assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk did not recognize any material impairments of long-lived assets during the fiscal years ended January 31, 2017, 2016, and 2015, respectively.

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

For multiple element arrangements containing only software and software-related elements, Autodesk allocates the sales price among each of the deliverables using the residual method, under which a portion of the total arrangement consideration is allocated to undelivered elements based on their vendor-specific objective evidence (“VSOE”) of fair value and the remainder or residual of the total consideration is recognized as revenue for the delivered elements. VSOE is the price charged when an element is sold separately or a price set by management with the relevant authority. If Autodesk does not have VSOE of an undelivered element, revenue recognition is deferred on the entire sales arrangement until all elements for which Autodesk does not have VSOE are delivered. If Autodesk does not have VSOE for undelivered product subscriptions, maintenance or services, the total consideration for the arrangement is recognized ratably over the longest contractual service period in the arrangement.

For multiple element arrangements involving non-software elements, including cloud subscription services, our revenue recognition policy is based upon the accounting guidance contained in ASC 605, Revenue Recognition. For these arrangements,

2017 Form 10-K 74

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

Autodesk’s assessment of likelihood of collection is also a critical element in determining the timing of revenue recognition. If collection is not probable, the revenue will be deferred until payment is received.

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

Stock-based Compensation Expense

2017 Form 10-K 75

The following table summarizes stock-based compensation expense for fiscal 2017, 2016, and 2015, respectively, as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Cost of subscription	$7.0	$5.7	$4.3
Cost of license and other revenue	7.1	6.1	4.6
Marketing and sales	94.1	85.2	72.4
Research and development	81.3	70.4	56.0
General and administrative	32.3	29.8	28.3
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	221.8	197.2	165.6
Tax benefit	(2.6)	(1.6)	(45.2)
Stock-based compensation expense related to stock awards and ESPP purchases, net	$219.2	$195.6	$120.4

Autodesk determines the grant date fair value of its share-based payment awards using a Black-Scholes Merton ("BSM") option pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2017		January 31, 2016		January 31, 2015
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	38 - 39%	30 - 40%	27%	28 -29%	30%	29 - 33%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	0.6 - 0.7%	0.5 - 0.9%	0.2%	0.1 - 0.7%	0.1%	0.0 - 0.6%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures. The first is a measure of historical volatility in the trading market for the Company’s common stock, and the second is the implied volatility of traded forward call options to purchase shares of the Company’s common stock. The expected volatility for performance stock units ("PSUs") subject to market conditions includes the expected volatility of Autodesk's peer companies within the S&P Computer Software Select Index.

Autodesk estimates the expected life of stock-based awards using both exercise behavior and post-vesting termination behavior as well as consideration of outstanding options.

Autodesk did not pay cash dividends in fiscal 2017, 2016, or 2015 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $33.6 million in fiscal 2017, $29.8 million in fiscal 2016, and $23.9 million in fiscal 2015.

Net (Loss) Income Per Share

2017 Form 10-K 76

Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock. Diluted net (loss) income per share is computed based upon the weighted average shares of common shares outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method.

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

Accounting Standards in Fiscal 2017

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the FASB or adopted by the Company during the fiscal year ended January 31, 2017, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

Effective in the second quarter of fiscal 2017, Autodesk adopted FASB's Accounting Standards Update No. 2016-09 ("ASU 2016-09") regarding ASC Topic 718, “Improvements to Employee Share-Based Payment Accounting.” The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also increases the amount of shares an employer can withhold for tax purposes without triggering liability accounting, clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity in the statements of cash flows, and provides an entity-wide accounting policy election to account for forfeitures as they occur.

Upon adoption, under the modified retrospective transition method, the Company recognized the previously unrecognized excess tax benefits as increases in deferred tax assets for tax credit and tax loss carryovers, of which $116.5 million were available to offset liabilities for uncertain tax benefits. This reduction in liabilities for uncertain tax benefits resulted in a cumulative-effect increase of $116.5 million to the February 1, 2016, opening accumulated deficit balance. Tax attributes not available to offset uncertain tax benefits were fully offset by a valuation allowance.

Autodesk elected to account for forfeitures as they occur using a modified retrospective transition method, which resulted in a cumulative-effect adjustment of $6.9 million to reduce the February 1, 2016 opening accumulated deficit balance.

2017 Form 10-K 77

Autodesk elected to apply the change in presentation of excess tax benefits in the statements of cash flows retrospectively to all periods presented and no longer classifies them as a reduction from operating cash flows. The adoption had a $0.5 million impact to net cash provided by operating activities and net cash used in financing activities for fiscal 2015. There adoption had no impact for fiscal 2016. The retrospective presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any prior period since such cash flows have historically been presented as a financing activity. Additional amendments to the accounting for minimum statutory withholding tax requirements had no impact to opening accumulated deficit as of February 1, 2016 as Autodesk does not withhold more than the minimum statutory requirements.

Effective in the first quarter of fiscal 2017, Autodesk adopted FABS's Accounting Standards Update No. 2015-16 ("ASU 2015-05") regarding Subtopic 350-40, “Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments for ASU-2015-05 were prospectively applied and did not have a material impact on Autodesk's consolidated financial statements.

Effective in the first quarter of fiscal 2017, Autodesk adopted FASB's Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820 "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments were applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. Adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In February 2017, FASB issued Accounting Standards Update No. 2017-05 ("ASU 2017-05"), "Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU, among other things, clarifies the scope of the derecognition of nonfinancial assets, the definition of in substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The amendments are effective for Autodesk's fiscal year beginning February 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. Autodesk is currently evaluating the impact that the adoption of this guidance will have on its consolidated statements of financial condition and results of operations.

In January 2017, FASB issued Accounting Standards Update No. 2017-04 ("ASU 2017-04"), "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which simplifies the subsequent measurement of goodwill to eliminate Step 2 from the goodwill impairment test. In addition, it eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if that fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. The amendments will be effective for Autodesk's fiscal year beginning February 1, 2020 unless Autodesk elects early adoption. The new guidance is required to be applied on a prospective basis. Autodesk does not believe ASU 2017-04 will have a material impact on its consolidated financial statements and plans to early adopt in fiscal 2018.

In January 2017, FASB issued Accounting Standards Update No. 2017-01 ("ASU 2017-01"), "Business Combinations: Clarifying the Definition of a Business" which provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments will be effective for Autodesk's fiscal year beginning February 1, 2018 unless Autodesk elects early adoption, which Autodesk is still evaluating. The new guidance is required to be applied on a prospective basis. The effect of the implementation will depend upon the nature of the Company's future acquisitions, if any.

In October 2016, FASB issued Accounting Standards Update No. 2016-16 ("ASU 2016-16"), “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments will be effective for Autodesk's fiscal year beginning February 1, 2018 unless Autodesk elects early adoption. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of

2017 Form 10-K 78

adoption. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact and timing of adoption.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") regarding ASC Topic 326, "Financial Instruments - Credit Losses," which modifies the measurement of expected credit losses of certain financial instruments. Autodesk plans to adopt ASU 2016-13 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2020 and does not believe the ASU will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("ASU 2014-09") regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. In addition, the FASB issued Accounting Standards Update No. 2016-08, Accounting Standards Update No. 2016-10, Accounting Standards Update No. 2016-12, and Accounting Standard Update No. 2016-20 in March 2016, April 2016, May 2016, and December 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606.

Autodesk currently plans to adopt ASU 2014-09 as of February 1, 2018, using the modified retrospective transition method.

In terms of Autodesk's evaluation efforts, the Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. The Company's preliminary assessment is that there should be no material change in the timing and amount of the recognition of revenue for the majority of the Company's product subscription offerings and enterprise arrangements. This preliminary assessment is based on the Company's analysis that the related software and cloud services in a majority of the product subscription and enterprise offerings are not distinct in the context of the contract as they are considered highly interrelated and represent a single combined performance obligation that should be recognized over time. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

A limited number of Autodesk's product subscriptions do not incorporate substantial cloud services, and under ASU 2014-09 will be recognized as distinct license and service performance obligations. Revenue allocated to the licenses in these offerings will be recognized at a point in time instead of over the contract term. Autodesk does not currently believe the impact of the change to timing of revenue recognition for these limited offerings will be material. The company is currently evaluating its other revenue streams, but does not believe ASU 2014-09 will have a material impact.

Furthermore, the Company has made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new standard. The company currently expects that necessary operational changes will be implemented prior to the adoption date.

2017 Form 10-K 79

As part of our preliminary evaluation, Autodesk has also considered the impact of the guidance in ASC Topic 340-40, "Other Assets and Deferred Costs; Contracts with Customers," and the interpretations of the FASB Transition Resource Group for Revenue Recognition ("TRG") from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result of this new guidance, Autodesk preliminarily believes that the Company will capitalize additional costs of obtaining the contract, which primarily relates to sales commissions. The amortization period for the Company's deferred costs will be recognized over the period of benefit. Autodesk's current accounting policy is to expense such costs as incurred.

While Autodesk continues to assess the potential impacts of the new standard, including the areas described above, and disclosure requirements of the standard, Autodesk does not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements except as specifically noted above.

2017 Form 10-K 80

2.     Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2017 and 2016.

	January 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$6.0	$—	$—	$6.0	$6.0	$—	$—
Certificates of deposit	63.1	—	—	63.1	63.1	—	—
Commercial paper	207.4	—	—	207.4	—	207.4	—
Corporate debt securities	40.2	—	—	40.2	40.2	—	—
Custody cash deposit	3.2	—	—	3.2	3.2	—	—
Money market funds	256.5	—	—	256.5	—	256.5	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	15.0	—	—	15.0	—	15.0	—
U.S. government securities	309.5	—	—	309.5	309.5	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	13.2	—		13.2	13.2	—	—
Asset backed securities	19.6	—	—	19.6	—	19.6	—
Certificates of deposit	157.3	—	—	157.3	157.3	—	—
Commercial paper	109.2	—	—	109.2	—	109.2	—
Corporate bonds	234.7	—	(0.2)	234.5	234.5	—	—
Municipal bonds	43.4	—	—	43.4	43.4	—	—
Sovereign debt	30.0	—	—	30.0	—	30.0	—
U.S. government securities	32.3	—	—	32.3	32.3	—	—
Short-term trading securities
Mutual funds	44.8	2.5	—	47.3	47.3	—	—
Long-term available-for-sale
Agency bonds	7.1	—	—	7.1	7.1	—	—
Asset backed securities	65.8	0.1	—	65.9	—	65.9	—
Corporate bonds	172.1	0.1	(0.1)	172.1	172.1	—	—
Municipal bonds	10.7	—	—	10.7	10.7	—	—
Sovereign debt	1.5	—	—	1.5	—	1.5	—
U.S. government securities	48.8	0.1	—	48.9	48.9	—	—
Convertible debt securities (2)	4.9	2.3	(1.6)	5.6	—	—	5.6
Derivative contracts (3)	2.2	12.3	(11.7)	2.8	—	1.5	1.3
Total	$1,903.5	$17.4	$(13.6)	$1,907.3	$1,193.8	$706.6	$6.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

2017 Form 10-K 81

	January 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$8.5	$—	$—	$8.5	$8.5	$—	$—
Certificates of deposit	267.6	—	—	267.6	267.6	—	—
Commercial paper	106.6	—	—	106.6	—	106.6	—
Custody cash deposit	2.1	—	—	2.1	2.1	—	—
Money market funds	382.4	—	—	382.4	—	382.4	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
U.S. government securities	103.0	—	—	103.0	103.0	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	40.0	—	(0.1)	39.9	39.9	—	—
Asset backed securities	7.3	—	—	7.3	—	7.3	—
Certificates of deposit	190.3	—	—	190.3	190.3	—	—
Commercial paper	141.1	—	—	141.1	—	141.1	—
Corporate debt securities	377.1	0.1	(0.3)	376.9	376.9	—	—
Municipal bonds	9.7	—	—	9.7	9.7	—	—
Sovereign debt	20.1	—	—	20.1	—	20.1	—
U.S. government securities	74.6	—	—	74.6	74.6	—	—
Short-term trading securities
Mutual funds	38.8	0.4	(1.2)	38.0	38.0	—	—
Long-term available-for-sale
Agency bonds	56.8	0.1	—	56.9	56.9	—	—
Asset backed securities	36.5	0.1	—	36.6	—	36.6	—
Corporate debt securities	320.9	0.3	(0.8)	320.4	320.4	—	—
Municipal bonds	2.9	—	—	2.9	2.9	—	—
Sovereign debt	16.9	—	—	16.9	—	16.9	—
U.S. government securities	98.4	0.3	(0.1)	98.6	98.6	—	—
Convertible debt securities (2)	2.5	2.0	(1.1)	3.4	—	—	3.4
Derivative contracts (3)	1.5	7.8	(7.4)	1.9	—	1.6	0.3
Total	$2,310.6	$11.1	$(11.0)	$2,310.7	$1,594.4	$712.6	$3.7
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

Autodesk classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Generally marketable securities with remaining maturities of less than 12 months are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities prior to their stated maturities for strategic purposes or in anticipation of credit deterioration.

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities, and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or

2017 Form 10-K 82

liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the year ended January 31, 2017.

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

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal year ended January 31, 2017 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2016	$0.3	$3.4	$3.7
Purchases	1.1	4.0	5.1
Settlements	(0.7)	(1.7)	(2.4)
Gains (losses) included in earnings	0.6	0.1	0.7
Gains included in OCI	—	(0.2)	(0.2)
Balances, January 31, 2017	$1.3	$5.6	$6.9

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2017
	Cost	Fair Value
Due within in 1 year	$635.6	$635.9
Due in 1 year through 5 years	305.4	305.8
Due in 5 years through 10 years	2.6	2.6
Due after 10 years	7.0	7.0
Total	$950.6	$951.3

As of January 31, 2017 and 2016, Autodesk had no material securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

As of January 31, 2017 and 2016 Autodesk had $117.2 million and $104.3 million, respectively, in direct investments in privately held companies accounted for under the cost method. The privately held investments are included in other long-term assets and are periodically assessed for other-than-temporary impairment. If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. Other than the amounts disclosed in the following paragraph, Autodesk does not intend to sell these cost method investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost bases, which may be maturity. Therefore, Autodesk does not consider those investments to be other-than-temporarily impaired at January 31, 2017. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance, and any other readily available market data.

2017 Form 10-K 83

During fiscal 2017 and 2016, Autodesk recorded $1.3 million and $0.2 million, respectively, in other-than-temporary impairment on its privately held equity and debt investments. The impairment expense was recorded in “Interest and other expense, net” on the Company's Consolidated Statements of Operations.

The sales or redemptions of “available-for-sale securities” in fiscal 2017, 2016, and 2015 resulted in gains of $1.5 million, $0.1 million, and $0.7 million, respectively. The losses and gains were recorded in "Interest and other expense, net" on the Company's Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for fiscal 2017 and fiscal 2016 were $2.3 billion and $1.7 billion, respectively.

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

The net notional amount of these contracts are presented net settled and were $369.4 million at January 31, 2017 and $142.4 million at January 31, 2016. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $14.6 million remaining in “Accumulated other comprehensive loss” as of January 31, 2017 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts which are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $270.6 million at January 31, 2017 and $231.6 million at January 31, 2016.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of

2017 Form 10-K 84

each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in income as “Interest and other expense, net.”

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2017 and January 31, 2016:

	Balance Sheet Location	Fair Value at
		January 31, 2017	January 31, 2016
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$10.1	$3.4
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	3.2	4.9
Total derivative assets		$13.3	$8.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$4.5	$3.4
Derivatives not designated as hedging instrument	Other accrued liabilities	6.0	3.0
Total derivative liabilities		$10.5	$6.4

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2017, 2016, and 2015, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2017	2016	2015
Amount of gain recognized in accumulated other comprehensive income on derivatives (effective portion)	$6.3	$2.2	$46.4
Amount and location of gain reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$9.2	$39.8	$10.5
Operating expenses	(1.8)	(10.5)	(3.5)
Total	$7.4	$29.3	$7.0
Amount and location of (loss) gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.3)	$(0.7)	$0.9

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2017, 2016, and 2015, respectively (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2017	2016	2015
Amount and location of (loss) gain recognized in income on derivatives
Interest and other expense, net	$(11.1)	$(1.7)	$(25.5)

3.     Employee and Director Stock Plans

Stock Plans

As of January 31, 2017, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (as amended, the “2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors' Plan”), which is available only to non-employee directors. Additionally, there are two expired or terminated plans with options outstanding. The exercise price of all stock options granted under these plans was equal to the fair market value of the stock on the grant date.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. On June 10, 2015, Autodesk's stockholders approved amendments to the 2012 Employee Plan, which increased the number of shares reserved for issuance under the plan by 12.5 million shares. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 45.1 million shares which includes 39.1 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2017, 36.7 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 plan vest over periods ranging from immediately upon grant to over a three year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2017, 12.4 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Director's Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units, and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2017, 0.8 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Outside Directors' Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors' Plan. The 2012 Directors' Plan will expire on June 30, 2022. At January 31, 2017, 0.9 million shares were available for future issuance under the 2012 Director's Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2017 is as follows:

	Number of Shares (in millions)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at January 31, 2016	1.6	$37.06
Exercised	(1.0)	35.85
Options vested, exercisable and outstanding at January 31, 2017	0.6	$39.25	3.1	$25.8
Options available for grant at January 31, 2017	13.3
_______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $81.34 per share as of January 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

2017 Form 10-K 85

As of January 31, 2017, compensation cost related to stock options has been fully recognized.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the fiscal years ended January 31, 2017, 2016, and 2015:

	Fiscal year ended January 31,
	2017	2016	2015
Pre-tax intrinsic value of options exercised (1)	$32.0	$32.6	$67.6
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

The following table summarizes information about options vested and exercisable, and outstanding at January 31, 2017:

	Number of Shares (in millions)	Weighted average exercise price per share
Range of per-share exercise prices:
$27.40 - $38.55	0.2	$33.00
$38.56 - $42.38	0.3	41.62
$42.39 - $43.81	0.1	43.81
	0.6	$39.25

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock:

A summary of restricted stock activity for the fiscal year ended January 31, 2017 is as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2016	7,739.6	$51.80
Granted	4,226.3	65.95
Vested	(3,585.0)	52.12
Canceled/Forfeited	(725.2)	53.25
Performance Adjustment (1)	(33.3)	63.74
Unvested restricted stock at January 31, 2017	7,622.4	$60.13
_______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2016 performance period. The performance stock units were attained at rates ranging from 86.1% to 98.0% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2017, 2016, and 2015, the weighted average grant date fair value was $65.95, $52.53, and $54.17, respectively. The fair value of the shares vested during fiscal years ended January 31, 2017, 2016, and 2015 was $232.2 million, $193.3 million, and $147.8 million, respectively.

During the fiscal year ended January 31, 2017, Autodesk granted 3.8 million restricted stock units. Restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $173.0 million, $146.4 million, and $118.9 million during fiscal years ended January 31, 2017, 2016, and 2015, respectively. As of January 31, 2017, total compensation cost not yet recognized of $309.8 million related to non-vested awards, is expected to be recognized over a weighted average period of 1.8 years. At January 31, 2017, the number of restricted stock units granted but unvested was 6.8 million.

2017 Form 10-K 86

During the fiscal year ended January 31, 2017, Autodesk granted 0.4 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service. The performance criteria for these grants are based upon net new model subscription additions, new model Annualized Recurring Revenue ("ARR"), non-GAAP total spend, and total subscription renewal rate goals ("FY17 performance criteria") adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index (“Relative TSR”). Each performance stock unit covers a three year period:

•	Up to one third of the performance stock units may vest following year one, depending upon the achievement of the FY17 performance criteria as well as 1-year Relative TSR (covering year one).

•
Up to one third of the performance stock units may vest following year two, depending upon the achievement of the performance criteria for year two as well as 2-year Relative TSR (covering years one and two).

•
Up to one third of the Performance stock units may vest following year three, depending upon the achievement of the performance criteria for year three as well as 3-year Relative TSR (covering years one, two and three).

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using a Monte Carlo simulation model since the awards are subject to a market condition. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $22.9 million, $23.2 million, and $17.5 million during fiscal years ended January 31, 2017, 2016, and 2015 respectively. As of January 31, 2017, total compensation cost not yet recognized of $3.2 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 0.8 years. At January 31, 2017, the number of performance stock units granted but unvested was 0.8 million.

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

At January 31, 2017, a total of 45.6 million shares were available for future issuance. This amount automatically increases on the first trading day of each fiscal year by an amount equal to the lesser of 5.0 million shares or 2% of the total of (1) outstanding shares plus (2) any shares repurchased by Autodesk during the prior fiscal year. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP expires during fiscal 2018.

Autodesk issued 2.3 million shares under the ESPP at an average price of $36.99 per share in fiscal 2017, 2.1 million shares at an average price of $36.29 per share in fiscal 2016, and 2.1 million shares at an average price of $33.91 per share in fiscal 2015. The weighted average grant date fair value of awards granted under the ESPP during fiscal 2017, 2016, and 2015, calculated as of the award grant date using the BSM option pricing model, was $19.20, $11.85, and $15.14 per share, respectively. Autodesk recorded $25.9 million, $27.1 million, and $23.9 million of compensation expense associated with the ESPP in fiscal 2017, 2016, and 2015, respectively.

2017 Form 10-K 87

Equity Compensation Plan Information

The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2017:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	8.2	$39.25	58.9	(1)
Total	8.2	$39.25	58.9
____________________

(1)	Included in this amount are 45.6 million securities available for future issuance under Autodesk’s ESPP.

4.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2017	2016	2015
Federal:
Current	$1.6	$(4.7)	$(43.8)
Deferred	8.4	220.9	(11.9)
State:
Current	(1.9)	0.5	(13.2)
Deferred	1.3	20.9	9.0
Foreign:
Current	93.9	68.4	69.5
Deferred	(45.0)	4.2	(8.4)
	$58.3	$310.2	$1.2

Foreign pretax income (loss) was $(27.6) million in fiscal 2017, $218.2 million in fiscal 2016, and $302.5 million in fiscal 2015.

2017 Form 10-K 88

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2017	2016	2015
Income tax provision (benefit) at U.S. Federal statutory rate	$(177.0)	$(7.1)	$29.0
State income tax benefit, net of the U.S. Federal benefit	(17.3)	(7.6)	(4.0)
Foreign income taxed at rates different from the U.S. statutory rate	22.3	(29.4)	(40.0)
U.S. valuation allowance	233.0	345.0	2.9
Increase in attributes due to ASU 2016-9 adoption	(119.4)	—	—
Change in valuation allowance from ASU 2016-9 adoption	119.4	—	—
Tax effect of non-deductible stock-based compensation	18.8	19.3	15.7
Stock compensation windfall shortfall	(23.0)	—	—
Research and development tax credit benefit	(10.3)	(9.4)	(7.2)
Closure of income tax audits and changes in uncertain tax positions	8.2	(4.7)	(0.7)
Tax effect of officer compensation in excess of $1.0 million	2.2	1.4	2.4
Non-deductible expenses	2.0	2.6	2.2
Other	(0.6)	0.1	0.9
	$58.3	$310.2	$1.2

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2017	2016
Stock-based compensation	$37.6	$37.5
Research and development tax credit carryforwards	136.7	91.3
Foreign tax credit carryforwards	127.3	51.1
Accrued compensation and benefits	39.5	41.5
Other accruals not currently deductible for tax	18.7	23.6
Purchased technology and capitalized software	76.9	64.3
Fixed assets	24.3	18.6
Tax loss carryforwards	173.6	17.6
Deferred Revenue	128.3	56.7
Other	27.6	13.9
Total deferred tax assets	790.5	416.1
Less: valuation allowance	(748.0)	(398.0)
Net deferred tax assets	42.5	18.1
Indefinite lived intangibles	(70.1)	(54.1)
Unremitted earnings of foreign subsidiaries	—	(22.4)
Total deferred tax liabilities	(70.1)	(76.5)
Net deferred tax assets	$(27.6)	$(58.4)

Autodesk’s tax expense is primarily driven by tax expense in foreign locations, withholding taxes paid on payments made to the U.S. from foreign sources, and tax amortization on indefinite-lived intangibles.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance in the U.S., Autodesk considered cumulative losses in the U.S. arising from the Company's business model transition as a significant piece of negative evidence. Consequently, in our fiscal year 2016, Autodesk determined that a valuation allowance was required on our accumulated domestic tax attributes. In the current year, losses generated in the U.S. created incremental deferred tax assets, primarily net operating losses and R&D

2017 Form 10-K 89

credits, and those deferred tax attributes have also been offset by a full valuation allowance. As a result, Autodesk has no material federal income tax expense or benefit in the current fiscal year. The valuation allowance increased by $352.4 million, $327.2 million, and $3.6 million in fiscal 2017, 2016, and 2015, respectively, primarily related to U.S. and Canadian deferred tax attribute. As Autodesk continually strives to optimize our overall business model, tax planning strategies may become feasible and prudent allowing us to realize many of the deferred tax assets that are offset by a valuation allowance; therefore, Autodesk will continue to evaluate our ability to utilize our net deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

In the second quarter of this fiscal 2017, Autodesk adopted ASU 2016-9 and recorded on our balance sheet U.S. deferred tax assets related to stock-based compensation that were not recorded on the balance sheet until they reduced Autodesk’s current tax expense. Under ASU 2016-9, those federal and state deferred tax assets were recorded on Autodesk’s balance sheet in the second quarter of fiscal 2017 and consequently increased our valuation allowance by an equivalent amount. See Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for the impact on the valuation allowance as a result of the adoption in the rate reconciliation above.

Realization of foreign non-current net deferred tax assets of $49.7 million is dependent upon the Company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and Autodesk then determines that it is not more likely than not to realize such deferred tax assets.

As of January 31, 2017, Autodesk had $575.0 million of cumulative federal tax loss carryforwards and $526.8 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. As discussed above, these cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely that not that these losses will not be utilized. These federal and state tax loss carryforwards will expire beginning fiscal 2019 through fiscal 2038 and fiscal 2019 through fiscal 2038, respectively.

As of January 31, 2017, Autodesk had $127.1 million of cumulative federal research tax credit carryforwards, $66.8 million of cumulative California state research tax credit carryforwards, and $54.6 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal tax credit carryforwards will expire beginning fiscal 2021 through fiscal 2038, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2027 through fiscal 2038. Autodesk also has $211.5 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2019 through fiscal 2028. As discussed above, these cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely that not that these losses will not be utilized.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization. No ownership change has occurred through the balance sheet date that would limit a material amount of U.S. federal and state tax attributes.

As of January 31, 2017, the Company had $261.4 million of gross unrecognized tax benefits, of which $247.3 million would impact the effective tax rate, if recognized. However, this rate impact would be offset to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.

It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however an estimate of the range of the possible change cannot be made at this time.

2017 Form 10-K 90

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Gross unrecognized tax benefits at the beginning of the fiscal year	$254.3	$245.8	$222.1
Increases for tax positions of prior years	11.9	1.4	3.2
Decreases for tax positions of prior years	(4.1)	(7.0)	(2.5)
Increases for tax positions related to the current year	11.1	15.8	33.2
Decreases relating to settlements with taxing authorities	(10.8)	(0.5)	(5.4)
Reductions as a result of lapse of the statute of limitations	(1.0)	(1.2)	(4.8)
Gross unrecognized tax benefits at the end of the fiscal year	$261.4	$254.3	$245.8

It is the Company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $2.5 million, $3.3 million, and $2.0 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2017, 2016, and 2015, respectively. There was $1.5 million and, $1.3 million of net expense and, $(0.8) million of net benefit for interest and penalties related to tax matters recorded through the consolidated statement of operations for the years ended January 31, 2017, 2016, and 2015 respectively.

Autodesk's U.S. and state income tax returns for fiscal year 2003 through fiscal year 2017 remain open to examination. The Internal Revenue Service has started an examination of the Company's U.S. consolidated federal income tax returns and employment tax for fiscal years 2014 and 2015.  While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years being examined.

Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2005 to 2017.

Autodesk provides U.S. income taxes on the earnings of foreign subsidiaries, except to the extent subsidiaries' earnings are considered permanently reinvested outside the United States. As of January 31, 2017, the cumulative amount of earnings upon which U.S. income taxes have not been provided was $1,738.9 million. The unrecognized deferred tax liability for these earnings was approximately $435.1 million.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries is subject to reduced tax rates through fiscal 2019. We have $27.1 million benefit ($0.12 basic net income per share) attributable to the tax status of these business arrangements in fiscal 2017, compared to none in fiscal 2016, and $1.2 million ($0.01 basic net income per share) in fiscal 2015.

5.     Acquisitions

During the fiscal years ended January 31, 2017 and January 31, 2016, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk's Consolidated Financial Statements.

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

Fiscal 2017 Acquisitions

During the fiscal year ended January 31, 2017, Autodesk completed several business combinations and technology acquisitions for total cash consideration of $87.0 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2017:

Developed technologies	$18.8
Customer relationships and other non-current intangible assets	10.2
Trade name	3.8
Goodwill	62.8
Deferred Revenue (current and non-current)	(2.1)
Deferred tax liability	(7.1)
Net tangible assets	0.6
$87.0

For certain business combinations included in the table above, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). For certain business combinations, the primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill, and the valuation of certain intangible assets.

Fiscal 2016 Acquisitions

On November 12, 2015, Autodesk closed a share purchase agreement with FIT AG (“FIT”) to acquire all of the outstanding shares of netfabb GmbH ("netfabb") for approximately $42.5 million cash consideration. Autodesk simultaneously entered into an investment agreement with FIT to invest approximately $27.4 million cash to acquire an equity interest in FIT. netfabb is a German-based provider of industrial grade additive manufacturing software solutions supporting most major 3D printers. FIT is a German-based provider of rapid prototyping and additive design and manufacturing services. The acquisition of netfabb provides Autodesk with software solutions that will reduce production costs and increase efficiency in 3D printing and additive manufacturing.  The amount of goodwill that is deductible for U.S. income tax purposes is $29.8 million.

During the fiscal year ended January 31, 2016, Autodesk also completed several other business combination and technology acquisitions for total cash consideration of $106.8 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

2017 Form 10-K 91

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2016:

	netfabb (1)	Other (2)
Developed technologies	$6.6	$27.3
Customer relationships	6.2	12.9
Trade name	1.4	4.7
Goodwill	36.1	63.7
Deferred revenue (current and non-current)	(1.0)	(0.7)
Deferred tax liability	(3.9)	(1.6)
Net tangible (liabilities) assets	(2.9)	0.5
Total	$42.5	$106.8
_______________

(1)
During fiscal 2017, Autodesk recorded measurement period adjustments in our condensed consolidated balance sheet. The measurement period adjustments were recorded as a $3.3 million increase to goodwill, with an offsetting $3.3 million increase to net tangible liabilities.

(2)
During fiscal 2017, Autodesk recorded a measurement period adjustment in our condensed consolidated balance sheet. The measurement period adjustment was recorded as an $0.8 million decrease to goodwill, with an offsetting $0.8 million decrease to deferred tax liability.

2017 Form 10-K 92

6.     Deferred Compensation

At January 31, 2017, Autodesk had marketable securities totaling $993.0 million, of which $47.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $47.3 million at January 31, 2017, of which $3.1 million was classified as current and $44.2 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2016 was $38.0 million, of which $1.9 million was classified as current and $36.1 million was classified as non-current liabilities. The securities are recorded in the Consolidated Balance Sheets under the current portion of "Marketable securities". The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.     Borrowing Arrangements

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% senior notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% senior notes due June 15, 2025 (collectively, the “2015 Notes”). Autodesk received net proceeds of $742.0 million from issuance of the 2015 Senior Notes, net of a discount of $1.7 million and issuance costs of $6.3 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $768.1 million as of January 31, 2017.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022 (collectively, the "2012 Notes"). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. Autodesk may redeem the 2012 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2012 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2012 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of our assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the 2012 Notes was approximately $758.6 million as of January 31, 2017.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a leverage ratio, and an interest coverage ratio. As a result of the business model transition, we would not have complied with the leverage ratio requirement of the credit agreement at the end of the fourth quarter of fiscal 2017 and obtained a waiver for that period. The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit facility is May 2020. At January 31, 2017, and January 31, 2016, Autodesk had no outstanding borrowings on this line of credit.

2017 Form 10-K 93

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

At January 31, 2017, the aggregate future minimum lease payments required were as follows:

2018	$60.7
2019	48.4
2020	31.4
2021	21.1
2022	12.2
Thereafter	41.2
215.0
Less: Sublease income	2.5
$212.5

Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Rent expense	$65.3	$58.7	$55.0

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2017 were approximately $166.4 million for periods through fiscal 2020. These purchase commitments primarily result from contracts for the acquisition of IT infrastructure, marketing, and software development services.

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of subscription revenue and cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $16.2 million in fiscal 2017, $17.4 million in fiscal 2016, and $17.9 million in fiscal 2015.

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

2017 Form 10-K 94

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, investigations, and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices, and other matters. Autodesk routinely reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, Autodesk records a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, Autodesk bases its loss accruals on the best information available at the time. As additional information becomes available, Autodesk reassesses its potential liability and may revise its estimates. In the Company's opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company's results of operations, cash flows, or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company's financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

9.     Stockholders' Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2017, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired approximately 9.7 million shares in fiscal 2017 at an average repurchase price of $64.73 per share, 8.5 million shares in fiscal 2016 at an average repurchase price of $53.58 per share, and 6.9 million shares in fiscal 2015 at an average repurchase price of $53.83.

At January 31, 2017, 26.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors, including the 30.0 million share increase approved by the Board of Directors in September 2016. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

2017 Form 10-K 95

10.    Interest and Other Expense, net

Interest and other expense, net, consists of the following:

	Fiscal Year Ended January 31,
	2017	2016	2015
Interest and investment expense, net	$(29.7)	$(33.9)	$(13.2)
Loss on foreign currency	(3.3)	—	(3.9)
Gain (loss) on strategic investments	0.3	3.8	(23.3)
Other income	8.5	8.5	2.7
Interest and other expense, net	$(24.2)	$(21.6)	$(37.7)

11.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2015	$42.8	$1.6	$(23.7)	$(74.0)	$(53.3)
Other comprehensive income (loss) before reclassifications	1.6	(1.3)	(6.8)	(35.2)	(41.7)
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(29.3)	(0.1)	1.3	—	(28.1)
Tax effects	0.6	—	0.9	0.5	2.0
Net current period other comprehensive (loss) income	(27.1)	(1.4)	(4.6)	(34.7)	(67.8)
Balances, January 31, 2016	15.7	0.2	(28.3)	(108.7)	(121.1)
Other comprehensive income (loss) before reclassifications	7.4	3.3	(5.8)	(52.3)	(47.4)
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(7.4)	(1.5)	1.2	—	(7.7)
Tax effects	(1.1)	(0.5)	(0.9)	0.2	(2.3)
Net current period other comprehensive (loss) income	(1.1)	1.3	(5.5)	(52.1)	(57.4)
Balances, January 31, 2017	$14.6	$1.5	$(33.8)	$(160.8)	$(178.5)

Reclassifications related to gains and losses on available-for-sale securities are included in Interest and other expense, net. Refer to Note 2, "Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. Refer to Note 14, "Retirement Benefit Plans."

2017 Form 10-K 96

12.     Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock. Diluted net (loss) income per share is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net (loss) income per share amounts:

	Fiscal Year Ended January 31,
	2017	2016	2015
Numerator:
Net (loss) income	$(582.1)	$(330.5)	$81.8
Denominator:
Denominator for basic net (loss) income per share—weighted average shares	222.7	226.0	227.1
Effect of dilutive securities (1)	—	—	5.3
Denominator for dilutive net (loss) income per share	222.7	226.0	232.4
Basic net (loss) income per share	$(2.61)	$(1.46)	$0.36
Diluted net (loss) income per share	$(2.61)	$(1.46)	$0.35
____________________

(1)
The effect of dilutive securities of 4.6 million and 4.7 million shares for the fiscal year ended January 31, 2017 and 2016, respectively, have been excluded from the calculation of diluted net (loss) income per share as those shares would have been anti-dilutive due to the net loss incurred during these fiscal years.

The computation of diluted net (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. For each of the fiscal years ended January 31, 2017, 2016, and 2015, 0.1 million potentially anti-dilutive shares were excluded from the computation of net (loss) income per share.

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

2017 Form 10-K 97

Information regarding Autodesk’s revenue by geographic area and product family is as follows:

	Fiscal year ended January 31,
	2017	2016	2015
Net revenue by geographic area (1):
Americas
U.S.	$742.1	$803.9	$736.4
Other Americas	129.8	168.9	161.6
Total Americas	871.9	972.8	898.0
Europe, Middle East, and Africa	800.4	934.6	980.0
Asia Pacific	358.7	596.7	634.2
Total net revenue	$2,031.0	$2,504.1	$2,512.2

Net revenue by product family:
Architecture, Engineering and Construction	$880.9	$949.1	$872.6
Manufacturing	625.8	724.6	675.6
AutoCAD and AutoCAD LT (2)	326.7	594.8	695.1
Media and Entertainment	138.9	160.0	167.3
Other (2)	58.7	75.6	101.6
	$2,031.0	$2,504.1	$2,512.2
__________________

(1)	Revenue by geographic area is based on the bill to country.

(2)	Prior periods have been adjusted to conform with current period's presentation.

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	January 31,
	2017	2016
Long-lived assets (1):
Americas
U.S.	$118.8	$118.8
Other Americas	5.9	3.2
Total Americas	124.7	122.0
Europe, Middle East, and Africa	18.7	25.7
Asia Pacific	15.2	21.6
Total long-lived assets	$158.6	$169.3
____________________

(1)	Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets.

14.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 50% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $16.4 million in fiscal 2017, $17.3 million in fiscal 2016, and $11.2 million in fiscal 2015. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

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

Benefit Obligation and Plan Assets

The changes in the projected benefit obligations and plan assets for the plans described above were as follows:

	Fiscal year ended January 31,
	2017	2016
Beginning projected benefit obligation	$145.2	$144.7
Service cost	5.6	5.7
Interest cost	3.0	3.3
Actuarial loss (gain)	7.1	6.3
Benefits paid	(2.6)	(6.5)
Foreign currency exchange rate changes	(9.5)	(10.1)
Curtailments and settlements	(6.8)	(2.2)
Contributions by plan participants	4.4	4.0
Ending projected benefit obligation	$146.4	$145.2

Beginning fair value of plan assets	$101.4	$104.2
Actual return on plan assets	4.2	1.3
Contributions paid by employer	15.3	4.5
Contributions paid by plan participants	4.4	4.0
Benefit payments	(2.6)	(6.5)
Curtailments and settlements	(6.8)	—
Foreign currency exchange rate changes	(8.5)	(6.1)
Ending fair value of plan assets	$107.4	$101.4
Funded status	$(39.0)	$(43.8)

The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2017	2016
Other long-term liabilities	$39.0	$43.8
Accumulated other comprehensive loss, before tax	36.9	32.2
Net amount recognized	$75.9	$76.0

On a worldwide basis, our defined benefit pension plans were 73% funded as of January 31, 2017.

2017 Form 10-K 98

As of January 31, 2017, the aggregate accumulated benefit obligation was $128.2 million for the defined benefit pension plans compared to $127.1 million as of January 31, 2016. Included in the aggregate data in the following tables are the amounts applicable to our defined benefit pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2017	2016
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$119.2	$127.1
Plan Assets	98.3	101.4
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$146.4	$145.2
Plan Assets	107.4	101.4

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

Defined benefit pension plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period as follows:

	Fiscal Year Ended January 31,
	2017				2016
	Level 1	Level 2	Level 3	Total	Total
Insurance contracts	$—	$46.3	$—	$46.3	$42.6
Other investments	—	9.4	—	9.4	—
Total assets measured at fair value	$—	$55.7	$—	55.7	42.6
Cash				—	0.3
Investment Fund valued using net asset value				51.7	58.5
Total pension plan assets at fair value				$107.4	$101.4

The insurance contracts in the preceding table represent the immediate cash surrender value of assets managed by qualified insurance companies. Autodesk does not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 43% and 42% of total plan assets as of January 31, 2017 and January 31, 2016, respectively.

The assets held in the investment fund in the preceding table are invested in a diversified growth fund actively managed by Russell Investments in association with Aon Hewitt. The objective of the fund is to generate capital appreciation on a long-term basis through a diversified portfolio of investments. The fund aims to deliver equity-like returns in the medium to long term with around two-thirds the volatility of equity markets. The fair value of the assets held in the investment fund are priced monthly at net asset value without restrictions on redemption.

2017 Form 10-K 99

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2018	$4.2
2019	3.8
2020	3.5
2021	3.5
2022	3.4
2023-2027	19.1

Funding Expectations

Our expected required funding for the plans during fiscal 2018 is approximately $4.3 million.

Net Periodic Benefit Cost

The components of net periodic pension cost for the defined benefit pension plans for fiscal 2017, 2016, and 2015 are as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Service cost for benefits earned during the period	$5.6	$5.7	$4.6
Interest cost on projected benefit obligation	3.0	3.3	3.9
Expected return on plan assets	(4.2)	(3.9)	(4.6)
Amortization of prior service credit	(0.3)	(0.1)	(0.1)
Amortization of loss	1.5	1.4	0.6
Settlement loss	1.2	—	—
Net periodic benefit cost	$6.8	$6.4	$4.4

Amounts Recorded in OCI

The components of other comprehensive income for the defined benefit pension plans before taxes for fiscal 2017, 2016, and 2015 are as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Prior service credit for period	$—	$(2.2)	$—
Effect of settlement	(1.1)	—	—
Net loss (gain) for period	7.2	9.1	18.4
Amortization of prior service credit	0.3	0.1	0.1
Amortization of net loss	(1.7)	(1.4)	(0.6)
Other comprehensive loss (income)	$4.7	$5.6	$17.9

Amounts Recorded in AOCI

The amounts recorded in accumulated other comprehensive loss before taxes at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2017	2016
Net prior service credit	$(3.6)	$(3.9)
Net actuarial loss	40.5	36.1
Accumulated other comprehensive loss, before tax	$36.9	$32.2

2017 Form 10-K 100

The estimated amounts that will be amortized from AOCI into net periodic benefit cost over the next fiscal year for the qualified defined benefit pension plans are as follows:

Pension Benefits
Amortization of prior service credit	$0.3
Amortization of the net loss	(0.3)
Total amortization	$—

Assumptions

Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Discount rate	3.2%	3.2%	3.3%
Expected long-term rate of return on plan assets	4.3%	3.8%	3.9%
Rate of compensation increase	2.2%	2.2%	2.2%

The weighted-average expected long-term rate of return for the plan assets is 4.3%. The weighted-average expected long-term rate of return on plan assets is based on the interest rates guaranteed under the insurance contracts, and the expected rate of return appropriate for each category of assets weighted for the distribution within the diversified investment fund. The assumptions used for the plans are based upon customary rates and practices for the location of the plans. Factors such as asset class allocations, long-term rates of return (actual and expected), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumption for our defined benefit pension plans.

Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2017	2016	2015
Discount rate	1.7%	2.2%	2.4%
Rate of compensation increase	2.6%	2.6%	1.2%

In selecting the appropriate discount rate for the plans, the Company uses country-specific information, adjusted to reflect the duration of the particular plan. The discount rate was based on highly rated long-term bond indexes and yield curves that match the duration of the plan’s benefit obligations.

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $26.6 million in fiscal 2017, $23.0 million in fiscal 2016, and $23.5 million in fiscal 2015.

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 6, “Deferred Compensation,” for further discussion.

2017 Form 10-K 101

15.     Restructuring charges and other facility exit costs, net

During fiscal 2017, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the Company's business. The restructuring plan included a reduction of approximately 840 positions and the consolidation of 18 leased facilities. During fiscal 2017, restructuring charges under the Fiscal 2017 Plan included $63.3 million in employee termination benefits and $7.6 million in lease termination and other exit costs. By January 31, 2017, the personnel and facilities related actions included in this restructuring plan were substantially complete.

Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. During fiscal 2017, we incurred $9.6 million in lease termination costs not related to the Fiscal 2017 Plan.

The following tables set forth the restructuring charges and other facility exit costs, net during the fiscal years ended January 31, 2017 and 2016:

	Balances, January 31, 2016	Additions	Payments	Adjustments (1)	Balances, January 31, 2017
Fiscal 2017 Plan
Employee terminations costs	$—	$63.3	$(62.2)	$—	$1.1
Facility terminations and other exit costs		7.1	(3.2)	(2.0)	1.9
Other Facility Termination Costs
Facility termination costs	—	7.4	(1.8)	(1.1)	4.5
Fiscal 2014 Plan
Facility termination and other exit costs	1.2	—	(0.3)	—	0.9
Fiscal 2013 Plan
Facility termination and other exit costs	0.1	—	(0.1)	—	—
Total	$1.3	$77.8	$(67.6)	$(3.1)	$8.4
Current portion (2)	$0.8				$6.6
Non-current portion (2)	0.5				1.8
Total	$1.3				$8.4
____________________

(1)	Adjustments include the impact of change in estimates, computer equipment, software, furniture, straight-line rent and leasehold improvement write-offs, and foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

	Balances, January 31, 2015	Additions	Payments	Adjustments (1)	Balances, January 31, 2016
Fiscal 2013 Plan
Facility termination and other exit costs	$0.2	$—	$(0.1)	$—	$0.1
Fiscal 2014 Plan
Facility termination and other exit costs	1.4	—	(0.4)	0.2	1.2
Total	$1.6	$—	$(0.5)	$0.2	$1.3
Current portion (2)	$0.7				$0.8
Non-current portion (2)	0.9				0.5
Total	$1.6				$1.3
_______________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

2017 Form 10-K 102

16.     Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2017 and 2016 is as follows:

2017	1st quarter (1)	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$511.9	$550.7	$489.6	$478.8	$2,031.0
Gross profit	419.5	465.6	408.1	395.9	1,689.1
Loss from operations	(149.7)	(62.9)	(119.9)	(167.1)	(499.6)
Provision for income taxes	(14.4)	(25.2)	(13.5)	(5.2)	(58.3)
Net loss	(167.7)	(98.2)	(142.8)	(173.4)	(582.1)
Basic net loss per share	$(0.75)	$(0.44)	$(0.64)	$(0.78)	$(2.61)
Diluted net loss per share	$(0.75)	$(0.44)	$(0.64)	$(0.78)	$(2.61)
Loss from operations includes the following items:
Stock-based compensation expense	$51.6	$54.3	$56.6	$59.3	$221.8
Amortization of acquisition related intangibles	18.8	18.5	17.2	17.3	71.8
Restructuring charges and other facility exit costs, net	52.3	16.0	3.2	9.0	80.5

2016	1st quarter	2nd quarter (2)	3rd quarter	4th quarter	Fiscal year
Net revenue	$646.5	$609.5	$599.8	$648.3	$2,504.1
Gross profit	554.7	516.5	508.8	553.4	2,133.4
Income (loss) from operations	21.5	4.3	(14.8)	(9.7)	1.3
Provision for income taxes	(2.7)	(269.5)	(21.3)	(16.7)	(310.2)
Net income (loss)	19.1	(268.6)	(43.8)	(37.2)	(330.5)
Basic net income (loss) per share	$0.08	$(1.18)	$(0.19)	$(0.17)	$(1.46)
Diluted net income (loss) per share	$0.08	$(1.18)	$(0.19)	$(0.17)	$(1.46)
Income (loss) from operations includes the following items:
Stock-based compensation expense	$50.2	$40.7	$50.2	$56.1	$197.2
Amortization of acquisition related intangibles	22.4	20.2	19.7	19.9	82.2
____________________

(1)
Certain first quarter fiscal 2017 balances have been revised to reflect the adoption of ASU 2016-09. As the adoption occurred in the second quarter of fiscal 2017, we are required to reflect any adjustments as of February 1, 2016, the beginning of the annual period that includes the interim period of adoption, and are required to revise our reported quarterly results for the first quarter. The revision resulted in a $5.3 million decrease of stock-based compensation expense from the previously reported expense. See Note 1, "Business and Summary of Significant Accounting Policies" for further discussion on the adoption.

(2)
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

2017 Form 10-K 103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autodesk, Inc. at January 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Autodesk, Inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 21, 2017 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 21, 2017

2017 Form 10-K 104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Autodesk, Inc.

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Autodesk, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company's income tax process. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Autodesk, Inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2017. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2017 financial statements, and this report does not affect our report dated March 21, 2017, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Autodesk, Inc. has not maintained effective internal control over financial reporting as of January 31, 2017, based on the COSO criteria.

/s/ ERNST & YOUNG LLP
San Francisco, California
March 21, 2017

2017 Form 10-K 105

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2017 for reasons described below.

We have performed additional analyses and other procedures to enable management to conclude that, notwithstanding the existence of the material weakness described above, the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, corrective actions continue to address the internal control material weakness as described below under the section "Remediation Efforts with Respect to Material Weakness".

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Our management has concluded that, as of January 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to the material weakness discussed in further detail below. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

In connection with the preparation of our Consolidated Financial Statements for the fiscal year ended January 31, 2017, our management concluded that it has a material weakness in our internal control over financial reporting related to the operating effectiveness of our controls over the calculation of income tax expense. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Efforts with Respect to Material Weakness

Management first identified a material weakness in internal control over financial reporting in connection with the preparation of our Condensed Consolidated financial statements for the fiscal quarter ended October 31, 2015. Since that time, management’s remediation activities have included the following:

2017 Form 10-K 106

•	enhanced our technical accounting review for complex income tax considerations;

•	enhanced the design of our income tax controls to include specific activities to ensure proper classification of deferred taxes and calculation of income tax expense;

•
supplemented our accounting and tax professionals with the engagement of an internationally recognized accounting firm to assist us in the technical review regarding the application of tax rules around deferred tax assets and liabilities; and

•	reorganized the structure of our tax function to enhance the level of documentation, technical oversight, and review.

Management has enhanced its controls to include refinements and improvements to controls over the accounting for income taxes. While significant progress has been made as of January 31, 2017, management does not believe these controls are operating effectively. As a result, management does not believe that the material weakness has been remediated and will continue to enhance its controls over the accounting for income tax expense.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

2017 Form 10-K 107

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 21, 2017 regarding our executive officers.

Name	Age	Position
Andrew Anagnost	52	Co-CEO, Chief Marketing Officer and SVP, BSM
Amar Hanspal	53	Co-CEO, Chief Product Officer and SVP, PDG
R. Scott Herren	55	SVP and Chief Financial Officer
Jan Becker	64	SVP, Chief Human Resources Officer and Corporate Real Estate
Steve M. Blum	52	SVP, Worldwide Sales and Services
Pascal W. Di Fronzo	52	SVP, Corporate Affairs, Chief Legal Officer & Secretary

Andrew Anagnost joined Autodesk in September 1997 and has served as our co-CEO since February 2017 and as our Senior Vice President, Industry Strategy & Marketing since March 2012. From December 2009 to March 2012, Dr. Anagnost was Vice President, Product Suites and Web Services. Prior to this position, Dr. Anagnost served as Vice President of CAD/CAE products for the manufacturing division from March 2007 to December 2009. Previously, Dr. Anagnost held other senior management positions at Autodesk. Prior to joining Autodesk, Dr. Anagnost held various engineering, sales, marketing and product management positions at Lockheed Aeronautical Systems Company and EXA Corporation. He also served as an NRC post-doctoral fellow at NASA Ames Research Center.

Amar Hanspal joined Autodesk in June 1987 and has served as our co-CEO since February 2017 and as our Senior Vice President, Autodesk Product Group since November 2015. From February 2012 to November 2015, Mr. Hanspal served as Senior Vice President, Information Modeling & Platform Product Group. Prior to this position, Mr. Hanspal served as Senior Vice President, Platform Solutions and Emerging Business from January 2007 to February 2012 and as Vice President of Autodesk Collaboration Solutions from January 2003 to January 2007. Previously, Mr. Hanspal held other executive and non-executive positions at Autodesk.
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

Jan Becker joined Autodesk in September 1992 and has served as Senior Vice President, Chief Human Resources and Corporate Real Estate since December 2016. Ms. Becker served as Senior Vice President, Human Resources and Corporate Real Estate from June 2000 to December 2016. Ms. Becker previously served in other capacities in the Human Resources Department at Autodesk. Prior to joining Autodesk, Ms. Becker held a variety of senior management positions at Sun Microsystems. Prior to Sun Microsystems, Ms. Becker worked both domestically and internationally at a number of high-tech organizations, including Activision, Digital Equipment Corporation, and Hewlett-Packard Company.

2017 Form 10-K 108

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

Pascal W. Di Fronzo joined Autodesk in June 1998 and has served as SVP, Corporate Affairs, Chief Legal Officer & Secretary since December 2016. Mr. Di Fronzo served as Senior Vice President, General Counsel and Secretary from March 2007 to December 2016. From March 2006 to March 2007, Mr. Di Fronzo served as Vice President, General Counsel and Secretary, and served as Vice President, Assistant General Counsel and Assistant Secretary from March 2005 through March 2006. Previously, Mr. Di Fronzo served in other business and legal capacities in our Legal Department. Prior to joining Autodesk, he advised high technology and emerging growth companies on business and intellectual property transactions and litigation while in private practice.

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

2017 Form 10-K 109

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

2.
Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2017, 2016, and 2015, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

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

(c)     Financial Statement Schedules: See Item 15(a), above.

2017 Form 10-K 110

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2017
Allowance for doubtful accounts	$7.6	$(3.3)	$2.8	$1.5
Product returns reserves	1.6	(7.7)	(6.3)	0.2
Partner Program reserves (1)	45.2	240.3	257.4	28.1
Restructuring	1.3	77.8	70.7	8.4
Fiscal Year Ended January 31, 2016
Allowance for doubtful accounts	$6.3	$2.3	$1.0	$7.6
Product returns reserves	2.6	10.4	11.4	1.6
Partner Program reserves (1)	36.5	267.4	258.7	45.2
Restructuring	1.6	—	0.3	1.3
Fiscal Year Ended January 31, 2015
Allowance for doubtful accounts	$4.9	$1.6	$0.2	$6.3
Product returns reserves	4.0	17.4	18.8	2.6
Partner Program reserves (1)	38.4	237.3	239.2	36.5
Restructuring	5.6	3.2	7.2	1.6
 ____________________

(1)	The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

ITEM 16	FORM 10-K SUMMARY

None.

2017 Form 10-K 111

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
Co-CEO, Chief Marketing Officer and SVP, BSM
Dated:	March 21, 2017

AUTODESK, INC.
		By:	/s/ AMAR HANSPAL
Amar Hanspal
Co-CEO, Chief Product Officer and SVP, PDG
Dated:	March 21, 2017

2017 Form 10-K 112

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Anagnost, Amar Hanspal, and R. Scott Herren each as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 21, 2017.

Signature	Title
/s/ ANDREW ANAGNOST	Co-CEO, Chief Marketing Officer and SVP, BSM (Principal Executive Officer)
Andrew Anagnost

/s/ AMAR HANSPAL	Co-CEO, Chief Product Officer and SVP, PDG (Principal Executive Officer)
Amar Hanspal

/s/ R. SCOTT HERREN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
R. Scott Herren

/s/ PAUL UNDERWOOD	Vice President and Controller (Principal Accounting Officer)
Paul Underwood

/s/ CRAWFORD W. BEVERIDGE	Director (Non-executive Chairman of the Board)
Crawford W. Beveridge

/s/ CARL BASS	Director
Carl Bass

/s/ JEFF CLARKE	Director
Jeff Clarke

/s/ SCOTT FERGUSON	Director
Scott Ferguson

/s/ THOMAS GEORGENS	Director
Thomas Georgens

/s/ RICK HILL	Director
Rick Hill

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

/s/ STACY J. SMITH	Director
Stacy J. Smith

2017 Form 10-K 113

Index to Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2017)

4.1
Indenture dated December 13, 2012, by and between Autodesk, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.2
First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between Autodesk, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.3
Second Supplemental Indenture (including Form of Notes) dated June 5, 2015, by and between Autodesk, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2015)

10.1*	Description of Registrant's Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 15, 2016)

10.2*
Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of October 1, 2016 (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Registration Statement on Form S-8 filed on September 19, 2016)

10.3*
Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Subscription Agreement, as amended and restated (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016)

10.4*
Registrant’s 2008 Employee Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010)

10.5*
Registrant’s 2008 Employee Stock Plan Forms of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008)

10.6*	Registrant’s 2008 Employee Stock Plan Form of Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 6, 2009)

10.7*
Registrant’s 2008 Employee Stock Plan Forms of Restricted Stock Unit Agreements (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2008)

10.8*
Registrant’s 2008 Employee Stock Plan Forms of Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.14 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

2017 Form 10-K 114

Exhibit No.	Description
10.9*
Registrant's 2012 Employee Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016)

10.10*
Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016)

10.11*
Registrant's 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated (incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2016)

10.12*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.13*
Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.14*	Amendments to certain stock option agreements (incorporated by reference to Exhibit 10.16 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009)

10.15*	Registrant’s 2010 Outside Directors’ Stock Plan (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 16, 2009)

10.16*
Registrant’s 2010 Outside Directors’ Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 31, 2010)

10.17*
Registrant’s 2010 Outside Directors’ Stock Plan Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on March 31, 2010)

10.18*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated (filed herewith)

10.19*
Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.20*
Registrant’s Executive Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.23 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016)

10.21*
Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2009)

10.22*
Participants, target awards and payout formulas for fiscal year 2017 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 15, 2016)

10.23*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 21, 2016)

10.24*
Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Registration Statement on Form S-8 filed on September 19, 2016)

10.25*
Form of Indemnification Agreement executed by the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005)

10.26*
Third Amended and Restated Employment Agreement between Registrant and Carl Bass dated March 21, 2013 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 25, 2013)

10.27*
R. Scott Herren Offer Letter dated September 23, 2014 (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014)

2017 Form 10-K 115

Exhibit No.	Description

10.28*
Registrant’s Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2008)

10.29*
Amendment to Registrant's Equity Incentive Deferral Plan effective as of February 17, 2012 (incorporated by reference to Exhibit 10.37 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2012)

10.30
Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.31
Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010)

10.32
Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on May 29, 2015)

10.33
Letter Waiver, dated as of January 18, 2017, to the Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on January 19, 2017)

10.34
Agreement, dated March 10, 2016, by and among the Registrant, Sachem Head Capital Management LP, Uncas GP LLC, and Sachem Head GP LLC. (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016)

10.35
Agreement, dated March 10, 2016, by and among the Registrant, Eminence Capital, LP, and Eminence GP, LLC. (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016)

10.36
Agreement, dated February 6, 2017, by and among the Registrant, Sachem Head Capital Management LP, Uncas GP LLC, and Sachem Head GP LLC. (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2017)

10.37*
Transition and Separation Agreement, dated February 6, 2017, by and between the Company and Carl Bass (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2017)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1†	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
 ____________________

*	Denotes a management contract or compensatory plan or arrangement.

2017 Form 10-K 116

†
The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

2017 Form 10-K 117