Form 10-Q
period 2017-04-30
AUTODESK INC
filed 2017-05-31
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 25, 2017, registrant had outstanding 220,391,696 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2017	2016
Net revenue:
Maintenance	$263.6	$284.4
Subscription	173.4	85.5
Total maintenance and subscription revenue	437.0	369.9
License and other	48.7	142.0
Total net revenue	485.7	511.9
Cost of revenue:
Cost of maintenance and subscription revenue	54.9	46.6
Cost of license and other revenue	18.6	34.9
Amortization of developed technology	4.7	10.9
Total cost of revenue	78.2	92.4
Gross profit	407.5	419.5
Operating expenses:
Marketing and sales	255.7	240.8
Research and development	187.7	193.5
General and administrative	78.3	74.7
Amortization of purchased intangibles	5.7	7.9
Restructuring (benefits) charges and other facility exit costs, net	(0.3)	52.3
Total operating expenses	527.1	569.2
Loss from operations	(119.6)	(149.7)
Interest and other expense, net	(1.8)	(3.6)
Loss before income taxes	(121.4)	(153.3)
Provision for income taxes	(8.2)	(14.4)
Net loss	$(129.6)	$(167.7)
Basic net loss per share	$(0.59)	$(0.75)
Diluted net loss per share	$(0.59)	$(0.75)
Weighted average shares used in computing basic net loss per share	219.9	224.4
Weighted average shares used in computing diluted net loss per share	219.9	224.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2017	2016
Net loss	$(129.6)	$(167.7)
Other comprehensive income (loss), net of reclassifications:
Net loss on derivative instruments (net of tax effect of $0.5 and ($1.9), respectively)	(1.4)	(9.5)
Change in net unrealized gain on available-for-sale securities (net of tax effect of ($0.3) and ($0.5), respectively)	0.7	2.3
Change in defined benefit pension items (1)	(0.5)	0.3
Net change in cumulative foreign currency translation gain (net of tax effect of ($0.3) and $0.0, respectively)	13.4	6.5
Total other comprehensive income (loss)	12.2	(0.4)
Total comprehensive loss	$(117.4)	$(168.1)

 _______________

(1)	Tax effects related to defined benefit pension items were immaterial for each of the periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,340.2	$1,213.1
Marketable securities	471.1	686.8
Accounts receivable, net	231.5	452.3
Prepaid expenses and other current assets	96.9	108.4
Total current assets	2,139.7	2,460.6
Marketable securities	264.4	306.2
Computer equipment, software, furniture and leasehold improvements, net	150.4	158.6
Developed technologies, net	41.1	45.7
Goodwill	1,570.7	1,561.1
Deferred income taxes, net	64.0	63.9
Other assets	201.1	202.0
Total assets	$4,431.4	$4,798.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93.4	$93.5
Accrued compensation	132.8	238.2
Accrued income taxes	23.2	50.0
Deferred revenue	1,291.5	1,270.1
Current portion of long-term notes payable, net	399.1	398.7
Other accrued liabilities	109.6	134.9
Total current liabilities	2,049.6	2,185.4
Long-term deferred revenue	510.0	517.9
Long-term income taxes payable	32.1	39.3
Long-term deferred income taxes	91.7	91.5
Long-term notes payable, net	1,092.4	1,092.0
Other liabilities	147.5	138.4
Stockholders’ equity:
Common stock and additional paid-in capital	1,899.0	1,876.3
Accumulated other comprehensive loss	(166.3)	(178.5)
Accumulated deficit	(1,224.6)	(964.2)
Total stockholders’ equity	508.1	733.6
Total liabilities and stockholders' equity	$4,431.4	$4,798.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2017	2016
Operating activities:
Net loss	$(129.6)	$(167.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	28.4	37.4
Stock-based compensation expense	66.8	51.6
Deferred income taxes	(0.4)	6.2
Restructuring (benefits) charges and other facility exit costs, net	(0.3)	52.3
Other operating activities	7.3	8.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	220.9	397.4
Prepaid expenses and other current assets	6.2	(14.9)
Accounts payable and accrued liabilities	(133.1)	(80.7)
Deferred revenue	13.3	4.1
Accrued income taxes	(34.3)	(129.6)
Net cash provided by operating activities	45.2	164.4
Investing activities:
Purchases of marketable securities	(119.4)	(577.5)
Sales of marketable securities	100.0	107.6
Maturities of marketable securities	282.6	322.6
Capital expenditures	(8.6)	(22.3)
Acquisitions, net of cash acquired	—	(59.6)
Other investing activities	3.9	(1.0)
Net cash provided by (used in) investing activities	258.5	(230.2)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	50.1	51.2
Taxes paid related to net share settlement of equity awards	(33.0)	(18.3)
Repurchases of common stock	(195.9)	(100.1)
Net cash used in financing activities	(178.8)	(67.2)
Effect of exchange rate changes on cash and cash equivalents	2.2	3.4
Net increase (decrease) in cash and cash equivalents	127.1	(129.6)
Cash and cash equivalents at beginning of period	1,213.1	1,353.0
Cash and cash equivalents at end of period	$1,340.2	$1,223.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2017, and for the three months ended April 30, 2017 and 2016, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2017 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2018, or for any other period. Further, the balance sheet as of January 31, 2017 has been derived from the audited balance sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed on March 21, 2017.

Change in Presentation

During the first quarter of fiscal 2018, the Company changed its historical presentation of its revenue and cost of revenue categories.

Previously, the Company presented revenue and cost of revenue on two lines: subscription, and license and other. Included within subscription was maintenance revenue for all our software products and revenue for our cloud service offerings. License and other revenue included product license revenue, standalone consulting services, and other immaterial items. Also, included within license and other revenue was an allocation of the estimated value of the software license from our term-based product subscriptions and enterprise offerings, which contain a software license, maintenance and cloud services. For these arrangements, as there is no vendor-specific-objective evidence ("VSOE") for the related maintenance, the arrangement consideration was allocated between the license and maintenance deliverables based on best estimated selling prices in our condensed consolidated statements of operations. The Company performed the allocation because it provided a meaningful presentation to investors based on the Company's then current product mix.

As part of the Company's technological and business model transition, the Company discontinued the sale of most of its perpetual licenses, transitioning away from selling a mix of perpetual licenses and term-based product subscriptions to a single subscription model involving more highly interrelated software and cloud functionalities. Fiscal 2018 marks the first full year in the Company's history that it will sell substantially term-based product subscriptions. To better reflect this shift in our business, the Company adopted a revised presentation in the first quarter of fiscal 2018, including the separation of subscription revenue and maintenance revenue on distinct line items on the Company's condensed consolidated statement of operations.

Subscription revenue now consists of our full term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. Note that with the change in our condensed consolidated statement of operations in the first quarter of fiscal 2018, our term-based product subscriptions and flexible enterprise business arrangements are classified and presented in a single line item.

Maintenance revenue is presented as a separate line item in the new presentation and consists of revenue from our existing maintenance plan agreements and related renewals.

License and other revenue will continue to be presented as a separate line item and include any residual perpetual licenses sold, standalone consulting services, and other immaterial items.

In connection with these revisions, the Company also revised its cost of revenue classification to present cost of subscription and maintenance revenue and amortization of developed technology separately. Cost of license and other revenue will continue to be presented as a separate line item.

This change in presentation does not affect our total net revenues, total cost of net revenues or overall gross margin. The following table shows reclassified amounts to conform to the current period presentation:

	Three Months Ended April 30, 2016
	Previously Reported	Change In Presentation Reclassification	Current Presentation
Net revenue:
Maintenance (1)	N/A	$284.4	$284.4
Subscription	$326.0	(240.5)	85.5
License and other	185.9	(43.9)	142.0
Total	$511.9	$—	$511.9

Cost of revenue:
Maintenance and subscription (2)	$39.8	$6.8	$46.6
License and other	52.6	(17.7)	34.9
Amortization of developed technology (1)	N/A	10.9	10.9
Total	$92.4	$—	$92.4
 _______________

(1)	These lines were not previously reported on the Condensed Consolidated Statement of Operations.

(2)	Previously, titled "Subscription."

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2017, that are of significance, or potential significance, to the Company.

Accounting Standards Adopted

Autodesk adopted FASB's Accounting Standards Update No. 2017-04 ("ASU 2017-04"), "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" during the three months ended April 30, 2017. The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new guidance is required to be applied on a prospective basis and as such, Autodesk will use the simplified test in its annual fourth fiscal quarter testing or more often if circumstances indicate a potential impairment may exist, or if events have affected the composition of reporting units. Autodesk does not believe ASU 2017-04 will have a material impact on its consolidated financial statements.

Recently Issued Accounting Standards

In February 2017, FASB issued Accounting Standards Update No. 2017-05 ("ASU 2017-05"), "Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU, among other things, clarifies the scope of the derecognition of nonfinancial assets, the definition of in substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The amendments are effective for Autodesk's fiscal year beginning February 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The effect of the implementation will depend upon the nature of th

e Company's future acquisitions or dispositions, if any. The adoption of the guidance would not have had a material impact on acquisitions prior to the current period and on the Company's consolidated statements of financial condition and results of operations.

In January 2017, FASB issued Accounting Standards Update No. 2017-01 ("ASU 2017-01"), "Business Combinations: Clarifying the Definition of a Business" which provides a more robust framework to use in determining when a set of assets and activities is considered a business. The amendments will be effective for Autodesk's fiscal year beginning February 1, 2018 unless Autodesk elects early adoption, which Autodesk is still evaluating. The new guidance is required to be applied on a prospective basis. The effect of the implementation will depend upon the nature of the Company's future acquisitions, if any.

In October 2016, FASB issued Accounting Standards Update No. 2016-16 ("ASU 2016-16"), “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments will be effective for Autodesk's fiscal year beginning February 1, 2018. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard. Furthermore, the actual impact of implementation will largely depend on future intra-entity asset transfers, if any.

In June 2016, FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") regarding ASC Topic 326, "Financial Instruments - Credit Losses," which modifies the measurement of expected credit losses of certain financial instruments. Autodesk plans to adopt ASU 2016-13 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2020. Autodesk does not believe the ASU will have a material impact on its consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02 ("ASU 2016-02") regarding ASC Topic 842, "Leases." The amendments in this ASU require balance sheet recognition of lease assets and lease liabilities by lessees for leases classified as operating leases, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Autodesk plans to adopt ASU 2016-02 in Autodesk’s fiscal year beginning February 1, 2019. The amendments require a modified retrospective approach with optional practical expedients. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In January 2016, FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01") regarding ASC Topic 825-10, "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. The amendments in ASU 2016-01 will be effective for Autodesk's fiscal year beginning February 1, 2018. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. Autodesk does not believe ASU 2016-01 will have a material impact on its consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued Accounting Standards Update No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. In addition, FASB issued Accounting Standards Update No. 2016-08, Accounting Standards Update No. 2016-10, Accounting Standards Update No. 2016-12, and Accounting Standard Update No. 2016-20 in March 2016, April 2016, May 2016, and December 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606.

Autodesk currently plans to adopt ASU 2014-09 as of February 1, 2018, using the modified retrospective transition method.

In terms of Autodesk's evaluation efforts, the Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. The Company's preliminary assessment is that there should be no material change in the timing and amount of the recognition of revenue for the majority of the Company's product subscription offerings and enterprise arrangements. This preliminary assessment is based on the Company's analysis that the related software and cloud services in a majority of the product subscription and enterprise arrangements are not distinct in the context of the contract as they are considered highly interrelated and represent a single combined performance obligation that should be recognized over time. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

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

Another significant provision under ASU 2014-09 includes the capitalization and amortization of costs associated with obtaining a contract, such as sales commission. The Company expects there to be a material balance sheet impact at the period of adoption capturing the sales commission capitalization and is currently evaluating the magnitude at implementation.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 30% of Autodesk’s total net revenue for the three months ended April 30, 2017 and 29% for the three months ended April 30, 2016. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 29% and 20% of trade accounts receivable at April 30, 2017 and January 31, 2017, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2017 and January 31, 2017:

	April 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$17.0	$—	$—	$17.0	$17.0	$—	$—
Asset backed securities	2.5	—	—	2.5	—	2.5	—
Certificates of deposit	61.0	—	—	61.0	61.0	—	—
Corporate debt securities	10.2	—	—	10.2	10.2	—	—
Commercial paper	212.0	—	—	212.0	—	212.0	—
Custody cash deposit	27.0	—	—	27.0	27.0	—	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Money market funds	542.6	—	—	542.6	—	542.6	—
U.S. government securities	32.5	—	—	32.5	32.5	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	7.5	—	—	7.5	7.5	—	—
Asset backed securities	30.9	—	—	30.9	—	30.9	—
Certificates of deposit	19.7	—	—	19.7	19.7	—	—
Commercial paper	81.3	—	—	81.3	—	81.3	—
Corporate debt securities	204.9	0.1	(0.1)	204.9	204.9	—	—
Municipal bonds	36.9	—	—	36.9	36.9	—	—
Sovereign debt	12.0	—	—	12.0	—	12.0	—
U.S. government securities	25.4	—	—	25.4	25.4	—	—
Short-term trading securities
Mutual funds	48.3	4.2	—	52.5	52.5	—	—
Long-term available-for-sale
Agency bonds	2.6	—	—	2.6	2.6	—	—
Asset backed securities	54.9	—	(0.1)	54.8	—	54.8	—
Corporate debt securities	143.1	0.2	—	143.3	143.3	—	—
Municipal bonds	7.6	—	—	7.6	7.6	—	—
U.S. government securities	56.1	—	—	56.1	56.1	—	—
Convertible debt securities (2)	8.9	3.0	(1.6)	10.3	—	—	10.3
Derivative contracts (3)	5.1	5.1	(1.8)	8.4	—	4.5	3.9
Total	$1,655.0	$12.6	$(3.6)	$1,664.0	$709.2	$940.6	$14.2
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$6.0	$—	$—	$6.0	$6.0	$—	$—
Certificates of deposit	63.1	—	—	63.1	63.1	—	—
Commercial paper	207.4	—	—	207.4	—	207.4	—
Corporate debt securities	40.2	—	—	40.2	40.2	—	—
Custody cash deposit	3.2	—	—	3.2	3.2	—	—
Money Market funds	256.5	—	—	256.5	—	256.5	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	15.0	—	—	15.0	—	15.0	—
U.S. government securities	309.5	—	—	309.5	309.5	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	13.2	—		13.2	13.2	—	—
Asset backed securities	19.6	—	—	19.6	—	19.6	—
Certificates of deposit	157.3	—	—	157.3	157.3	—	—
Commercial paper	109.2	—	—	109.2	—	109.2	—
Corporate debt securities	234.7	—	(0.2)	234.5	234.5	—	—
Municipal bonds	43.4	—	—	43.4	43.4	—	—
Sovereign debt	30.0	—	—	30.0	—	30.0	—
U.S. government securities	32.3	—	—	32.3	32.3	—	—
Short-term trading securities
Mutual funds	44.8	2.5	—	47.3	47.3	—	—
Long-term available-for-sale
Agency bonds	7.1	—	—	7.1	7.1	—	—
Asset backed securities	65.8	0.1	—	65.9	—	65.9	—
Corporate debt securities	172.1	0.1	(0.1)	172.1	172.1	—	—
Municipal bonds	10.7	—	—	10.7	10.7	—	—
Sovereign debt	1.5	—	—	1.5	—	1.5	—
U.S. government securities	48.8	0.1	—	48.9	48.9	—	—
Convertible debt securities (2)	4.9	2.3	(1.6)	5.6	—	—	5.6
Derivative contracts (3)	2.2	12.3	(11.7)	2.8	—	1.5	1.3
Total	$1,903.5	$17.4	$(13.6)	$1,907.3	$1,193.8	$706.6	$6.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the three months ended April 30, 2017.

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

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2017 follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2017	$1.3	$5.6	$6.9
Purchases	3.0	4.0	7.0
Losses included in earnings	(0.4)	—	(0.4)
Gains included in OCI	—	0.7	0.7
Balances, April 30, 2017	$3.9	$10.3	$14.2

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	April 30, 2017
	Cost	Fair Value
Due within 1 year	$415.4	$416.7
Due in 1 year through 5 years	270.9	271.1
Due in 5 years through 10 years	1.0	1.0
Due after 10 years	4.5	4.5
Total	$691.8	$693.3

As of April 30, 2017 and January 31, 2017, Autodesk had no securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

As of April 30, 2017 and January 31, 2017, Autodesk had $110.7 million and $117.2 million, respectively, in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. Other than the amounts disclosed in the following paragraph, Autodesk does not intend to sell these cost method investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost bases, which may be maturity. Therefore, Autodesk does not consider those investments to be other-than-temporarily impaired at April 30, 2017. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. During the three months ended April 30, 2017, Autodesk recorded $0.5 million in other-than-temporary impairments on its privately held equity investments. During the three months ended April 30, 2016, Autodesk recorded no other-than-temporary impairments on its privately held equity investment.

There was no loss or gain for the sales or redemptions of “available-for-sale securities” during the three months ended April 30, 2017. The sales or redemptions of “available-for-sale securities” during the three months ended April 30, 2016 resulted in a loss of $0.1 million. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the three months ended April 30, 2017 and 2016 were $382.6 million and $430.2 million, respectively.

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

The net notional amounts of these contracts are presented net settled and were $378.4 million at April 30, 2017 and $369.4 million at January 31, 2017. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $13.2 million remaining in “Accumulated other comprehensive loss” as of April 30, 2017 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $227.7 million at April 30, 2017 and $270.6 million at January 31, 2017.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2017 and January 31, 2017:

	Balance Sheet Location	Fair Value at
		April 30, 2017	January 31, 2017
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$3.7	$10.1
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	4.7	3.2
Total derivative assets		$8.4	$13.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$3.6	$4.5
Derivatives not designated as hedging instruments	Other accrued liabilities	2.6	6.0
Total derivative liabilities		$6.2	$10.5

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2017 and 2016 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2017	2016
Amount of loss recognized in accumulated other comprehensive income on derivatives (effective portion)	$(2.1)	$(6.4)
Amount and location of gain (loss) reclassified from accumulated other comprehensive income into income (effective portion)
Net revenue	$2.0	$4.9
Operating expenses	(2.7)	(1.8)
Total	$(0.7)	$3.1
Amount and location of loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.2)	$(0.2)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2017 and 2016 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2017	2016
Amount and location of loss recognized in income on derivatives
Interest and other expense, net	$(1.8)	$(7.0)

5. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the three months ended April 30, 2017 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2017	7,622.4	$60.13
Granted	622.5	90.47
Vested	(890.9)	57.85
Canceled/Forfeited	(105.4)	57.62
Performance Adjustment (1)	24.7	61.79
Unvested restricted stock units at April 30, 2017	7,273.3	$63.73

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2017 performance period. The performance stock units were attained at rates ranging from 99.7% to 114.7% of the target award.

The fair value of the shares vested during the three months ended April 30, 2017 and 2016 was $76.9 million and $49.1 million, respectively.

During the three months ended April 30, 2017, Autodesk granted 0.4 million restricted stock. Autodesk recorded stock-based compensation expense related to restricted stock units of $50.0 million and $38.8 million during the three months ended April 30, 2017 and 2016, respectively. The $50.0 million of stock-based compensation expense for the three months ended April 30, 2017 includes $3.2 million related to the acceleration of eligible restricted stock awards in conjunction with the Company's former CEO's transition agreement.

During the three months ended April 30, 2017, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for these grants are based upon net subscription additions, subscription Annualized Recurring Revenue ("ARR"), non-GAAP total spend, and total subscription renewal rate goals ("FY18 performance criteria") adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index or the S&P North American Technology Software Index (“Relative TSR”). Performance stock units vest over a three-year period:

•	Up to one third of the performance stock units may vest following year one, depending upon the achievement of the FY18 performance criteria as well as 1-year Relative TSR (covering year one).

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

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using a Monte Carlo simulation model because the awards are also subject to a market condition. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $10.9 million and $6.3 million for the three months ended April 30, 2017 and 2016, respectively. The $10.9 million of stock-based compensation expense for the three months ended April 30, 2017 includes $4.6 million related to the acceleration of eligible performance stock awards in conjunction with the Company's former CEO's transition agreement.

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

Autodesk issued 1.1 million and 1.2 million shares under the ESPP during the three months ended April 30, 2017 and 2016, respectively, with an average price of $38.34 and $36.67 per share. The weighted average grant date fair value of awards granted under the ESPP was $25.13 and $17.88 during the three months ended April 30, 2017 and 2016, respectively, calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2017 and 2016, respectively, as follows:

	Three Months Ended April 30,
	2017	2016
Cost of maintenance and subscription revenue	$2.8	$2.0
Cost of license and other revenue	1.1	1.4
Marketing and sales	26.4	21.5
Research and development	21.2	18.9
General and administrative	15.3	7.8
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$66.8	$51.6

Stock-based Compensation Expense Assumptions

Autodesk determines the grant date fair value of its share-based payment awards using a BSM option pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Three Months Ended April 30, 2017		Three Months Ended April 30, 2016
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	31.8%	31.4 - 33.7%	38.4 - 38.6%	35.0 - 40.2%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	1.0%	0.9 - 1.3%	0.6 - 0.7%	0.5 - 0.9%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures: (1) a measure of historical volatility in the trading market for the Company’s common stock, and (2) the implied volatility of traded forward call options to purchase shares of the Company’s common stock. The expected volatility for performance stock units subject to market conditions includes the expected volatility of Autodesk's peer companies within the S&P Computer Software Select Index or S&P North American Technology Software Index with a market capitalization over $2 billion, depending on the award type.

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

Autodesk recognizes expense only for the stock-based awards that ultimately vest. As permitted by ASU 2016-09, Autodesk accounts for forfeitures of our stock-based awards as those forfeitures occur.

6. Income Tax

 Autodesk's income tax expense was $8.2 million and $14.4 million for the three months ended April 30, 2017 and 2016, respectively, relative to a pre-tax losses of $121.4 million and $153.3 million, respectively, for the same periods. The decrease in income tax expense was primarily due to the reversal of foreign withholding tax accruals during the three months ended April 30, 2017. Income tax expense consists primarily of foreign taxes and U.S. tax expense related to indefinite-lived intangibles.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and established a valuation allowance against the Company’s U.S. deferred tax assets in fiscal 2016. Based on the positive and negative evidence as of April 30, 2017, the Company's valuation allowance position established for the U.S. deferred tax assets has not changed.

As of April 30, 2017, the Company had $263.9 million of gross unrecognized tax benefits, excluding interest, of which approximately $249.9 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be $31.9 million to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

7.     Acquisitions

During the three months ended April 30, 2017, Autodesk did not complete any business combinations or technology acquisitions.

For acquisitions accounted for as business combinations, Autodesk records the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk records the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded is primarily attributable to synergies expected to arise after the acquisitions.

For certain prior business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. For the items not yet finalized, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill, and the valuation of certain intangible assets.

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	April 30, 2017	January 31, 2017
Developed technologies, at cost	$584.3	$583.6
Customer relationships, trade names, patents, and user lists, at cost (1)	377.6	375.9
Other intangible assets, at cost (2)	961.9	959.5
Less: Accumulated amortization	(874.3)	(862.0)
Other intangible assets, net	$87.6	$97.5
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

Goodwill consists of the excess of consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the periods ended April 30, 2017 and January 31, 2017:

	April 30, 2017	January 31, 2017
Goodwill, beginning of the period	$1,710.3	$1,684.2
Less: accumulated impairment losses, beginning of the period	(149.2)	(149.2)
Additions arising from acquisitions during the period	—	62.8
Effect of foreign currency translation, purchase accounting adjustments, and other	9.6	(36.7)
Goodwill, end of the period	$1,570.7	$1,561.1

Autodesk operates as a single operating segment and single reporting unit. As such, when Autodesk tests goodwill for impairment annually in its fourth fiscal quarter, it is performed on the Company's single reporting unit. Autodesk performs impairment testing more often if circumstances indicate a potential impairment may exist, or if events have affected the composition of reporting units.

When goodwill is assessed for impairment, Autodesk has the option to perform an assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the quantitative impairment test is unnecessary.

The quantitative impairment test is necessary when either Autodesk does not use the optional assessment or, as a result of the optional assessment, it is not more likely than not that the fair value of the reporting unit is greater than its carrying value.

As described in Note 2, "Recently Issued Accounting Standards," Autodesk early adopted ASU 2017-04, which simplifies the subsequent measurement of goodwill to eliminate Step 2 from the goodwill impairment test, removing the need to determine the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. In situations in which an entity's reporting unit is publicly traded, the fair value of the Company may be approximated by its market capitalization, in performing the quantitative impairment test.

Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our statements of operations. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as:

(i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) a significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy.

There was no goodwill impairment during the three months ended April 30, 2017 and 2016.

10. Deferred Compensation

At April 30, 2017, Autodesk had marketable securities totaling $735.5 million, of which $52.5 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $52.5 million at April 30, 2017, of which $3.1 million was classified as current and $49.4 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2017 was $47.3 million, of which $3.1 million was classified as current and $44.2 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2017	January 31, 2017
Computer hardware, at cost	$210.0	$206.1
Computer software, at cost	75.9	73.5
Leasehold improvements, land and buildings, at cost	208.1	206.3
Furniture and equipment, at cost	59.4	58.2
	553.4	544.1
Less: Accumulated depreciation	(403.0)	(385.5)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$150.4	$158.6

12. Borrowing Arrangements

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $772.8 million as of April 30, 2017.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (collectively, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. Autodesk may redeem the 2012 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2012 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2012 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2012 Notes was approximately $759.6 million as of April 30, 2017.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. As the result of a forecasted inability to comply with the credit agreement's minimum interest coverage ratio in the first quarter of fiscal 2018, the Company renegotiated the credit agreement's financial covenants in April 2017. The financial covenants now consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and after April 30, 2018, a minimum interest coverage ratio.

The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At April 30, 2017, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

13. Restructuring (benefits) charges and other facility exit costs, net

In February 2016, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2017 Plan”) in order to re-balance staffing levels and reduce operating expenses to better align them with the evolving needs of the business.   The Company paid substantially all of the employee termination benefits and facility related liabilities under the Fiscal 2017 Plan by the end of fiscal 2017.

The following table sets forth the restructuring charges and other lease termination exit costs during the three months ended April 30, 2017:

	Balances, January 31, 2017	Additions	Payments	Adjustments (1)	Balances, April 30, 2017
Fiscal 2017 Plan
Employee termination costs	$1.1	$0.1	$(1.1)	$—	$0.1
Lease termination and other exit costs	1.9	0.1	(1.0)	(0.5)	0.5
Other Lease Termination Costs
Lease termination costs	4.5	—	(0.7)	—	3.8
Total	$7.5	$0.2	$(2.8)	$(0.5)	$4.4
Current portion (2)	$5.9				$3.6
Non-current portion (2)	1.6				0.8
Total	$7.5				$4.4
____________________

(1)	Adjustments include the impact from the change in sublease assumptions related to certain lease terminations.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three months ended April 30, 2017, Autodesk repurchased and retired 2.2 million shares at an average repurchase price of $85.48 per share. Common stock and additional paid-in capital and accumulated deficit were reduced by $61.2 million and $130.8 million, respectively, during the three months ended April 30, 2017.

At April 30, 2017, 24.4 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the three months ended April 30, 2017, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2017:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2017	$14.6	$1.5	$(33.8)	$(160.8)	$(178.5)
Other comprehensive (loss) income before reclassifications	(2.6)	1.0	(0.1)	13.7	12.0
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	0.7	—	(0.4)	—	0.3
Tax effects	0.5	(0.3)	—	(0.3)	(0.1)
Net current period other comprehensive (loss) income	(1.4)	0.7	(0.5)	13.4	12.2
Balances, April 30, 2017	$13.2	$2.2	$(34.3)	$(147.4)	$(166.3)

Reclassifications related to gains and losses on available-for-sale securities are included in "Interest and other expense, net." Refer to Note 4, "Financial Instruments," for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

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

	Three Months Ended April 30,
	2017	2016
Numerator:
Net loss	$(129.6)	$(167.7)
Denominator:
Denominator for basic net loss per share—weighted average shares	219.9	224.4
Effect of dilutive securities (1)	—	—
Denominator for dilutive net loss per share	219.9	224.4
Basic net loss per share	(0.59)	$(0.75)
Diluted net loss per share	(0.59)	$(0.75)

____________________

(1)
The effect of dilutive securities of 4.1 million and 3.2 million shares in the three months ended April 30, 2017 and 2016, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2017 and 2016, 0.3 million and 0.9 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively.

18. Segment, Geographic and Product Family Information

Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources and assessing performance as the source of the Company’s reportable segments. The Company's chief operating decision maker ("CODM") allocates resources and assesses the operating performance of the Company as a whole. As such, Autodesk has one segment manager (the CODM), and one operating segment.

Information regarding Autodesk’s revenue by geographic area and product family is as follows:

	Three Months Ended April 30,
	2017	2016
Net revenue by geographic area:
Americas
U.S.	$179.8	$184.7
Other Americas	30.3	33.0
Total Americas	210.1	217.7
Europe, Middle East and Africa	189.7	202.6
Asia Pacific	85.9	91.6
Total net revenue	$485.7	$511.9

Net revenue by product family:
Architecture, Engineering and Construction	$204.5	$218.9
Manufacturing	142.1	158.0
AutoCAD and AutoCAD LT	91.5	85.9
Media and Entertainment	36.5	35.0
Other	11.1	14.1
	$485.7	$511.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three Months Ended April 30, 2017 and 2016” below, future net revenue, operating expenses, recurring revenue, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. To address this transition we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. Our product subscriptions currently represent a hybrid of desktop software and cloud-based functionality, which provides a device-independent, collaborative design workflow for designers, makers, and their stakeholders. Our cloud service offerings, for example, BIM 360, Shotgun, Fusion, and AutoCAD 360 Pro, provide tools, including mobile and social capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead the industries we serve to cloud-based technologies and business models. This entails both a technological shift and a business model shift. As part of the transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites while introducing industry collections effective August 1, 2016. Industry collections allow access to a broad set of products and services that exceeds those previously available in suites - simplifying the customer ability to get access to a complete set of tools for their industry. We now offer subscriptions for individual products and industry collections, cloud service offerings, and flexible enterprise business agreements (collectively referred to as "subscription plan" and previously called "new model subscription offerings"). These offerings are designed to give our customers more flexibility with how they use our products and service offerings and to attract a broader range of customers, such as project-based users and small businesses.

With the discontinuation of the sale of most perpetual licenses, we have transitioned away from selling a mix of perpetual licenses and term-based product subscriptions toward a single subscription model. On June 1, 2017, we will commence a program to incentivize maintenance plan customers to move to subscription plan offerings. Through this program we will offer discounts to those maintenance customers that move to a subscription plan, while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance.

To provide more meaningful information as to the performance of different categories of product and services, we have changed our presentation of revenue and cost of revenue on our Condensed Consolidated Statements of Operations effective the first quarter of fiscal 2018. See Note 1, "Basis of Presentation," for additional information.

During the transition, revenue, margins, EPS, deferred revenue and cash flow from operations have been and will continue to be impacted as more revenue is recognized ratably rather than upfront and as new product subscription offerings generally have a lower initial purchase price.

As we progress through the business model transition, reported revenue is less relevant to measure the success of the business as perpetual license sales have been discontinued in favor of subscription offerings, which have considerably lower upfront prices. Annualized recurring revenue ("ARR") and growth of total subscriptions better reflect business momentum and provide additional transparency into the transition. To further analyze progress, we disaggregate our growth in these metrics between the original maintenance model ("maintenance plan") and the subscription plan. Maintenance plan subscriptions peaked in the fourth quarter of our fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect them to decline slowly over time as maintenance plan customers continue to convert to our subscription plan.

We sell our products and services globally, through a combination of indirect and direct channels. During the three months ended April 30, 2017 and 2016, our indirect channels, which include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers, were responsible for 70% and 75% of our overall revenue, respectively. During the same periods, our direct channels, which include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store, were responsible for 30% and 25% of our overall revenue, respectively.

We anticipate that our channel mix will continue to change as we scale our digitally transacted online Autodesk branded store business and our largest accounts shift towards direct-only business models. However, we expect our indirect channel will continue to transact and support the majority of our customers and revenue as we move beyond the business model transition. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies. In addition, we have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have established the Autodesk Forge program to support innovators that build solutions to facilitate the development of a single connected ecosystem for the future of how things are designed, made, and used as well as support ideas that push the boundaries of 3D printing.

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, educators, and students is a key competitive advantage which has been cultivated over an extensive period of time. This network of partners and relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our products quickly and easily. We have a significant number of registered third-party developers who create products that work well with our products and extend them for a variety of specialized applications.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1,

“Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2017. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2017 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2017. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2017 and 2016

(in millions)	Three Months Ended April 30, 2017	As a % of Net Revenue	Change compared to prior fiscal year		Three Months Ended April 30, 2016	As a % of Net Revenue
			$	%
Net Revenue	$485.7	100%	$(26.2)	(5)%	$511.9	100%
Cost of revenue	78.2	16%	(14.2)	(15)%	92.4	18%
Gross Profit	407.5	84%	(12.0)	(3)%	419.5	82%
Operating expenses	527.1	109%	(42.1)	(7)%	569.2	111%
Loss from operations	$(119.6)	(25)%	$30.1	(20)%	$(149.7)	(29)%

We are undergoing a business model transition in which we have discontinued selling new perpetual licenses for most of our products in favor of subscriptions. During the transition, revenue, margins, EPS, deferred revenue and cash flow from operations have been and will continue to be impacted as more revenue is recognized ratably rather than upfront and as new product subscription offerings generally have a lower initial purchase price.

Revenue Analysis

Net revenue decreased during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year, primarily due to a 66% decrease in license and other revenue, partially offset by a 103% increase in subscription revenue. The 66% decrease in license and other revenue was primarily a result of the discontinuation of new perpetual licenses of suites effective August 1, 2016 and the sales of most individual perpetual products as of February 1, 2016. The 103% increase in subscription revenue was driven by an increase in subscription revenue across all subscription plan types, primarily led by product subscription.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 30% of Autodesk’s total net revenue for the three months ended April 30, 2017 and 29% for the three months ended April 30, 2016. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of our agreements with Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Our operating margin increased to (25)% for the three months ended April 30, 2017 from (29)% for the three months ended April 30, 2016. The increase in operating margin was primarily driven by a decrease in operating expenses and cost of revenue during the three months ended April 30, 2017, partially offset by lower revenue. The decrease in operating expenses during the three months ended April 30, 2017 as compared to the same period in the prior fiscal year was primarily driven by a decline in restructuring charges related to the February 2016 world-wide restructuring plan, approved by the Board of Directors ("Fiscal 2017 Plan"), as a majority of the charges were recognized during the first quarter of fiscal 2017.

Further discussion regarding the cost of goods sold and operating expense activities are discussed below under the heading “Results of Operations.”

Business Model Transition Metrics

In order to help better understand our financial performance during and after the transition, we use several metrics including recurring revenue, total subscriptions, ARR, and annualized revenue per subscription ("ARPS"). ARR, ARPS, and recurring revenue are performance metrics and should be viewed independently of revenue and deferred revenue as ARR and ARPS are not intended to be combined with those items. Our presentation may differ from that of other companies. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the three months ended April 30, 2017 and 2016:

	Three Months Ended April 30, 2017	Change compared to prior fiscal year end		Three Months Ended April 30, 2016 (1)
		$	%
Recurring Revenue (in millions) (2)	$435.9	$67.0	18%	$368.9
As a percentage of net revenue	90%	N/A	N/A	72%
 ________________

(1)	Prior periods have been adjusted to conform with the current period's presentation.

(2)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statement of Operations.

The following table outlines our total subscriptions, ARR and ARPS metrics as of April 30, 2017 and January 31, 2017:

	April 30, 2017	Change compared to prior fiscal year end		January 31, 2017 (1)
			%
Subscriptions (in thousands)
Maintenance plan	1,971.2	(46.8)	(2)%	2,018.0
Subscription plan	1,319.5	232.4	21%	1,087.1
Total subscriptions	3,290.7	185.6	6%	3,105.1

ARR (in millions)
Maintenance plan ARR	$1,051.7	$(16.3)	(2)%	$1,068.0
Subscription plan ARR	691.9	120.5	21%	571.4
Total ARR (2)	$1,743.6	$104.2	6%	$1,639.4

ARPS (ARR divided by number of Subscriptions)
Maintenance plan ARPS	$534	$5	1%	$529
Subscription plan ARPS	524	(2)	—%	526
Total ARPS (3)	$530	$2	—%	$528
 ________________

(1)	Prior periods have been adjusted to conform with the current period's presentation.

(2)
The acquisition of a business may cause variability in the comparison of ARR reported in this table above and ARR derived from the revenue reported in the Condensed Consolidated Statement of Operations.

(3)
There are small variances between ARR and total subscriptions due in part to the inherent limitation with collecting all subscriptions information. For example, Buzzsaw and Constructware are included with ARR but not in total subscriptions due to these inherent limitations. We do not view these variances as meaningful to amounts or quarterly comparisons presented here for ARPS.

Maintenance plan subscriptions decreased approximately 46.8 thousand from the end of fiscal 2017, primarily as a result of the discontinuation of new maintenance agreement sales for most new products. The rate of decline will vary based on the number of maintenance plans that come up for renewal, the renewal rate, and our ability to incentivize customers to switch over to enterprise business arrangements or product subscriptions.

Subscription plan subscriptions increased 21% or approximately 232.4 thousand as of April 30, 2017 as compared to the end of fiscal 2017, primarily driven by product subscriptions, followed by cloud subscriptions. Subscription plan subscriptions also benefited from growth in flexible enterprise business arrangement subscriptions. As a result of the way we count flexible enterprise business arrangement subscriptions, the growth in the first quarter of fiscal 2018 benefited from the record number of flexible enterprise business arrangement transactions in the previous quarter. Also contributing to the growth in subscription plan subscriptions was a promotion aimed at converting legacy non-subscribers, resulting in approximately 26.4 thousand product subscriptions.

Total ARR increased 6% as of April 30, 2017 as compared to the fourth quarter of fiscal 2017, primarily due to a 21% increase in subscription plan ARR driven by growth in all subscription plan types, led by product subscription. The increase was partially offset by a 2% decrease in maintenance plan ARR.

ARPS as of April 30, 2017 was $530, a slight increase compared to the fourth quarter of fiscal 2017 due to an increase in product subscription ARPS, which was offset by decreases in both enterprise and cloud ARPS.

Our ARPS is affected by various factors including short-term shifts in subscription term-length, geography and product mix, pricing changes, and foreign currency. Going forward the ARPS calculation will continue to be extremely sensitive to short-term shifts in term-length, geography mix and promotions. We expect to see ARPS fluctuate up or down on a quarterly basis and we do not expect it will increase evenly throughout the year. As we complete our business model transition, we expect all of these impacts to start to stabilize.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

Our revenue was negatively impacted by foreign exchange rate changes during the three months ended April 30, 2017 as compared to the same period in the prior fiscal year. Had applicable exchange rates from the three months ended April 30, 2016 been in effect during the three months ended April 30, 2017 and had we excluded foreign exchange hedge gains and losses from the three months ended April 30, 2017, net revenue would have decreased 4%, on a constant currency basis during the three months ended April 30, 2017 as compared to the same period in the prior fiscal year.

Our total spend, defined as cost of revenue plus operating expenses, during the three months ended April 30, 2017 decreased 9%, on an as reported basis and on a constant currency basis, as compared to the same period in the prior fiscal year. Constant currency is calculated by keeping applicable exchange rates from the three months ended April 30, 2016 in effect during the three months ended April 30, 2017 and excluding foreign exchange hedge gains and losses from the three months ended April 30, 2017.

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

Deferred Revenue and Unbilled Deferred Revenue

Our deferred revenue balance at April 30, 2017 was $1.8 billion and primarily relates to software agreements invoiced for which the revenue has not yet been recognized but will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years.

We define unbilled deferred revenue as contractually stated or committed orders under multi-year billing plans for subscription, services, license and maintenance for which the associated revenue has not been recognized and the customer has not been invoiced. Unbilled deferred revenue is not included on our Condensed Consolidated Balance Sheet until invoiced to the customer.

Three Months Ended
(in millions)	April 30, 2017
Deferred revenue	$1,801.5
Unbilled deferred revenue (1) (2)	30.0
Total	$1,831.5
 ________________

(1)
This is our first quarter presenting this metric and we are not able to provide historical information at this time. Comparative information will not be available until our first quarter of fiscal 2019.

(2)
Subsequent to furnishing the preliminary financial statements on Form 8-K on May 18, 2017 for the first quarter of fiscal 2018, we identified adjustments resulting in a $3.0 million increase to the unbilled deferred balance reported.

We expect that the amount of unbilled deferred revenue and deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, foreign currency fluctuations and the timing of when unbilled deferred revenue is recognized as revenue.

Balance Sheet and Cash Flow Items

At April 30, 2017, we had $2.1 billion in cash, cash equivalents and marketable securities. We completed the three months ended April 30, 2017 with lower accounts receivable and higher deferred revenue balances as compared to the fiscal year ended January 31, 2017.

Our cash flow from operations decreased 73% to $45.2 million for the three months ended April 30, 2017 compared to $164.4 million for the three months ended April 30, 2016.

We repurchased 2.2 million shares of our common stock for $192.0 million during the three months ended April 30, 2017. Comparatively, we repurchased 1.8 million shares of our common stock for $100.1 million during the three months ended April 30, 2016.

Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Results of Operations

Net Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2017	$	%	April 30, 2016
Net Revenue:
Maintenance (1)	$263.6	$(20.8)	(7)%	$284.4
Subscription (1)	173.4	87.9	103%	85.5
Total maintenance and subscription revenue	437.0	67.1	18%	369.9
License and other (1)	48.7	(93.3)	(66)%	142.0
	$485.7	$(26.2)	(5)%	$511.9
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation. See Note 1, "Basis of Presentation", of our condensed consolidated financial statements for additional information.

Maintenance and Subscription Revenue

Maintenance revenue consists of renewal fees for existing maintenance plan agreements. Our maintenance plans provide our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally between one and three years. Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. Note that with the change in our condensed consolidated statement of operations in the first quarter of fiscal 2018, our term-based product subscriptions and flexible enterprise business arrangements are classified and presented in a single line item. Revenue from these arrangements is recognized ratably over the contract term. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers.

The 7% decrease in maintenance revenue during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, was primarily attributable to the discontinuation of new maintenance agreements for most new products. We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

Subscription revenue increased 103% during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, primarily driven by a 227% increase in product subscription revenue and a 32% increase in revenue from flexible enterprise business agreements.
License and Other Revenue

License and other revenue consists of (1) perpetual license revenue and (2) other revenue. Perpetual license revenue includes software license revenue from the sale of perpetual licenses and Creative Finishing. Other revenue includes revenue such as consulting and training, and is recognized over time as the services are performed.

License and other revenue decreased 66% during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016 primarily due to a decrease in license revenue. The decrease in license revenue is a result of the business model transition, resulting in an 80% decrease in revenue from perpetual licenses as we have discontinued selling perpetual seats for most of our product offerings. Within license and other revenue, there was a 20% decrease in other revenue during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016 driven by a decline in consulting revenue. Other revenue represented 6% and 7% of total net revenue for the three months ended April 30, 2017 and 2016, respectively.

Net Revenue by Product Family

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2017	$	%	April 30, 2016
Net Revenue by Product Family:
Architecture, Engineering and Construction ("AEC")	$204.5	$(14.4)	(7)%	$218.9
Manufacturing ("MFG")	142.1	(15.9)	(10)%	158.0
AutoCAD and AutoCAD LT ("ACAD") (1)	91.5	5.6	7%	85.9
Media and Entertainment ("M&E")	36.5	1.5	4%	35.0
Other (1)	11.1	(3.0)	(21)%	14.1
	$485.7	$(26.2)	(5)%	$511.9
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation.

Our product offerings are focused in four primary product families: AEC, MFG, ACAD, and M&E. During the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. As part of the transition, we discontinued selling new perpetual licenses of most individual software products and new perpetual licenses of suites in fiscal 2017. These broad impacts are reflected in the drivers below.

During the three months ended April 30, 2017, net revenue for the AEC product family decreased by 7% as compared to the same period in the prior fiscal year primarily due to 29% decrease in revenue from our AEC suites, partially offset by a 12% increase from individual subscription product offerings.

During the three months ended April 30, 2017, net revenue for the MFG product family decreased by 10% as compared to the same period in the prior fiscal year primarily due to a 27% decrease in our MFG suites as well as 1% decrease in individual subscription product offerings.

During the three months ended April 30, 2017, net revenue for the ACAD product family increased by 7%, as compared to the same period in the prior fiscal year primarily due to a 31% increase in AutoCAD LT, partially offset by a 4% decrease in AutoCAD.

During the three months ended April 30, 2017, net revenue for the M&E product family increased by 4% as compared to the same period in the prior fiscal year, primarily due to an 11% increase in Animation, partially offset by a 38% decrease in Creative Finishing.

Net Revenue by Geographic Area

(in millions)	Three Months Ended April 30, 2017	As a % of Net Revenue	Three Months Ended April 30, 2016	As a % of Net Revenue
Net Revenue:
Americas	$210.1	43%	$217.7	43%
Europe, Middle East and Africa ("EMEA")	189.7	39%	202.6	40%
Asia Pacific ("APAC")	85.9	18%	91.6	18%
Total Net Revenue (1)	$485.7	100%	$511.9	100%
____________________

(1)	Totals may not sum due to rounding.

Net revenue in the Americas geography decreased by 3% on an as reported basis and 4% on a constant currency basis during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 86% and 85% for the three months ended April 30, 2017 and 2016, respectively.

International net revenue represented 63% and 64% of our net revenue for the three months ended April 30, 2017 and 2016, respectively. Net revenue in the EMEA geography decreased by 6% on an as reported basis and 3% on a constant currency basis during the three months ended April 30, 2017 as compared to the same period in the prior fiscal year. Net revenue in the APAC geography decreased by 6% on an as reported basis and on a constant currency basis during the three months ended April 30, 2017 as compared to the same period in the prior fiscal year.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, Russia, India, and China, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Weak global economic conditions that have been characterized by restructuring of sovereign debt, high unemployment, and volatility in the financial markets may impact our future financial results. Additionally, during the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. This transition has a particular impact to emerging economies as sales of perpetual licenses have historically comprised a greater percentage of total emerging economy sales in comparison to mature markets.

Net revenue in emerging economies decreased by 8% on an as reported basis and 7% on a constant currency basis during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year. Revenue from emerging economies represented 10% and 11% of net revenue for the three months ended April 30, 2017 and 2016, respectively.

Cost of Revenue and Operating Expenses

Cost of Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2017	$	%	April 30, 2016
Cost of revenue:
Maintenance and subscription (1)	$54.9	$8.3	18%	$46.6
License and other (1)	18.6	(16.3)	(47)%	34.9
Amortization of developed technology (1)	4.7	(6.2)	(57)%	10.9
	$78.2	$(14.2)	(15)%	$92.4
As a percentage of net revenue	16%			18%
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation. See Note 1, Basis of Presentation, of our condensed consolidated financial statements for additional information.

Cost of maintenance and subscription revenue includes the labor costs of providing product support to our maintenance and subscription customers, including allocated IT and facilities costs, shipping and handling costs, professional services fees related to operating our network and cloud infrastructure, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, and stock-based compensation expense.

Cost of maintenance and subscription revenue increased 18% during the three months ended April 30, 2017 as compared to the same period in the prior fiscal year, primarily due to increases in employee related costs slightly offset by lower cloud-related costs.

Cost of license and other revenue includes labor costs associated with product setup and fulfillment for perpetual licenses and costs of consulting and training services contracts and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, allocated IT and facilities costs, professional services fees and royalties. Direct material and overhead charges include the cost associated with electronic and physical fulfillment.

Cost of license and other revenue decreased 47% for the three months ended April 30, 2017, as compared to the same period in the prior fiscal year, primarily due to lower employee related costs from reduced headcount associated with license and other revenue products and services, and decreases in direct material costs as a result of the business model transition, as we generally no longer fulfill perpetual license orders.

Amortization of developed technology decreased 57% for the three months ended April 30, 2017, as compared to the same period in the prior fiscal year, as previously acquired developed technology continues to become fully amortized. In addition, there were no acquisitions during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, mix of physical versus electronic fulfillment, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

We expect cost of revenue to decrease in absolute dollars and remain flat as a percentage of net revenue during the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017.

Marketing and Sales

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2017	$	%	April 30, 2016
Marketing and sales	$255.7	$14.9	6%	$240.8
As a percentage of net revenue	53%			47%

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

Marketing and sales expenses increased 6% for the three months ended April 30, 2017 as compared to the same period in the prior fiscal year, primarily due to increases in employee-related costs and stock-based compensation expense on increased headcount.

We expect marketing and sales expenses to increase in absolute dollars and as a percentage of net revenue during the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017.

Research and Development

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2017	$	%	April 30, 2016
Research and development	$187.7	$(5.8)	(3)%	$193.5
As a percentage of net revenue	39%			38%

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

Research and development expenses decreased 3% during the three months ended April 30, 2017 as compared to the same period in the prior fiscal year, primarily due to a decrease in employee related costs on lower headcount and a decrease in professional fees, partially offset by an increase in stock-based compensation expense.

We expect research and development expenses to increase in absolute dollars and as a percentage of net revenue during the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017.

General and Administrative

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2017	$	%	April 30, 2016
General and administrative	$78.3	$3.6	5%	$74.7
As a percentage of net revenue	16%			15%

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

General and administrative expenses increased 5% during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year, primarily due to costs associated with the transition of our former CEO, partially offset by a decrease in professional fees and a decrease in employee-related costs on lower headcount.

We expect general and administrative expenses to slightly increase in absolute dollars and as a percentage of net revenue during the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017.

Amortization of Purchased Intangibles

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2017	$	%	April 30, 2016
Amortization of purchased intangibles	$5.7	$(2.2)	(28)%	$7.9
As a percentage of net revenue	1%			2%

Amortization of purchased intangibles decreased 28% during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year, as previously acquired intangible assets continue to become fully amortized. In addition, there were no acquisitions during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year.

We expect amortization of purchased intangibles to decrease in absolute dollars and as a percentage of net revenue during the second quarter of fiscal 2018, as compared to the second quarter of fiscal 2017.

Restructuring (Benefits) Charges and Other Facility Exit Costs, Net

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(in millions)	April 30, 2017	$	%	April 30, 2016
Restructuring (benefits) charges and other facility exit costs, net	$(0.3)	$(52.6)	*	$52.3
As a percentage of net revenue	—%			10%
 ____________________

*	Percentage is not meaningful.

Restructuring (benefits) charges and other facility exit costs, net decreased $52.6 million during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year, as the majority of the Fiscal 2017 Plan was recognized during the first quarter of fiscal 2017. See Note 13, "Restructuring (Benefits) Charges and Other Facility Exit Costs, Net" in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended April 30,
(in millions)	2017	2016
Interest and investment expense, net	$(6.9)	$(6.5)
(Loss) gain on foreign currency	(1.0)	1.3
Gain on strategic investments and dispositions	5.7	0.5
Other income	0.4	1.1
Interest and other expense, net	$(1.8)	$(3.6)

Interest and other expense, net decreased $1.8 million during the three months ended April 30, 2017, as compared to the same period in the prior fiscal year, primarily due to realized gains on the disposition of certain intangible assets.

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

Income tax expense was $8.2 million and $14.4 million for the three months ended April 30, 2017 and 2016, respectively. Income tax expense consists primarily of foreign taxes and U.S. tax expense related to indefinite-lived intangibles.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Beginning in the second quarter of fiscal 2016, we considered recent cumulative losses in the United States arising from the Company's business model transition as a significant source of negative evidence. Considering this negative evidence and the absence of sufficient positive objective evidence that we would generate sufficient taxable income in our United States tax jurisdiction to realize the deferred tax assets, we determined that it was not more likely than not that the Company would realize the U.S. federal and state deferred tax assets and recorded a full valuation allowance. As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine that it is more likely than not that the federal and state deferred tax assets will be realized; as a result, we will continue to evaluate the realizability of our net deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

As of April 30, 2017, we had $263.9 million of gross unrecognized tax benefits, excluding interest, of which approximately $249.9 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be $31.9 million to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2017 and 2016, our gross profit, gross margin, loss from operations, operating margin, net loss, diluted net loss per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2017	2016
	(Unaudited)
Gross profit	$407.5	$419.5
Non-GAAP gross profit	$416.1	$433.8
Gross margin	84%	82%
Non-GAAP gross margin	86%	85%
Loss from operations	$(119.6)	$(149.7)
Non-GAAP loss from operations	$(39.5)	$(27.0)
Operating margin	(25)%	(29)%
Non-GAAP operating margin	(8)%	(5)%
Net loss	$(129.6)	$(167.7)
Non-GAAP net loss	$(34.8)	$(23.0)
GAAP diluted net loss per share (1)	$(0.59)	$(0.75)
Non-GAAP diluted net loss per share (1)	$(0.16)	$(0.10)
GAAP diluted shares used in per share calculation	219.9	224.4
Non-GAAP diluted weighted average shares used in per share calculation	219.9	224.4
_______________

(1)	Net loss per share was computed independently for each of the periods presented; therefore the sum of the net loss per share amount for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2017	2016
	(Unaudited)
Gross profit	$407.5	$419.5
Stock-based compensation expense	3.9	3.4
Amortization of developed technologies	4.7	10.9
Non-GAAP gross profit	$416.1	$433.8
Gross margin	84%	82%
Stock-based compensation expense	1%	1%
Amortization of developed technologies	1%	2%
Non-GAAP gross margin	86%	85%
Loss from operations	$(119.6)	$(149.7)
Stock-based compensation expense	59.0	51.6
Amortization of developed technologies	4.7	10.9
Amortization of purchased intangibles	5.7	7.9
CEO transition costs (1)	11.0	—
Restructuring (benefits) charges and other facility exit costs, net	(0.3)	52.3
Non-GAAP loss from operations	$(39.5)	$(27.0)
Operating margin	(25)%	(29)%
Stock-based compensation expense	12%	10%
Amortization of developed technologies	1%	2%
Amortization of purchased intangibles	1%	2%
CEO transition costs (1)	2%	—%
Restructuring (benefits) charges and other facility exit costs, net	—%	10%
Non-GAAP operating margin (2)	(8)%	(5)%
Net loss	$(129.6)	$(167.7)
Stock-based compensation expense	59.0	51.6
Amortization of developed technologies	4.7	10.9
Amortization of purchased intangibles	5.7	7.9
CEO transition costs (1)	11.0	—
Restructuring (benefits) charges and other facility exit costs, net	(0.3)	52.3
Gain on strategic investments and dispositions	(5.7)	(0.5)
Discrete tax items	(7.6)	(1.9)
Income tax effect of non-GAAP adjustments	28.0	24.4
Non-GAAP net loss	$(34.8)	$(23.0)

	Three Months Ended April 30,
	2017	2016
	(Unaudited)
GAAP diluted net loss per share (3)	$(0.59)	$(0.75)
Stock-based compensation expense	0.27	0.23
Amortization of developed technologies	0.02	0.05
Amortization of purchased intangibles	0.03	0.04
CEO transition costs (1)	0.04	—
Restructuring (benefits) charges and other facility exit costs, net	—	0.23
Gain on strategic investments and dispositions	(0.03)	—
Discrete tax items	(0.03)	(0.01)
Income tax effect of non-GAAP adjustments	0.13	0.11
Non-GAAP diluted net (loss) per share (3)	$(0.16)	$(0.10)
____________________

(1)	CEO transition costs include stock-based compensation of $7.8 million related to the acceleration of eligible stock awards in conjunction with the Company's former CEO's transition agreement.

(2)	Totals may not sum due to rounding.

(3)	Net loss per share was computed independently for each of the periods presented; therefore the sum of the net loss per share amount for the quarters may not equal the total for the year.

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

CEO transition costs. We exclude amounts paid to the Company's former CEO, upon his departure under the terms of his transition agreement, including his severance payment and the continued vesting of his performance stock units, legal fees incurred with the transition, and recruiting costs related to the search for a new CEO from our non-GAAP measures because they represent non-recurring expenses and are not indicative of our ongoing operating expenses. We further believe that excluding the CEO transition costs from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

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

Loss (gain) on strategic investments and dispositions. We exclude gains and losses related to our strategic investments and dispositions from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments and dispositions in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components, realized gains and losses on the sales or losses on the impairment of these investments and dispositions. We believe excluding these items is useful to investors because these excluded items do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments and dispositions which do not occur regularly.

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

At April 30, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $2.1 billion and net accounts receivable of $231.5 million. Net of our senior notes, we have cash, cash equivalents, and marketable securities totaling $584.2 million at April 30, 2017.

In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all four series of notes collectively, the “Notes”). As of May 31, 2017, we have $1.5 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date. This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. As the result of a forecasted inability to comply with the credit agreement's minimum interest coverage ratio in the first quarter of fiscal 2018, the Company renegotiated the credit agreement financial covenants in April 2017. The financial covenants now consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and after April 30, 2018, a minimum interest coverage ratio. As of May 31, 2017, we have no amounts outstanding under the credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

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

As of April 30, 2017, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of April 30, 2017, approximately 80% of our total cash or cash equivalents, and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the United States. We expect to meet our U.S. liquidity needs through ongoing cash flows, foreign cash for which U.S. federal income taxes have been provided, external borrowings, or a combination. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

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

	Three Months Ended April 30,
(in millions)	2017	2016
Net cash provided by operating activities	$45.2	$164.4
Net cash provided by (used in) investing activities	258.5	(230.2)
Net cash used in financing activities	(178.8)	(67.2)

Net cash provided by operating activities of $45.2 million for the three months ended April 30, 2017 consisted of $94.8 million of non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense, and $73.0 million of cash flow provided by changes in operating assets and liabilities, offsetting our net loss of $129.6 million.

The primary working capital source of cash was a decrease in accounts receivable. The primary working capital uses of cash were decreases in accrued compensation and other accrued liabilities. Our days sales outstanding in accounts receivables was 43 at April 30, 2017 compared to 86 at January 31, 2017. The days sales outstanding decrease relates primarily to seasonal billings linearity.

Net cash provided by investing was $258.5 million for the three months ended April 30, 2017 and was primarily due to the sale and maturities of marketable securities. These cash inflows were partially offset by purchases of marketable securities and capital expenditures.

At April 30, 2017, our short-term investment portfolio had an estimated fair value of $471.1 million and a cost basis of $466.9 million. The portfolio fair value consists of $204.9 million invested in corporate debt securities, $81.3 million invested in commercial paper, $36.9 million invested in municipal bonds, $30.9 million invested in asset backed securities, $25.4 million invested in U.S. government securities, $19.7 million invested in certificates of deposit, $12.0 million invested in sovereign debt, and $7.5 million invested in agency bonds.

At April 30, 2017, $52.5 million of short-term trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $178.8 million for the three months ended April 30, 2017 and was primarily due to repurchases of our common stock and payments for taxes related to net share settlement of equity awards. These cash outflows were offset in part by cash proceeds from issuance of common stock.

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

During the three months ended April 30, 2017, we repurchased 2.2 million shares of our common stock. At April 30, 2017, 24.4 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. These programs do not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended April 30, 2017:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	0.7	$84.65	0.7	25.9
March 1 - March 31	1.0	85.49	1.0	24.9
April 1 - April 30	0.5	86.61	0.5	24.4
Total	2.2	$85.48	2.2
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plans approved by the Board of Directors in September 2016 and June 2012 that each authorized the repurchase of 30.0 million shares. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the three months ended April 30, 2017.

Off-Balance Sheet Arrangements

As of April 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Glossary of Terms

Annualized Recurring Revenue (ARR)—Represents the annualized value of our average monthly recurring revenue for the preceding three months. "Maintenance plan ARR” captures ARR relating to traditional maintenance attached to perpetual licenses. "Subscription plan ARR" captures ARR relating to subscription offerings. Refer to the definition of recurring revenue below for more details on what is included within ARR. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

ARR is currently one of our key performance metrics to assess the health and trajectory of our business. ARR should be viewed independently of revenue and deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.

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

Flexible Enterprise Business Arrangements—Represents programs providing enterprise customers with token-based access or a fixed maximum number of seats to a broad pool of Autodesk products over a defined contract term.

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

License and Other Revenue—Represents (1) perpetual license revenue and (2) other revenue. Perpetual license revenue includes software license revenue from the sale of perpetual licenses, and Creative Finishing. Other revenue includes revenue such as standalone consulting and training, and is recognized over time as the services are performed.

Maintenance Plans—Our maintenance plans provide our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plans, customers are eligible to receive unspecified upgrades when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally between one and three years.

Recurring revenue—Consists of the revenue for the period from our traditional maintenance plans and revenue from our subscription plan offerings. It excludes subscription revenue related to consumer product offerings, select Creative Finishing product offerings, education offerings, and third party products. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

Subscription revenue—Includes subscription fees from term-based product subscriptions, flexible enterprise business arrangements and all other services as part of a bundled subscription agreement accounted for as a single unit of accounting. (i.e. cloud services, maintenance, and consulting).

Total Subscriptions—Consists of subscriptions from our maintenance plans and subscription plan offerings that are active and paid as of the quarter end date. For certain cloud service offerings and flexible enterprise business arrangements, subscriptions represent the monthly average activity reported within the last three months of the quarter end date. Total subscriptions do not include education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation.

Unbilled deferred revenue—Unbilled deferred revenue represents contractually stated or committed orders under multi-year billing plans for subscription, services, license and maintenance for which the associated revenue has not been recognized and the customer has not been invoiced. Unbilled deferred revenue is not included on our Consolidated Balance Sheet until invoiced to the customer.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2017 and January 31, 2017, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $606.1 million and $640.0 million at April 30, 2017 and January 31, 2017, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2017 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2017 and January 31, 2017 would increase the fair value of our foreign currency contracts by $53.1 million and $60.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2017 and January 31, 2017 would decrease the fair value of our foreign currency contracts by $37.4 million and $32.5 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At April 30, 2017, we had $1.6 billion of cash equivalents and marketable securities, including $471.1 million classified as short-term marketable securities and $264.4 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $2.4 million and $4.8 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our Co-CEOs and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Co-CEOs and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

Our disclosure controls and procedures include components of our internal control over financial reporting. Our management, including our Co-CEOs and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Changes in Internal Control Over Financial Reporting

In connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management identified a material weakness in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate. As of April 30, 2017, management believes it has sufficient evidence to conclude that the changes listed below, which were initiated over the course of the last 18 months and were designed to remediate the material weakness, have been completely implemented and the material weakness has been remediated. Changes designed to remediate the material weakness that were implemented include the following:

•	enhanced our technical accounting review for complex income tax considerations;

•	enhanced our income tax controls to include specific activities to ensure proper classification of deferred taxes;

•
supplemented our accounting and tax professionals with the engagement of an internationally recognized accounting firm to assist us in the technical review regarding the application of tax rules around deferred tax assets and liabilities; and

•	reorganized the structure of our tax function, including hiring new tax personnel, to enhance the level of documentation, technical oversight, and review.

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To address the industry transition from personal computer to cloud, mobile, and social computing, we accelerated our move to the cloud and are offering more flexible product licenses. To support our transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites effective August 1, 2016. Also, on June 1, 2017, we will commence a program to incentivize maintenance plan customers to move to subscription plan offerings. Through this program we will offer discounts to those maintenance plan customers that move to subscription plan offerings, while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance.

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

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our other offerings and cloud-based services. We want customers using individual Autodesk products to expand their portfolio with our other offerings and cloud-based services, and we are taking steps to accelerate this migration. At times, sales of licenses of our AutoCAD and AutoCAD LT or individual Autodesk flagship products have decreased without a corresponding increase in industry collections or cloud-based services revenue or without purchases of customer seats to our industry collections. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as product subscription offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while potentially reducing our upfront perpetual revenue stream.

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

The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 has and will continue to result in the loss of future upfront licensing revenue. This also has frozen the growth of our maintenance revenue because there will be no further opportunities to attach maintenance licensing.
Also, on June 1, 2017, we will commence a maintenance to subscription loyalty program to encourage maintenance customers to move to subscriptions. As a result, we expect our maintenance revenue to decline over time, but it may decline more quickly than anticipated due to low maintenance renewals. At the same time, our subscription (formerly new model) revenue may not grow as rapidly as anticipated. Our subscription pricing allows customers to use our offerings at a lower initial cost when compared to the sale of a perpetual license. Although our subscriptions are designed to increase the number of customers who purchase offerings and create a recurring revenue stream that is more predictable over time, it creates risks related to the timing of revenue recognition and expected reductions in cash flows in the near term.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 63% and 64% of our net revenue for the three months ended April 30, 2017 and 2016, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors.

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

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to U.S. export controls and economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to locations, governments, and persons targeted by U.S. sanctions. While we have processes in place to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export control and sanctions laws.

We also note that if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control and sanctions compliance requirements in our channel partner agreements. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of up to $284,582 or twice the value of the transaction, whichever is greater, per violation. In the event of criminal knowing and willful violations of these laws, fines of up to $1 million per violation and possible incarceration for responsible employees and managers could be imposed.

While we have extensive compliance procedures in place, licensing of our product offerings may have been made in potential violation of the export control and economic sanctions laws. We filed a Voluntary Self Disclosure in December 2016 with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) with respect to the sale of certain licenses in an aggregate amount of less than $700,000. We are currently waiting for OFAC to complete its review of this matter. We could be subject to monetary penalties or other sanctions by OFAC in connection with its review of this issue.

Actions that we are taking to restructure our business in alignment with our business model transition strategy may be costly and may not be as effective as anticipated.

During the first quarter of fiscal 2017, we commenced a company-wide restructuring plan to accelerate the Company’s move to the cloud and its transition to a subscription-based business model. Through the restructuring, we sought to reduce expenses, streamline the organization, and reallocate resources to align more closely with the Company’s needs going forward. As a result of these actions, we incurred additional costs in the short term that had the effect of reducing our operating margins. If we are unable to realize the expected outcomes from the restructuring efforts, our business and operating results may be harmed.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2017 and 2016, approximately 70% and 75%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data. Tech Data accounted for 30% of our total net revenue for the three months ended April 30, 2017, as compared to 29% of our total net revenue for the three months ended April 30, 2016. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

A significant portion of our revenue is generated through maintenance revenue; if decreases in maintenance revenue are not offset by increases in subscription revenue, our future revenue and financial results will be negatively impacted.

Our maintenance customers have no obligation to renew their maintenance contracts after the expiration of their maintenance period, which is typically one year. The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 resulted in the loss of future maintenance attach opportunities. Also, on June 1, 2017, we will commence a maintenance to subscription loyalty program to encourage maintenance customers to move to subscriptions. As a result, we expect customer renewal rates will decline or fluctuate over time as a result of a number of factors, including the overall global economy, the health of their businesses, the perceived value of the maintenance program and planned maintenance pricing increases. If our non-renewing maintenance customers do not transition to our subscriptions, our future revenue and financial results will be negatively impacted.

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

•
failure to achieve anticipated levels of customer acceptance of our business model transition, including the impact of the end of perpetual licenses and the introduction of our maintenance to subscription program;

•	changes in product mix, pricing pressure or changes in product pricing;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	the success of new business or sales initiatives;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	security breaches and potential financial penalties to customers and government entities;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	failure to achieve and maintain cost reductions and productivity increases;

•	dependence on and the timing of large transactions;

•	changes in billings linearity;

•	adjustments arising from ongoing or future tax examinations;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower growth or contraction of our maintenance program;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our ability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and 3D printing;

•	the timing of the introduction of new products by us or our competitors;

•	the financial and business condition of our reseller and distribution channels;

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies;

•	perceived or actual technical or other problems with a product or combination of products;

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;

•	increases in cloud services-related expenses;

•	timing of additional investments in the development of our platform or deployment of our services;

•	timing of product releases and retirements;

•	changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures;

•	changes in sales compensation practices;

•	failure to effectively implement our copyright legalization programs, especially in developing countries;

•	failure to achieve sufficient sell-through in our channels for new or existing products;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	interruptions or terminations in the business of our consultants or third-party developers;

•	the timing and degree of expected investments in growth and efficiency opportunities;

•	failure to achieve continued success in technology advancements;

•	catastrophic events or natural disasters;

•	regulatory compliance costs;

•	potential goodwill impairment charges related to prior acquisitions; and

•	failure to appropriately estimate the scope of services under consulting arrangements.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2017, combined revenue from our AutoCAD and AutoCAD LT products, not including collections (formerly suites) having AutoCAD or AutoCAD LT as a component, represented 19% of total net revenue compared to 17% during the three months ended April 30, 2016.

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

In connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management identified a material weakness in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate. As of April 30, 2017, management believes it has sufficient evidence to conclude that the changes listed below, which were initiated over the course of the last 18 months and were designed to remediate the material weakness, have been completely implemented and the material weakness has been remediated. Changes designed to remediate the material weakness that were implemented include the following:

•	enhanced our technical accounting review for complex income tax considerations;

•	enhanced our income tax controls to include specific activities to ensure proper classification of deferred taxes;

•
supplemented our accounting and tax professionals with the engagement of an internationally recognized accounting firm to assist us in the technical review regarding the application of tax rules around deferred tax assets and liabilities; and

•	reorganized the structure of our tax function, including hiring new tax personnel, to enhance the level of documentation, technical oversight, and review.

If our management or auditor identifies one or more material weaknesses in our internal control over financial reporting, we would be unable to assert such internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion that our internal controls are effective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and stock price.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part II, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, ARR, ARPS, earnings, subscriptions, or other key performance metrics;

•	results and future projections related to our business model transition;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

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

For example, the U.S.-based Financial Accounting Standards Board (“FASB”) is currently working together with the International Accounting Standards Board (“IASB”) on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow U.S. Generally Accepted Accounting Principles (“GAAP”) under SEC regulations and those who are required to follow International Financial Reporting Standards ("IFRS") outside of the U.S. These efforts by FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to principles for recognizing revenue and lease accounting.

Furthermore, in May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.  In August 2015, FASB subsequently issued ASU 2015-14, which deferred the effectiveness of ASU 2014-09, so that it will now be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The revised effective date for the Company under the new standard will be the beginning of fiscal 2019. We are assessing the impact on our consolidated financial statements, defining our operational requirements, and implementing changes to our policies, procedures and systems. This new standard is both technical and complex, and we expect to incur significant ongoing costs to implement and maintain compliance with this new standard. In addition, there may be greater uncertainty with respect to projecting revenue results from future operations as we work through the new revenue recognition standard.

It is not clear whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our consolidated financial position, results of operations and cash flows. Adoption of ASU 2014-09 along with any other changes in accounting principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.  Any difficulties in the implementation of new or changed accounting standards including ASU 2014-09 could cause us to fail to meet our financial reporting obligations. If our estimates relating to our critical accounting policies are based on assumptions or judgments that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price. In addition, as we evolve and change our business and sales models, we are currently unable to determine how these potential changes may impact our new models, particularly in the area of revenue recognition.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. In fiscal 2016, we determined that it was more likely than not that the Company would not realize our U.S. deferred tax assets and established a valuation allowance against our U.S. deferred tax assets. We continued to have a full valuation allowance against our U.S. deferred tax assets in fiscal 2017 and increased the amount of the valuation allowance to include deferred tax assets generated in fiscal 2017, including deferred tax assets that were established as a result of the adoption of ASU 2016-09 in the second quarter of fiscal 2017. Changes in the amount of the valuation allowance could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

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

We also have a $400.0 million revolving credit facility. As of April 30, 2017, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. As the result of a forecasted inability to comply with the credit agreement minimum interest coverage ratio in the first quarter of fiscal 2018, the Company renegotiated the credit agreement's financial covenants in April 2017. The financial covenants now consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and after April 30, 2018 a minimum interest coverage ratio.

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

There were no sales of unregistered securities during the three months ended April 30, 2017.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2017)

10.1*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K filed on March 21, 2017)

10.2*
Transition and Separation Agreement, dated February 6, 2017, by and between the Registrant and Carl Bass (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2017)

10.3*
Participants, target awards and payout formulas for fiscal year 2018 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 17, 2017)

10.4
Agreement, dated February 6, 2017, by and among the Registrant, Sachem Head Capital Management LP, Uncas GP LLC, and Sachem Head GP LLC (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2017)

10.5
Letter Amendment No. 1, dated April 26, 2017, to the Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as administrative agent

31.1	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
†
The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 31, 2017

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)