Form 10-Q
period 2017-07-31
AUTODESK INC
filed 2017-08-31
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
As of August 24, 2017, registrant had outstanding 219,192,248 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net revenue:
Maintenance	$261.8	$277.5	$525.4	$561.9
Subscription	196.1	101.8	369.5	187.3
Total maintenance and subscription revenue	457.9	379.3	894.9	749.2
License and other	43.9	171.4	92.6	313.4
Total net revenue	501.8	550.7	987.5	1,062.6
Cost of revenue:
Cost of maintenance and subscription revenue	52.8	46.8	107.7	93.4
Cost of license and other revenue	17.8	27.6	36.4	62.5
Amortization of developed technology	4.0	10.7	8.7	21.6
Total cost of revenue	74.6	85.1	152.8	177.5
Gross profit	427.2	465.6	834.7	885.1
Operating expenses:
Marketing and sales	257.6	243.1	513.3	483.9
Research and development	193.8	193.0	381.5	386.5
General and administrative	78.0	68.6	156.3	143.3
Amortization of purchased intangibles	4.9	7.8	10.6	15.7
Restructuring charges and other facility exit costs, net	0.5	16.0	0.2	68.3
Total operating expenses	534.8	528.5	1,061.9	1,097.7
Loss from operations	(107.6)	(62.9)	(227.2)	(212.6)
Interest and other expense, net	(18.8)	(10.1)	(20.6)	(13.7)
Loss before income taxes	(126.4)	(73.0)	(247.8)	(226.3)
Provision for income taxes	(17.6)	(25.2)	(25.8)	(39.6)
Net loss	$(144.0)	$(98.2)	$(273.6)	$(265.9)
Basic net loss per share	$(0.66)	$(0.44)	$(1.25)	$(1.19)
Diluted net loss per share	$(0.66)	$(0.44)	$(1.25)	$(1.19)
Weighted average shares used in computing basic net loss per share	219.5	223.2	219.7	223.8
Weighted average shares used in computing diluted net loss per share	219.5	223.2	219.7	223.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net loss	$(144.0)	$(98.2)	$(273.6)	$(265.9)
Other comprehensive income (loss), net of reclassifications:
Net loss on derivative instruments (net of tax effect of $0.9, $1.1, $1.4 and ($0.8), respectively)	(11.6)	(1.5)	(13.0)	(11.0)
Change in net unrealized (loss) gain on available-for-sale securities (net of tax effect of $0.4, ($0.1), $0.1, and ($0.6), respectively)	(0.5)	1.1	0.2	3.4
Change in defined benefit pension items (net of tax effect of $0.0, ($0.2), $0.0, and ($0.2), respectively)	0.3	—	(0.2)	0.3
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of ($0.6), $0.0, ($0.9) and $0.0, respectively)	25.2	(7.9)	38.6	(1.4)
Total other comprehensive income (loss)	13.4	(8.3)	25.6	(8.7)
Total comprehensive loss	$(130.6)	$(106.5)	$(248.0)	$(274.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,174.1	$1,213.1
Marketable securities	533.6	686.8
Accounts receivable, net	265.6	452.3
Prepaid expenses and other current assets	110.0	108.4
Total current assets	2,083.3	2,460.6
Marketable securities	236.0	306.2
Computer equipment, software, furniture and leasehold improvements, net	153.0	158.6
Developed technologies, net	34.0	45.7
Goodwill	1,588.6	1,561.1
Deferred income taxes, net	66.2	63.9
Other assets	192.9	202.0
Total assets	$4,354.0	$4,798.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93.0	$93.5
Accrued compensation	161.7	238.2
Accrued income taxes	21.3	50.0
Deferred revenue	1,308.5	1,270.1
Current portion of long-term notes payable, net	—	398.7
Other accrued liabilities	117.2	134.9
Total current liabilities	1,701.7	2,185.4
Long-term deferred revenue	467.5	517.9
Long-term income taxes payable	33.2	39.3
Long-term deferred income taxes	100.9	91.5
Long-term notes payable, net	1,584.9	1,092.0
Other liabilities	150.3	138.4
Stockholders’ equity:
Common stock and additional paid-in capital	1,934.8	1,876.3
Accumulated other comprehensive loss	(152.9)	(178.5)
Accumulated deficit	(1,466.4)	(964.2)
Total stockholders’ equity	315.5	733.6
Total liabilities and stockholders' equity	$4,354.0	$4,798.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2017	2016
Operating activities:
Net loss	$(273.6)	$(265.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	56.8	70.4
Stock-based compensation expense	134.4	105.9
Deferred income taxes	5.8	(9.2)
Restructuring charges and other facility exit costs, net	0.2	68.3
Other operating activities	7.7	(6.2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	185.5	346.9
Prepaid expenses and other current assets	(2.4)	(23.3)
Accounts payable and accrued liabilities	(95.8)	(44.6)
Deferred revenue	(9.9)	(1.4)
Accrued income taxes	(36.0)	(94.5)
Net cash (used in) provided by operating activities	(27.3)	146.4
Investing activities:
Purchases of marketable securities	(299.7)	(810.9)
Sales of marketable securities	110.8	354.7
Maturities of marketable securities	420.3	791.3
Capital expenditures	(26.4)	(42.6)
Acquisitions, net of cash acquired	—	(85.2)
Other investing activities	(4.3)	(6.7)
Net cash provided by investing activities	200.7	200.6
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	55.9	54.2
Taxes paid related to net share settlement of equity awards	(49.8)	(19.9)
Repurchases of common stock	(315.2)	(270.0)
Proceeds from debt, net of discount	496.9	—
Repayment of debt	(400.0)	—
Other financing activities	(5.8)	—
Net cash used in financing activities	(218.0)	(235.7)
Effect of exchange rate changes on cash and cash equivalents	5.6	3.0
Net (decrease) increase in cash and cash equivalents	(39.0)	114.3
Cash and cash equivalents at beginning of period	1,213.1	1,353.0
Cash and cash equivalents at end of period	$1,174.1	$1,467.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2017, and for the three and six months ended July 31, 2017 and 2016, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2017 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2018, or for any other period. Further, the balance sheet as of January 31, 2017 has been derived from the audited balance sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed on March 21, 2017.

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

This change in presentation does not affect our total net revenues, total cost of net revenues or overall gross margin. The following table shows reclassified amounts to conform to the current period presentation:

	Three Months Ended July 31, 2016			Six Months Ended July 31, 2016
	Previously Reported	Change in Presentation Reclassification	Current Presentation	Previously Reported	Change in Presentation Reclassification	Current Presentation
Net revenue:
Maintenance (1)	N/A	$277.5	$277.5	N/A	$561.9	$561.9
Subscription	$322.0	(220.2)	101.8	$648.0	(460.7)	187.3
License and other	228.7	(57.3)	171.4	414.6	(101.2)	313.4
Total	$550.7	$—	$550.7	$1,062.6	$—	$1,062.6

Cost of revenue:
Maintenance and subscription (2)	$38.2	$8.6	$46.8	$78.0	$15.4	$93.4
License and other	46.9	(19.3)	27.6	99.5	(37.0)	62.5
Amortization of developed technology (1)	N/A	10.7	10.7	N/A	21.6	21.6
Total	$85.1	$—	$85.1	$177.5	$—	$177.5
 _______________

(1)	These lines were not previously reported in the Condensed Consolidated Statement of Operations.

(2)	Previously, titled "Subscription."

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2017, that are of significance, or potential significance, to the Company.

Accounting standard adopted in the current fiscal year

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

Recently issued accounting standards but not yet adopted

In August 2017, FASB issued Accounting Standards Update No. 2017-12 ("ASU 2017-12"), "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities."  The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements.  For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The amendments are effective for Autodesk's fiscal year beginning February 1, 2019, with early adoption permitted.  Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In February 2017, FASB issued Accounting Standards Update No. 2017-05 ("ASU 2017-05"), "Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU, among other things, clarifies the scope of the derecognition of nonfinancial assets, the definition of in substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The amendments are effective for Autodesk's fiscal year beginning February 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The effect of the implementation will depend upon the nature of the Company's future acquisitions or dispositions, if any. The adoption of the guidance would not have had a material impact on acquisitions prior to the current period and on the Company's consolidated statements of financial condition and results of operations.

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

In October 2016, FASB issued Accounting Standards Update No. 2016-16 ("ASU 2016-16"), “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The amendments will be effective for Autodesk's fiscal year beginning February 1, 2018. The new guidance is required to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Autodesk is currently evaluating the accounting and disclosure requirements of the standard. Furthermore, the actual impact of implementation will largely depend on future intra-entity asset transfers, if any.

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

A limited number of Autodesk's product subscriptions do not incorporate substantial cloud services, and under ASU 2014-09 will be recognized as distinct license and service performance obligations. Revenue allocated to the licenses in these offerings will be recognized at a point in time instead of over the contract term. While we are still evaluating, Autodesk believes the impact of the change to timing of revenue recognition for these limited offerings, and other revenue streams that Autodesk is currently evaluating, may have a material balance sheet impact on the adoption date with the application of the modified retrospective transition method. It is not expected to have a material impact to reported revenue in subsequent reporting periods.

Another significant provision under ASU 2014-09 includes the capitalization and amortization of costs associated with obtaining a contract, such as sales commission. The Company expects there to be a material balance sheet impact at the period of adoption capturing the sales commission capitalization and is currently evaluating the magnitude at implementation.

Furthermore, the Company has made and will continue to make investments in systems and processes to enable timely and accurate reporting under the new standard. The Company currently expects that necessary operational and internal control structural changes will be implemented prior to the adoption date.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 31% of Autodesk’s total net revenue for both the three months ended July 31, 2017 and 2016 and 30% of Autodesk’s total net revenue for both the six months ended July 31, 2017 and 2016. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 30% and 20% of trade accounts receivable at July 31, 2017 and January 31, 2017, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2017 and January 31, 2017:

	July 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$7.0	$—	$—	$7.0	$7.0	$—	$—
Certificates of deposit	61.3	—	—	61.3	61.3	—	—
Corporate debt securities	23.0	—	—	23.0	23.0	—	—
Commercial paper	167.6	—	—	167.6	—	167.6	—
Custody cash deposit	42.8	—	—	42.8	42.8	—	—
Municipal bonds	15.0	—	—	15.0	15.0	—	—
Money market funds	348.5	—	—	348.5	—	348.5	—
Sovereign debt	5.0	—	—	5.0	—	5.0	—
U.S. government securities	100.0	—	—	100.0	100.0	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	7.5	—	—	7.5	7.5	—	—
Asset backed securities	30.2	—	—	30.2	—	30.2	—
Certificates of deposit	13.0	—	—	13.0	13.0	—	—
Commercial paper	98.9	—	—	98.9	—	98.9	—
Corporate debt securities	219.3	0.1	—	219.4	219.4	—	—
Municipal bonds	36.7	0.1	—	36.8	36.8	—	—
Sovereign debt	14.0	—	—	14.0	—	14.0	—
U.S. government securities	59.4	—	—	59.4	59.4	—	—
Short-term trading securities
Mutual funds	48.7	5.7	—	54.4	54.4	—	—
Long-term available-for-sale
Agency bonds	7.5	—	—	7.5	7.5	—	—
Asset backed securities	57.6	—	(0.1)	57.5	—	57.5	—
Corporate debt securities	126.3	0.3	—	126.6	126.6	—	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	1.6	—	—	1.6	—	1.6	—
U.S. government securities	37.8	—	—	37.8	37.8	—	—
Convertible debt securities (2)	10.7	3.4	(3.1)	11.0	—	—	11.0
Derivative contract assets (3)	3.0	10.2	(2.2)	11.0	—	9.0	2.0
Derivative contract liabilities (4)	—	—	(19.3)	(19.3)	—	(19.3)	—
Total	$1,547.4	$19.8	$(24.7)	$1,542.5	$816.5	$713.0	$13.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$6.0	$—	$—	$6.0	$6.0	$—	$—
Certificates of deposit	63.1	—	—	63.1	63.1	—	—
Commercial paper	207.4	—	—	207.4	—	207.4	—
Corporate debt securities	40.2	—	—	40.2	40.2	—	—
Custody cash deposit	3.2	—	—	3.2	3.2	—	—
Money Market funds	256.5	—	—	256.5	—	256.5	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	15.0	—	—	15.0	—	15.0	—
U.S. government securities	309.5	—	—	309.5	309.5	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	13.2	—		13.2	13.2	—	—
Asset backed securities	19.6	—	—	19.6	—	19.6	—
Certificates of deposit	157.3	—	—	157.3	157.3	—	—
Commercial paper	109.2	—	—	109.2	—	109.2	—
Corporate debt securities	234.7	—	(0.2)	234.5	234.5	—	—
Municipal bonds	43.4	—	—	43.4	43.4	—	—
Sovereign debt	30.0	—	—	30.0	—	30.0	—
U.S. government securities	32.3	—	—	32.3	32.3	—	—
Short-term trading securities
Mutual funds	44.8	2.5	—	47.3	47.3	—	—
Long-term available-for-sale
Agency bonds	7.1	—	—	7.1	7.1	—	—
Asset backed securities	65.8	0.1	—	65.9	—	65.9	—
Corporate debt securities	172.1	0.1	(0.1)	172.1	172.1	—	—
Municipal bonds	10.7	—	—	10.7	10.7	—	—
Sovereign debt	1.5	—	—	1.5	—	1.5	—
U.S. government securities	48.8	0.1	—	48.9	48.9	—	—
Convertible debt securities (2)	4.9	2.3	(1.6)	5.6	—	—	5.6
Derivative contract assets (3)	2.2	12.3	(1.3)	13.2	—	11.9	1.3
Derivative contract liabilities (4)	—	—	(10.4)	(10.4)	—	(10.4)	—
Total	$1,903.5	$17.4	$(13.6)	$1,907.3	$1,193.8	$706.6	$6.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the six months ended July 31, 2017.

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

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2017 follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2017	$1.3	$5.6	$6.9
Purchases	1.1	5.9	7.0
Losses included in earnings	(0.4)	—	(0.4)
Losses included in OCI	—	(0.5)	(0.5)
Balances, July 31, 2017	$2.0	$11.0	$13.0

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	July 31, 2017
	Cost	Fair Value
Due within 1 year	$475.7	$475.8
Due in 1 year through 5 years	243.3	244.0
Due in 5 years through 10 years	1.9	1.9
Due after 10 years	4.6	4.5
Total	$725.5	$726.2

As of July 31, 2017 and January 31, 2017, Autodesk had no securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

As of July 31, 2017 and January 31, 2017, Autodesk had $108.5 million and $117.2 million, respectively, in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. Other than the amounts disclosed in the following paragraph, Autodesk does not intend to sell these cost method investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost bases, which may be maturity. Therefore, Autodesk does not consider those investments to be other-than-temporarily impaired at July 31, 2017. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. During the three and six months ended July 31, 2017, Autodesk recorded $3.6 million and $4.1 million, respectively, in other-than-temporary impairments on its privately held equity investments. During each of the three and six months ended July 31, 2016, Autodesk recorded $0.3 million in other-than-temporary impairments on its privately held equity investment.

There was no loss or gain for the sales or redemptions of “available-for-sale securities” during the six months ended July 31, 2017. The sales or redemptions of “available-for-sale securities” during the six months ended July 31, 2016 resulted in a gain of $0.4 million. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the six months ended July 31, 2017 and 2016 were $531.1 million and $1,146.0 million, respectively.

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

The net notional amounts of these contracts are presented net settled and were $441.6 million at July 31, 2017 and $369.4 million at January 31, 2017. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $1.6 million remaining in “Accumulated other comprehensive loss” as of July 31, 2017 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $175.4 million at July 31, 2017 and $270.6 million at January 31, 2017.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2017 and January 31, 2017:

	Balance Sheet Location	Fair Value at
		July 31, 2017	January 31, 2017
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$8.1	$10.1
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	2.9	3.2
Total derivative assets		$11.0	$13.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$16.2	$4.5
Derivatives not designated as hedging instruments	Other accrued liabilities	3.1	6.0
Total derivative liabilities		$19.3	$10.5

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2017 and 2016 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Amount of (loss) gain recognized in accumulated other comprehensive (loss) income on derivatives (effective portion)	$(9.3)	$1.5	$(11.4)	$(4.9)
Amount and location of gain (loss) reclassified from accumulated other comprehensive (loss) income into (loss) income (effective portion)
Net revenue	$2.8	$2.5	$4.8	$7.4
Operating expenses	(0.5)	0.5	(3.2)	(1.3)
Total	$2.3	$3.0	$1.6	$6.1
Amount and location of gain (loss) recognized in (loss) income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$0.1	$(0.2)	$(0.1)	$(0.4)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2017 and 2016 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Amount and location of loss recognized in (loss) income on derivatives
Interest and other expense, net	$(6.5)	$(3.9)	$(8.3)	$(10.9)

5. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the six months ended July 31, 2017 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2017	7,622.4	$60.13
Granted	815.8	93.97
Vested	(1,269.2)	58.17
Canceled/Forfeited	(331.4)	61.31
Performance Adjustment (1)	24.7	61.79
Unvested restricted stock units at July 31, 2017	6,862.3	$65.30
 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2017 performance period. The performance stock units were attained at rates ranging from 99.7% to 114.7% of the target award.

The fair value of the shares vested during the six months ended July 31, 2017 and 2016 was $116.9 million and $93.4 million, respectively.

During the six months ended July 31, 2017, Autodesk granted 0.5 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $52.0 million and $41.5 million during the three months ended July 31, 2017 and 2016, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $102.0 million and $80.3 million during the six months ended July 31, 2017 and 2016, respectively. The $52.0 million and $102.0 million of stock-based compensation expense for the three and six months ended July 31, 2017, respectively, includes $5.9 million and $9.1 million, respectively, related to the acceleration of eligible restricted stock awards in conjunction with the Company's CEO transition.

During the six months ended July 31, 2017, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. During the period, we granted two different types of performance stock units.

The performance criteria for the first type of performance stock units were based on a mix of net subscription additions, Annualized Recurring Revenue ("ARR"), non-GAAP total spend, and total subscription renewal rate goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index or the S&P North American Technology Software Index (“Relative TSR”). These performance stock units vest over a three-year period and have the following vesting schedule:

•
Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2018 as well as 1-year Relative TSR (covering year one).

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

The performance criteria for the second type of performance stock units granted to our Chief Executive Officer during the six months ended July 31, 2017 were based on fiscal 2020 free cash flow per share and ARR goals adopted by the Compensation and Human Resource Committee.  These performance stock units vest in March 2020 based on the Company’s fiscal 2020 performance against the performance criteria.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using stock price on the date of grant or if the awards are also subject to a market condition, a Monte Carlo simulation model. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $9.7 million and $5.9 million for the three months ended July 31, 2017 and 2016, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $20.6 million and $12.2 million for the six months ended July 31, 2017 and 2016, respectively. The $9.7 million and $20.6 million of stock-based compensation expense for the three and six months ended July 31, 2017, respectively, includes $2.8 million and $7.5 million, respectively, related to the acceleration of eligible performance stock awards in conjunction with the Company's CEO transition.

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

Autodesk issued 1.1 million and 1.2 million shares under the ESPP during the six months ended July 31, 2017 and 2016, respectively, with an average price of $38.34 and $36.67 per share. The weighted average grant date fair value of awards granted under the ESPP was $25.13 and $17.88 during the six months ended July 31, 2017 and 2016, respectively, calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the six months ended July 31, 2017 and 2016, respectively, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Cost of maintenance and subscription revenue (1)	$2.9	$2.0	$5.7	$4.0
Cost of license and other revenue (1)	1.0	1.4	2.1	2.8
Marketing and sales	26.0	23.3	52.4	44.8
Research and development	20.4	20.2	41.6	39.1
General and administrative	17.3	7.4	32.6	15.2
Stock-based compensation expense related to stock awards and ESPP purchases	67.6	54.3	134.4	105.9
Tax benefit	(0.3)	—	(0.3)	—
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$67.3	$54.3	$134.1	$105.9
 _______________

(1)	Prior periods have been adjusted to conform with the current period's presentation. See Note 1, "Basis of Presentation," for additional information.

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

	Three Months Ended July 31, 2017		Three Months Ended July 31, 2016
	Performance Stock Unit	ESPP (1)	Performance Stock Unit (2)	ESPP (1)
Range of expected volatilities	31.8%	N/A	N/A	N/A
Range of expected lives (in years)	N/A	N/A	N/A	N/A
Expected dividends	—%	N/A	N/A	N/A
Range of risk-free interest rates	1.2%	N/A	N/A	N/A
	Six Months Ended July 31, 2017		Six Months Ended July 31, 2016
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	31.8%	31.4 - 33.7%	38.4 - 38.6%	35.0 - 40.2%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	1.0 - 1.2%	0.9 - 1.3%	0.6 - 0.7%	0.5 - 0.9%
 _______________

(1)	Autodesk does not issue any shares under its ESPP in the second or fourth quarter.

(2)	Autodesk did not grant PSUs in the three months ended July 31, 2016 that were subject to market conditions.

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures: (1) a measure of historical volatility in the trading market for the Company’s common stock, and (2) the implied volatility of traded forward call options to purchase shares of the Company’s common stock. The expected volatility for performance stock units subject to market conditions includes the expected volatility of Autodesk's peer companies within the S&P Computer Software Select Index or S&P North American Technology Software Index with a market capitalization over $2.00 billion, depending on the award type.

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

6. Income Tax

 Autodesk's income tax expense was $17.6 million and $25.2 million for the three months ended July 31, 2017 and 2016, respectively, relative to a pre-tax losses of $126.4 million and $73.0 million, respectively, for the same periods. The decrease in income tax expense was primarily due to the settlement of the China audit which occurred during the three months ended July 31, 2016. Autodesk's income tax expense was $25.8 million and $39.6 million for the six months ended July 31, 2017 and 2016, respectively, relative to a pre-tax losses of $247.8 million and $226.3 million, respectively, for the same periods. The decrease in income tax expense was primarily due to the settlement of the China audit which occurred during the six months ended July 31, 2016, and the reversal of foreign withholding tax accruals during the six months ended July 31, 2017. Income tax expense consists primarily of foreign taxes, U.S. tax expense related to indefinite-lived intangibles, and withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and established a valuation allowance against the Company’s U.S. deferred tax assets in fiscal 2016. Based on the positive and negative evidence as of July 31, 2017, the Company's valuation allowance position established for the U.S. deferred tax assets has not changed.

As of July 31, 2017, the Company had $267.5 million of gross unrecognized tax benefits, excluding interest, of which approximately $253.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be $32.8 million to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

7.     Acquisitions

During the six months ended July 31, 2017, Autodesk did not complete any business combinations or technology acquisitions.

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

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	July 31, 2017	January 31, 2017
Developed technologies, at cost	$577.0	$583.6
Customer relationships, trade names, patents, and user lists, at cost (1)	367.1	375.9
Other intangible assets, at cost (2)	944.1	959.5
Less: Accumulated amortization	(873.7)	(862.0)
Other intangible assets, net	$70.4	$97.5
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

Goodwill consists of the excess of consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the periods ended July 31, 2017 and January 31, 2017:

	July 31, 2017	January 31, 2017
Goodwill, beginning of the period (as of February 1, 2017 and February 1, 2016, respectively)	$1,710.3	$1,684.2
Less: accumulated impairment losses, beginning of the period (as of February 1, 2017 and February 1, 2016, respectively)	(149.2)	(149.2)
Net goodwill, beginning of the period (as of February 1, 2017 and February 1, 2016, respectively)	1,561.1	1,535.0
Additions arising from acquisitions during the period	—	62.8
Effect of foreign currency translation, purchase accounting adjustments, and other	27.5	(36.7)
Goodwill, end of the period	$1,588.6	$1,561.1

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

There was no goodwill impairment during the three and six months July 31, 2017 and 2016.

10. Deferred Compensation

At July 31, 2017, Autodesk had marketable securities totaling $769.6 million, of which $54.4 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $54.4 million at July 31, 2017, of which $3.0 million was classified as current and $51.4 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2017 was $47.3 million, of which $3.1 million was classified as current and $44.2 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2017	January 31, 2017
Computer hardware, at cost	$217.0	$206.1
Computer software, at cost	78.7	73.5
Leasehold improvements, land and buildings, at cost	218.5	206.3
Furniture and equipment, at cost	60.5	58.2
	574.7	544.1
Less: Accumulated depreciation	(421.7)	(385.5)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$153.0	$158.6

12. Borrowing Arrangements

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt due December 15, 2017 and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $498.2 million as of July 31, 2017.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $780.9 million as of July 31, 2017.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (collectively, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. On July 27, 2017, Autodesk redeemed in full $400.0 million in aggregate principal amount of its outstanding 1.95% senior notes due December 15, 2017. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash prepayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the remaining 2012 Notes was approximately $359.9 million as of July 31, 2017.

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

The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At July 31, 2017, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

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

The following table sets forth the restructuring charges and other lease termination exit costs during the six months ended July 31, 2017:

	Balances, January 31, 2017	Additions	Payments	Adjustments (1)	Balances, July 31, 2017
Fiscal 2017 Plan
Employee termination costs	$1.1	$0.1	$(1.4)	$0.2	$—
Lease termination and other exit costs	1.9	0.1	(1.1)	(0.3)	0.6
Other Lease Termination Costs
Lease termination costs	4.5	0.3	(1.4)	—	3.4
Total	$7.5	$0.5	$(3.9)	$(0.1)	$4.0
Current portion (2)	$5.9				$3.6
Non-current portion (2)	1.6				0.4
Total	$7.5				$4.0
____________________

(1)	Adjustments primarily include the impact from a change in sublease assumptions related to certain lease terminations.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three and six months ended July 31, 2017, Autodesk repurchased and retired 1.2 million and 3.4 million shares at an average repurchase price of $102.71 and $91.33 per share, respectively. Common stock and additional paid-in capital and accumulated deficit were reduced by $20.8 million and $97.8 million, respectively, during the three months ended July 31, 2017. Common stock and additional paid-in capital and accumulated deficit were reduced by $82.0 million and $228.6 million, respectively, during the six months ended July 31, 2017.

At July 31, 2017, 23.2 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the six months ended July 31, 2017, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2017:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2017	$14.6	$1.5	$(33.8)	$(160.8)	$(178.5)
Other comprehensive (loss) income before reclassifications	(12.8)	0.1	(0.1)	39.4	26.6
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(1.6)	—	(0.1)	0.1	(1.6)
Tax effects	1.4	0.1	—	(0.9)	0.6
Net current period other comprehensive (loss) income	(13.0)	0.2	(0.2)	38.6	25.6
Balances, July 31, 2017	$1.6	$1.7	$(34.0)	$(122.2)	$(152.9)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(144.0)	$(98.2)	$(273.6)	$(265.9)
Denominator:
Denominator for basic net loss per share—weighted average shares	219.5	223.2	219.7	223.8
Effect of dilutive securities (1)	—	—	—	—
Denominator for dilutive net loss per share	219.5	223.2	219.7	223.8
Basic net loss per share	$(0.66)	$(0.44)	$(1.25)	$(1.19)
Diluted net loss per share	$(0.66)	$(0.44)	$(1.25)	$(1.19)
____________________

(1)
The effect of dilutive securities of 4.8 million and 4.2 million shares in the three months ended July 31, 2017 and 2016, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods. The effect of dilutive securities of 4.7 million and 4.0 million shares in the six months ended July 31, 2017 and 2016, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For both the three months ended July 31, 2017 and 2016, zero potentially anti-dilutive shares were excluded from the computation of diluted net loss per share. For both the six months ended July 31, 2017 and 2016, 0.1 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share.

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

Information regarding Autodesk’s revenue by geographic area and product family is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net revenue by geographic area:
Americas
U.S.	$184.6	$195.2	$364.4	$379.9
Other Americas	29.4	34.9	59.7	67.9
Total Americas	214.0	230.1	424.1	447.8
Europe, Middle East and Africa	199.3	220.5	389.0	423.1
Asia Pacific	88.5	100.1	174.4	191.7
Total net revenue	$501.8	$550.7	$987.5	$1,062.6

Net revenue by product family:
Architecture, Engineering and Construction	$208.8	$253.2	$413.3	$472.1
Manufacturing	147.0	176.9	289.1	334.9
AutoCAD and AutoCAD LT	96.5	73.1	188.0	159.0
Media and Entertainment	37.9	34.4	74.4	69.4
Other	11.6	13.1	22.7	27.2
	$501.8	$550.7	$987.5	$1,062.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Six Months Ended July 31, 2017 and 2016” below, future net revenue, operating expenses, recurring revenue, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, expectations for our maintenance plan and subscription plan subscriptions, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

With the discontinuation of the sale of most perpetual licenses, we have transitioned away from selling a mix of perpetual licenses and term-based product subscriptions toward a single subscription model. On June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. Through this program we offer discounts to those maintenance customers that move to a subscription plan, while at the same time will increase maintenance plan pricing over time for customers that remain on maintenance.

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

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store. The following chart shows our split between indirect and direct channels for the three and six months ended July 31, 2017 and 2016:

We anticipate that our channel mix will continue to change as we scale our online Autodesk branded store business and our largest accounts shift towards direct-only business models. However, we expect our indirect channel will continue to transact and support the majority of our customers and revenue as we move beyond the business model transition. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies. In addition, we have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2017. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended July 31, 2017 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2017. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2017 and 2016

(in millions)	Three Months Ended July 31, 2017	As a % of Net Revenue	Change compared to prior fiscal year		Three Months Ended July 31, 2016	As a % of Net Revenue
			$	%
Net Revenue	$501.8	100%	$(48.9)	(9)%	$550.7	100%
Cost of revenue	74.6	15%	(10.5)	(12)%	85.1	15%
Gross Profit	427.2	85%	(38.4)	(8)%	465.6	85%
Operating expenses	534.8	107%	6.3	1%	528.5	96%
Loss from operations	$(107.6)	(21)%	$(44.7)	71%	$(62.9)	(11)%

	Six Months Ended July 31, 2017	As a % of Net Revenue	Change compared to prior fiscal year		Six Months Ended July 31, 2016	As a % of Net Revenue
			$	%
Net Revenue	$987.5	100%	$(75.1)	(7)%	$1,062.6	100%
Cost of revenue	152.8	15%	(24.7)	(14)%	177.5	17%
Gross Profit	834.7	85%	(50.4)	(6)%	885.1	83%
Operating expenses	1,061.9	108%	(35.8)	(3)%	1,097.7	103%
Loss from operations	$(227.2)	(23)%	$(14.6)	7%	$(212.6)	(20)%

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

Revenue Analysis

Net revenue decreased during the three months ended July 31, 2017, as compared to the same period in the prior fiscal year, primarily due to a 74% decrease in license and other revenue, partially offset by a 93% increase in subscription revenue. Net revenue decreased during the six months ended July 31, 2017, as compared to the same period in the prior fiscal year, primarily due to a 70% decrease in license and other revenue, partially offset by a 97% increase in subscription revenue.

The decreases in license and other revenue in the respective three and six months ended July 31, 2017 were primarily a result of the discontinuation of new perpetual licenses of suites effective August 1, 2016 and the sales of most individual perpetual products as of February 1, 2016. The increases in the respective three and six months ended July 31, 2017 within subscription revenue were driven by increases in the number of subscriptions across all subscription plan types, primarily led by product subscription.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 31% and 30% of Autodesk’s total net revenue for both the three and six months ended July 31, 2017 and 2016. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of our agreements with Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Our operating margin decreased to (21)% for the three months ended July 31, 2017 from (11)% for the three months ended July 31, 2016. Our operating margin decreased to (23)% for the six months ended July 31, 2017 from (20)% for the six months ended July 31, 2016. The decreases in operating margin were primarily driven by decreases in revenue partially offset by decreases in spend during the three and six months months ended July 31, 2017. Further discussion regarding the spend drivers are discussed below under the heading “Results of Operations.”

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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2017 and 2016:

(In millions, except percentage data)	Three Months Ended July 31, 2017	Change compared to prior fiscal year end		Three Months Ended July 31, 2016 (1)
		$	%
Recurring Revenue (2)	$457.4	$79.9	21%	$377.5
As a percentage of net revenue	91%	N/A	N/A	69%

	Six Months Ended July 31, 2017	Change compared to prior fiscal year end		Six Months Ended July 31, 2016 (1)
		$	%
Recurring Revenue (2)	$893.3	$146.9	20%	$746.4
As a percentage of net revenue	90%	N/A	N/A	70%
 ________________

(1)	Prior periods have been adjusted to conform with the current period's presentation.

(2)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statement of Operations.

The following table outlines our total subscriptions, ARR and ARPS metrics as of July 31, 2017 and January 31, 2017:

	Balances, July 31, 2017	Change compared to prior quarter end		Balances, April 30, 2017	Balances, July 31, 2017	Change compared to prior fiscal year end		Balances, January 31, 2017 (1)
		$	%			$	%
Subscriptions (in thousands)
Maintenance plan	1,854.0	(117.2)	(6)%	1,971.2	1,854.0	(164.0)	(8)%	2,018.0
Subscription plan	1,589.2	269.7	20%	1,319.5	1,589.2	502.1	46%	1,087.1
Total subscriptions	3,443.2	152.5	5%	3,290.7	3,443.2	338.1	11%	3,105.1

ARR (in millions)
Maintenance plan ARR	$1,046.0	$(5.7)	(1)%	$1,051.7	$1,046.0	$(22.0)	(2)%	$1,068.0
Subscription plan ARR	783.7	91.8	13%	691.9	783.7	212.3	37%	571.4
Total ARR (2)	$1,829.7	$86.1	5%	$1,743.6	$1,829.7	$190.3	12%	$1,639.4

ARPS (ARR divided by number of Subscriptions)
Maintenance plan ARPS	$564	$30	6%	$534	$564	$35	7%	$529
Subscription plan ARPS	493	(31)	(6)%	524	493	(33)	(6)%	526
Total ARPS (3)	$531	$1	—%	$530	$531	$3	1%	$528
 ________________

(1)	Prior periods have been adjusted to conform with the current period's presentation.

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

Maintenance plan subscriptions decreased 6% or approximately 117.2 thousand from the previous quarter and 8% or approximately 164.0 thousand from the end of fiscal 2017, primarily as a result of the discontinuation of new maintenance agreement sales as well as the maintenance-to-subscription program in which 63.0 thousand maintenance plan subscriptions converted to product subscription. The net decrease was expected and we expect to see ongoing declines in maintenance plan subscriptions going forward. The rate of decline will vary based on the number of subscriptions subject to renewal, the renewal rate, and our ability to incentivize customers to switch over to enterprise business agreements ("EBAs") or product subscriptions.

Subscription plan subscriptions increased 20% or approximately 269.7 thousand as compared to the previous quarter and 46% or approximately 502.1 thousand as compared to the end of fiscal 2017, primarily driven by product subscriptions, followed by cloud subscriptions led by our BIM360 cloud offerings. Subscription plan subscriptions benefited from 63.0 thousand maintenance subscribers that were converted to product subscription under the maintenance-to-subscription program.

Total ARR increased 5%, as of July 31, 2017 as compared to the three months ended April 30, 2017, and 12%, as compared to the end of fiscal 2017, primarily due to a 13% and 37% increase, in the respective periods, in subscription plan ARR driven by growth in all subscription plan types, led by product subscription. The increase was partially offset by a 1% and 2% decrease, in the respective periods, in maintenance plan ARR.

ARPS as of July 31, 2017 was $531, a slight increase compared to the previous quarter primarily driven by growth in maintenance plan ARPS related to the maintenance-to-subscription program and other changes to pricing. It was primarily offset by decreases in all subscription plan ARPS.

ARPS had a slight increase compared to the end of fiscal 2017 due to an increase in maintenance plan ARPS primarily driven by the maintenance-to-subscription program and other changes to pricing. ARPS was also impacted by an increase in product subscription ARPS, partially offset by decreases in both EBAs and cloud service offerings ARPS.

When adjusted for the impact of the maintenance-to-subscription program, subscription plan ARPS would have been $509 with product subscription ARPS growing 3% sequentially and 11% from the end of fiscal 2017.

Our ARPS is affected by various factors including subscription term-length, migration from maintenance plan subscriptions, geography and product mix, sales linearity within a quarter pricing changes, and foreign currency. Going forward the ARPS calculation will continue to be extremely sensitive to subscription term-length, geography mix and price changes. We expect to see ARPS fluctuate up or down on a quarterly basis and we do not expect it will increase evenly throughout the year. As we complete our business model transition, we expect all of these impacts to start to stabilize.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

The following table shows the impact of foreign exchanges rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2017			Six Months Ended July 31, 2017
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes
Revenue	(9)%	(8)%	Negative	(7)%	(6)%	Negative
Spend (1)	(1)%	—%	Positive	(5)%	(4)%	Positive
 ________________

(1)	Our total spend is defined as cost of revenue plus operating expenses.

(2)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

Deferred Revenue and Unbilled Deferred Revenue

Our deferred revenue balance at July 31, 2017 was $1.78 billion and primarily relates to software agreements invoiced for which the revenue has not yet been recognized but will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years.

We define unbilled deferred revenue as contractually stated or committed orders under multi-year billing plans for subscription, services, license and maintenance for which the associated revenue has not been recognized and the customer has not been invoiced. Unbilled deferred revenue is not included on our Condensed Consolidated Balance Sheet until invoiced to the customer.

Six Months Ended
(in millions)	July 31, 2017
Deferred revenue	$1,776.0
Unbilled deferred revenue (1)	62.6
Total	$1,838.6
 ________________

(1)	This is our first year presenting this metric and we are not able to provide historical information at this time. Comparative information will not be available until our first quarter of fiscal 2019.

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

Balance Sheet and Cash Flow Items

At July 31, 2017, we had $1.94 billion in cash, cash equivalents and marketable securities. This amount includes the aggregate net proceeds of $492.0 million, after deducting the underwriting discounts and related offering expenses, from our June 2017 registered underwritten public offering of $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. On July 27, 2017, we redeemed in full $400.0 million in aggregate principal amount of outstanding 1.95% senior notes due December 15, 2017. To redeem the notes, we used the proceeds of the 2017 notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest from June 15, 2017 to, but excluding, the redemption date. Total cash prepayment was $401.8 million.

We completed the six months ended July 31, 2017 with lower accounts receivable and slightly lower deferred revenue balances as compared to the fiscal year ended January 31, 2017.

Our cash flow used in operations was $27.3 million, a decrease of 119% for the six months ended July 31, 2017 compared to $146.4 million of cash flow provided by operations in the six months ended July 31, 2016.

Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Results of Operations

Net Revenue

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2017	$	%	July 31, 2016	July 31, 2017	$	%	July 31, 2016
Net Revenue:
Maintenance (1)	$261.8	$(15.7)	(6)%	$277.5	$525.4	$(36.5)	(6)%	$561.9
Subscription (1)	$196.1	$94.3	93%	$101.8	369.5	182.2	97%	187.3
Total maintenance and subscription revenue	457.9	78.6	21%	379.3	894.9	145.7	19%	749.2
License and other (1)	43.9	(127.5)	(74)%	171.4	92.6	(220.8)	(70)%	313.4
	$501.8	$(48.9)	(9)%	$550.7	$987.5	$(75.1)	(7)%	$1,062.6
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation. See Note 1, "Basis of Presentation", of our condensed consolidated financial statements for additional information.

Maintenance and Subscription Revenue

Maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Our maintenance plans provide our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally between one and three years. Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. Note that with the change in our condensed consolidated statement of operations in the first quarter of fiscal 2018, our term-based product subscriptions and flexible enterprise business arrangements are classified and presented in a single line item. Revenue from these arrangements is recognized ratably over the contract term. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers.

The 6% decrease in maintenance revenue during both the three and six months ended July 31, 2017, as compared to the same periods in the prior fiscal year, was primarily attributable to the discontinuation of new maintenance agreements. We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

Subscription revenue increased 93% during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016, primarily driven by a 164% increase in product subscription revenue and a 33% increase in revenue from enterprise business agreements.

Subscription revenue increased 97% during the six months ended July 31, 2017, as compared to the six months ended July 31, 2016, primarily driven by a 189% increase in product subscription revenue and a 32% increase in revenue from enterprise business agreements.

License and Other Revenue

License and other revenue consists of (1) perpetual license revenue and (2) other revenue. Perpetual license revenue includes software license revenue from the sale of perpetual licenses and Creative Finishing. Other revenue includes revenue such as consulting and training, and is recognized over time as the services are performed.

License and other revenue decreased 74% and 70% during the three and six months ended July 31, 2017, respectively, as compared to the same periods in the prior fiscal year primarily due to a decrease in license revenue. The decrease in license revenue is a result of the business model transition, resulting in a respective 85% and 83% decrease in revenue from perpetual licenses as we have discontinued selling perpetual seats for most of our product offerings.

Within license and other revenue, there was a 21% decrease in other revenue during the three and six months ended July 31, 2017, as compared to the same periods in the prior fiscal year. Other revenue represented 5% of total net revenue for both the three and six months ended July 31, 2017 as compared to 5% and 6% for the three and six months ended July 31, 2016, respectively.

Net Revenue by Product Family

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
(in millions)	July 31, 2017	$	%	July 31, 2016	July 31, 2017	$	%	July 31, 2016
Net Revenue by Product Family:
Architecture, Engineering and Construction ("AEC")	$208.8	$(44.4)	(18)%	$253.2	$413.3	$(58.8)	(12)%	$472.1
Manufacturing ("MFG")	147.0	(29.9)	(17)%	176.9	289.1	(45.8)	(14)%	334.9
AutoCAD and AutoCAD LT ("ACAD") (1)	96.5	23.4	32%	73.1	188.0	29.0	18%	159.0
Media and Entertainment ("M&E")	37.9	3.5	10%	34.4	74.4	5.0	7%	69.4
Other (1)	11.6	(1.5)	(11)%	13.1	22.7	(4.5)	(17)%	27.2
	$501.8	$(48.9)	(9)%	$550.7	$987.5	$(75.1)	(7)%	$1,062.6
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation.

Our product offerings are focused in four primary product families: AEC, MFG, ACAD, and M&E. During the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. As noted in the discussion under the heading "Strategy," we discontinued selling new perpetual licenses of most individual software products in fiscal 2017 and we discontinued selling new perpetual licenses of suites as of August 1, 2016 with the introduction of industry collections. These broad impacts are reflected in the drivers below.

During the three months ended July 31, 2017, net revenue for the AEC product family decreased 18% as compared to the same period in the prior fiscal year primarily due to a 48% decrease in revenue from AEC suites, partially offset by a 35% increase from AEC EBAs.

During the six months ended July 31, 2017, net revenue for the AEC product family decreased 12% as compared to the same period in the prior fiscal year primarily due to a 40% decrease in revenue from our AEC suites, partially offset by a 36% increase from AEC EBAs.

During the three and six months ended July 31, 2017, net revenue for the MFG product family decreased 17% and 14% as compared to the same periods in the prior fiscal year, respectively, primarily due to a respective 39% and 33% decrease in our MFG suites.

During the three and six months ended July 31, 2017, net revenue for the ACAD product family increased 32% and 18%, as compared to the same periods in the prior fiscal year, respectively, primarily due to a respective 64% and 46% increase in AutoCAD LT as well as a respective 18% and 6% increase in AutoCAD.

During the three and six months ended July 31, 2017, net revenue for the M&E product family increased 10% and 7% as compared to the same periods in the prior fiscal year, respectively, primarily due to a respective 14% and 13% increase in Animation, partially offset by a respective 19% and 30% decrease in Creative Finishing.

Net Revenue by Geographic Area

(in millions)	Three Months Ended July 31, 2017	As a % of Net Revenue	Three Months Ended July 31, 2016	As a % of Net Revenue
Net Revenue:
Americas	$214.0	43%	$230.1	42%
Europe, Middle East and Africa ("EMEA")	199.3	40%	220.5	40%
Asia Pacific ("APAC")	88.5	18%	100.1	18%
Total Net Revenue (1)	$501.8	100%	$550.7	100%

(in millions)	Six Months Ended July 31, 2017	As a % of Net Revenue	Six Months Ended July 31, 2016	As a % of Net Revenue
Net Revenue:
Americas	$424.1	43%	$447.8	42%
EMEA	389.0	39%	423.1	40%
APAC	174.4	18%	191.7	18%
Total Net Revenue	$987.5	100%	$1,062.6	100%
____________________

(1)	Totals may not sum due to rounding.

Net revenue in the Americas geography decreased by 7% both on an as reported basis and on a constant currency basis during the three months ended July 31, 2017, as compared to the same period in the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 86% and 85% for the three months ended July 31, 2017 and 2016, respectively.

Net revenue in the Americas geography decreased by 5% both on an as reported basis and on a constant currency basis during the six months ended July 31, 2017, as compared to the same period in the prior fiscal year. Net revenue in the Americas attributable to the United States was approximately 86% and 85% for the six months ended July 31, 2017 and 2016, respectively.

International net revenue represented 63% and 65% of our net revenue for the three months ended July 31, 2017 and 2016, respectively. Net revenue in the EMEA geography decreased by 10% on an as reported basis and 7% on a constant currency basis during the three months ended July 31, 2017 as compared to the same period in the prior fiscal year. Net revenue in the APAC geography decreased by 12% both on an as reported basis and on a constant currency basis during the three months ended July 31, 2017 as compared to the same period in the prior fiscal year.

International net revenue represented 63% and 64% of our net revenue for the six months ended July 31, 2017 and 2016, respectively. Net revenue in the EMEA geography decreased by 8% on an as reported basis and 5% on a constant currency basis during the six months ended July 31, 2017 as compared to the same period in the prior fiscal year. Net revenue in the APAC geography decreased by 9% on an as reported basis and 10% on a constant currency basis during the six months ended July 31, 2017 as compared to the same period in the prior fiscal year.

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

Net revenue in emerging economies decreased by 14% on an as reported basis and 13% on a constant currency basis during the three months ended July 31, 2017, as compared to the same period in the prior fiscal year. Revenue from emerging economies represented 11% of net revenue for both the three months ended July 31, 2017 and 2016.

Net revenue in emerging economies decreased by 11% both on an as reported basis and on a constant currency basis during the six months ended July 31, 2017, as compared to the same period in the prior fiscal year. Revenue from emerging economies represented 11% of net revenue for both the six months ended July 31, 2017 and 2016.

Cost of Revenue and Operating Expenses

Cost of maintenance and subscription revenue includes the labor costs of providing product support to our maintenance and subscription customers, including allocated IT and facilities costs, shipping and handling costs, professional services fees related to operating our network and cloud infrastructure, royalties, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, and stock-based compensation expense.

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

General and administrative expenses include salaries, bonuses, transition costs, benefits and stock-based compensation expense for our CEO, finance, human resources and legal employees, as well as professional fees for legal and accounting services, certain foreign business taxes, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment and training, net IT and facilities costs, and the cost of supplies and equipment.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(in millions)	July 31, 2017	$	%	July 31, 2016
Cost of revenue:
Maintenance and subscription (1)	$52.8	$6.0	13%	$46.8	Driven by increases in employee-related costs
License and other (1)	17.8	(9.8)	(36)%	27.6
Down due to lower employee-related costs from reduced headcount associated with license and other revenue products and services, and decreases in direct material costs as a result of the business model transition

Amortization of developed technology (1)	4.0	(6.7)	(63)%	10.7	Down as previously acquired developed technologies continue to become fully amortized and there were no acquisitions in the current period
Total cost of revenue	$74.6	$(10.5)	(12)%	$85.1

Operating expenses:
Marketing and sales	$257.6	$14.5	6%	$243.1	Driven by employee-related costs and stock-based compensation expense on increased headcount

Research and development	193.8	0.8	—%	193.0	Driven by higher professional fees
General and administrative	78.0	9.4	14%	68.6	Driven by costs associated with the CEO transition
Amortization of purchased intangibles	4.9	(2.9)	(37)%	7.8	Down as previously acquired intangible assets continue to become fully amortized and there were no acquisitions in the current period
Restructuring charges and other facility exit costs, net (2)	0.5	(15.5)	(97)%	16.0	Down as the majority of the Fiscal 2017 Plan was recognized during the first half of fiscal 2017
Total operating expenses	$534.8	$6.3	1%	$528.5

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2017	$	%	July 31, 2016
Cost of revenue:
Maintenance and subscription (1)	$107.7	$14.3	15%	$93.4	Driven by increases in employee-related costs and royalties
License and other (1)	36.4	(26.1)	(42)%	62.5
Down due to lower employee-related costs from reduced headcount associated with license and other revenue products and services, decreases in direct material costs as a result of the business model transition, and decreased royalties

Amortization of developed technology (1)	8.7	(12.9)	(60)%	21.6	Down as previously acquired developed technologies continue to become fully amortized and there were no acquisitions in the current period
Total cost of revenue	$152.8	$(24.7)	(14)%	$177.5

Operating expenses:
Marketing and sales	$513.3	$29.4	6%	$483.9	Driven by employee-related costs and stock-based compensation expense on increased headcount
Research and development	381.5	(5.0)	(1)%	386.5	Down on a decrease in employee-related costs on lower headcount
General and administrative	156.3	13.0	9%	143.3	Driven by costs associated with the CEO transition partially offset by a decrease in employee-related costs on lower headcount and a decrease in professional fees
Amortization of purchased intangibles	10.6	(5.1)	(32)%	15.7	Down as previously acquired intangible assets continue to become fully amortized and there were no acquisitions in the current period
Restructuring charges and other facility exit costs, net (2)	0.2	(68.1)	(100)%	68.3	Down as the majority of the Fiscal 2017 Plan was recognized during the first half of fiscal 2017
Total operating expenses	$1,061.9	$(35.8)	(3)%	$1,097.7
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation. See Note 1, "Basis of Presentation," of our condensed consolidated financial statements for additional information.

(2)	See Note 13, "Restructuring charges and other facility exit costs, net" in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the third quarter of fiscal 2018, as compared to the third quarter of fiscal 2017:

	Absolute dollar impact	Percent of net revenue impact
Cost of Revenue	Decrease	Decrease
Marketing and sales	Increase	Flat
Research and development	Increase	Slight Increase
General and administrative	Flat	Flat
Amortization of purchased intangibles	Decrease	Slight Decrease

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2017	2016	2017	2016
Interest and investment expense, net	$(10.0)	$(6.2)	$(16.9)	$(12.7)
Gain (loss) on foreign currency	0.3	(4.5)	(0.7)	(3.2)
(Loss) gain on strategic investments and dispositions	(13.5)	(0.3)	(7.8)	0.2
Other income	4.4	0.9	4.8	2.0
Interest and other expense, net	$(18.8)	$(10.1)	$(20.6)	$(13.7)

Interest and other expense, net increased $8.7 million and $6.9 million during the three and six months ended July 31, 2017, respectively, as compared to the same periods in the prior fiscal year, primarily due to non-recurring realized losses on certain dispositions and impairment losses on certain of our privately-held strategic investments.

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

Income tax expense was $17.6 million and $25.2 million for the three months ended July 31, 2017 and 2016, respectively. Income tax expense was $25.8 million and $39.6 million for the six months ended July 31, 2017 and 2016, respectively. Income tax expense consists primarily of foreign taxes, U.S. tax expense related to indefinite-lived intangibles, and withholding taxes.

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

As of July 31, 2017, we had $267.5 million of gross unrecognized tax benefits, excluding interest, of which approximately $253.6 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be $32.8 million to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2017 and 2016, our gross profit, gross margin, (loss) income from operations, operating margin, net (loss) income, diluted net (loss) income per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(Unaudited)
Gross profit	$427.2	$465.6	$834.7	$885.1
Non-GAAP gross profit	$435.0	$479.7	$851.1	$913.5
Gross margin	85%	85%	85%	83%
Non-GAAP gross margin	87%	87%	86%	86%
Loss from operations	$(107.6)	$(62.9)	$(227.2)	$(212.6)
Non-GAAP loss from operations	$(28.8)	$25.9	$(68.3)	$(1.1)
Operating margin	(21)%	(11)%	(23)%	(20)%
Non-GAAP operating margin	(6)%	5%	(7)%	—%
Net loss	$(144.0)	$(98.2)	$(273.6)	$(265.9)
Non-GAAP net (loss) income	$(25.2)	$11.9	$(60.0)	$(11.1)
GAAP diluted net loss per share (1)	$(0.66)	$(0.44)	$(1.25)	$(1.19)
Non-GAAP diluted net (loss) income per share (1)	$(0.11)	$0.05	$(0.27)	$(0.05)
GAAP diluted shares used in per share calculation	219.5	223.2	219.7	223.8
Non-GAAP diluted weighted average shares used in per share calculation	219.5	227.4	219.7	223.8
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(Unaudited)
Gross profit	$427.2	$465.6	$834.7	$885.1
Stock-based compensation expense	3.8	3.4	7.7	6.8
Amortization of developed technologies	4.0	10.7	8.7	21.6
Non-GAAP gross profit	$435.0	$479.7	$851.1	$913.5
Gross margin	85%	85%	85%	83%
Stock-based compensation expense	1%	—%	—%	1%
Amortization of developed technologies	1%	2%	1%	2%
Non-GAAP gross margin	87%	87%	86%	86%
Loss from operations	$(107.6)	$(62.9)	$(227.2)	$(212.6)
Stock-based compensation expense	58.8	54.3	117.8	105.9
Amortization of developed technologies	4.0	10.7	8.7	21.6
Amortization of purchased intangibles	4.9	7.8	10.6	15.7
CEO transition costs (1)	10.6	—	21.6	—
Restructuring charges and other facility exit costs, net	0.5	16.0	0.2	68.3
Non-GAAP loss from operations	$(28.8)	$25.9	$(68.3)	$(1.1)
Operating margin	(21)%	(11)%	(23)%	(20)%
Stock-based compensation expense	12%	10%	12%	10%
Amortization of developed technologies	1%	2%	1%	2%
Amortization of purchased intangibles	1%	1%	1%	2%
CEO transition costs (1)	2%	—%	2%	—%
Restructuring charges and other facility exit costs, net	—%	3%	—%	6%
Non-GAAP operating margin (2)	(6)%	5%	(7)%	—%
Net loss	$(144.0)	$(98.2)	$(273.6)	$(265.9)
Stock-based compensation expense	58.8	54.3	117.8	105.9
Amortization of developed technologies	4.0	10.7	8.7	21.6
Amortization of purchased intangibles	4.9	7.8	10.6	15.7
CEO transition costs (1)	10.6	—	21.6	—
Restructuring charges and other facility exit costs, net	0.5	16.0	0.2	68.3
Loss (gain) on strategic investments and dispositions	13.5	0.3	7.8	(0.2)
Discrete tax items	(0.1)	14.9	(7.7)	13.0
Income tax effect of non-GAAP adjustments	26.6	6.1	54.6	30.5
Non-GAAP net (loss) income	$(25.2)	$11.9	$(60.0)	$(11.1)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
	(Unaudited)
GAAP diluted net loss per share (3)	$(0.66)	$(0.44)	$(1.25)	$(1.19)
Stock-based compensation expense	0.27	0.24	0.54	0.47
Amortization of developed technologies	0.02	0.05	0.04	0.10
Amortization of purchased intangibles	0.02	0.03	0.05	0.07
CEO transition costs (1)	0.05	—	0.09	—
Restructuring charges and other facility exit costs, net	—	0.07	—	0.30
Loss on strategic investments and dispositions	0.07	—	0.04	—
Discrete tax items	—	0.07	(0.03)	0.06
Income tax effect of non-GAAP adjustments	0.12	0.03	0.25	0.14
Non-GAAP diluted net (loss) income per share (3)	$(0.11)	$0.05	$(0.27)	$(0.05)
____________________

(1)
CEO transition costs include stock-based compensation of $8.8 million and $16.6 million related to the acceleration of eligible stock awards in the three and six months ended July 31, 2017, respectively.

(2)	Totals may not sum due to rounding.

(3)
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

CEO transition costs. We exclude amounts paid to the Company's former CEOs upon departure under the terms of their transition agreements, including severance payments, acceleration of restricted stock units, and continued vesting of performance stock units, and legal fees incurred with the transition. Also excluded from our non-GAAP measures are recruiting costs related to the search for a new CEO. These costs represent non-recurring expenses and are not indicative of our ongoing operating expenses. We further believe that excluding the CEO transition costs from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

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

Discrete tax items. We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of net (loss) income, and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Discrete tax items include income tax expenses or benefits that do not relate to ordinary income from continuing operations in the current fiscal year, unusual or infrequently occurring items, or the tax impact of certain stock-based compensation. Examples of discrete tax items include, but are not limited to, certain changes in judgment and changes in estimates of tax matters related to prior fiscal years, certain costs related to business combinations, certain changes in the realizability of deferred tax assets or changes in tax law. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations. We believe the exclusion of these discrete tax items provides investors with useful supplemental information about our operational performance.

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

At July 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.94 billion and net accounts receivable of $265.6 million. Net of our senior notes, we have cash, cash equivalents, and marketable securities totaling $358.8 million at July 31, 2017.

In June 2017, we issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all five series of notes collectively, the “Notes”). On July 27, 2017, we redeemed in full $400.0 million in aggregate principal amount of outstanding 1.95% senior notes due December 15, 2017 . The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, we used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash prepayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption.

As of July 31, 2017, we have $1.60 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date. This credit agreement contains customary covenants that could restrict the imposition of liens on our’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. The financial covenants consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and after April 30, 2018, a minimum interest coverage ratio. As of August 31, 2017, we have no amounts outstanding under the credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

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

As of July 31, 2017, other than what was previously discussed in this section regarding our latest debt issuance and repayment, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2017, approximately 82% of our total cash or cash equivalents, and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the United States. We expect to meet our U.S. liquidity needs through ongoing cash flows, foreign cash for which U.S. federal income taxes have been provided, external borrowings, or a combination. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

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

	Six Months Ended July 31,
(in millions)	2017	2016
Net cash (used in) provided by operating activities	$(27.3)	$146.4
Net cash provided by investing activities	200.7	200.6
Net cash used in financing activities	(218.0)	(235.7)

Net cash used in operating activities of $27.3 million for the six months ended July 31, 2017 consisted of our net loss of $273.6 million, partially offset by $197.0 million of non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense and $41.4 million of cash flow provided by changes in operating assets and liabilities.

The primary working capital source of cash was a decrease in accounts receivable. The primary working capital uses of cash were decreases in accrued compensation. Our days sales outstanding in accounts receivables was 48 at July 31, 2017 compared to 86 at January 31, 2017. The days sales outstanding decrease relates primarily to seasonal billings linearity.

Net cash provided by investing was $200.7 million for the six months ended July 31, 2017 and was primarily due to the sale and maturities of marketable securities. These cash inflows were partially offset by purchases of marketable securities and capital expenditures.

At July 31, 2017, our short-term investment portfolio had an estimated fair value of $533.6 million and a cost basis of $527.7 million. The portfolio fair value consists of $219.4 million invested in corporate debt securities, $98.9 million invested in commercial paper, $59.4 million invested in U.S. government securities, $36.8 million invested in municipal bonds, $30.2 million invested in asset backed securities, $14.0 million invested in sovereign debt, $13.0 million invested in certificates of deposit, and $7.5 million invested in agency bonds.

At July 31, 2017, $54.4 million of short-term trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $218.0 million for the six months ended July 31, 2017 and was primarily due to the repayment of debt noted earlier in this section and repurchases of our common stock. These cash outflows were offset in part by cash proceeds from the issuance of debt also noted earlier in this section.

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

During the three and six months ended July 31, 2017, we repurchased 1.2 million and 3.4 million shares of our common stock, respectively. At July 31, 2017, 23.2 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. These programs do not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended July 31, 2017:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	0.3	$94.52	0.3	24.1
June 1 - June 30	0.5	104.80	0.5	23.6
July 1 - July 31	0.4	106.31	0.4	23.2
Total	1.2	$102.71	1.2
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. These plans do not have a fixed expiration date.

There were no sales of unregistered securities during the six months ended July 31, 2017.

Off-Balance Sheet Arrangements

As of July 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Building Information Modeling (BIM)—Describes a model-based technology linked with a database of project information, and is the process of generating and managing information throughout the life cycle of a building. BIM is used as a digital representation of the building process to facilitate exchange and interoperability of information in digital formats.

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

Enterprise Business Agreements (EBAs)—Represents programs providing enterprise customers with token-based access or a fixed maximum number of seats to a broad pool of Autodesk products over a defined contract term.

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

Subscription Plans—Comprises our term-based product subscriptions, cloud service offerings, and enterprise business agreements (EBAs). Subscriptions represent a hybrid of desktop and SaaS functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders. With subscription, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2017 and January 31, 2017, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $617.0 million and $640.0 million at July 31, 2017 and January 31, 2017, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2017 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2017 and January 31, 2017 would increase the fair value of our foreign currency contracts by $26.5 million and $60.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2017 and January 31, 2017 would decrease the fair value of our foreign currency contracts by $52.5 million and $32.5 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At July 31, 2017, we had $1.54 billion of cash equivalents and marketable securities, including $533.6 million classified as short-term marketable securities and $236.0 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $2.3 million and $4.7 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

Our disclosure controls and procedures include components of our internal control over financial reporting. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global economic and political conditions may further impact our industries, business and financial results.

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can occur abruptly. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets; the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations and financial condition.

A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counterparties and could also impair our banking partners, on which we rely for operating cash management. Any of these events could harm our business, results of operations and financial condition.

If we fail to successfully manage our business model transition to cloud-based products and more flexible product licenses, our results of operations could be negatively impacted.

To address the industry transition from personal computer to cloud, mobile, and social computing, we accelerated our move to the cloud and are offering more flexible product licenses. To support our transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites effective August 1, 2016. On June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. Through this program we offer discounts to those maintenance plan customers that move to subscription plan offerings, while at the same time will increase maintenance plan pricing over time for customers that remain on maintenance.

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

Our maintenance customers have no obligation to renew their maintenance contracts after the expiration of their maintenance period, which is typically one year. The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 resulted in the loss of future maintenance attach opportunities. On June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. As a result, we expect customer renewal rates will decline or fluctuate over time as a result of a number of factors, including the overall global economy, the health of their businesses, the perceived value of the maintenance program and planned maintenance pricing increases. If our non-renewing maintenance customers do not transition to our subscriptions, our future revenue and financial results will be negatively impacted.

Revenue from our offerings may be difficult to predict during our business model transition.

The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 has and will continue to result in the loss of future upfront licensing revenue. This also has frozen the growth of our maintenance revenue because there will be no further opportunities to attach maintenance licensing. On June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. As a result, we expect our maintenance revenue to decline over time, but it may decline more quickly than anticipated due to low maintenance renewals. At the same time, our subscription (formerly new model) revenue may not grow as rapidly as anticipated. Our subscription pricing allows customers to use our offerings at a lower initial cost when compared to the sale of a perpetual license. Although our subscriptions are designed to increase the number of customers who purchase offerings and create a recurring revenue stream that is more predictable over time, it creates risks related to the timing of revenue recognition and expected reductions in cash flows in the near term.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 63% and 64% of our net revenue for the six months ended July 31, 2017 and 2016, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the six months ended July 31, 2017 and 2016, approximately 70% and 75%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data. Tech Data accounted for 30% of our total net revenue for both the six months ended July 31, 2017 and July 31, 2016. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2017, combined revenue from our AutoCAD and AutoCAD LT products, not including collections (formerly suites) having AutoCAD or AutoCAD LT as a component, represented 19% of total net revenue compared to 15% during the six months ended July 31, 2016.

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

In connection with the preparation of our Condensed Consolidated Financial Statements for the fiscal quarter ended October 31, 2015, our management identified a material weakness in our internal control over financial reporting related to our controls over the technical review of our reconciliation of our deferred tax accounts and the effective tax rate. As of April 30, 2017, management believed it had sufficient evidence to conclude that the changes, initiated over the preceding 18 months that were designed to remediate the material weakness, had been completely implemented and the material weakness had been remediated.
If our management or independent registered public accounting firm identifies one or more material weaknesses in our internal control over financial reporting, we would be unable to assert that such internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion that our internal controls are effective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and stock price.

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

We issued $1.6 billion aggregate principal amount of unsecured notes in debt offerings and have an existing $400.0 million revolving credit facility, and expect to incur other debt in the future, which may adversely affect our financial condition and future financial results.

In June 2017, we issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. In June 2015, we issued 3.125% notes due June 15, 2020 in an aggregate principal amount of $450.0 million and 4.375% notes due June 15, 2025 in an aggregate principal amount of $300.0 million. In December 2012, we issued 3.6% notes due December 15, 2022 in an aggregate principal amount of $350.0 million. As the debt matures, we will have to expend significant resources to either repay or refinance these notes. For example, in July 2017, we redeemed outstanding senior notes due December 15, 2017 for a total cash prepayment of $401.8 million by using the proceeds the from the notes we issued in 2017. If we decide to refinance notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.

We also have a $400.0 million revolving credit facility. As of July 31, 2017, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and after April 30, 2018 a minimum interest coverage ratio.

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

There were no sales of unregistered securities during the three months ended July 31, 2017.

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

10.1
Third Supplemental Indenture, dated June 8, 2017, by and between Autodesk, Inc. and U.S. Bank National Association. (incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2017)

10.2	Form of Note for Autodesk, Inc.’s 3.500% Notes due 2027 (incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2017)

10.3*	Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended

10.4*	Autodesk, Inc. 2012 Employee Stock Plan, as amended

10.5*
Employment Agreement, dated as of June 19, 2017, by and between Autodesk, Inc. and Andrew Anagnost (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 19, 2017)

10.6*
Separation Agreement, dated as of June 19, 2017, by and between Autodesk, Inc. and Amar Hanspal. (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 19, 2017)

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

Dated: August 31, 2017

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)