Form 10-Q
period 2017-10-31
AUTODESK INC
filed 2017-12-05
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
As of November 30, 2017, registrant had outstanding 220,266,822 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net revenue:
Maintenance	$244.4	$273.2	$769.8	$835.1
Subscription	231.1	112.4	600.6	299.7
Total maintenance and subscription revenue	475.5	385.6	1,370.4	1,134.8
License and other	39.8	104.0	132.4	417.4
Total net revenue	515.3	489.6	1,502.8	1,552.2
Cost of revenue:
Cost of maintenance and subscription revenue	53.9	46.8	161.6	140.2
Cost of license and other revenue	19.6	24.3	56.0	86.8
Amortization of developed technology	4.0	10.4	12.7	32.0
Total cost of revenue	77.5	81.5	230.3	259.0
Gross profit	437.8	408.1	1,272.5	1,293.2
Operating expenses:
Marketing and sales	272.5	255.0	785.8	738.9
Research and development	191.8	192.6	573.3	579.1
General and administrative	68.8	70.4	225.1	213.7
Amortization of purchased intangibles	4.7	6.8	15.3	22.5
Restructuring charges and other facility exit costs, net	—	3.2	0.2	71.5
Total operating expenses	537.8	528.0	1,599.7	1,625.7
Loss from operations	(100.0)	(119.9)	(327.2)	(332.5)
Interest and other expense, net	(11.2)	(9.4)	(31.8)	(23.1)
Loss before income taxes	(111.2)	(129.3)	(359.0)	(355.6)
Provision for income taxes	(8.6)	(13.5)	(34.4)	(53.1)
Net loss	$(119.8)	$(142.8)	$(393.4)	$(408.7)
Basic net loss per share	$(0.55)	$(0.64)	$(1.79)	$(1.83)
Diluted net loss per share	$(0.55)	$(0.64)	$(1.79)	$(1.83)
Weighted average shares used in computing basic net loss per share	219.6	222.3	219.7	223.3
Weighted average shares used in computing diluted net loss per share	219.6	222.3	219.7	223.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(119.8)	$(142.8)	$(393.4)	$(408.7)
Other comprehensive (loss) income, net of reclassifications:
Net loss on derivative instruments (net of tax effect of $0.3, $0.2, $1.7 and ($0.6), respectively)	(2.4)	(0.7)	(15.4)	(11.7)
Change in net unrealized gain (loss) on available-for-sale securities (net of tax effect of ($0.4), $0.0, ($0.3), and ($0.6), respectively)	0.2	(1.6)	0.4	1.8
Change in defined benefit pension items (net of tax effect of $0.0, $0.0, $0.0, and ($0.2), respectively)	0.2	0.3	—	0.6
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.0, ($0.5), ($0.9) and ($0.5), respectively)	(0.6)	(55.7)	38.0	(57.1)
Total other comprehensive (loss) income	(2.6)	(57.7)	23.0	(66.4)
Total comprehensive loss	$(122.4)	$(200.5)	$(370.4)	$(475.1)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2017	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,025.2	$1,213.1
Marketable securities	428.7	686.8
Accounts receivable, net	307.8	452.3
Prepaid expenses and other current assets	110.2	108.4
Total current assets	1,871.9	2,460.6
Marketable securities	264.3	306.2
Computer equipment, software, furniture and leasehold improvements, net	148.1	158.6
Developed technologies, net	29.9	45.7
Goodwill	1,588.7	1,561.1
Deferred income taxes, net	64.7	63.9
Other assets	184.4	202.0
Total assets	$4,152.0	$4,798.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93.3	$93.5
Accrued compensation	195.9	238.2
Accrued income taxes	21.7	50.0
Deferred revenue	1,333.1	1,270.1
Current portion of long-term notes payable, net	—	398.7
Other accrued liabilities	106.0	134.9
Total current liabilities	1,750.0	2,185.4
Long-term deferred revenue	430.8	517.9
Long-term income taxes payable	31.3	39.3
Long-term deferred income taxes	97.9	91.5
Long-term notes payable, net	1,585.4	1,092.0
Other liabilities	149.3	138.4
Stockholders’ equity:
Common stock and additional paid-in capital	1,930.8	1,876.3
Accumulated other comprehensive loss	(155.5)	(178.5)
Accumulated deficit	(1,668.0)	(964.2)
Total stockholders’ equity	107.3	733.6
Total liabilities and stockholders' equity	$4,152.0	$4,798.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2017	2016
Operating activities:
Net loss	$(393.4)	$(408.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	81.5	104.5
Stock-based compensation expense	199.5	162.5
Deferred income taxes	7.3	(39.6)
Restructuring charges and other facility exit costs, net	0.2	71.5
Other operating activities	18.1	3.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	143.3	393.8
Prepaid expenses and other current assets	(6.5)	(12.7)
Accounts payable and accrued liabilities	(69.3)	(71.9)
Deferred revenue	(21.8)	15.6
Accrued income taxes	(37.3)	(64.3)
Net cash (used in) provided by operating activities	(78.4)	154.1
Investing activities:
Purchases of marketable securities	(419.6)	(1,106.4)
Sales of marketable securities	199.2	544.7
Maturities of marketable securities	530.1	1,012.6
Capital expenditures	(39.3)	(65.1)
Acquisitions, net of cash acquired	—	(85.2)
Other investing activities	(11.5)	(14.8)
Net cash provided by investing activities	258.9	285.8
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	93.2	102.2
Taxes paid related to net share settlement of equity awards	(120.6)	(58.9)
Repurchases of common stock	(437.9)	(397.6)
Proceeds from debt, net of discount	496.9	—
Repayment of debt	(400.0)	—
Other financing activities	(5.8)	—
Net cash used in financing activities	(374.2)	(354.3)
Effect of exchange rate changes on cash and cash equivalents	5.8	(2.1)
Net (decrease) increase in cash and cash equivalents	(187.9)	83.5
Cash and cash equivalents at beginning of period	1,213.1	1,353.0
Cash and cash equivalents at end of period	$1,025.2	$1,436.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2017, and for the three and nine months ended October 31, 2017 and 2016, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2017 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2018, or for any other period. Further, the balance sheet as of January 31, 2017 has been derived from the audited balance sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017, filed on March 21, 2017.

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

Subscription revenue now consists of our full term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. Note that with the change in our presentation of revenue in our condensed consolidated statement of operations in the first quarter of fiscal 2018, our term-based product subscriptions and flexible enterprise business arrangements are classified and presented in a single line item.

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

This change in presentation does not affect our total net revenues, total cost of net revenues or overall gross margin. The following table shows reclassified amounts to conform to the current period presentation:

	Three Months Ended October 31, 2016			Nine Months Ended October 31, 2016
	Previously Reported	Change in Presentation Reclassification	Current Presentation	Previously Reported	Change in Presentation Reclassification	Current Presentation
Net revenue:
Maintenance (1)	N/A	$273.2	$273.2	N/A	$835.1	$835.1
Subscription	$319.5	(207.1)	112.4	$967.5	(667.8)	299.7
License and other	170.1	(66.1)	104.0	584.7	(167.3)	417.4
Total	$489.6	$—	$489.6	$1,552.2	$—	$1,552.2

Cost of revenue:
Maintenance and subscription (2)	$35.1	$11.7	$46.8	$113.1	$27.1	$140.2
License and other	46.4	(22.1)	24.3	145.9	(59.1)	86.8
Amortization of developed technology (1)	N/A	10.4	10.4	N/A	32.0	32.0
Total	$81.5	$—	$81.5	$259.0	$—	$259.0
 _______________

(1)	These lines were not previously reported in the Condensed Consolidated Statement of Operations.

(2)	Previously, titled "Subscription."

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2017, that are of significance, or potential significance, to the Company.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 32% and 31% of Autodesk’s total net revenue for the three months ended October 31, 2017 and 2016, respectively, and 31% and 30% of Autodesk’s total net revenue for the nine months ended October 31, 2017 and 2016, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 28% and 20% of trade accounts receivable at October 31, 2017 and January 31, 2017, respectively.

4. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of October 31, 2017 and January 31, 2017:

	October 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	63.1	—	—	63.1	63.1	—	—
Corporate debt securities	8.0	—	—	8.0	8.0	—	—
Commercial paper	166.5	—	—	166.5	—	166.5	—
Custody cash deposit	0.9	—	—	0.9	0.9	—	—
Money market funds	144.8	—	—	144.8	—	144.8	—
U.S. government securities	250.0	—	—	250.0	250.0	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	7.5	—	—	7.5	7.5	—	—
Asset backed securities	30.4	—	—	30.4	—	30.4	—
Certificates of deposit	4.0	—	—	4.0	4.0	—	—
Commercial paper	31.3	—	—	31.3	—	31.3	—
Corporate debt securities	218.7	0.1	(0.1)	218.7	218.7	—	—
Municipal bonds	15.5		—	15.5	15.5	—	—
Sovereign debt	6.0	—	—	6.0	—	6.0	—
U.S. government securities	58.8	—	—	58.8	58.8	—	—
Short-term trading securities
Mutual funds	49.1	7.4	—	56.5	56.5	—	—
Long-term available-for-sale
Agency bonds	12.2	—	—	12.2	12.2	—	—
Asset backed securities	60.8	—	(0.1)	60.7	—	60.7	—
Corporate debt securities	143.1	0.2	(0.1)	143.2	143.2	—	—
Municipal bonds	12.8	—	(0.1)	12.7	12.7	—	—
Sovereign debt	2.7	—	—	2.7	—	2.7	—
U.S. government securities	32.9	—	(0.1)	32.8	32.8	—	—
Convertible debt securities (2)	8.4	0.6	—	9.0	—	—	9.0
Derivative contract assets (3)	2.4	7.2	(0.5)	9.1	—	7.1	2.0
Derivative contract liabilities (4)	—	—	(8.9)	(8.9)	—	(8.9)	—
Total	$1,329.9	$15.5	$(9.9)	$1,335.5	$883.9	$440.6	$11.0
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$6.0	$—	$—	$6.0	$6.0	$—	$—
Certificates of deposit	63.1	—	—	63.1	63.1	—	—
Commercial paper	207.4	—	—	207.4	—	207.4	—
Corporate debt securities	40.2	—	—	40.2	40.2	—	—
Custody cash deposit	3.2	—	—	3.2	3.2	—	—
Money Market funds	256.5	—	—	256.5	—	256.5	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	15.0	—	—	15.0	—	15.0	—
U.S. government securities	309.5	—	—	309.5	309.5	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	13.2	—		13.2	13.2	—	—
Asset backed securities	19.6	—	—	19.6	—	19.6	—
Certificates of deposit	157.3	—	—	157.3	157.3	—	—
Commercial paper	109.2	—	—	109.2	—	109.2	—
Corporate debt securities	234.7	—	(0.2)	234.5	234.5	—	—
Municipal bonds	43.4	—	—	43.4	43.4	—	—
Sovereign debt	30.0	—	—	30.0	—	30.0	—
U.S. government securities	32.3	—	—	32.3	32.3	—	—
Short-term trading securities
Mutual funds	44.8	2.5	—	47.3	47.3	—	—
Long-term available-for-sale
Agency bonds	7.1	—	—	7.1	7.1	—	—
Asset backed securities	65.8	0.1	—	65.9	—	65.9	—
Corporate debt securities	172.1	0.1	(0.1)	172.1	172.1	—	—
Municipal bonds	10.7	—	—	10.7	10.7	—	—
Sovereign debt	1.5	—	—	1.5	—	1.5	—
U.S. government securities	48.8	0.1	—	48.9	48.9	—	—
Convertible debt securities (2)	4.9	2.3	(1.6)	5.6	—	—	5.6
Derivative contract assets (3)	2.2	12.3	(1.3)	13.2	—	11.9	1.3
Derivative contract liabilities (4)	—	—	(10.4)	(10.4)	—	(10.4)	—
Total	$1,903.5	$17.4	$(13.6)	$1,907.3	$1,193.8	$706.6	$6.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Considered “available-for-sale” and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the nine months ended October 31, 2017.

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

A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2017 follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2017	$1.3	$5.6	$6.9
Purchases	1.1	5.9	7.0
Losses included in earnings	(0.4)	(2.4)	(2.8)
Losses included in OCI	—	(0.1)	(0.1)
Balances, October 31, 2017	$2.0	$9.0	$11.0

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	October 31, 2017
	Cost	Fair Value
Due within 1 year	$377.4	$377.9
Due in 1 year through 5 years	259.4	259.3
Due in 5 years through 10 years	5.7	5.7
Due after 10 years	2.6	2.6
Total	$645.1	$645.5

As of October 31, 2017 and January 31, 2017, Autodesk had no securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

As of October 31, 2017 and January 31, 2017, Autodesk had $116.2 million and $117.2 million, respectively, in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. Other than the amounts disclosed in the following paragraph, Autodesk does not intend to sell these cost method investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost bases, which may be maturity. Therefore, Autodesk does not consider those investments to be other-than-temporarily impaired at October 31, 2017. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. During the three and nine months ended October 31, 2017, Autodesk recorded $3.9 million and $8.0 million, respectively, in other-than-temporary impairments on its privately held investments. During the three months ended October 31, 2016, Autodesk recorded no other-than-temporary impairments on its privately held investments. During the nine months ended October 31, 2016, Autodesk recorded $0.3 million in other-than-temporary impairments on its privately held investments.

There was no loss or gain for the sales or redemptions of “available-for-sale securities” during the nine months ended October 31, 2017. The sales or redemptions of “available-for-sale securities” during the nine months ended October 31, 2016 resulted in a gain of $0.7 million. Gains and losses resulting from the sale or redemption of "available-for-sale securities" are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the nine months ended October 31, 2017 and 2016 were $729.3 million and $1,557.3 million, respectively.

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

The net notional amounts of these contracts are presented net settled and were $613.6 million at October 31, 2017 and $369.4 million at January 31, 2017. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net loss of $0.8 million remaining in “Accumulated other comprehensive loss” as of October 31, 2017 is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $189.0 million at October 31, 2017 and $270.6 million at January 31, 2017.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in “Interest and other expense, net.”

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2017 and January 31, 2017:

	Balance Sheet Location	Fair Value at
		October 31, 2017	January 31, 2017
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4.4	$10.1
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	4.7	3.2
Total derivative assets		$9.1	$13.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$8.5	$4.5
Derivatives not designated as hedging instruments	Other accrued liabilities	0.4	6.0
Total derivative liabilities		$8.9	$10.5

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2017 and 2016 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Amount of gain (loss) recognized in accumulated other comprehensive (loss) income on derivatives (effective portion)	$2.9	$1.8	$(8.5)	$(3.1)
Amount and location of gain (loss) reclassified from accumulated other comprehensive (loss) income into (loss) income (effective portion)
Net revenue	$2.4	$1.0	$7.2	$8.4
Operating expenses	2.9	1.5	(0.3)	0.2
Total	$5.3	$2.5	$6.9	$8.6
Amount and location of gain (loss) recognized in (loss) income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$—	$(0.1)	$(0.1)	$(0.5)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2017 and 2016 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Amount and location of gain (loss) recognized in (loss) income on derivatives
Interest and other expense, net	$0.9	$(1.4)	$(7.4)	$(12.3)

5. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the nine months ended October 31, 2017 is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2017	7,622.4	$60.13
Granted	2,036.6	106.45
Vested	(3,156.6)	57.21
Canceled/Forfeited	(534.3)	67.05
Performance Adjustment (1)	24.7	61.79
Unvested restricted stock units at October 31, 2017	5,992.8	$78.94

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2017 performance period. The performance stock units were attained at rates ranging from 99.7% to 114.7% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2017 and 2016 was $332.8 million and $180.3 million, respectively.

During the nine months ended October 31, 2017, Autodesk granted 1.8 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $51.5 million and $45.2 million during the three months ended October 31, 2017 and 2016, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $153.5 million and $125.5 million during the nine months ended October 31, 2017 and 2016, respectively. The $153.5 million of stock-based compensation expense for the nine months ended October 31, 2017 includes $9.1 million related to the acceleration of eligible restricted stock awards in conjunction with the Company's CEO transition.

During the nine months ended October 31, 2017, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. During the period, we granted two different types of performance stock units.

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

The performance criteria for the second type of performance stock units granted to our Chief Executive Officer during the nine months ended October 31, 2017 were based on fiscal 2020 free cash flow per share and ARR goals adopted by the Compensation and Human Resource Committee.  These performance stock units vest in March 2020 based on the Company’s fiscal 2020 performance against the performance criteria.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using stock price on the date of grant or if the awards are also subject to a market condition, a Monte Carlo simulation model. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $7.1 million and $4.9 million for the three months ended October 31, 2017 and 2016, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $27.7 million and $17.1 million for the nine months ended October 31, 2017 and 2016, respectively. The $27.7 million of stock-based compensation expense for the nine months ended October 31, 2017 includes $7.5 million related to the acceleration of eligible performance stock awards in conjunction with the Company's CEO transition.

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

A summary of the ESPP activity for three and nine months ended October 31, 2017 and 2016 is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Issued shares	0.9	1.1	2.0	2.3
Average price of issued shares	$39.92	$37.36	$39.03	$36.99
Weighted average grant date fair value of awards granted under the ESPP (1)	$33.04	$20.75	$32.41	$19.20
 _______________

(1)	Calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2017 and 2016, respectively, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Cost of maintenance and subscription revenue (1)	$2.8	$2.2	$8.5	$6.2
Cost of license and other revenue (1)	1.0	1.3	3.1	4.1
Marketing and sales	27.7	24.2	80.1	69.0
Research and development	20.1	20.9	61.7	60.0
General and administrative	13.5	8.0	46.1	23.2
Stock-based compensation expense related to stock awards and ESPP purchases	65.1	56.6	199.5	162.5
Tax benefit	(1.3)	—	(1.6)	—
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$63.8	$56.6	$197.9	$162.5

 _______________

(1)	Prior periods have been adjusted to conform with the current period's presentation. See Note 1, "Basis of Presentation," for additional information.

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

	Three Months Ended October 31, 2017		Three Months Ended October 31, 2016
	Performance Stock Unit (1)	ESPP	Performance Stock Unit (1)	ESPP
Range of expected volatilities	N/A	31.7 - 33.4%	N/A	31.0 - 33.9%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	N/A	—%
Range of risk-free interest rates	N/A	1.2 - 1.4%	N/A	0.5 - 0.8%
	Nine Months Ended October 31, 2017		Nine Months Ended October 31, 2016
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	31.8%	31.4 - 33.7%	38.4 - 38.6%	30.0 - 40.2%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	1.0 - 1.2%	0.9 - 1.4%	0.6 - 0.7%	0.5 - 0.9%

 _______________

(1)	Autodesk did not grant PSUs that were subject to market conditions in the three months ended October 31, 2017 or 2016.

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

6. Income Tax

 Autodesk's income tax expense was $8.6 million and $13.5 million for the three months ended October 31, 2017 and 2016, respectively, relative to pre-tax losses of $111.2 million and $129.3 million, respectively, for the same periods. The decrease in income tax expense was primarily due to the lower forecasted worldwide tax expense as the result of changes in the geographic mix of worldwide pre-tax book income. For the three months ended October 31, 2016, the discrete items were primarily from tax benefit on acceleration of revenue while the discrete items for the three months ended October 31, 2017 related to the expiration of the statute of limitations related to an uncertain tax position and the excess tax benefit of stock compensation. Autodesk's income tax expense was $34.4 million and $53.1 million for the nine months ended October 31, 2017 and 2016, respectively, relative to pre-tax losses of $359.0 million and $355.6 million, respectively, for the same periods. The decrease in income tax expense was primarily discrete items in the quarter related to the expiration of the statute of limitations related to an uncertain tax position, the excess tax benefit of stock compensation and the reversal of foreign withholding tax accruals. Income tax expense consists primarily of foreign taxes, U.S. tax expense related to indefinite-lived intangibles, and withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and established a valuation allowance against the Company’s U.S. deferred tax assets in fiscal 2016. Based on the positive and negative evidence as of October 31, 2017, the Company continues to maintain a valuation allowance for the U.S. deferred tax assets.

As of October 31, 2017, the Company had $291.4 million of gross unrecognized tax benefits, excluding interest, of which approximately $277.4 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be $30.8 million to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

7.     Acquisitions

During the nine months ended October 31, 2017, Autodesk did not complete any business combinations or technology acquisitions.

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

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	October 31, 2017	January 31, 2017
Developed technologies, at cost	$577.0	$583.6
Customer relationships, trade names, patents, and user lists, at cost (1)	367.1	375.9
Other intangible assets, at cost (2)	944.1	959.5
Less: Accumulated amortization	(882.5)	(862.0)
Other intangible assets, net	$61.6	$97.5
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

Goodwill consists of the excess of consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 31, 2017:

Balance as of January 31, 2017	$1,710.3
Less: accumulated impairment losses as of January 31, 2017	(149.2)
Net balance as of January 31, 2017	1,561.1
Additions arising from acquisitions during the period	—
Effect of foreign currency translation, purchase accounting adjustments, and other during the period	27.6
Balance as of October 31, 2017	$1,588.7

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

There was no goodwill impairment during the three and nine months October 31, 2017.

10. Deferred Compensation

At October 31, 2017, Autodesk had marketable securities totaling $693.0 million, of which $56.5 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $56.5 million at October 31, 2017, of which $3.8 million was classified as current and $52.7 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2017 was $47.3 million, of which $3.1 million was classified as current and $44.2 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	October 31, 2017	January 31, 2017
Computer hardware, at cost	$210.8	$206.1
Computer software, at cost	70.5	73.5
Leasehold improvements, land and buildings, at cost	221.9	206.3
Furniture and equipment, at cost	61.9	58.2
	565.1	544.1
Less: Accumulated depreciation	(417.0)	(385.5)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$148.1	$158.6

12. Borrowing Arrangements

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt due December 15, 2017 and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $502.7 million as of October 31, 2017.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $781.9 million as of October 31, 2017.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (collectively, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. On July 27, 2017, Autodesk redeemed in full $400.0 million in aggregate principal amount of its outstanding 1.95% senior notes due December 15, 2017. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the remaining 2012 Notes was approximately $360.8 million as of October 31, 2017.

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

The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At October 31, 2017, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

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

The following table sets forth the restructuring charges and other lease termination exit costs during the nine months ended October 31, 2017:

	Balances, January 31, 2017	Additions	Payments	Adjustments (1)	Balances, October 31, 2017
Fiscal 2017 Plan
Employee termination costs	$1.1	$0.1	$(1.4)	$0.2	$—
Lease termination and other exit costs	1.9	0.1	(1.4)	(0.3)	0.3
Other Lease Termination Costs
Lease termination costs	4.5	0.3	(2.3)	(0.2)	2.3
Total	$7.5	$0.5	$(5.1)	$(0.3)	$2.6
Current portion (2)	$5.9				$2.4
Non-current portion (2)	1.6				0.2
Total	$7.5				$2.6
____________________

(1)	Adjustments primarily include the impact from a change in sublease assumptions related to certain lease terminations.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three and nine months ended October 31, 2017, Autodesk repurchased and retired 1.0 million and 4.4 million shares at an average repurchase price of $112.97 and $96.39 per share, respectively. Common stock and additional paid-in capital and accumulated deficit were reduced by $35.6 million and $81.7 million, respectively, during the three months ended October 31, 2017. Common stock and additional paid-in capital and accumulated deficit were reduced by $117.6 million and $310.3 million, respectively, during the nine months ended October 31, 2017.

At October 31, 2017, 22.1 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the nine months ended October 31, 2017, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2017:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2017	$14.6	$1.5	$(33.8)	$(160.8)	$(178.5)
Other comprehensive (loss) income before reclassifications	(10.2)	0.7	(0.1)	38.8	29.2
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(6.9)	—	0.1	0.1	(6.7)
Tax effects	1.7	(0.3)	—	(0.9)	0.5
Net current period other comprehensive (loss) income	(15.4)	0.4	—	38.0	23.0
Balances, October 31, 2017	$(0.8)	$1.9	$(33.8)	$(122.8)	$(155.5)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(119.8)	$(142.8)	$(393.4)	$(408.7)
Denominator:
Denominator for basic net loss per share—weighted average shares	219.6	222.3	219.7	223.3
Effect of dilutive securities (1)	—	—	—	—
Denominator for dilutive net loss per share	219.6	222.3	219.7	223.3
Basic net loss per share	$(0.55)	$(0.64)	$(1.79)	$(1.83)
Diluted net loss per share	$(0.55)	$(0.64)	$(1.79)	$(1.83)

____________________

(1)
The effect of dilutive securities of 4.1 million and 4.4 million shares in the three months ended October 31, 2017 and 2016, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods. The effect of dilutive securities of 4.4 million and 4.0 million shares in the nine months ended October 31, 2017 and 2016, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For both the three months ended October 31, 2017 and 2016, zero potentially anti-dilutive shares were excluded from the computation of diluted net loss per share. For the nine months ended October 31, 2017 and 2016, 0.3 million and 0.4 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively.

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

Information regarding Autodesk’s revenue by geographic area and product family is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net revenue by geographic area:
Americas
U.S.	$182.4	$182.2	$546.8	$562.1
Other Americas	32.2	31.1	91.9	99.0
Total Americas	214.6	213.3	638.7	661.1
Europe, Middle East and Africa	205.4	191.0	594.4	614.1
Asia Pacific	95.3	85.3	269.7	277.0
Total net revenue	$515.3	$489.6	$1,502.8	$1,552.2

Net revenue by product family:
Architecture, Engineering and Construction	$215.4	$212.3	$628.7	$684.4
Manufacturing	146.9	146.6	436.0	481.5
AutoCAD and AutoCAD LT	102.7	80.1	290.7	239.1
Media and Entertainment	37.7	34.2	112.1	103.6
Other	12.6	16.4	35.3	43.6
	$515.3	$489.6	$1,502.8	$1,552.2

19. Subsequent Events

On November 22, 2017, the Company's Board of Directors approved a restructuring plan to support the Company's strategic priorities of completing the subscription transition, digitizing the Company, and re-imagining manufacturing, construction, and production. Through the restructuring, Autodesk seeks to reduce its investments in areas not aligned with its strategic priorities, including in areas related to research and development and go-to-market activities. At the same time, Autodesk plans to further invest in strategic priority areas related to digital infrastructure, customer success, and construction. By re-balancing resources to better align with the Company’s strategic priorities, Autodesk is positioning itself to meet its long-term goals. This world-wide restructuring plan includes a reduction in force that will result in the termination of approximately 13% of the Company’s workforce, or approximately 1,150 employees, and the consolidation of certain leased facilities.

The Company expects to substantially complete the reduction in force and the facilities consolidation by the end of its fourth quarter of fiscal 2019 (which fiscal quarter ends January 31, 2019). The Company anticipates incurring pre-tax restructuring charges of $135 million to $149 million, substantially all of which would result in cash expenditures, $124 million to $137 million of which would be for one-time employee termination benefits, and $11 million to $12 million of which would be for facilities-related and other costs. The Company expects to expense these pre-tax charges in the following periods:

Fiscal Quarter	Approximate pre-tax restructuring charge (in millions)
Q4 FY18 (ending January 31, 2018)	$91 - $100
Q1 FY19 (ending April 30, 2018)	$21 - $24
Q2 FY19 (ending July 31, 2018)	$14 - $15
Q3 FY19 (ending October 31, 2018)	$8 - $9
Q4 FY19 (ending January 31, 2019)	$1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Nine Months Ended October 31, 2017 and 2016” below, future net revenue, operating expenses, recurring revenue, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our restructuring efforts, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, expectations for our maintenance plan and subscription plan subscriptions, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of mixed global economic conditions, the effects of revenue recognition, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk makes software for people who make things. If you have ever driven a high-performance car, admired a towering skyscraper, used a smartphone, or watched a great film, chances are you have experienced what millions of Autodesk customers are doing with our software. Autodesk gives you the power to make anything.

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

Our strategy is to lead the industries we serve to cloud-based technologies and business models. This entails both a technological shift and a business model shift. As part of the transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites while introducing industry collections effective August 1, 2016. Industry collections allow access to a broad set of products and services that exceeds those previously available in suites - simplifying the customer ability to get access to a complete set of tools for their industry. We now offer subscriptions for individual products and industry collections, cloud service offerings, and flexible enterprise business agreements (collectively referred to as "subscription plan" and previously called "new model subscription offerings"). These subscription plan offerings are designed to give our customers more flexibility with how they use our products and service offerings and to attract a broader range of customers, such as project-based users and small businesses.

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

During the transition, revenue, margins, EPS, deferred revenue and cash flow from operations have been and will continue to be impacted as more revenue is recognized ratably rather than upfront and as subscription plan offerings generally have a lower initial purchase price.

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

In order to support our strategic priorities of completing the subscription transition, digitizing the Company, and re-imagining manufacturing, construction, and production, we commenced a world-wide restructuring plan in the fourth quarter of fiscal 2018. Through the restructuring, we seek to reduce our investments in areas not aligned with our strategic priorities, including in areas related to research and development and go-to-market activities. At the same time, we plan to further invest in strategic priority areas related to digital infrastructure, customer success, and construction. By re-balancing resources to better align with our strategic priorities, we are positioning ourselves to meet our long-term goals, while keeping non-GAAP spend flat in fiscal 2019. We anticipate incurring pre-tax restructuring charges of $135 million to $149 million, substantially all of which would result in cash expenditures, $124 million to $137 million of which would be for one-time employee termination benefits, and $11 million to $12 million of which would be for facilities-related and other costs. If we are unable to successfully complete our reorganizational efforts we may need to undertake additional restructuring efforts, and our business and operating results may be harmed.

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store. The following chart shows our split between indirect and direct channels for the three and nine months ended October 31, 2017 and 2016:

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2017. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended October 31, 2017 as compared to the those disclosed in our Form 10-K for the fiscal year ended January 31, 2017. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Nine Months Ended October 31, 2017 and 2016

(in millions)	Three Months Ended October 31, 2017	As a % of Net Revenue	Change compared to prior fiscal year		Three Months Ended October 31, 2016	As a % of Net Revenue
			$	%
Net Revenue	$515.3	100%	$25.7	5%	$489.6	100%
Cost of revenue	77.5	15%	(4.0)	(5)%	81.5	17%
Gross Profit	437.8	85%	29.7	7%	408.1	83%
Operating expenses	537.8	104%	9.8	2%	528.0	108%
Loss from operations	$(100.0)	(19)%	$19.9	17%	$(119.9)	(24)%

	Nine Months Ended October 31, 2017	As a % of Net Revenue	Change compared to prior fiscal year		Nine Months Ended October 31, 2016	As a % of Net Revenue
			$	%
Net Revenue	$1,502.8	100%	$(49.4)	(3)%	$1,552.2	100%
Cost of revenue	230.3	15%	(28.7)	(11)%	259.0	17%
Gross Profit	1,272.5	85%	(20.7)	(2)%	1,293.2	83%
Operating expenses	1,599.7	106%	(26.0)	(2)%	1,625.7	105%
Loss from operations	$(327.2)	(22)%	$5.3	2%	$(332.5)	(21)%

We are undergoing a business model transition in which we have discontinued selling new perpetual licenses for most of our products in favor of subscriptions. During the transition, revenue, margins, EPS, deferred revenue and cash flow from operations have been and will continue to be impacted as more revenue is recognized ratably rather than upfront and as subscription plan offerings generally have a lower initial purchase price.

Revenue Analysis

Net revenue increased during the three months ended October 31, 2017, as compared to the same period in the prior fiscal year, primarily due to a 106% increase in subscription revenue, partially offset by a 62% decrease in license and other revenue. Net revenue decreased during the nine months ended October 31, 2017, as compared to the same period in the prior fiscal year, primarily due to a 68% decrease in license and other revenue, partially offset by a 100% increase in subscription revenue.

The increases in the respective three and nine months ended October 31, 2017 within subscription revenue were driven by increases in the number of subscriptions across all subscription plan types, primarily led by product subscription. The decreases in license and other revenue in the respective three and nine months ended October 31, 2017 were primarily a result of the discontinuation of new perpetual licenses of suites effective August 1, 2016.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 32% and 31% of Autodesk’s total net revenue for the three and nine months ended October 31, 2017, respectively. Total sales to Tech Data accounted for 31% and 30% of Autodesk’s total net revenue for the three and nine months ended October 31, 2016, respectively. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of our agreements with Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Operating Margin Analysis

Our operating margin increased to (19)% for the three months ended October 31, 2017 from (24)% for the three months ended October 31, 2016. The increase in operating margin was primarily driven by an increase in revenue partially offset by an increase in total spend during the three months ended October 31, 2017. Our operating margin decreased to (22)% for the nine months ended October 31, 2017 from (21)% for the nine months ended October 31, 2016, primarily driven by a decrease in revenue, partially offset by a decrease in total spend during the nine months ended October 31, 2017. Further discussion regarding the spend drivers are discussed below under the heading “Results of Operations.” In addition, during November

2017, our Board of Directions approved a world-wide restructuring plan that will result in material restructuring charges or other non-recurring charges that will have the effect of reducing our operating margins and increasing our net loss for the remainder of fiscal 2018 and into fiscal 2019 on a GAAP basis.

Business Model Transition Metrics

In order to help better understand our financial performance during and after the business model transition, we use several metrics including recurring revenue, total subscriptions, ARR, and annualized revenue per subscription ("ARPS"). ARR, ARPS, and recurring revenue are performance metrics and should be viewed independently of revenue and deferred revenue as ARR, ARPS, and recurring revenue are not intended to be combined with those items. Our determination and presentation may differ from that of other companies. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the three and nine months ended October 31, 2017 and 2016:

(In millions, except percentage data)	Three Months Ended October 31, 2017	Change compared to prior fiscal year		Three Months Ended October 31, 2016 (1)
		$	%
Recurring Revenue (2)	$475.5	$91.5	24%	$384.0
As a percentage of net revenue	92%	N/A	N/A	78%

	Nine Months Ended October 31, 2017	Change compared to prior fiscal year		Nine Months Ended October 31, 2016 (1)
		$	%
Recurring Revenue (2)	$1,368.8	$238.4	21%	$1,130.4
As a percentage of net revenue	91%	N/A	N/A	73%
 ________________

(1)	Prior periods have been adjusted to conform with the current period's presentation.

(2)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statement of Operations.

The following table outlines our ARR, subscriptions and ARPS metrics as of October 31, 2017, July 31, 2017, and January 31, 2017:

	Balances, October 31, 2017	Change compared to prior quarter end		Balances, July 31, 2017	Balances, October 31, 2017	Change compared to prior fiscal year end		Balances, January 31, 2017 (1)
		$	%			$	%
ARR (in millions)
Subscription plan ARR	$924.0	$140.3	18%	$783.7	$924.0	$352.6	62%	$571.4
Maintenance plan ARR	$977.8	$(68.2)	(7)%	$1,046.0	$977.8	$(90.2)	(8)%	$1,068.0
Total ARR (2)	$1,901.8	$72.1	4%	$1,829.7	$1,901.8	$262.4	16%	$1,639.4

Number of Subscriptions (in thousands)
Subscription plan	1,896.0	306.8	19%	1,589.2	1,896.0	808.9	74%	1,087.1
Maintenance plan	1,693.2	(160.8)	(9)%	1,854.0	1,693.2	(324.8)	(16)%	2,018.0
Total subscriptions	3,589.2	146.0	4%	3,443.2	3,589.2	484.1	16%	3,105.1

ARPS (ARR divided by number of Subscriptions)
Subscription plan ARPS	$487	$(6)	(1)%	$493	$487	$(39)	(7)%	$526
Maintenance plan ARPS	$577	$13	2%	$564	$577	$48	9%	$529
Total ARPS (3)	$530	$(1)	—%	$531	$530	$2	—%	$528
 ________________

(1)	Prior periods have been adjusted to conform with the current period's presentation.

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

Total ARR increased 4%, as of October 31, 2017 as compared to the three months ended July 31, 2017, and 16%, as compared to the end of fiscal 2017, primarily due to a 18% and 62% increase, in the respective periods, in subscription plan ARR driven by growth in all subscription plan types, led by product subscription. The increase was partially offset by a 7% and 8% decrease, in the respective periods, in maintenance plan ARR driven by the migration from maintenance plan subscriptions to subscription plan subscriptions.

Subscription plan subscriptions increased 19% or approximately 306,800 as compared to the previous quarter and 74% or approximately 808,900 as compared to the end of fiscal 2017, driven by growth in all subscription plan types, led by new product subscriptions. Subscription plan subscriptions benefited from approximately 110,300 and 173,500 maintenance subscribers that were converted to product subscription under the maintenance-to-subscription program during the three and nine months ended October 31, 2017, respectively.

Maintenance plan subscriptions decreased 9% or approximately 160,800 from the previous quarter and 16% or approximately 324,800 from the end of fiscal 2017, primarily as a result of the discontinuation of new maintenance agreement sales as well as the maintenance-to-subscription program in which approximately 110,300 and 173,500 maintenance plan subscriptions converted to product subscription during the three and nine months ended October 31, 2017, respectively. The net decrease is expected and we expect to see ongoing declines in maintenance plan subscriptions going forward as part of the business model transition. The rate of decline will vary based on the number of subscriptions subject to renewal, the renewal rate, and our ability to incentivize customers to switch over to enterprise business agreements ("EBAs") or product subscriptions.

ARPS as of October 31, 2017 was $530, a slight decrease compared to the previous quarter primarily driven by a decrease in subscription plan ARPS. The decrease in subscription plan ARPS was driven by a decrease in both EBA and cloud subscription ARPS, partially offset by a growth in product subscription ARPS. Offsetting the decline in subscription plan ARPS was growth in maintenance plan ARPS driven by the maintenance-to-subscription program.

ARPS had a slight increase compared to the end of fiscal 2017 due to an increase in maintenance plan ARPS primarily driven by the maintenance-to-subscription program. ARPS also benefited from an increase in product subscription ARPS, partially offset by decreases in both EBAs and cloud service offerings ARPS.

When adjusted for the impact of the maintenance-to-subscription program, subscription plan ARPS and maintenance plan ARPS would have been $496 and $561, respectively.

Our ARPS is currently, and will continue to be, affected by various factors including subscription term-length, migration from maintenance plan subscriptions, geography and product mix, promotions, sales linearity within a quarter, pricing changes, and foreign currency. We expect to see ARPS fluctuate up or down on a quarterly basis. As we progress on our business model transition, we expect all of the impacts of these factors to start to stabilize.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

The following table shows the impact of foreign exchanges rate changes on our net revenue and total spend:

	Three Months Ended October 31, 2017			Nine Months Ended October 31, 2017
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes
Revenue	5%	6%	Negative	(3)%	(2)%	Negative
Spend (1)	1%	—%	Negative	(3)%	(3)%	Neutral
 ________________

(1)	Our total spend is defined as cost of revenue plus operating expenses.

(2)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

Deferred Revenue and Unbilled Deferred Revenue

Our deferred revenue balance at October 31, 2017 was $1.76 billion and primarily relates to subscription and maintenance agreements invoiced for which the revenue has not yet been recognized but will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years.

We define unbilled deferred revenue as contractually stated or committed orders under multi-year billing plans for subscription, services, license and maintenance for which the associated revenue has not been recognized and the customer has not been invoiced. Unbilled deferred revenue is not included on our Condensed Consolidated Balance Sheet until invoiced to the customer.

Nine Months Ended
(in millions)	October 31, 2017
Deferred revenue	$1,763.9
Unbilled deferred revenue (1)	147.9
Total	$1,911.8
 ________________

(1)	This is our first year presenting this metric and we are not able to provide historical information at this time. Comparative information will not be available until our first quarter of fiscal 2019.

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

Balance Sheet and Cash Flow Items

At October 31, 2017, we had $1.72 billion in cash, cash equivalents and marketable securities. This amount includes the aggregate net proceeds of $492.0 million, after deducting the underwriting discounts and related offering expenses, from our June 2017 registered underwritten public offering of $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. On July 27, 2017, we redeemed in full $400.0 million in aggregate principal amount of outstanding 1.95% senior notes due December 15, 2017. To redeem the notes, we used a portion of the proceeds of the 2017 notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest from June 15, 2017 to, but excluding, the redemption date. Total cash repayment was $401.8 million.

We completed the nine months ended October 31, 2017 with lower accounts receivable and deferred revenue balances as compared to the fiscal year ended January 31, 2017.

Our cash flow used in operations was $78.4 million, a decrease of 151% for the nine months ended October 31, 2017 compared to $154.1 million of cash flow provided by operations in the nine months ended October 31, 2016.

Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Results of Operations

Net Revenue

Income Statement Presentation

Maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally between one and three years. Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. Note that with the change in our presentation of revenue in our condensed consolidated statement of operations in the first quarter of fiscal 2018, our term-based product subscriptions and flexible enterprise business arrangements are classified and presented in a single line item. Revenue from these arrangements is recognized ratably over the contract term. Revenue for our cloud service offerings is recognized ratably over the contract term commencing with the date our service is made available to customers.

License and other revenue consists of (1) perpetual license revenue and (2) other revenue. Perpetual license revenue includes software license revenue from the sale of perpetual licenses and Creative Finishing. Other revenue includes revenue such as consulting and training, and is recognized over time as the services are performed.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	October 31, 2017	$	%	October 31, 2016
Net Revenue:
Maintenance (1)	$244.4	$(28.8)	(11)%	$273.2
The decrease in maintenance revenue is driven by the discontinuation of new maintenance agreements. We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

Subscription (1)	231.1	118.7	106%	112.4
The increase in subscription revenue is primarily a result of the business model transition. We saw growth across all subscription plan types, led by product subscriptions and enterprise business agreements.

Total maintenance and subscription revenue	475.5	89.9	23%	385.6
License and other (1) (2)	39.8	(64.2)	(62)%	104.0
The decrease in license revenue is driven by the business model transition and the discontinuation of perpetual suite license sales in fiscal 2017, resulting in a decrease in revenue from perpetual licenses.

	$515.3	$25.7	5%	$489.6

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2017	$	%	October 31, 2016
Net Revenue:
Maintenance (1)	$769.8	$(65.3)	(8)%	$835.1
The decrease in maintenance revenue is driven by the discontinuation of new maintenance agreements. We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

Subscription (1)	600.6	300.9	100%	299.7
The increase in subscription revenue is primarily a result of the business model transition. We saw growth across all subscription plan types, led by product subscriptions and enterprise business agreements.

Total maintenance and subscription revenue	1,370.4	235.6	21%	1,134.8
License and other (1) (2)	132.4	(285.0)	(68)%	417.4	The decrease in license revenue is driven by the business model transition, and the discontinuation of suite license sales, resulting in a decrease in revenue from perpetual license.
	$1,502.8	$(49.4)	(3)%	$1,552.2
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation. See Note 1, "Basis of Presentation", of our condensed consolidated financial statements for additional information.

(2)
Within license and other revenue, there was a 16% decrease and 19% decrease in other revenue during the three and nine months ended October 31, 2017, respectively, as compared to the same periods in the prior fiscal year. Other revenue represented 5% of total net revenue for both the three and nine months ended October 31, 2017 as compared to 6% for both the three and nine months ended October 31, 2016, respectively.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: AEC, MFG, ACAD, and M&E. During the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. As noted in the discussion under the heading "Strategy," we discontinued selling new perpetual licenses of most individual software products in fiscal 2017 and we discontinued selling new perpetual licenses of suites as of August 1, 2016 with the introduction of industry collections. These broad impacts are reflected in the summary below.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	October 31, 2017	$	%	October 31, 2016
Net Revenue by Product Family:
Architecture, Engineering and Construction ("AEC")	$215.4	$3.1	1%	$212.3	Driven by an increase in revenue from AEC EBAs, partially offset by a net decrease in AEC collections and legacy suites.
Manufacturing ("MFG")	146.9	0.3	—%	146.6	Driven by an increase in revenue from MFG EBAs, partially offset by a net decrease in MFG collections and legacy suites.
AutoCAD and AutoCAD LT ("ACAD")	102.7	22.6	28%	80.1	Driven by increases in both AutoCAD LT and AutoCAD.
Media and Entertainment ("M&E")	37.7	3.5	10%	34.2	Driven by an increase in Animation, partially offset by a decrease in Creative Finishing.
Other	12.6	(3.8)	(23)%	16.4
	$515.3	$25.7	5%	$489.6

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2017	$	%	October 31, 2016
Net Revenue by Product Family:
Architecture, Engineering and Construction ("AEC")	$628.7	$(55.7)	(8)%	$684.4	Driven by a net decrease in AEC collections and legacy suites, partially offset by an increase in revenue from AEC EBAs.
Manufacturing ("MFG")	436.0	(45.5)	(9)%	481.5	Driven by a net decrease in MFG collections and legacy suites, partially offset by an increase in revenue from MFG EBAs.
AutoCAD and AutoCAD LT ("ACAD")	290.7	51.6	22%	239.1	Driven by increases in both AutoCAD LT and AutoCAD.
Media and Entertainment ("M&E")	112.1	8.5	8%	103.6	Driven by an increase in Animation, partially offset by a decrease in Creative Finishing.
Other	35.3	(8.3)	(19)%	43.6
	$1,502.8	$(49.4)	(3)%	$1,552.2

Net Revenue by Geographic Area

(in millions)	Three Months Ended October 31, 2017	Change compared to prior fiscal year		Constant Currency Change compared to prior fiscal year	Three Months Ended October 31, 2016
		$	%	%
Net Revenue:
Americas
U.S.	$182.4	$0.2	—%	*	$182.2
Other Americas	32.2	1.1	4%	*	31.1
Total Americas	214.6	1.3	1%	1%	213.3
Europe, Middle East and Africa ("EMEA")	205.4	14.4	8%	10%	191.0
Asia Pacific ("APAC")	95.3	10.0	12%	10%	85.3
Total Net Revenue (1)	$515.3	$25.7	5%	6%	$489.6

Emerging Economies	$57.8	$1.2	2%	3%	$56.6

(in millions)	Nine Months Ended October 31, 2017	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Nine Months Ended October 31, 2016
Net Revenue:		$	%	%
Americas
U.S.	$546.8	$(15.3)	(3)%	*	$562.1
Other Americas	91.9	(7.1)	(7)%	*	99.0
Total Americas	638.7	(22.4)	(3)%	(3)%	661.1
EMEA	594.4	(19.7)	(3)%	(1)%	614.1
APAC	269.7	(7.3)	(3)%	(3)%	277.0
Total Net Revenue	$1,502.8	$(49.4)	(3)%	(2)%	$1,552.2

Emerging Economies	$162.5	$(11.7)	(7)%	(6)%	$174.2
____________________

(1)	Totals may not sum due to rounding.
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, Russia, India, and China, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability in the global market may impact our future financial results. Additionally, during the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. This transition has a particular impact to emerging economies as sales of perpetual licenses have historically comprised a greater percentage of total emerging economy sales in comparison to mature markets.

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

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(in millions)	October 31, 2017	$	%	October 31, 2016
Cost of revenue:
Maintenance and subscription (1)	$53.9	$7.1	15%	$46.8	Up due to an increase in employee-related costs driven by increased headcount associated with maintenance and subscription services in support of the business model transition
License and other (1)	19.6	(4.7)	(19)%	24.3	Down due to lower employee-related costs from reduced headcount associated with license and other revenue products and services as a result of our move to a subscription based business model
Amortization of developed technology (1)	4.0	(6.4)	(62)%	10.4	Down as previously acquired developed technologies continue to become fully amortized and there were no acquisitions in the current period
Total cost of revenue	$77.5	$(4.0)	(5)%	$81.5

Operating expenses:
Marketing and sales	$272.5	$17.5	7%	$255.0	Up due to an increase in employee-related costs as a result of increased headcount as well as an increase in stock-based compensation expense due to a higher fair value of awards granted
Research and development	191.8	(0.8)	—%	192.6	Down due to a decrease in employee-related costs and in stock-based compensation expense as a result of reduced headcount
General and administrative	68.8	(1.6)	(2)%	70.4	Down due to a decrease in professional fees, partially offset by an increase in stock-based compensation expense due to an increase in the fair value of awards granted
Amortization of purchased intangibles	4.7	(2.1)	(31)%	6.8	Down as previously acquired intangible assets continue to become fully amortized and there were no acquisitions in the current period
Restructuring charges and other facility exit costs, net (2) (3)	—	(3.2)	(100)%	3.2	Down as the majority of the Fiscal 2017 Plan was recognized during the first half of fiscal 2017
Total operating expenses	$537.8	$9.8	2%	$528.0

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management comments
	October 31, 2017	$	%	October 31, 2016
Cost of revenue:
Maintenance and subscription (1)	$161.6	$21.4	15%	$140.2	Up due to an increase in employee-related costs driven by increased headcount associated with maintenance and subscription services in support of the business model transition
License and other (1)	56.0	(30.8)	(35)%	86.8	Down due to lower employee-related costs from reduced headcount associated with license and other revenue products and services as a result of the business model transition
Amortization of developed technology (1)	12.7	(19.3)	(60)%	32.0	Down as previously acquired developed technologies continue to become fully amortized and there were no acquisitions in the current period
Total cost of revenue	$230.3	$(28.7)	(11)%	$259.0

Operating expenses:
Marketing and sales	$785.8	$46.9	6%	$738.9
Driven by employee-related costs on increased headcount and increased stock-based compensation expense due to an increase in fair value of awards granted, partially offset by a decrease in advertising and promotional costs.

Research and development	573.3	(5.8)	(1)%	579.1	Driven by a decrease in employee-related costs on lower headcount
General and administrative	225.1	11.4	5%	213.7	Driven by costs associated with the CEO transition and an increase in stock-based compensation expense on a higher fair value of awards granted, partially offset by a decrease in professional fees
Amortization of purchased intangibles	15.3	(7.2)	(32)%	22.5	Down as previously acquired intangible assets continue to become fully amortized and there were no acquisitions in the current period
Restructuring charges and other facility exit costs, net (2) (3)	0.2	(71.3)	(100)%	71.5	Down as the majority of the Fiscal 2017 Plan was recognized during fiscal 2017
Total operating expenses	$1,599.7	$(26.0)	(2)%	$1,625.7
____________________

(1)	Prior periods have been adjusted to conform with current period's presentation. See Note 1, "Basis of Presentation," of our condensed consolidated financial statements for additional information.

(2)	See Note 13, "Restructuring charges and other facility exit costs, net" in the Notes to Condensed Consolidated Financial Statements for additional information.

(3)
On November 27, 2017, our Board of Directors approved a world-wide restructuring plan that includes a reduction in force that will result in the termination of approximately 13% of the Company’s workforce, or approximately 1,150 employees, and the consolidation of certain leased facilities. See Note 19, "Subsequent Events," for further discussion regarding the anticipated amount and timing of the expenditures related to this action.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the fourth quarter of fiscal 2018, as compared to the fourth quarter of fiscal 2017:

	Absolute dollar impact	Percent of net revenue impact
Cost of Revenue	Decrease	Decrease
Marketing and sales	Increase	Decrease
Research and development	Increase	Decrease
General and administrative	Decrease	Decrease
Amortization of purchased intangibles	Decrease	Decrease

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2017	2016	2017	2016
Interest and investment expense, net	$(9.2)	$(9.7)	$(26.1)	$(22.5)
(Loss) gain on foreign currency	(0.5)	0.4	(1.2)	(2.7)
(Loss) gain on strategic investments and dispositions	(1.7)	0.4	(9.5)	0.6
Other income (expense)	0.2	(0.5)	5.0	1.5
Interest and other expense, net	$(11.2)	$(9.4)	$(31.8)	$(23.1)

Interest and other expense, net increased $1.8 million during the three months ended October 31, 2017, as compared to the same period in the prior fiscal year, primarily due to impairment losses on certain of our privately-held strategic investments.

Interest and other expense, net increased $8.7 million during the nine months ended October 31, 2017, as compared to the same period in the prior fiscal year, primarily due to non-recurring realized losses on certain dispositions and impairment losses on certain of our privately-held strategic investments.

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

Income tax expense was $8.6 million and $13.5 million for the three months ended October 31, 2017 and 2016, respectively. Income tax expense was $34.4 million and $53.1 million for the nine months ended October 31, 2017 and 2016, respectively. Income tax expense consists primarily of foreign taxes, U.S. tax expense related to indefinite-lived intangibles, and withholding taxes.

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

As of October 31, 2017, we had $291.4 million of gross unrecognized tax benefits, excluding interest, of which approximately $277.4 million represents the amount of unrecognized tax benefits that would impact the effective tax rate, if recognized. However, this rate impact would be $30.8 million to the extent that recognition of unrecognized tax benefits currently presented as a reduction of deferred tax assets would increase the valuation allowance.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2017 and 2016, our gross profit, gross margin, loss from operations, operating margin, net loss, diluted net loss per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(Unaudited)
Gross profit	$437.8	$408.1	$1,272.5	$1,293.2
Non-GAAP gross profit	$445.7	$422.0	$1,296.8	$1,335.5
Gross margin	85%	83%	85%	83%
Non-GAAP gross margin	86%	86%	86%	86%
Loss from operations	$(100.0)	$(119.9)	$(327.2)	$(332.5)
Non-GAAP loss from operations	$(26.2)	$(42.9)	$(94.5)	$(44.0)
Operating margin	(19)%	(24)%	(22)%	(21)%
Non-GAAP operating margin	(5)%	(9)%	(6)%	(3)%
Net loss	$(119.8)	$(142.8)	$(393.4)	$(408.7)
Non-GAAP net loss	$(26.4)	$(39.0)	$(86.4)	$(50.1)
GAAP diluted net loss per share (1)	$(0.55)	$(0.64)	$(1.79)	$(1.83)
Non-GAAP diluted net loss per share (1)	$(0.12)	$(0.18)	$(0.39)	$(0.22)
GAAP diluted shares used in per share calculation	219.6	222.3	219.7	223.3
Non-GAAP diluted weighted average shares used in per share calculation	219.6	222.3	219.7	223.3
_______________

(1)	Net loss per share was computed independently for each of the periods presented; therefore the sum of the net loss per share amount for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(Unaudited)
Gross profit	$437.8	$408.1	$1,272.5	$1,293.2
Stock-based compensation expense	3.9	3.5	11.6	10.3
Amortization of developed technologies	4.0	10.4	12.7	32.0
Non-GAAP gross profit	$445.7	$422.0	$1,296.8	$1,335.5
Gross margin	85%	83%	85%	83%
Stock-based compensation expense	1%	1%	1%	1%
Amortization of developed technologies	1%	2%	1%	2%
Non-GAAP gross margin (2)	86%	86%	86%	86%
Loss from operations	$(100.0)	$(119.9)	$(327.2)	$(332.5)
Stock-based compensation expense	65.1	56.6	182.9	162.5
Amortization of developed technologies	4.0	10.4	12.7	32.0
Amortization of purchased intangibles	4.7	6.8	15.3	22.5
CEO transition costs (1)	—	—	21.6	—
Restructuring charges and other facility exit costs, net	—	3.2	0.2	71.5
Non-GAAP loss from operations	$(26.2)	$(42.9)	$(94.5)	$(44.0)
Operating margin	(19)%	(24)%	(22)%	(21)%
Stock-based compensation expense	13%	11%	12%	10%
Amortization of developed technologies	1%	2%	1%	2%
Amortization of purchased intangibles	1%	1%	1%	1%
CEO transition costs (1)	—%	—%	1%	—%
Restructuring charges and other facility exit costs, net	—%	1%	—%	5%
Non-GAAP operating margin (2)	(5)%	(9)%	(6)%	(3)%
Net loss	$(119.8)	$(142.8)	$(393.4)	$(408.7)
Stock-based compensation expense	65.1	56.6	182.9	162.5
Amortization of developed technologies	4.0	10.4	12.7	32.0
Amortization of purchased intangibles	4.7	6.8	15.3	22.5
CEO transition costs (1)	—	—	21.6	—
Restructuring charges and other facility exit costs, net	—	3.2	0.2	71.5
Loss (gain) on strategic investments and dispositions	1.7	(0.4)	9.5	(0.6)
Discrete tax items	(2.5)	(9.0)	(10.2)	4.0
Income tax effect of non-GAAP adjustments	20.4	36.2	75.0	66.7
Non-GAAP net loss	$(26.4)	$(39.0)	$(86.4)	$(50.1)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
	(Unaudited)
GAAP diluted net loss per share (3)	$(0.55)	$(0.64)	$(1.79)	$(1.83)
Stock-based compensation expense	0.30	0.25	0.83	0.73
Amortization of developed technologies	0.02	0.05	0.06	0.14
Amortization of purchased intangibles	0.02	0.03	0.07	0.10
CEO transition costs (1)	—	—	0.09	—
Restructuring charges and other facility exit costs, net	—	0.01	—	0.32
Loss on strategic investments and dispositions	0.01	—	0.05	—
Discrete tax items	(0.01)	(0.03)	(0.04)	0.02
Income tax effect of non-GAAP adjustments	0.09	0.15	0.34	0.30
Non-GAAP diluted net loss per share (3)	$(0.12)	$(0.18)	$(0.39)	$(0.22)
____________________

(1)	CEO transition costs include stock-based compensation of $16.6 million related to the acceleration of eligible stock awards in the nine months ended October 31, 2017.

(2)	Totals may not sum due to rounding.

(3)	Net loss per share was computed independently for each of the periods presented; therefore the sum of the net loss per share amount for the quarters may not equal the total for the year.

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

Liquidity and Capital Resources

Our primary source of cash is from the sale of our software and related services. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program and invest in our growth initiatives, which include acquisitions of products, technology and businesses. See further discussion of these items below.

At October 31, 2017, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.72 billion and net accounts receivable of $307.8 million. Net of our senior notes, we have cash, cash equivalents, and marketable securities totaling $132.8 million at October 31, 2017.

In June 2017, we issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all five series of notes collectively, the “Notes”). On July 27, 2017, we redeemed in full $400.0 million in aggregate principal amount of outstanding 1.95% senior notes due December 15, 2017 . The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, we used a portion of the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption.

As of October 31, 2017, we have $1.6 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date. This credit agreement contains customary covenants that could restrict the imposition of liens on our assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. The financial covenants consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and after April 30, 2018, a minimum interest coverage ratio. As of December 5, 2017, we have no amounts outstanding under the credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

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

As of October 31, 2017, other than what was previously discussed in this section regarding our latest debt issuance and repayment, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of October 31, 2017, approximately 80% of our total cash or cash equivalents, and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. Our intent is that amounts related to foreign earnings permanently reinvested outside the U.S. will remain outside the United States. We expect to meet our U.S. liquidity needs through ongoing cash flows, foreign cash for which U.S. federal income taxes have been provided, external borrowings, or a combination. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

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

	Nine Months Ended October 31,
(in millions)	2017	2016
Net cash (used in) provided by operating activities	$(78.4)	$154.1
Net cash provided by investing activities	258.9	285.8
Net cash used in financing activities	(374.2)	(354.3)

Net cash used in operating activities of $78.4 million for the nine months ended October 31, 2017 consisted of our net loss of $393.4 million, partially offset by $288.3 million of non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense.

The primary working capital source of cash was a decrease in accounts receivable from $452.3 million as of January 31, 2017 to $307.8 million as of October 31, 2017. The primary working capital uses of cash were decreases in accrued compensation and other accrued liabilities.

Net cash provided by investing was $258.9 million for the nine months ended October 31, 2017 and was primarily due to the sale and maturities of marketable securities. These cash inflows were partially offset by purchases of marketable securities and capital expenditures.

At October 31, 2017, our short-term investment portfolio had an estimated fair value of $428.7 million and a cost basis of $421.3 million. The portfolio fair value consists of $218.7 million invested in corporate debt securities, $58.8 million invested in U.S. government securities, $31.3 million invested in commercial paper, $30.4 million invested in asset backed securities, $15.5 million invested in municipal bonds, $7.5 million invested in agency bonds, $6.0 million invested in sovereign debt, and $4.0 million invested in certificates of deposit.

At October 31, 2017, $56.5 million of short-term trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $374.2 million for the nine months ended October 31, 2017 and was primarily due to repurchases of common stock and the repayment of debt noted earlier in this section. These cash outflows were offset in part by cash proceeds from the issuance of debt also noted earlier in this section.

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

During the three and nine months ended October 31, 2017, we repurchased 1.0 million and 4.4 million shares of our common stock, respectively. At October 31, 2017, 22.1 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. These programs do not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended October 31, 2017:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	0.4	$109.66	0.4	22.7
September 1 - September 30	0.3	112.59	0.3	22.4
October 1 - October 31	0.3	117.47	0.3	22.1
Total	1.0	$112.97	1.0
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

There were no sales of unregistered securities during the nine months ended October 31, 2017.

Off-Balance Sheet Arrangements

As of October 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Industry Collections—Autodesk industry collections are a combination of products and services that target a specific user objective and support a set of workflows for that objective. Our Industry Collections consist of: Autodesk Architecture, Engineering and Construction Collection, Autodesk Product Design Collection, and Autodesk Media and Entertainment Collection. We introduced industry collections effective August 1, 2016 to replace our suites.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2017 and January 31, 2017, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $802.6 million and $640.0 million at October 31, 2017 and January 31, 2017, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2017 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2017 and January 31, 2017 would increase the fair value of our foreign currency contracts by $58.2 million and $60.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2017 and January 31, 2017 would decrease the fair value of our foreign currency contracts by $60.8 million and $32.5 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At October 31, 2017, we had $1.33 billion of cash equivalents and marketable securities, including $428.7 million classified as short-term marketable securities and $264.3 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $2.4 million and $4.7 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.

During the fourth quarter of fiscal 2018, we commenced a world-wide restructuring plan to support the Company's strategic priorities of completing the subscription transition; digitizing the Company; and re-imagining manufacturing, construction, and production. Through the restructuring, we seek to reduce our investment in areas not aligned with our strategic priorities, including in areas related to research and development and go to market activities. At the same time, we plan to further invest in strategic priority areas related to as digital infrastructure, customer success, and construction.

We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results. If we are unable to successfully complete our restructuring efforts, our business and operating results may be harmed. As a result of these actions, we will incur additional costs in the short term that will have the effect of reducing our GAAP operating margins.

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation, political instability and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 64% of our net revenue for both the nine months ended October 31, 2017 and 2016. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, a significant portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the nine months ended October 31, 2017 and 2016, approximately 70% and 74%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data. Tech Data accounted for 31% and 30% of our total net revenue for the nine months ended October 31, 2017 and October 31, 2016, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	changes in product mix, pricing pressure or changes in product pricing;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	the success of new business or sales initiatives;

•	security breaches and potential financial penalties to customers and government entities;

•	timing of additional investments in the development of our platform or deployment of our services;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	failure to achieve and maintain cost reductions and productivity increases;

•	dependence on and the timing of large transactions;

•	changes in billings linearity;

•	adjustments arising from ongoing or future tax examinations;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower renewals of our maintenance program;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our ability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and 3D printing;

•	the timing of the introduction of new products by us or our competitors;

•	the financial and business condition of our reseller and distribution channels;

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2017, combined revenue from our AutoCAD and AutoCAD LT products, not including collections (formerly suites) having AutoCAD or AutoCAD LT as a component, represented 19% of total net revenue compared to 15% during the nine months ended October 31, 2016.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in the U.S. corporate taxation proposals are being considered by the U.S. Congress the outcome of which is uncertain. Increasingly, governmental tax authorities are scrutinizing corporate tax strategies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

In June 2017, we issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. In June 2015, we issued 3.125% notes due June 15, 2020 in an aggregate principal amount of $450.0 million and 4.375% notes due June 15, 2025 in an aggregate principal amount of $300.0 million. In December 2012, we issued 3.6% notes due December 15, 2022 in an aggregate principal amount of $350.0 million. As the debt matures, we will have to expend significant resources to either repay or refinance these notes. For example, in July 2017, we redeemed outstanding senior notes due December 15, 2017 for a total cash repayment of $401.8 million by using the proceeds the from the notes we issued in 2017. If we decide to refinance notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.

We also have a $400.0 million revolving credit facility. As of October 31, 2017, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended October 31, 2017.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

10.1*	Separation Agreement, dated as of September 30, 2017, by and between Autodesk, Inc. and Jan Becker.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
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

Dated: December 5, 2017

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)