Form 10-K
period 2018-01-31
AUTODESK INC
filed 2018-03-22
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 0-14338
_____________________________________________________________
AUTODESK INC.
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 218.5 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the NASDAQ Global Select Market on July 31, 2017) was approximately $24.2 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2018, the registrant had outstanding 218,327,862 shares of common stock.

2018 Form 10-K 1

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2018.

[THIS PAGE INTENTIONALLY LEFT BLANK]

2018 Form 10-K 2

AUTODESK, INC. FORM 10-K

2018 Form 10-K 3

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, future financial results ( by product type and geography) and subscriptions, the effectiveness of our restructuring efforts, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, expectations for and our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, the effects of global economic conditions, the effects of revenue recognition, the effects of newly recently issued accounting standards, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

2018 Form 10-K 4

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a global leader in design software and services, offering customers productive business solutions through powerful technology products and services. We serve customers in architecture, engineering and construction; product design and manufacturing; and digital media and entertainment industries. Our customers are able to design, fabricate, manufacture and build anything by visualizing, simulating and analyzing real-world performance early in the design process. These capabilities allow our customers to foster innovation, optimize their designs, streamline their manufacturing and construction processes, save time and money, improve quality, communicate plans, and collaborate with others. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors.

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

A summary of our revenue by geographic area and product family is found in Note 13, “Segment, Geographic and Product Family Information,” in the Notes to our Consolidated Financial Statements.

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

PRODUCTS

Our architecture, engineering and construction products improve the way building, infrastructure, and industrial projects are designed, built, and operated. Our product development and manufacturing software provides manufacturers in automotive, transportation, industrial machinery, consumer products and building product industries with comprehensive digital design, engineering, manufacturing and production solutions. These technologies bring together data from all phases of the product development and production life cycle, creating a digital pipeline that supports greater productivity and accuracy through process automation. Our digital media and entertainment products provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Our portfolio of products and services enables our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others.

Autodesk’s product offerings include:

•	AutoCAD

AutoCAD software, which is our largest single revenue-generating product, is a customizable and extensible CAD application for professional design, drafting, detailing, and visualization. AutoCAD software provides digital tools that can be

2018 Form 10-K 5

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

Autodesk's Industry Collections provide our customers with increased access to a broader selection of Autodesk products, greater value, more flexibility, and a simpler way to subscribe and manage Autodesk subscriptions. The collections are tailored to provide the essential software needed by professionals within each industry: AEC, Product Design, and M&E.

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

•	CAM Solutions

Our computer-aided manufacturing ("CAM") software offers industry-leading solutions for Computer Numeric Control ("CNC") machining, inspection, and modeling for manufacturing. A comprehensive line-up of expert products, including PowerMill, FeatureCAM, PowerInspect, PowerShare, and others, help our customers manufacture complex, innovative products and components with maximum quality, control, and production efficiency.

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

2018 Form 10-K 6

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

•	BIM 360

BIM 360 construction management cloud-based software enables almost anytime, anywhere access to project data throughout the building construction lifecycle. BIM 360 empowers those in the field to better anticipate and act, and those in the back office to optimize and manage all aspects of construction performance.

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

The software industry is undergoing a transition from the personal computer to cloud, social, and mobile computing. In fiscal 2018, we continued to successfully implement a strategic transition of our business model announced in fiscal 2014. To support our transition, effective February 1, 2016, we discontinued the sale of new commercial seats of most individual software products, which are now exclusively available by desktop subscription, and discontinued selling perpetual licenses of suites while introducing industry collections effective August 1, 2016. Industry collections allow access to a broad set of products and cloud services that exceeds those previously available in suites - simplifying the customers' ability to access a complete set of industry tools. Additionally, on June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. Through this program we offer discounts to those maintenance plan customers that move to subscription plan offerings, while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Subscription plan offerings are designed to give our customers increased flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-based users and small businesses. Subscriptions represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new products and technologies to expand our market opportunity. For example, in fiscal 2018, we continued and expanded our investments in construction. We continued to make investments in the traditional data creation tools to support the design and pre-construction phases, while expanding our investment in the areas of site execution with process and project management cloud-based tools. Recognizing the value of data continuity across the construction lifecycle of design, building and operations, we made investments in the handover and operations phase of the project through our cloud-based tools. To connect the phases of construction upstream with design, we invested in and announced our cloud-based project delivery platform that allows individuals, teams and projects to be connected across all phases in a common data platform. We anticipate ongoing investments in construction that support pre-construction, site execution as well as the handover phase of the project and will continue to invest in connecting workflows and data across the ecosystem of the project.

2018 Form 10-K 7

Research and development expenditures were $755.5 million or 37% of fiscal 2018 net revenue, $766.1 million or 38% of fiscal 2017 net revenue and $790.0 million or 32% of fiscal 2016 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

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

MARKETING AND SALES

We license or sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with our enterprise and named account customers and with customers through our online Autodesk branded store. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,600 resellers and distributors worldwide. For fiscal 2018, approximately 70% of our revenue was derived from indirect channel sales through distributors and resellers.

We anticipate that our channel mix will continue to change, particularly as we scale our online Autodesk branded store business and our largest accounts shift towards direct-only business models. Importantly, we expect our indirect channel will continue to transact and support the majority of our future revenue. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. The loss of, or a significant reduction in, business with any one of our major distributors or large resellers could harm our business; see Item 1A, “Risk Factors,” for further discussion.

Sales through our largest distributor, Tech Data Corporation and its global affiliates, accounted for 31%, 30%, and 25% of our net revenue for fiscal years ended January 31, 2018, 2017, and 2016, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions, the Americas; Europe, Middle East, and Africa (“EMEA”), and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2018 net revenue in the Americas, EMEA, and APAC was $871.1 million (42%), $815.4 million (40%), and $370.1 million (18%), respectively. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions and currency exchange rates in the countries that contribute a significant portion of our net revenue, including emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 13, “Segment, Geographic and Product Family Information,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

2018 Form 10-K 8

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

We generate revenue primarily through various offerings that provide recurring revenue. Under our maintenance plan program, our customers who own a perpetual use license for the most recent version of the underlying product are able to renew a previously purchased maintenance plan that provides them with unspecified upgrades when and if available, and receive online support during the term of their maintenance contract. Under our subscription plan, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions through term-based product subscriptions, cloud service offerings, and enterprise business agreements. With the discontinuation of the sale of perpetual licenses, we have transitioned away from selling a mix of perpetual licenses and maintenance plans in favor of a consolidated subscription model.

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

EDUCATION, SUSTAINABILITY, AND PHILANTHROPIC PROGRAMS

Education

Autodesk is committed to helping fuel a lifelong passion for design and making among students of all ages, both within and outside the classroom. We offer free educational licenses of Autodesk's professional software to students, educators, and accredited educational institutions worldwide. We inspire and support beginners with Tinkercad, a simple online 3D design and 3D printing tool. Through Autodesk Design Academy, we provide secondary and postsecondary schools hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) using Autodesk's professional-grade design, engineering and entertainment software. Autodesk Design Academy curricula is also syndicated on iTunes U and Udemy, where millions of students go to learn online. Classes and projects are available on our Instructables website for anyone looking to expand their "making" skills. Our intention is to make Autodesk software ubiquitous and the design and making software of choice for those poised to become the next generation of professional users.

Sustainability Programs

To help our customers imagine, design, and make a better world, our Sustainability initiatives focus our efforts on the area where we can have the greatest impact enabling sustainable practices through our products delivering free sustainable-design learning and training resources, providing software grants to qualifying nonprofits and entrepreneurs, and leading by example with our sustainable business practices. Through our products and services, we are supporting our customers to better understand and improve the environmental performance of everything they make.

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

2018 Form 10-K 9

Climate Change Management Actions

To drive continued progress and meet growing demand, we continue to expand the solutions, education, and support we offer, helping customers secure a competitive advantage for a low-carbon future by designing high-performance buildings, resilient cities and infrastructure, and more efficient transportation and products. To continue to grow this market, we provide software and support to early stage entrepreneurs and start-up companies who are designing clean technologies. We plan to expand these offerings in the future based upon demand and opportunity in response to challenges posed by climate change.

Internally, we are investing in best practices to mitigate our greenhouse gas emissions and climate change risk through investments in renewable energy, energy efficiency, disaster management and recovery strategies, and materials innovation. We are on track to meet our science-based greenhouse gas reduction target of 43% absolute emissions by 2020.

Climate Change Governance

With oversight from our CEO, the Sustainability & Foundation Team has direct responsibility for setting and implementing the corporate sustainability strategy, including the climate change strategy.

Emissions Performance & Other Key Performance Indicators

By end of fiscal 2017, Autodesk had reduced its net greenhouse gas emissions for its operational boundary by 44% from our fiscal year 2009 baseline to 156,000 metric tons of carbon dioxide equivalent. This reduction was accomplished through increased investment in renewable energy and energy efficiency in our global real estate portfolio, and continued transition from physical software delivery to cloud and electronic software delivery. More information about our sustainability commitment can be found in our annual sustainability reports, which we have published on our website since 2008. Our fiscal 2018 sustainability report will be published in the second quarter of fiscal 2019.

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

2018 Form 10-K 10

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors include Adobe Systems Incorporated, ANSYS, Inc., Apple Inc., AVEVA Group plc, Avid Technology, Inc., Bentley Systems, Inc., Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, PTC, 3D Systems, Siemens PLM, SONY Corporation, Technicolor, and Trimble Navigation Limited, among others.

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

We retain ownership of software we develop. Our combined hybrid offerings include both desktop software and cloud functionality. Desktop software is licensed to users pursuant to ‘click through’ or signed license agreements containing restrictions on duplication, disclosure, and transfer. Cloud software and associated services are provided to users pursuant to on-line or signed terms of service agreements containing restrictions on access and use.

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

2018 Form 10-K 11

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

PRODUCTION AND SUPPLIERS

The production of our software products and services involves duplication or hosting of software media. The way that we deliver software has evolved during our business model transition. For certain cloud-based products, we use a combination of co-located hosting facilities and increasingly Amazon Web Services and to a lesser degree other infrastructure-as-a-service providers. Over 95% of our customers choose an electronic software download option for both initial product fulfillment and subsequent product updates. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. Customers may also obtain our software through media such as DVDs and USB flash drives available from multiple sources. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Packaging materials are produced to our specifications by outside sources. Production is performed in leased facilities operated by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2018, we employed approximately 8,800 people. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

ACQUISITIONS

Over the past three years, we acquired new technology or supplemented our technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2018, 2017, and 2016, we acquired companies and technology related assets, some of which were accounted for as business combinations. The following were significant acquisitions for fiscal years 2018, 2017, and 2016:

Date of closing	Company	Details
November 2015	netfabb GmbH ("netfabb")	The acquisition of netfabb GmbH (“netfabb”) provided Autodesk with software solutions that reduced production costs and increased efficiency in 3D printing and additive manufacturing.

DEFERRED REVENUE AND UNBILLED DEFERRED REVENUE

Our deferred revenue balance at January 31, 2018 was $1,955.1 million and primarily relates to subscription and maintenance agreements invoiced for which the revenue has not yet been recognized but will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years.

We define unbilled deferred revenue as contractually stated or committed orders under multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not been recognized and the customer has not been invoiced. Unbilled deferred revenue is not included on our Condensed Consolidated Balance Sheet until invoiced to the customer.

Fiscal Year Ended
(in millions)	January 31, 2018
Deferred revenue	$1,955.1
Unbilled deferred revenue (1)	326.4
Total	$2,281.5

2018 Form 10-K 12

 ________________

(1)	This is our first year presenting this metric and we are not able to provide historical information at this time. Comparative information will not be available until fiscal 2019.

We expect that the amount of unbilled deferred revenue and deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, foreign currency fluctuations and the timing of when billed and unbilled deferred revenue are recognized as revenue.

GLOSSARY OF TERMS

Annualized Recurring Revenue (ARR)— Represents the annualized value of our average monthly recurring revenue for the preceding three months. "Maintenance plan ARR” captures ARR relating to traditional maintenance attached to perpetual licenses. "Subscription plan ARR" captures ARR relating to subscription offerings. Refer to the definition of recurring revenue below for more details on what is included within ARR. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

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

Product Subscriptions—Provide customers the most flexible, cost-effective way to access and manage 3D design, engineering, and entertainment software tools. Our product subscriptions currently represent a hybrid of desktop and SaaS functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders.

2018 Form 10-K 13

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

Subscription Plans—Comprises our term-based product subscriptions, cloud service offerings, and enterprise business agreements (EBAs). Subscriptions represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders. With subscription, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions.

Subscription revenue—Includes subscription fees from product subscriptions, cloud service offerings, and enterprise business agreements (EBAs) and all other services as part of a bundled subscription agreement accounted for as a single unit of accounting. (i.e. cloud services, maintenance, and consulting).

Total Subscriptions—Consists of subscriptions from our maintenance plans and subscription plan offerings that are active and paid as of the fiscal year end date. For certain cloud service offerings and enterprise business agreements (EBAs), subscriptions represent the monthly average activity reported within the last three months of the fiscal year end date. Total subscriptions do not include education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation.

Unbilled deferred revenue—Unbilled deferred revenue represents contractually stated or committed orders under multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not been recognized and the customer has not been invoiced. Unbilled deferred revenue is not included on our Consolidated Balance Sheet until invoiced to the customer.

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

A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counter-parties and could also impair our banking partners, on which we rely for operating cash management. Any of

2018 Form 10-K 14

these events could harm our business, results of operations and financial condition.

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

As a result, we expect to derive an increasing portion of our revenues in the future from subscriptions. This subscription model prices and delivers our products in a way that differs from the historical perpetual pricing and delivery methods. These changes reflect a significant shift from perpetual license sales and distribution of our software in favor of providing our customers the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period. During the first three years of the transition, revenue, billings, gross margin, operating margin, net income (loss), earnings (loss) per share, deferred revenue, and cash flow from operations have been impacted as more revenue is recognized ratably rather than upfront and as new offerings bring a wider variety of price points.

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

2018 Form 10-K 15

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

Our maintenance customers have no obligation to renew their maintenance contracts after the expiration of their maintenance period, which is typically one year. The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 resulted in the loss of future opportunities to sell maintenance. On June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. As a result, we expect customer renewal rates will decline or fluctuate over time as a result of a number of factors, including the overall global economy, the health of their businesses, the perceived value of the maintenance program and planned maintenance pricing increases. If our non-renewing maintenance customers do not transition to subscriptions, our future revenue and financial results will be negatively impacted.

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

The discontinuance of our perpetual licenses for most individual software products on February 1, 2016 and for perpetual suites on August 1, 2016 has and will continue to result in the loss of future upfront licensing revenue. This also has frozen the growth of our maintenance revenue because there will be no further opportunities to attach maintenance licensing. On June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. As a result, we expect our maintenance revenue to decline over time, but it may decline more quickly than anticipated due to low maintenance renewals. At the same time, our subscription revenue may not grow as rapidly as anticipated. Our subscription pricing allows customers to use our offerings at a lower initial cost when compared to the sale of a perpetual license. Although our subscriptions are designed to increase the number of customers who purchase offerings and create a recurring revenue stream that is more predictable over time, it creates risks related to the timing of revenue recognition and expected reductions in cash flows in the near term.

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

2018 Form 10-K 16

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 64% and 63% of our net revenue in fiscal 2018 and 2017, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S.

Risks inherent in our international operations include:

•	economic volatility;

•	fluctuating currency exchange rates, including risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patterns as compared to the developed world;

•	tariffs, quotas, and other trade barriers and restrictions;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, and adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	U.S. and foreign tax law changes impacting how multinational companies are taxed;

•	tax arrangements with foreign governments, including our ability to meet and renew the terms of those tax arrangements;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

2018 Form 10-K 17

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases.

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

Violations of U.S. sanctions or export control laws can result in fines or penalties. While we have extensive compliance procedures in place, licensing of our product offerings may have been made in potential violation of the export control and economic sanctions laws. We filed a Voluntary Self Disclosure in December 2016 with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) with respect to the sale of certain licenses in an aggregate amount of less than $700,000. We are currently waiting for OFAC to complete its review of this matter. We could be subject to monetary penalties or other sanctions by OFAC in connection with its review of this issue.

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

2018 Form 10-K 18

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

Because we conduct a substantial portion of our business outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and economic conditions change. Our exposure to adverse movements in foreign currency exchange rates could have a material adverse impact on our financial results and cash flows.

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

Security incidents may compromise the integrity of our or our customers’ products, services, data or intellectual property, harm our reputation, damage our competitiveness, create additional liability and adversely impact our financial results.
As we digitize the Company and use cloud and web base technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of our and our customers' information. Like all software products and systems, ours are vulnerable to security incidents. We devote resources to maintain the security and integrity of our systems, products, services and applications (online, mobile and desktop). We accomplish this by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates and accelerating our incident response time. Despite these efforts, we may not prevent security incidents.
Hackers regularly have targeted our systems, products, services and applications, and we expect them to do so in the future. The impact of security incidents could disrupt the proper functioning of our systems, products or services; cause errors in the output of our customers' work; allow unauthorized access to sensitive, data or intellectual property, including proprietary or confidential information of ours or our customers; or other destructive outcomes.
The risk of a security incident, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, malicious file uploads, backdoor trojans and distributed denial of service (DDoS) attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners or users to disclose information to gain access to our data or our users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. Any of the foregoing could attack our systems, products or services. Despite efforts to create security barriers to such programs, it is virtually impossible for us to entirely eliminate this risk.

2018 Form 10-K 19

If any of the foregoing were to occur, our reputation may suffer, our competitive position may be diminished, customers may stop buying our products and services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
Increasing regulatory focus on privacy issues and expanding laws may impact our business or expose us to increased liability.

Our strategy to digitize the Company involves increasing our use of cloud and web based technologies and applications to leverage customer data. To accomplish this strategy, we must collect customer data, which may include personal data. Federal, state and foreign government privacy and data security laws apply to the treatment of personal data. Governments, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use, store, share and transmit personal data.
The General Data Protection Regulation ("GDPR") will apply in all EU member states effective May 25, 2018, and replace the current EU Data Protection Directive. The GDPR introduces new data protection requirements in the EU and substantial fines for non-compliance. The GDPR increases our responsibility and potential liability in relation to personal data, and we have and will continue to put in place additional processes and programs to demonstrate compliance. Compliance with these laws is costly and could delay or impede the development of new offerings. Any failure to comply with GDPR or other data privacy laws could lead to government enforcement actions and significant penalties. Further, any perceived privacy right violation could cause result in reputational harm, third-party claims, lawsuits or investigations. Additionally, we store customer information and content and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
GDPR, other new laws and self-regulatory codes may affect our ability to reach current and prospective customers, to understand how our products and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. These requirements could impact demand for our products and services and result in more onerous contract obligations.
We rely on third-parties to provide us with a number of operational and technical services; third-party security incidents could expose us to liability, harm our reputation, damage our competitiveness and adversely impact our financial performance.

We rely on third-parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us, our customers, employees, or partners. Any third party security incident could compromise the integrity or availability or result in the theft of data. In addition, our operations, or the operations of our customers or partners, could be negatively affected in the event of a security breach, and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to this data may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur, our reputation may suffer, our competitive position may be diminished, customers may stop buying our products and services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
We rely on third-party services; any interruption or delay in service from these third parties could expose us to liability, harm our reputation, damage our competitiveness and adversely impact our financial performance.

We rely on a number of third party suppliers, such as Amazon Web Services, in the operation of our business for the provision of various services and materials that we use in the operation of our business and production of our products. We may from time to time rely on a single or limited number of suppliers, or upon suppliers in a single country, for these services or materials. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

2018 Form 10-K 20

If we do not maintain good relationships with the members of our distribution channel, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our products, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For fiscal 2018 and fiscal 2017, approximately 70% and 72%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data. Tech Data accounted for 31% and 30% of our total net revenue for fiscal 2018 and 2017, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. Further, our distributors and resellers may lose confidence in our business model transition, move to competitive products, or may not have the skills or ability to support customers under the new model. The loss of or a significant reduction in business with those distributors or resellerscould harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

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

•
failure to achieve anticipated levels of customer acceptance of our business model transition, including the impact of the end of perpetual licenses and the introduction of our maintenance-to-subscription program;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	changes in product mix, pricing pressure or changes in product pricing;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

2018 Form 10-K 21

•	the success of new business or sales initiatives;

•	security breaches, related reputational harm, and potential financial penalties to customers and government entities;

•	timing of additional investments in the development of our platform or deployment of our services;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	failure to achieve and maintain cost reductions and productivity increases;

•	dependence on and the timing of large transactions;

•	changes in billings linearity;

•	adjustments arising from ongoing or future tax examinations;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower renewals of our maintenance program;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our ability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and 3D printing;

•	the timing of the introduction of new products by us or our competitors;

•	the financial and business condition of our reseller and distribution channels;

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

2018 Form 10-K 22

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

2018 Form 10-K 23

Because we derive a substantial portion of our net revenue from a small number of products, including our AutoCAD-based software products and collections, if these products are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During fiscal 2018 and 2017, combined revenue from our AutoCAD and AutoCAD LT products, not including collections (formerly suites) having AutoCAD or AutoCAD LT as a component, represented 20% and 16% of our total net revenue, respectively.

We are investing in resources to update and improve our information technology systems to digitize the Company and support our business model transition. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems disrupt our operations, our business model transition could be compromised and our business could be harmed.

We rely on our network and data center infrastructure, technology systems and our websites for our development, marketing, operational, support, sales, accounting and financial reporting activities. We continually invest resources to update and improve these systems and environments in order to meet the growing and evolving requirements of our business and customers. In particular, our transition to cloud-based products and a subscription-only business model requires considerable investment in the development of technologies, as well as back office systems for technical, financial, compliance and sales resources to enable a scalable organization.

Such improvements are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of customers, loss of revenue, errors in our accounting and financial reporting or damage to our reputation, all of which could compromise our business model transition.

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

2018 Form 10-K 24

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, billings, ARR, ARPS, earnings, subscriptions, or other key performance metrics;

•	results and future projections related to our business model transition;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

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

2018 Form 10-K 25

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, commonly referred to as the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which will impact our tax obligations and effective tax rate beginning in our fiscal 2018 tax year. Increasingly, governmental tax authorities are scrutinizing corporate tax strategies. Many

2018 Form 10-K 26

countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Uncertainties in the interpretation and application of the Tax Act could materially affect our tax obligations and effective tax rate.

The Tax Act was enacted on December 22, 2017, and provides broad and significant changes to the U.S. tax code and how the U.S. imposes income tax on multinational corporations. Due to the complexity and varying interpretations of the Tax Act, the U.S. Department of Treasury and other standard-setting bodies may issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate impact to our results of operations from the Tax Act.

The Tax Act requires complex computations to be performed that were not previously provided for in the U.S. tax law. These computations require significant judgments to be made regarding the interpretation of the provisions within the Tax Act along with preparation and analysis of information not previously required. In conjunction with the Tax Act, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) which allows for the Company to record provisional amounts until a final assessment can be made within a period not to exceed one year from the date of enactment. As a result, we have recorded a provisional estimate on the effect of the Tax Act in our financial statements based on our initial assessment. As additional regulatory guidance is issued and we continue to collect and analyze necessary data, we may make adjustments to provisional amounts previously recorded. We do not anticipate these adjustments to materially impact our provision for income taxes in the period in which the adjustments are made since we are in a full valuation allowance in the U.S.

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

For example, in May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.  In August 2015, FASB subsequently issued ASU 2015-14, which deferred the effectiveness of ASU 2014-09, so that it will now be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The revised effective date for the Company under the new standard will be the beginning of fiscal 2019. We are implementing changes to our policies, procedures and systems in order to successfully adopt the standard. This new standard is both technical and complex, and we expect to incur significant ongoing costs to implement and maintain compliance with this new standard. In addition, there may be greater uncertainty with respect to projecting revenue results from future operations as we work through the new revenue recognition standard.

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

2018 Form 10-K 27

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

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

2018 Form 10-K 28

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. In fiscal 2016, we determined that it was more likely than not that the Company would not realize our U.S. deferred tax assets and established a valuation allowance against our U.S. deferred tax assets. We continued to have a full valuation allowance against our U.S. deferred tax assets in fiscal 2018. Changes in the amount of the valuation allowance could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

We issued $1.6 billion aggregate principal amount of unsecured notes in debt offerings and have an existing $400.0 million revolving credit facility, and expect to incur other debt in the future, which may adversely affect our financial condition and future financial results.

In June 2017, we issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. In June 2015, we issued 3.125% notes due June 15, 2020 in an aggregate principal amount of $450.0 million and 4.375% notes due June 15, 2025 in an aggregate principal amount of $300.0 million. In December 2012, we issued 3.6% notes due December 15, 2022 in an aggregate principal amount of $350.0 million. As the debt matures, we will have to expend significant resources to either repay or refinance these notes. For example, in July 2017, we redeemed outstanding senior notes due December 15, 2017, for a total cash repayment of $401.8 million by using the proceeds from the notes we issued in 2017. If we decide to refinance notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.

We also have a $400.0 million revolving credit facility. As of January 31, 2018, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing

2018 Form 10-K 29

and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and, after April 30, 2018, a minimum interest coverage ratio.

We are required to comply with the covenants set forth in our unsecured notes and revolving credit facility. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit facility and any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our revolving credit facility could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We lease 2,128,261 square feet of office space in 124 locations in the United States and internationally through our foreign subsidiaries. Our executive offices are located in leased office space in San Francisco, California, and our corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of approximately 189,000 square feet under leases that have expiration dates ranging from February 2018 to December 2019. Our San Francisco facilities consist of approximately 264,000 square feet under leases that have expiration dates ranging from December 2018 to December 2023. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

All facilities are in good condition. Our facilities are operating at capacities averaging 80% occupancy worldwide as of January 31, 2018. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 8, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

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

2018 Form 10-K 30

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol ADSK. The following table lists the intraday high and low sales prices for each quarter in the last two fiscal years.

	High	Low
Fiscal 2018
First Quarter	$90.94	$80.04
Second Quarter	115.25	91.17
Third Quarter	125.01	104.77
Fourth Quarter	131.10	103.19
Fiscal 2017
First Quarter	$62.42	$41.60
Second Quarter	61.42	49.82
Third Quarter	73.40	56.80
Fourth Quarter	83.96	67.15

Dividends

We did not declare any cash or stock dividends in either fiscal 2018 or fiscal 2017. We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

Stockholders

As of January 31, 2018, the number of common stockholders of record was 388. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program is largely to help offset the dilution from the issuance of stock under our employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, and has the effect of returning excess cash generated from our business to stockholders. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements. In September 2016, the Board of Directors approved a plan which authorized the repurchase of up to an additional 30.0 million shares of the Company's common stock. As of January 31, 2018, 10.4 million shares have been repurchased under this plan. During the three and twelve months ended January 31, 2018, we repurchased 2.5 million and 6.9 million shares, respectively, of our common stock under the Board of Director authorized share repurchase program. At January 31, 2018, 19.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. See Note 9, “Stockholders' (Deficit) Equity (Deficit),” in the Notes to Consolidated Financial Statements for further discussion.

2018 Form 10-K 31

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2018:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1- November 30	0.4	$109.18	0.4	21.7
December 1 - December 31	2.0	107.35	2.0	19.7
January 1 - January 31	0.1	113.26	0.1	19.6
Total	2.5	$107.86	2.5
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.

(2)	These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended January 31, 2018.

2018 Form 10-K 32

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

Comparison of Five Year Cumulative Total Stockholder Return (1)

___________________

(1)
Assumes $100 invested on January 31, 2013, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

2018 Form 10-K 33

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the fiscal years ended January 31, 2018 and 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows data for the year ended January 31, 2016 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Balance Sheet data for the fiscal year ended January 31, 2016 and the remaining financial data for the fiscal years ended January 31, 2015 and 2014 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2018	2017	2016	2015	2014
	(In millions, except per share data)
For the Fiscal Year:
Net revenue	$2,056.6	$2,031.0	$2,504.1	$2,512.2	$2,273.9
(Loss) income from operations	(509.1)	(499.6)	1.3	120.7	284.8
Net (loss) income	(566.9)	(582.1)	(330.5)	81.8	228.8
Cash flow from operations	0.9	169.7	414.0	708.6	572.6
Common Stock Data:
Basic net (loss) income per share	$(2.58)	$(2.61)	$(1.46)	$0.36	$1.02
Diluted net (loss) income per share	(2.58)	(2.61)	(1.46)	0.35	1.00
At Year End:
Total assets	$4,113.6	$4,798.1	$5,515.3	$4,909.7	$4,589.9
Long-term liabilities	2,246.4	1,879.1	2,304.7	1,290.4	1,256.9
Stockholders’ (deficit) equity	(256.0)	733.6	1,619.6	2,219.2	2,261.5

2018 Form 10-K 34

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of Fiscal 2018” below, future net revenue, operating expenses, recurring revenue, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our restructuring efforts, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, expectations for our maintenance plan and subscription plan subscriptions, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of global economic conditions, the effects of revenue recognition, the effects of recently issued accounting standards, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Strategy

Autodesk makes software for people who make things. If you have ever driven a high-performance car, admired a towering skyscraper, used a smartphone, or watched a great film, chances are you have experienced what millions of Autodesk customers are doing with our software. Autodesk gives you the power to make anything.

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. To address this transition, we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. Our product subscriptions currently represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our SaaS offerings, for example, BIM 360, Shotgun, Fusion, and AutoCAD 360 Pro, provide tools, including mobile and social capabilities, to streamline design, collaboration, building and manufacturing and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to lead the industries we serve to cloud-based technologies and business models. This entails both a technological shift and a business model shift. As part of the transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites while introducing industry collections effective August 1, 2016. Industry collections provide our customers with increased access to a broader selection of Autodesk products and services that exceeds those previously available in suites - simplifying the customer ability to get access to a complete set of tools for their industry. We now offer subscriptions for individual products and industry collections, cloud service offerings, and flexible enterprise business agreements (collectively referred to as "subscription plan"). These subscription plan offerings are designed to give our customers more flexibility with how they use our products and service offerings and to attract a broader range of customers, such as project-based users and small businesses.

2018 Form 10-K 35

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

To provide more meaningful information as to the performance of different categories of product and services, we have changed our presentation of revenue and cost of revenue on our Condensed Consolidated Statements of Operations effective the first quarter of fiscal 2018. See Note 1, "Business and Summary of Significant Accounting Policies," for additional information.

During the first three years of the transition, revenue, margins, EPS, deferred revenue and cash flow from operations have been impacted as more revenue is recognized ratably rather than upfront and as subscription plan offerings generally have a lower initial purchase price.

As we progress through the current stage of the business model transition, annualized recurring revenue ("ARR"), growth of billings, and total subscriptions better reflect business momentum. To further analyze progress, we disaggregate our growth between the original maintenance model ("maintenance plan") and the subscription plan model. Maintenance plan subscriptions peaked in the fourth quarter of our fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect them to decline slowly over time as maintenance plan customers continue to convert to our subscription plans.

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

2018 Form 10-K 36

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store. The following chart shows our split between indirect and direct channels for the fiscal years ended January 31, 2018, 2017 and 2016:

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

Autodesk is committed to helping fuel a lifelong passion for design in students of all ages. We offer free educational licenses of Autodesk software worldwide to students, educators, and accredited educational institutions. We inspire and support beginners with Tinkercad, a simple online 3D design and 3D printing tool. Through Autodesk Design Academy, we provide

2018 Form 10-K 37

secondary and postsecondary school markets hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) while using Autodesk's professional-grade 3D design, engineering and entertainment software used in industry. We also have made Autodesk Design Academy curricula available on iTunes U and Udemy. Our intention is to make Autodesk software ubiquitous and the design and making software of choice for those poised to become the next generation of professional users.

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

2018 Form 10-K 38

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

Marketable Securities and Privately Held Company Investments.     As described in Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements, our investments in marketable securities are measured at the end of each reporting period and reported at fair value. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining the fair value of our investments, we are sometimes required to use various alternative valuation techniques. Inputs to valuation techniques are either observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair value hierarchy:

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

2018 Form 10-K 39

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

Realizability of Long-Lived Assets.     We assess the realizability of our long-lived assets and related intangible assets, other than goodwill, quarterly, or sooner should events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget; shifts in business strategies which affect the continued uses of the assets; significant negative industry or economic trends; and the results of past impairment reviews. When such events or changes in circumstances occur, we assess recoverability of these assets.

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

2018 Form 10-K 40

likely than not threshold. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Beginning in the second quarter of fiscal 2016, we considered cumulative losses in the U.S. arising from the Company’s business model transition as a significant source of negative evidence. Considering this negative evidence and the absence of sufficient positive objective evidence that we would generate sufficient taxable income in the U.S. to realize the deferred tax assets, we determined that it was more likely than not that the Company would not realize U.S. federal and state deferred tax assets and recorded a valuation allowance on our federal and state deferred tax assets. We continue to have a full valuation allowance against our U.S. deferred tax assets in fiscal 2018.

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

Restructuring Charges and other facility exit costs, net and Accruals. The Company’s restructuring plans include one–time termination benefits as well as certain contractual termination benefits. We record costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, Exit or Disposal Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of associated cash payments is dependent upon the type of exit cost and may extend over a 12-month period or longer. We record restructuring charge liabilities in “Other accrued liabilities,” or "Other liabilities" in the consolidated balance sheet.

Restructuring charges include employee termination costs, facility closure, accelerated depreciation of certain assets and relocation costs, and contract termination costs. One–time termination benefits are recognized as a liability at estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service that is longer than the statutory requirement, in which case the benefits are recognized ratably over the future service period. For the facility-related restructuring charges, we recognize upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring charges is based on the fair value of the lease obligation for the abandoned space, which includes a sublease assumption that could be reasonably obtained. We also recognize accelerated depreciation related to assets at the time we commit to a plan to abandon.

2018 Form 10-K 41

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

Overview of Fiscal 2018

•	Total net revenue increased 1 percent during fiscal 2018 as compared to the prior fiscal year.

•	Total ARR increased 25 percent as of January 31, 2018, as compared to the end of fiscal 2017.

•	Total subscriptions increased 20 percent to $3.72 million.

•	The base of both subscription plan ARR and subscriptions surpassed the base of maintenance plan ARR and subscriptions.

•	Total spend (cost of revenue + operating expenses) increased 1 percent.

•	Total deferred revenue (short term + long term deferred revenue) increased 9 percent.

We are undergoing a business model transition in which we have discontinued selling new perpetual licenses for most of our products in favor of subscriptions. During the first three years of the transition, revenue, margins, EPS, deferred revenue and cash flow from operations were impacted as more revenue is recognized ratably rather than upfront and as product subscription plan offerings generally have a lower initial purchase price.

Revenue Analysis

During fiscal 2018, net revenue increased 1%, as compared to the prior fiscal year, primarily due to a 102% increase in subscription revenue. The increase in subscription revenue was partially offset by a 64% decrease in license and other revenue.

Further discussion of the drivers of these results are described below under the heading “Results from Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 31%, 30%, and 25% of our consolidated net revenue during fiscal 2018, 2017, and 2016, respectively. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of the agreements with Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

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

2018 Form 10-K 42

The following table outlines our recurring revenue metric for the fiscal years ended 2018, 2017, and 2016:

	Fiscal Year Ended January 31, 2018	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2017(1)	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2016(1)
		$	%		$	%
Recurring Revenue (in millions) (2)	$1,882.3	$342.0	22%	$1,540.3	$160.2	12%	$1,380.1
As a percentage of net revenue	92%			76%			55%
 ________________

(1)	Prior periods have been adjusted to conform with current period's presentation.

(2)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Consolidated Statement of Operations.

The following table outlines our ARR, subscriptions, and ARPS metrics as of fiscal years ended January 31, 2018 and 2017:

		Change compared to prior fiscal year
	January 31, 2018	$	%	January 31, 2017 (1)
ARR (in millions)
Subscription plan ARR	$1,175.0	$603.6	106%	$571.4
Maintenance plan ARR	$879.1	$(188.9)	(18)%	$1,068.0
Total ARR (2)	$2,054.1	$414.7	25%	$1,639.4

Number of Subscriptions (in thousands)
Subscription plan	2,266.8	1,179.7	109%	1,087.1
Maintenance plan	1,448.9	(569.1)	(28)%	2,018.0
Total subscriptions	3,715.7	610.6	20%	3,105.1

ARPS (ARR divided by number of Subscriptions)
Subscription plan ARPS	$518	$(8)	(2)%	$526
Maintenance plan ARPS	$607	$78	15%	$529
Total ARPS (3)	$553	$25	5%	$528
 ________________

(1)	Prior periods have been adjusted to conform with the current period's presentation.

(2)	The acquisition of a business may cause variability in the comparison of ARR reported in this table above and ARR derived from the revenue reported in the Consolidated Statement of Operations.

(3)
There are small variances between ARR and total subscriptions due in part to the inherent limitation with collecting all subscriptions information. For example, Buzzsaw and Constructware are included with ARR but not in total subscriptions due to these inherent limitations. We do not view these variances as meaningful to amounts or quarterly comparisons presented here for ARPS.

Total ARR increased 25% as of January 31, 2018 as compared to the end of fiscal 2017, due to a 106% increase in subscription plan ARR, which for the first time represents the majority of our total ARR. The increase in subscription plan ARR was driven by growth in all subscription plan types, led by product subscription. The increase was partially offset by an 18% decrease in maintenance plan ARR.

Subscription plan subscriptions increased 109% or approximately 1.2 million as compared to the end of fiscal 2017, driven by growth in all subscription plan types, led by new product subscriptions. Subscription plan subscriptions benefited from approximately 342,000 maintenance subscribers that were converted to product subscription under the maintenance-to-subscription program during the fiscal year ended January 31, 2018.

Maintenance plan subscriptions decreased 28% or approximately 569,000 as compared to the end of fiscal 2017, primarily as a result of the discontinuation of new maintenance agreement sales as well as the maintenance-to-subscription program in which approximately 342,000 maintenance plan subscriptions were converted to product subscription during the fiscal year

2018 Form 10-K 43

ended January 31, 2018. The net decrease was expected and we expect to see ongoing declines in maintenance plan subscriptions going forward as part of the business model transition. The rate of decline will vary based on the number of subscriptions subject to renewal, the renewal rate, and our ability to incentivize customers to switch over to enterprise business agreements ("EBAs") or product subscriptions.

ARPS was $553, a 5% increase compared to the prior fiscal year primarily driven by a 15% increase in maintenance plan ARPS as a result of the maintenance-to-subscription program and a 14% increase in product subscription ARPS, which is a component of our subscription plan. Partially offsetting the increase in maintenance plan and product subscription ARPS was a decrease in both cloud and EBA subscription ARPS.

Our ARPS is currently, and will continue to be, affected by various factors including subscription term-length, migration from maintenance plan subscriptions, geography and product mix, promotions, sales linearity within a quarter, pricing changes, and foreign currency. We expect to see ARPS fluctuate up or down on a quarterly basis. As we progress through our business model transition, we expect all of the impacts of these factors to start to stabilize.

Foreign Currency Analysis

We generate a significant amount of our revenue in the U.S., Germany, Japan, the United Kingdom and Canada.

The following table shows the impact of foreign exchanges rate changes on our net revenue and total spend:

	Fiscal Year Ended January 31, 2018
	Percent change compared to prior fiscal year (as reported)	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes
Revenue	1%	2%	Negative
Spend (1)	1%	1%	Neutral
 ________________

(1)	Our total spend is defined as cost of revenue plus operating expenses.

(2)	Please refer to Glossary of Terms for the definitions of our constant currency growth rates.

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

Deferred Revenue and Unbilled Deferred Revenue

Our deferred revenue balance at January 31, 2018, was $1.96 billion and primarily relates to subscription and maintenance agreements invoiced for which the revenue has not yet been recognized but will be recognized as revenue ratably over the life of the contracts. The term of our subscription contracts is typically between one and three years.

We define unbilled deferred revenue as contractually stated or committed orders under multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not been recognized and the customer has not been invoiced. Unbilled deferred revenue is not included on our Consolidated Balance Sheet until invoiced to the customer.

(in millions)	Fiscal Year Ended January 31, 2018
Deferred revenue	$1,955.1
Unbilled deferred revenue (1)	326.4
Total	$2,281.5
 ________________

(1)	This is our first year presenting this metric and we are not able to provide historical information at this time. Comparative information will not be available until our first quarter of fiscal 2019.

2018 Form 10-K 44

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

Balance Sheet and Cash Flow Items

At January 31, 2018, we had $1.51 billion in cash and marketable securities. This amount includes the aggregate net proceeds of $492.0 million, after deducting the underwriting discounts and related offering expenses, from our June 2017 registered underwritten public offering of $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. On July 27, 2017, we redeemed in full, $400.0 million in aggregate principal amount of outstanding 1.95% senior notes due December 15, 2017. To redeem the notes, we used a portion of the proceeds of the June 2017 notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest from June 15, 2017, to, but excluding, the redemption date. Total cash repayment was $401.8 million. Our cash flow from operations decreased 99% to $0.9 million for the fiscal year ended January 31, 2018 from $169.7 million for the fiscal year ended January 31, 2017. We repurchased 6.9 million shares of our common stock for $690.1 million during fiscal 2018. Comparatively, we repurchased 9.7 million shares of our common stock for $631.6 million during fiscal 2017. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

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

License and other revenue consists of (1) license revenue and (2) other revenue. License revenue includes software license revenue from the sale of perpetual licenses. Other revenue includes revenue such as consulting and training, and is recognized over time as the services are performed.

2018 Form 10-K 45

	Fiscal Year Ended January 31, 2018	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2017	Management Comments
(in millions)		$	%
Net Revenue:
Maintenance (1)	$989.6	$(113.5)	(10)%	$1,103.1
The decrease in maintenance revenue is driven by the discontinuation of new maintenance agreements. We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

Subscription (1)	894.3	451.2	102%	443.1
The increase in subscription revenue is primarily a result of the business model transition. We saw growth across all subscription plan types, led by product subscriptions and enterprise business agreements.

Total maintenance and subscription revenue	1,883.9	337.7	22%	1,546.2
License and other (1) (2)	172.7	(312.1)	(64)%	484.8	The decrease in license revenue is driven by the business model transition, and the discontinuation of suite license sales, resulting in a decrease in revenue from perpetual licenses.
	$2,056.6	$25.6	1%	$2,031.0

____________________

(1)
Prior periods have been adjusted to conform with current period's presentation. See Note 1, "Business and Summary of Significant Accounting Policies" of our consolidated financial statements for additional information.

(2)
Within license and other revenue, there was an 18% decrease in other revenue during fiscal 2018 as compared to fiscal 2017. Other revenue represented 5% and 6% of total revenue for fiscal 2018 and 2017, respectively.

2018 Form 10-K 46

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Management Comments
(in millions)		$	%
Net Revenue:
Maintenance (1)	$1,103.1	$(49.4)	(4)%	$1,152.5
The decrease in maintenance revenue is driven by the discontinuation of new maintenance agreements. We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

Subscription (1)	443.1	215.0	94%	228.1
The increase in subscription revenue is primarily a result of the business model transition. We saw growth across all subscription plan types, led by product subscriptions and enterprise business agreements.

Total maintenance and subscription revenue	1,546.2	165.6	12%	1,380.6
License and other (1) (2)	484.8	(638.7)	(57)%	1,123.5	The decrease in license and other revenue is driven by the discontinuation of our perpetual license sales in favor of subscription offerings.
	$2,031.0	$(473.1)	(19)%	$2,504.1

____________________

(1)
Prior periods have been adjusted to conform with current period's presentation. See Note 1, "Business and Summary of Significant Accounting Policies" of our consolidated financial statements for additional information.

(2)
Within license and other revenue, there was a 17% decrease in other revenue during fiscal 2017 as compared to fiscal 2016. Other revenue represented 6% and 6% of total revenue for fiscal 2017 and 2016, respectively.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: AEC, MFG, AutoCAD and AutoCAD LT (“ACAD”), and M&E. During the business model transition, revenue has been and will be negatively impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. As part of the transition, we discontinued selling new perpetual licenses of most individual software products effective February 1, 2016, and discontinued selling new perpetual licenses of suites effective August 1, 2016. These broad impacts are reflected in the summary below.

2018 Form 10-K 47

	Fiscal Year Ended January 31, 2018	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2017	Management Comments

(in millions)		$	%
Net Revenue by Product Family:
Architecture, Engineering and Construction ("AEC")	$866.5	(14.4)	(2)%	$880.9
Driven by a net decrease in AEC collections and legacy suites due to the discontinuation of perpetual licenses. The decrease was partially offset by an increase in revenue from individual AEC product offerings and EBAs driven by the respective increases in subscription additions.

Manufacturing ("MFG")	589.2	(36.6)	(6)%	625.8
Driven by a net decrease in MFG collections and legacy suites due to the discontinuation of perpetual licenses, partially offset by an increase in revenue from MFG EBAs driven by an increase in subscription additions.

AutoCAD and AutoCAD LT ("ACAD")	401.4	74.7	23%	326.7	Driven by increases in both AutoCAD LT and AutoCAD due to increases in subscription additions.
Media and Entertainment ("M&E")	152.0	13.1	9%	138.9	Driven by an increase in Animation, partially offset by a decrease in Creative Finishing.
Other	47.5	(11.2)	(19)%	58.7
	$2,056.6	$25.6	1%	$2,031.0

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Management Comments

(in millions)		$	%
Net Revenue by Product Family:
Architecture, Engineering and Construction ("AEC")	$880.9	$(68.2)	(7)%	$949.1	Driven by a decrease in revenue from individual product offerings.
Manufacturing ("MFG")	625.8	(98.8)	(14)%	724.6	Driven by a decrease in individual product offerings and a decrease in our MFG suites.
AutoCAD and AutoCAD LT ("ACAD")	326.7	(268.1)	(45)%	594.8
As part of the transition to term-based product subscriptions for our individual software products in February 2016, products like AutoCAD and AutoCAD LT were negatively impacted when compared to the same period in the prior fiscal year as revenue is recognized ratably rather than upfront.

Media and Entertainment ("M&E")	138.9	(21.1)	(13)%	160.0	Driven by a decrease in Creative Finishing, as we exited the Creative Finishing hardware business at the beginning of the fourth quarter of fiscal 2016.
Other	58.7	(16.9)	(22)%	75.6
	$2,031.0	$(473.1)	(19)%	$2,504.1

2018 Form 10-K 48

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2018	Change compared to prior fiscal year		Constant Currency Change compared to prior fiscal year	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Constant Currency Change compared to prior fiscal year	Fiscal Year Ended January 31, 2016

(in millions)		$	%	%		$	%	%

Net Revenue:
Americas
U.S.	$740.4	$(1.7)	—%	*	$742.1	$(61.8)	(8)%	*	$803.9
Other Americas	130.7	0.9	1%	*	129.8	(39.1)	(23)%	*	168.9
Total Americas	871.1	(0.8)	—%	—%	871.9	(100.9)	(10)%	(10)%	972.8
Europe, Middle East, and Africa ("EMEA")	815.4	15.0	2%	4%	800.4	(134.2)	(14)%	(8)%	934.6
Asia Pacific ("APAC")	370.1	11.4	3%	2%	358.7	(238.0)	(40)%	(39)%	596.7
Total Net Revenue (1)	$2,056.6	$25.6	1%	2%	$2,031.0	$(473.1)	(19)%	(16)%	$2,504.1

Emerging Economies	$226.5	(1.0)	—%	—%	$227.5	(138.4)	(38)%	(37)%	$365.9
____________________

(1)	Totals may not sum due to rounding.
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, Russia, India, and China, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability in the global market may impact our future financial results. Additionally, during the first three years of the business model transition, revenue has been impacted as more revenue is recognized ratably rather than upfront and as new product offerings generally have a lower initial purchase price. While the transition to a subscription model has had a broad impact within all markets, it has had a particular impact to emerging economies as sales of perpetual licenses have historically comprised a greater percentage of total emerging economy sales in comparison to mature markets.

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

Cost of license and other revenue includes labor costs associated with product setup, costs of consulting and training services contracts, and collaborative project management services contracts. Cost of license and other revenue also includes stock-based compensation expense, direct material and overhead charges, allocated IT and facilities costs, professional services fees and royalties. Direct material and overhead charges include the cost associated with electronic and physical fulfillment.

Cost of revenue, at least over the near term, is affected by the volume and mix of product sales, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

2018 Form 10-K 49

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

	Fiscal Year Ended January 31, 2018	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2017	Management Comments

(in millions)		$	%
Cost of revenue:
Maintenance and subscription (1)	$214.4	$22.7	12%	$191.7	Up due to an increase in employee-related costs driven by increased headcount associated with maintenance and subscription services in support of the business model transition.
License and other (1)	72.6	(37.6)	(34)%	110.2	Down due to lower employee-related costs from reduced headcount associated with license and other revenue products and services as a result of our move to a subscription based business model.
Amortization of developed technology (1)	16.4	(23.6)	(59)%	40.0	Down as previously acquired developed technologies continue to become fully amortized while fewer assets are acquired compared to the prior year.
Total cost of revenue	$303.4	$(38.5)	(11)%	$341.9

Marketing and sales	$1,087.3	$64.8	6%	$1,022.5	Up due to increase in employee-related costs from higher headcount, increased commissions, and increased stock-based compensation expense from a higher fair value of awards granted.
Research and development	755.5	(10.6)	(1)%	766.1	Down due to a decrease in employee-related costs from lower headcount.
General and administrative	305.2	17.4	6%	287.8
Up driven by costs associated with the CEO transition and an increase in stock-based compensation expense from a higher fair value of awards granted, partially offset by a decrease in employee-related costs from lower headcount.

Amortization of purchased intangibles	20.2	(11.6)	(36)%	31.8	Down as previously acquired intangible assets continue to become fully amortized and fewer assets are acquired compared to the prior year.
Restructuring charges and other facility exit costs, net	94.1	13.6	17%	80.5
Driven by the Fiscal 2018 Plan to re-balance resources to better align with the Company's strategic priorities and position itself to meet long-term goals. Costs associated with the Fiscal 2018 Plan are principally from employee termination benefits, lease termination costs and other exit costs.

	$2,262.3	$73.6	3%	$2,188.7

2018 Form 10-K 50

	Fiscal Year Ended January 31, 2017	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2016	Management Comments

(in millions)		$	%
Cost of revenue:
Maintenance and subscription (1)	$191.7	$29.4	18%	$162.3	Up due to increases in employee related costs and direct costs associated with our subscription plan offerings, such as royalties and fulfillment costs.
License and other (1)	110.2	(49.2)	(31)%	159.4
Down due to lower professional fees and employee-related costs from reduced headcount associated with license and other revenue products and the elimination of our Creative Finishing hardware business that was exited in the fourth quarter of fiscal 2016.

Amortization of developed technology (1)	40.0	(9.0)	(18)%	49.0	Down as previously acquired developed technologies continue to become fully amortized while fewer assets are acquired compared to the prior year.
Total cost of revenue	$341.9	$(28.8)	(8)%	$370.7

Marketing and sales	$1,022.5	$7.0	1%	$1,015.5	Up due to increases in stock-based compensation and advertising and promotional expenses, offset by a decrease in employee-related costs from reduced headcount and lower professional fees.
Research and development	766.1	(23.9)	(3)%	790.0	Down due to a decrease in professional fees and employee-related costs, partially offset by an increase in stock-based compensation expense.
General and administrative	287.8	(5.6)	(2)%	293.4	Down due to decreases in bad debt expense and professional fees.
Amortization of purchased intangibles	31.8	(1.4)	(4)%	33.2	Down as previously acquired intangible assets continue to become fully amortized and fewer assets are acquired compared to the prior year.
Restructuring charges and other facility exit costs, net	80.5	80.5	*	—
Driven by the Fiscal 2017 Plan to re-balance staffing levels and reduce operating expenses to better align with the evolving needs of the Company. Costs associated with the Fiscal 2017 Plan are principally from employee termination benefits, lease termination costs and other exit costs.

	$2,188.7	$56.6	3%	$2,132.1

____________________

(1)
Prior periods have been adjusted to conform with current period's presentation. See Note 11, Business and Summary of Significant Accounting Policies, Basis of Presentation, of our consolidated financial statements for additional information.

* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the fiscal 2019 as compared to fiscal 2018:

	Absolute dollar impact	Percent of net revenue impact
Cost of Revenue	Decrease	Decrease
Marketing and sales	Increase	Decrease
Research and development	Increase	Decrease
General and administrative	Increase	Decrease
Amortization of purchased intangibles	Decrease	Flat

2018 Form 10-K 51

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal Year Ended January 31,
	2018	2017	2016
	(in millions)
Interest and investment expense, net	$(34.5)	$(29.7)	$(33.9)
Loss on foreign currency	(3.3)	(3.3)	—
(Loss) gain on strategic investments	(16.4)	0.3	3.8
Other income	6.0	8.5	8.5
Interest and other expense, net	$(48.2)	$(24.2)	$(21.6)

Interest and other expense, net, increased $24.0 million during fiscal 2018, as compared to fiscal 2017, primarily related to increases in impairment losses on certain of our privately-held strategic investments and interest expense resulting from our June 2017 issuance of $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027.

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

Gains and losses on foreign currency are primarily due to the impact of re-measuring foreign currency transactions and net monetary assets into the functional currency of the corresponding entity. The amount of the gain or loss on foreign currency is driven by the volume of foreign currency transactions and the foreign currency exchange rates for the year.

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse.

Income tax expense was $9.6 million and $58.3 million for fiscal 2018 and 2017, respectively, relative to pre-tax losses of $557.3 million and $523.8 million, respectively, for the same periods.  Tax expense for fiscal 2018 consists primarily of foreign tax expense including withholding tax, and tax amortization on indefinite-lived intangibles offset by a benefit on the revaluation of our deferred tax liability due to the corporate rate reduction under the Tax Act. Tax expense for fiscal 2017 consisted primarily of foreign tax expense including withholding tax, and tax amortization on indefinite-lived intangibles.

The Tax Act was enacted on December 22, 2017, and provides broad and significant changes to the U.S. tax code and how the U.S. imposes income tax on multinational corporations. The Tax Act requires complex computations to be performed that were not previously provided for in the U.S. tax law. These computations require significant judgments to be made regarding the interpretation of the provisions within the Tax Act along with preparation and analysis of information not previously required. In conjunction with the Tax Act, the SEC issued SAB 118 that allows for the Company to record provisional amounts until a final assessment can be made within a period not to exceed one year from the date of enactment.

We have not completed our determination of the accounting implications of the Tax Act on our results of operations. However, we have reasonably estimated the effects of the Tax Act and recorded provisional amounts in our financial statements as of January 31, 2018. We recorded a provisional tax benefit for the impact of the Tax Act of approximately $32.3 million. This amount is primarily comprised of the remeasurement of our indefinite-lived deferred tax liability resulting from the permanent reduction in the U.S. statutory corporate rate from 35% to 21%. We recorded a provisional estimate of the

2018 Form 10-K 52

mandatory one-time tax on accumulated earnings of our foreign subsidiaries that is primarily offset by other current year operating losses and net operating loss carryforwards that are fully valued resulting in no impact to the current year effective tax rate. As additional regulatory guidance is issued and we continue to collect and analyze necessary data, we may make adjustments to provisional amounts previously recorded. We do not anticipate these adjustments to materially impact our provision for income taxes in the period in which the adjustments are made since we are in a full valuation allowance in the U.S.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Beginning in the second quarter of fiscal 2016, we considered recent cumulative losses in the U.S. arising from the Company's business model transition as a significant source of negative evidence. Considering this negative evidence and the absence of sufficient positive objective evidence that we would generate sufficient taxable income in the U.S. to realize the deferred tax assets, we determined that it was more likely than not that the Company would not realize the U.S. federal and state deferred tax assets and recorded a full valuation allowance. As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine that it is more likely than not that the federal and state deferred tax assets will be realized; as a result, we will continue to evaluate the realizability of our net deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

As of January 31, 2018, the Company had $337.6 million of gross unrecognized tax benefits, of which $304.8 million would reduce our valuation allowance, if recognized. The remaining $32.8 million would impact the effective tax rate.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

Our future effective annual tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, and changes in tax laws including impacts of the Tax Act. A significant amount of our earnings is generated by our Europe and Asia Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates.

At January 31, 2018, we had non-current foreign net deferred tax assets of $68.0 million that management believes are more likely than not to be realized in future years.

For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 33.81%, see Note 4, “Income Taxes,” in the Notes to Consolidated Financial Statements.

2018 Form 10-K 53

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2018, 2017, and 2016, our gross profit, gross margin, (loss) income from operations, operating margin, net (loss) income, diluted net (loss) income per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2018	2017	2016
	(Unaudited)
Gross profit	$1,753.2	$1,689.1	$2,133.4
Non-GAAP gross profit	$1,785.5	$1,743.2	$2,194.2
Gross margin	85%	83%	85%
Non-GAAP gross margin	87%	86%	88%
(Loss) income from operations	$(509.1)	$(499.6)	$1.3
Non-GAAP (loss) income from operations	$(112.0)	$(125.5)	$280.7
Operating margin	(25)%	(25)%	—%
Non-GAAP operating margin	(5)%	(6)%	11%
Net loss	$(566.9)	$(582.1)	$(330.5)
Non-GAAP net (loss) income	$(106.3)	$(111.0)	$194.1
Diluted net (loss) income per share (1)	$(2.58)	$(2.61)	$(1.46)
Non-GAAP diluted (loss) income per share (1)	$(0.48)	$(0.50)	$0.84
GAAP diluted weighted average shares used in per share calculation	219.5	222.7	226.0
Non-GAAP diluted weighted average shares used in per share calculation	219.5	222.7	230.7

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

2018 Form 10-K 54

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2018	2017	2016
	(Unaudited)
Gross profit	$1,753.2	$1,689.1	$2,133.4
Stock-based compensation expense	15.9	14.1	11.8
Amortization of developed technologies	16.4	40.0	49.0
Non-GAAP gross profit	$1,785.5	$1,743.2	$2,194.2
Gross margin	85%	83%	85%
Stock-based compensation expense	1%	1%	1%
Amortization of developed technologies	1%	2%	2%
Non-GAAP gross margin	87%	86%	88%
(Loss) income from operations	$(509.1)	$(499.6)	$1.3
Stock-based compensation expense	245.0	221.8	197.2
Amortization of developed technologies	16.4	40.0	49.0
Amortization of purchased intangibles	20.2	31.8	33.2
CEO transition costs (1)	21.4	—	—
Restructuring charges and other facility exit costs, net	94.1	80.5	—
Non-GAAP (loss) income from operations	$(112.0)	$(125.5)	$280.7
Operating margin	(25)%	(25)%	—%
Stock-based compensation expense	12%	11%	8%
Amortization of developed technologies	1%	2%	2%
Amortization of purchased intangibles	1%	2%	1%
CEO transition costs (1)	1%	—%	—%
Restructuring charges and other facility exit costs, net	5%	4%	—%
Non-GAAP operating margin	(5)%	(6)%	11%
Net loss	$(566.9)	$(582.1)	$(330.5)
Stock-based compensation expense	245.0	221.8	197.2
Amortization of developed technologies	16.4	40.0	49.0
Amortization of purchased intangibles	20.2	31.8	33.2
CEO transition costs (1)	21.4	—	—
Restructuring charges and other facility exit costs, net	94.1	80.5	—
Loss (gain) on strategic investments	16.5	(0.3)	(3.7)
Establishment of valuation allowance on deferred tax assets	—	—	230.9
Discrete tax provision items	(20.7)	(2.7)	0.8
Income tax effect of non-GAAP adjustments	67.7	100.0	17.2
Non-GAAP net (loss) income	$(106.3)	$(111.0)	$194.1

2018 Form 10-K 55

	Fiscal Year Ended January 31,
	2018	2017	2016
	(Unaudited)
Diluted net (loss) income per share (2)	$(2.58)	$(2.61)	$(1.46)
Stock-based compensation expense	1.11	1.00	0.86
Amortization of developed technologies	0.08	0.18	0.21
Amortization of purchased intangibles	0.09	0.14	0.15
CEO transition costs (1)	0.09	—	—
Restructuring charges and other facility exit costs, net	0.43	0.35	—
Loss (gain) on strategic investments	0.08	—	(0.01)
Establishment of valuation allowance on deferred tax assets	—	—	1.01
Discrete tax provision items	(0.09)	(0.01)	—
Income tax effect of non-GAAP adjustments	0.31	0.45	0.08
Non-GAAP diluted (loss) income per share (2)	$(0.48)	$(0.50)	$0.84
_______________

(1)	CEO transition costs include stock-based compensation of $16.4 million related to the acceleration of eligible stock awards in conjunction with the Company's former CEOs' transition agreements.

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

2018 Form 10-K 56

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

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, amortization of purchased intangibles, restructuring charges and other facilities exit costs, and impacts of the corporate rate reduction and one-time deemed mandatory repatriation of certain foreign earnings under the Tax Act, net for GAAP and non-GAAP measures.

Liquidity and Capital Resources

Our primary source of cash is from subscriptions to our products, maintenance payments, and related services. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program and invest in our growth initiatives, which include acquisitions of products, technology and businesses. See further discussion of these items below.

At January 31, 2018, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.5 billion and net accounts receivable of $438.2 million.

In June 2017, we issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. In June 2015, we issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020, and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025. In December 2012, we issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017, and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (all five series of notes collectively, the “Notes”). In July 2017, we redeemed in full $400.0 million in aggregate principal amount of outstanding 1.95% senior notes due December 15, 2017. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, we used a portion of the proceeds of the June 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties relating to such redemption.

As of January 31, 2018, we have $1.6 billion aggregate principal amount of Notes outstanding. In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million. This credit agreement contains customary covenants that could restrict the imposition of liens on our assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. The financial covenants consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and after April 30, 2018, a minimum interest coverage ratio. As of January 31, 2018, we are compliant with all financial covenants related to our line of credit facility and as of March 22, 2018, we have no amounts outstanding under the credit facility. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility. Borrowings under the credit facility and the

2018 Form 10-K 57

net proceeds from the offering of the Notes are available for general corporate purposes.

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

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of January 31, 2018, approximately 74% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminates U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We expect to meet our liquidity needs through current cash balances, ongoing cash flows, external borrowings, or a combination. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

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

	Fiscal year ended January 31,
(in millions)	2018	2017	2016
Net cash provided by operating activities	$0.9	$169.7	$414.0
Net cash provided by (used in) investing activities	506.4	272.0	(809.5)
Net cash used in financing activities	(656.6)	(578.3)	343.2

Net cash provided by operating activities of $0.9 million for fiscal 2018 consisted of $330.7 million of non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense, and $135.7 million of cash flow provided by changes in operating assets and liabilities, offsetting our net loss of $566.9 million.

The primary working capital source of cash was an increase in deferred revenue from $1,788.0 million as of January 31, 2017, to $1,955.1 million as of January 31, 2018. The primary working capital uses of cash were decreases in accrued income taxes and other accrued liabilities.

Net cash provided by investing was $506.4 million for fiscal 2018 and was primarily due to the sale and maturities of marketable securities. These cash inflows were partially offset by purchases of marketable securities and capital expenditures.

2018 Form 10-K 58

At January 31, 2018, our short-term investment portfolio had an estimated fair value of $245.2 million and a cost basis of $236.4 million. The portfolio fair value consisted of $99.3 million invested in corporate debt securities, $37.1 million invested in U.S. government securities, $27.5 million invested in commercial paper, $13.1 million invested in asset backed securities, and $9.2 million invested in other short-term securities.

At January 31, 2018, $59.0 million of trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 6, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $656.6 million fiscal 2018 and was primarily due to repurchases of our common stock and the repayment of debt noted earlier in this section. These cash outflows were offset in part by the issuance of debt also noted earlier in this section.
Contractual Obligations

The following table summarizes our significant financial contractual obligations at January 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal 2019	Fiscal Years 2010-2021	Fiscal Years 2022-2023	Thereafter
			(in millions)
Notes	$1,955.6	$57.3	$555.7	$434.9	$907.7
Operating lease obligations	247.0	61.3	80.5	47.5	57.7
Purchase obligations	147.6	63.8	59.7	14.8	9.3
Deferred compensation obligations	59.0	3.4	9.0	8.3	38.3
Pension obligations	67.6	7.1	12.9	12.8	34.8
Asset retirement obligations	10.6	2.9	7.3	0.1	0.3
Total (1)	$2,487.4	$195.8	$725.1	$518.4	$1,048.1
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

Notes consist of the Senior Notes issued in December 2012, June 2015 and June 2017 described above.

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

2018 Form 10-K 59

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

During the three and twelve months ended January 31, 2018, we repurchased 2.5 million and 6.9 million shares of our common stock, respectively. At January 31, 2018, 19.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This programs does not have a fixed expiration date. See Note 9, “Stockholders' (Deficit) Equity,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of January 31, 2018, we did not have any significant off-balance sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of Regulation S-K.

2018 Form 10-K 60

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2018, and 2017, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $949.5 million and $640.0 million at January 31, 2018, and 2017, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2018, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2018 and 2017 would increase the fair value of our foreign currency contracts by $57.9 million and $60.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2018, and 2017 would decrease the fair value of our foreign currency contracts by $83.2 million and $32.5 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer term securities. At January 31, 2018, we had $1,078.6 million of cash equivalents and marketable securities, including $245.2 million classified as short-term marketable securities and $190.8 million classified as long-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $1.4 million and $2.8 million, respectively.

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

2018 Form 10-K 61

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2018	2017	2016
Net revenue:
Maintenance	$989.6	$1,103.1	$1,152.5
Subscription	894.3	443.1	228.1
Total maintenance and subscription revenue	1,883.9	1,546.2	1,380.6
License and other	172.7	484.8	1,123.5
Total net revenue	2,056.6	2,031.0	2,504.1
Cost of revenue:
Cost of maintenance and subscription revenue	214.4	191.7	162.3
Cost of license and other revenue	72.6	110.2	159.4
Amortization of developed technology	16.4	40.0	49.0
Total cost of revenue	303.4	341.9	370.7
Gross profit	1,753.2	1,689.1	2,133.4
Operating expenses:
Marketing and sales	1,087.3	1,022.5	1,015.5
Research and development	755.5	766.1	790.0
General and administrative	305.2	287.8	293.4
Amortization of purchased intangibles	20.2	31.8	33.2
Restructuring charges and other facility exit costs, net	94.1	80.5	—
Total operating expenses	2,262.3	2,188.7	2,132.1
(Loss) income from operations	(509.1)	(499.6)	1.3
Interest and other expense, net	(48.2)	(24.2)	(21.6)
Loss before income taxes	(557.3)	(523.8)	(20.3)
Provision for income taxes	(9.6)	(58.3)	(310.2)
Net loss	$(566.9)	$(582.1)	$(330.5)
Basic net loss per share	$(2.58)	$(2.61)	$(1.46)
Diluted net loss per share	$(2.58)	$(2.61)	$(1.46)
Weighted average shares used in computing basic net loss per share	219.5	222.7	226.0
Weighted average shares used in computing diluted net loss per share	219.5	222.7	226.0
See accompanying Notes to Consolidated Financial Statements.

2018 Form 10-K 62

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Fiscal year ended January 31,
	2018	2017	2016
Net loss	$(566.9)	$(582.1)	$(330.5)
Other comprehensive loss, net of reclassifications:
Net loss on derivative instruments (net of tax effect of $3.2, ($1.1), and $0.6)	(31.2)	(1.1)	(27.1)
Change in net unrealized (loss) gain on available-for-sale securities (net of tax effect of $0.1, ($0.5), and $0.0)	(0.2)	1.3	(1.4)
Change in defined benefit pension items (net of tax effect of ($0.7), ($0.9), and $0.9)	4.5	(5.5)	(4.6)
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of ($4.8), $0.2, and $0.5)	81.6	(52.1)	(34.7)
Total other comprehensive income (loss)	54.7	(57.4)	(67.8)
Total comprehensive loss	$(512.2)	$(639.5)	$(398.3)

See accompanying Notes to Consolidated Financial Statements.

2018 Form 10-K 63

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2018	January 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,078.0	$1,213.1
Marketable securities	245.2	686.8
Accounts receivable, net	438.2	452.3
Prepaid expenses and other current assets	116.5	108.4
Total current assets	1,877.9	2,460.6
Marketable securities	190.8	306.2
Computer equipment, software, furniture, and leasehold improvements, net	145.0	158.6
Developed technologies, net	27.1	45.7
Goodwill	1,620.2	1,561.1
Deferred income taxes, net	81.7	63.9
Other assets	170.9	202.0
Total assets	$4,113.6	$4,798.1
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$94.7	$93.5
Accrued compensation	250.9	238.2
Accrued income taxes	28.0	50.0
Deferred revenue	1,551.6	1,270.1
Current portion of long-term notes payable, net	—	398.7
Other accrued liabilities	198.0	134.9
Total current liabilities	2,123.2	2,185.4
Long-term deferred revenue	403.5	517.9
Long-term income taxes payable	41.6	39.3
Long-term deferred income taxes	66.6	91.5
Long-term notes payable, net	1,586.0	1,092.0
Long-term other liabilities	148.7	138.4
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2018 and 2017	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 218.3 outstanding at January 31, 2018 and 220.3 outstanding at January 31, 2017	1,952.7	1,876.3
Accumulated other comprehensive loss	(123.8)	(178.5)
Accumulated deficit	(2,084.9)	(964.2)
Total stockholders’ (deficit) equity	(256.0)	733.6
Total liabilities and stockholders' (deficit) equity	$4,113.6	$4,798.1
See accompanying Notes to Consolidated Financial Statements.

2018 Form 10-K 64

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2018	2017	2016
Operating Activities
Net loss	$(566.9)	$(582.1)	$(330.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	108.4	139.2	145.8
Stock-based compensation expense	261.4	221.8	197.2
Deferred income taxes	(39.1)	(38.8)	235.9
Restructuring charges and other facility exit costs, net	94.1	80.5	—
Other operating activities	7.3	(7.7)	(25.0)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	13.3	201.5	(195.5)
Prepaid expenses and other current assets	(9.9)	(13.5)	(2.8)
Accounts payable and accrued liabilities	(13.9)	2.7	24.9
Deferred revenue	168.3	267.0	360.5
Accrued income taxes	(22.1)	(100.9)	3.5
Net cash provided by operating activities	0.9	169.7	414.0
Investing Activities
Purchases of marketable securities	(514.0)	(1,867.9)	(2,250.1)
Sales of marketable securities	489.0	1,257.7	329.4
Maturities of marketable securities	594.3	1,057.2	1,376.6
Acquisitions, net of cash acquired	—	(85.2)	(148.5)
Capital expenditures	(50.7)	(76.0)	(72.4)
Other investing activities	(12.2)	(13.8)	(44.5)
Net cash provided by (used in) investing activities	506.4	272.0	(809.5)
Financing Activities
Proceeds from issuance of common stock	94.4	119.6	110.8
Taxes paid related to net share settlement of equity awards	(143.1)	(76.2)	(51.6)
Repurchase and retirement of common shares	(699.0)	(621.7)	(458.0)
Proceeds from debt, net of discount	496.9	—	748.3
Repayments of debt	(400.0)	—	—
Other financing activities	(5.8)	—	(6.3)
Net cash (used in) provided by financing activities	(656.6)	(578.3)	343.2
Effect of exchange rate changes on cash and cash equivalents	14.2	(3.3)	(5.3)
Net decrease in cash and cash equivalents	(135.1)	(139.9)	(57.6)
Cash and cash equivalents at beginning of fiscal year	1,213.1	1,353.0	1,410.6
Cash and cash equivalents at end of fiscal year	$1,078.0	$1,213.1	$1,353.0
Supplemental cash flow information:
Cash paid during the year for interest	$54.6	$47.6	$34.7
Net cash paid during the year for income taxes	$84.5	$77.7	$59.1

See accompanying Notes to Consolidated Financial Statements.

2018 Form 10-K 65

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total stockholders' (deficit) equity
	Shares	Amount
Balances, January 31, 2015	227.0	$1,773.1	$(53.3)	$499.4	$2,219.2
Common shares issued under stock plans	5.9	59.2	—	—	59.2
Stock-based compensation expense	—	197.2	—	—	197.2
Tax benefits from employee stock plans	—	0.3	—	—	0.3
Net loss	—	—	—	(330.5)	(330.5)
Other comprehensive (loss)	—	—	(67.8)	—	(67.8)
Repurchase and retirement of common shares	(8.5)	(208.3)	—	(249.7)	(458.0)
Balances, January 31, 2016	224.4	1,821.5	(121.1)	(80.8)	1,619.6
Common shares issued under stock plans	5.6	43.4	—	—	43.4
Stock-based compensation expense	—	221.8	—	—	221.8
Cumulative effect of accounting changes	—	6.9	—	113.0	119.9
Net loss	—	—	—	(582.1)	(582.1)
Other comprehensive (loss)	—	—	(57.4)	—	(57.4)
Repurchase and retirement of common shares	(9.7)	(217.3)	—	(414.3)	(631.6)
Balances, January 31, 2017	220.3	1,876.3	(178.5)	(964.2)	733.6
Common shares issued under stock plans	4.9	(48.7)	—	—	(48.7)
Stock-based compensation expense	—	261.4	—	—	261.4
Net loss	—	—	—	(566.9)	(566.9)
Other comprehensive income	—	—	54.7	—	54.7
Repurchase and retirement of common shares	(6.9)	(136.3)	—	(553.8)	(690.1)
Balances, January 31, 2018	218.3	$1,952.7	$(123.8)	$(2,084.9)	$(256.0)

See accompanying Notes to Consolidated Financial Statements.

2018 Form 10-K 66

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2018
(Tables in millions of dollars, except per share data, unless otherwise indicated)

1.     Business and Summary of Significant Accounting Policies

Business

Autodesk, Inc. (“Autodesk” or the “Company”) is a world leading design software and services company, offering customers productive business solutions through powerful technology products and services. The Company serves customers in the architecture, engineering, and construction; manufacturing; and digital media, consumer, and entertainment industries. The Company’s sophisticated software products, offered through a hybrid of desktop and cloud functionality, enable its customers to experience their ideas before they are real by allowing them to imagine, design, and create their ideas and to visualize, simulate, and analyze real-world performance early in the design process by creating digital prototypes. These capabilities allow Autodesk’s customers to foster innovation, optimize and improve their designs, help save time and money, improve quality, and collaborate with others. Autodesk software products are sold globally, both directly to customers and through a network of resellers and distributors.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Change in Presentation

During the first quarter of fiscal 2018, the Company changed its historical presentation of its revenue and cost of revenue categories. Previously, the Company presented revenue and cost of revenue on two lines: subscription, and license and other. Included within subscription was maintenance revenue for all of the Company's software products and revenue for the Company's cloud service offerings. License and other revenue included product license revenue, standalone consulting services, and other immaterial items. Also, included within license and other revenue was an allocation of the estimated value of the software license from the Company's term-based product subscriptions and enterprise offerings, which contain a software license, maintenance and cloud services. For these arrangements, as there is no vendor-specific-objective evidence ("VSOE") for the related maintenance, the arrangement consideration was allocated between the license and maintenance deliverables based on best estimated selling prices in our consolidated statements of operations. The Company performed the allocation because it provided a meaningful presentation to investors based on the Company's then current product mix.

As part of the Company's technological and business model transition, the Company discontinued the sale of most of its perpetual licenses, transitioning away from selling a mix of perpetual licenses and term-based product subscriptions to a single subscription model involving a combined hybrid offering of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Fiscal 2018 marks the first full year in the Company's history that it sold substantially all term-based product subscriptions. To better reflect this shift in its business, the Company adopted a revised presentation in the first quarter of fiscal 2018, including the separation of subscription revenue and maintenance revenue on distinct line items on the Company's consolidated statement of operations.

Subscription revenue now consists of our term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. Note that with the change in presentation of revenue in the Company’s consolidated statement of operations in fiscal 2018, term-based product subscriptions and flexible enterprise business arrangements are classified and presented in a single line item.

Maintenance revenue is presented as a separate line item in the new presentation and consists of revenue from the Company's existing maintenance plan agreements and related renewals.

License and other revenue will continue to be presented as a separate line item and include any residual perpetual licenses sold, standalone consulting services, and other immaterial items.

2018 Form 10-K 67

In connection with these revisions, the Company also revised its cost of revenue classification to present cost of subscription and maintenance revenue and amortization of developed technology separately. Cost of license and other revenue will continue to be presented as a separate line item. This change in presentation does not affect the Company's total net revenues, total cost of net revenues or overall gross margin. The following table shows reclassified amounts to conform to the periods' presentation:

	Fiscal Year Ended January 31, 2017			Fiscal Year Ended January 31, 2016
	Previously Reported	Change in Presentation Reclassification	Current Presentation	Previously Reported	Change in Presentation Reclassification	Current Presentation
Net revenue:
Maintenance (1)	N/A	$1,103.1	$1,103.1	N/A	$1,152.5	$1,152.5
Subscription	$1,290.0	(846.9)	443.1	$1,277.2	(1,049.1)	228.1
License and other	741.0	(256.2)	484.8	1,226.9	(103.4)	1,123.5
Total	$2,031.0	$—	$2,031.0	$2,504.1	$—	$2,504.1

Cost of revenue:
Maintenance and subscription (2)	$151.3	$40.4	$191.7	$156.1	$6.2	$162.3
License and other	190.6	(80.4)	110.2	214.6	(55.2)	159.4
Amortization of developed technology (1)	N/A	40.0	40.0	N/A	49.0	49.0
Total	$341.9	$—	$341.9	$370.7	$—	$370.7
 _______________
(1) These lines were not previously reported in the Consolidated Statement of Operations.
(2) Previously, titled "Subscription."

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

Examples of significant estimates and assumptions made by management involve the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments including strategic investments, long-lived assets and other intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. The Company also makes assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, provisional estimates associated with the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act ("Tax Act"), variable compensation, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations, and legal contingencies.

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

2018 Form 10-K 68

Derivative Financial Instruments

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

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Autodesk carries all “available-for-sale securities” at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity (deficit) until disposition or maturity. Autodesk carries all “trading securities” at fair value, with unrealized gains and losses, recorded in “Interest and other income, net” in the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific-identification method.

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

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2018	2017
Trade accounts receivable	$469.2	$477.5
Less: Allowance for doubtful accounts	(2.3)	(1.5)
Product returns reserve	(0.2)	(0.2)
Partner programs and other obligations	(28.5)	(23.5)
Accounts receivable, net	$438.2	$452.3

Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with problem accounts.

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce license and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the subscription transaction is billed and subsequently recognized as a reduction to subscription revenue over the contract period. These incentive balance

2018 Form 10-K 69

s do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are treated on the balance sheet as either contra account receivable or accounts payable.

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

The bank counterparties to the derivative contracts potentially expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company's minimum requirements under its counterparty risk assessment process. Autodesk monitors counterparty risk on at least a quarterly basis and will adjust its exposure to various counterparties as necessary. Autodesk generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, Autodesk does not have any master netting arrangements in place with collateral features.

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas; EMEA; and APAC geographies. Autodesk performs ongoing evaluations of these partners' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 31%, 30%, and 25% of Autodesk's net revenue for fiscal years ended January 31, 2018, 2017, and 2016, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 31% and 20% of trade accounts receivable as of January 31, 2018, and 2017, respectively.

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $67.6 million in fiscal 2018, $73.1 million in fiscal 2017, and $60.6 million in fiscal 2016.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2018	2017
Computer hardware, at cost	$217.1	$206.1
Computer software, at cost	72.6	73.5
Leasehold improvements, land and buildings, at cost	228.9	206.3
Furniture and equipment, at cost	63.4	58.2
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	582.0	544.1
Less: Accumulated depreciation	(437.0)	(385.5)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$145.0	$158.6

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years.

2018 Form 10-K 70

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three-year period, if material. Autodesk had no material capitalized software development costs at January 31, 2018, and January 31, 2017.

Other Intangible Assets, Net

Other intangible assets include developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization. These assets are shown as “Developed technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from two to ten years. Amortization expense for developed technologies, customer relationships, trade names, patents, and user lists was $36.6 million in fiscal 2018, $72.2 million in fiscal 2017 and $82.6 million in fiscal 2016.

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2018	2017
Developed technologies, at cost	$578.5	$583.6
Customer relationships, trade names, patents, and user lists, at cost (1)	372.5	375.9
Other intangible assets, at cost (2)	951.0	959.5
Less: Accumulated amortization	(895.8)	(862.0)
Other intangible assets, net	$55.2	$97.5
_______________

(1)	Included in “Other assets” in the accompanying Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

The weighted average amortization period for developed technologies, customer relationships, trade names, patents, and user lists during fiscal 2018 was 4.9 years. Excluding in-process research and development, expected future amortization expense for developed technologies, customer relationships, trade names, patents, and user lists for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2019	$28.0
2020	16.1
2021	7.7
2022	3.4
Thereafter	—
Total	$55.2

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

2018 Form 10-K 71

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

As described in the "Accounting Standards Adopted" section of Note 1, Autodesk early adopted ASU 2017-04, which simplifies the subsequent measurement of goodwill to eliminate Step 2 from the goodwill impairment test, removing the need to determine the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. In situations in which an entity's reporting unit is publicly traded, the fair value of the Company may be approximated by its market capitalization, in performing the quantitative impairment test.

Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in the Company's statements of operations. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) a significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy.

For the annual impairment test, Autodesk's market capitalization was substantially in excess of the carrying value of the Company as of January 31, 2018. Accordingly, Autodesk has determined there was no goodwill impairment during the year ended January 31, 2018. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2017 or 2016.

The following table summarizes the changes in the carrying amount of goodwill during the fiscal years ended January 31, 2018 and 2017:

	January 31, 2018	January 31, 2017
Goodwill, beginning of the year	$1,710.3	$1,684.2
Less: accumulated impairment losses, beginning of the year	(149.2)	(149.2)
Additions arising from acquisitions during the year	—	62.8
Effect of foreign currency translation, measurement period adjustments, and other (1)	59.1	(36.7)
Goodwill, end of the year	$1,620.2	$1,561.1

_______________

(1)	Purchase accounting adjustments reflect revisions made to the Company’s preliminary purchase price allocations during fiscal 2018 and 2017.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist.  Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flow the assets are expected to generate.  If the long-lived assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk did not recognize any material impairments of long-lived assets during the fiscal years ended January 31, 2018, 2017, and 2016, respectively.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities on acquired intangibles, and valuation allowances against U.S. and foreign deferred tax assets. Autodesk performed a quarterly assessment of the recoverability of these net deferred tax assets and believe it will generate sufficient

2018 Form 10-K 72

future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount that is "more likely than not" to be realized.

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

Autodesk’s assessment of the likelihood of collection is also a critical factor in determining the timing of revenue recognition. If Autodesk does not believe that collection is probable, the revenue will be deferred until payment is received.

Autodesk's maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Under the maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. Autodesk recognizes maintenance revenue ratably over the term of the maintenance agreement, which is generally between one and three years.

Autodesk's subscription revenue consists of term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. With Autodesk's subscription plan, customers can use Autodesk software anytime, anywhere, and get access to the latest updates to previous versions. Revenue from these arrangements is recognized ratably over the contract term. Revenue for Autodesk's cloud service offerings is recognized ratably over the contract term, commencing with the date Autodesk's service is made available to customers and when all other revenue recognition criteria have been satisfied.

2018 Form 10-K 73

License and other revenue consists of two components: license revenue and other revenue. License revenue includes software license revenue from the sale of perpetual licenses. Other revenue includes revenue such as standalone consulting and training, and is recognized over time as the services are performed.

Taxes Collected from Customers

Autodesk nets taxes collected from customers against those remitted to government authorities in the consolidated financial statements. Accordingly, taxes collected from customers are not reported as revenue.

Shipping and Handling Costs

Shipping and handling costs are included in cost of revenue for all periods presented.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2018, 2017, and 2016, respectively, as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Cost of maintenance and subscription revenue	$11.9	$8.6	$5.8
Cost of license and other revenue	4.0	5.5	6.0
Marketing and sales	107.3	94.1	85.2
Research and development	82.9	81.3	70.4
General and administrative	55.3	32.3	29.8
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	261.4	221.8	197.2
Tax benefit	(2.6)	(2.6)	(1.6)
Stock-based compensation expense related to stock awards and ESPP purchases, net	$258.8	$219.2	$195.6

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

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2018		January 31, 2017		January 31, 2016
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	32%	31% - 34%	38 - 39%	30 - 40%	27%	28 -29%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	1.0% - 1.2%	0.9% - 1.4%	0.6 - 0.7%	0.5 - 0.9%	0.2%	0.1 - 0.7%

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

2018 Form 10-K 74

Autodesk did not pay cash dividends in fiscal 2018, 2017, or 2016 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of stock-based awards as those forfeitures occur.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $31.1 million in fiscal 2018, $33.6 million in fiscal 2017, and $29.8 million in fiscal 2016.

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

Net periodic benefit cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs, and gains or losses previously recognized as a component of other comprehensive loss. Certain events, such as changes in the employee base, plan amendments, and changes in actuarial assumptions may result in a change in the defined benefit obligation and the corresponding change to other comprehensive income.

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

Accounting Standards in Fiscal 2018

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by FASB or adopted by the Company during the fiscal year ended January 31, 2018, that are of significance, or potential significance, to the Company.

2018 Form 10-K 75

Accounting Standards Adopted

Autodesk adopted FASB's Accounting Standards Update No. 2017-04 ("ASU 2017-04"), "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" during the three months ended April 30, 2017. The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new guidance is required to be applied on a prospective basis and as such, Autodesk used the simplified test in its annual fourth fiscal quarter testing. ASU 2017-04 did not have a material impact on Autodesk's consolidated financial statements.

Recently Issued Accounting Standards But Not Yet Adopted

In February 2018, the FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendment allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.  The amendment only impacts the income tax effect of the passage of the Tax Cuts and Jobs Act but does not affect the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations.  The amendment is effective for Autodesk fiscal year beginning February 1, 2019, with early adoption permitted.  Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

2018 Form 10-K 76

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

In January 2016, FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01") regarding ASC Topic 825-10, "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value, unless the measurement alternative method has been elected, with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. The amendments in ASU 2016-01 will be effective for Autodesk's fiscal year beginning February 1, 2018. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with prospective adoption of the amendments related to equity securities without readily determinable fair values existing as of the date of adoption. Autodesk does not believe ASU 2016-01 will have a material impact on its consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (ASC Topic 606),” which supersedes the revenue recognition requirements in "Revenue Recognition (ASC Topic 605)." ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued Accounting Standards Update No. 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. In addition, FASB issued Accounting Standards Update No. 2016-08, Accounting Standards Update No. 2016-10, Accounting Standards Update No. 2016-12, and Accounting Standard Update No. 2016-20 in March 2016, April 2016, May 2016, and December 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606.

Autodesk will adopt ASU 2014-09 as of February 1, 2018, using the modified retrospective transition method. The Company's implementation efforts are substantially complete.

The Company has concluded that the desktop software and related cloud services that are included in the majority of its product subscription offerings and enterprise arrangements are not distinct in the context of the contract as they are considered highly interrelated and represent a single combined performance obligation that should be recognized over time. Therefore, the new standard will not result in a material change in the timing and amount of the recognition of revenue for the majority of the Company's product subscription offerings and enterprise arrangements.

One impact of the new standard relates to product subscriptions that do not incorporate substantial cloud services. A limited number of Autodesk's product subscriptions do not incorporate substantial cloud services, and under ASU 2014-09, will be recognized as distinct license and service performance obligations. Currently, under ASC Topic 605, licenses sold with undelivered elements without VSOE are recognized ratably over the term of the undelivered elements. Under ASC Topic 606, Autodesk is no longer required to establish VSOE to recognize software license revenue separately from the other elements and will recognize software licenses once the customer obtains control of the license, which is generally upon delivery of the license. Therefore, revenue allocated to the licenses in these offerings under Topic 606 will be recognized at a point in time instead of over the contract term. While the Company is still evaluating, Autodesk believes the impact of the change to the timing of revenue recognition is expected to have a balance sheet pre-tax impact at the date of adoption of approximately $80 - $100 million reduction to the deferred revenue balance.

Another significant provision under ASU 2014-09 includes the capitalization and amortization of costs associated with obtaining a contract, most significantly sales commissions. The amortization period for the Company's deferred costs will be

2018 Form 10-K 77

recognized over the estimated period of benefit. The Company expects there to be a balance sheet pre-tax impact at the date of adoption recognizing the deferred sales commission capitalization costs of approximately $102 - $112 million.

2.     Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2018 and 2017.

	January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$5.0	$—	$—	$5.0	$5.0	$—	$—
Certificates of deposit	17.4	—	—	17.4	17.4	—	—
Commercial paper	324.2	—	—	324.2	—	324.2	—
Corporate debt securities	5.0	—	—	5.0	5.0	—	—
Custody cash deposit	5.2	—	—	5.2	5.2	—	—
Money market funds	278.8	—	—	278.8	—	278.8	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	2.0	—	—	2.0	—	2.0	—
Marketable securities:
Short-term available-for-sale
Asset backed securities	13.1	—	—	13.1	—	13.1	—
Commercial paper	27.5	—	—	27.5	—	27.5	—
Corporate debt securities	99.4	—	(0.1)	99.3	99.3	—	—
Other (2)	9.2	—	—	9.2	7.7	1.5	—
U.S. government securities	37.1	—	—	37.1	37.1	—	—
Short-term trading securities
Mutual funds	50.1	8.9	—	59.0	59.0	—	—
Long-term available-for-sale
Agency bonds	13.7	—	(0.1)	13.6	13.6	—	—
Asset backed securities	36.8	—	(0.2)	36.6	—	36.6	—
Corporate debt securities	100.2	0.1	(0.4)	99.9	99.9	—	—
Municipal bonds	12.7	—	(0.1)	12.6	12.6	—	—
Sovereign debt	2.8	—	—	2.8	—	2.8	—
U.S. government securities	25.5	—	(0.2)	25.3	25.3	—	—
Convertible debt securities (3)	7.5	0.5	(0.2)	7.8	—	—	7.8
Derivative contract assets (4)	2.0	7.5	(1.3)	8.2	—	7.2	1.0
Derivative contract liabilities (5)	—	—	(26.6)	(26.6)	—	(26.6)	—
Total	$1,080.2	$17.0	$(29.2)	$1,068.0	$392.1	$667.1	$8.8
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Consists of agency bonds, certificates of deposit, sovereign debt, and municipal bonds.

(3)	Considered “available for sale” and included in “Other assets” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

2018 Form 10-K 78

	January 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$6.0	$—	$—	$6.0	$6.0	$—	$—
Certificates of deposit	63.1	—	—	63.1	63.1	—	—
Commercial paper	207.4	—	—	207.4	—	207.4	—
Corporate debt securities	40.2	—	—	40.2	40.2	—	—
Custody cash deposit	3.2	—	—	3.2	3.2	—	—
Money market funds	256.5	—	—	256.5	—	256.5	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	15.0	—	—	15.0	—	15.0	—
U.S. government securities	309.5	—	—	309.5	309.5	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	13.2	—		13.2	13.2	—	—
Asset backed securities	19.6	—	—	19.6	—	19.6	—
Certificates of deposit	157.3	—	—	157.3	157.3	—	—
Commercial paper	109.2	—	—	109.2	—	109.2	—
Corporate debt securities	234.7	—	(0.2)	234.5	234.5	—	—
Municipal bonds	43.4	—	—	43.4	43.4	—	—
Sovereign debt	30.0	—	—	30.0	—	30.0	—
U.S. government securities	32.3	—	—	32.3	32.3	—	—
Short-term trading securities
Mutual funds	44.8	2.5	—	47.3	47.3	—	—
Long-term available-for-sale
Agency bonds	7.1	—	—	7.1	7.1	—	—
Asset backed securities	65.8	0.1	—	65.9	—	65.9	—
Corporate debt securities	172.1	0.1	(0.1)	172.1	172.1	—	—
Municipal bonds	10.7	—	—	10.7	10.7	—	—
Sovereign debt	1.5	—	—	1.5	—	1.5	—
U.S. government securities	48.8	0.1	—	48.9	48.9	—	—
Convertible debt securities (2)	4.9	2.3	(1.6)	5.6	—	—	5.6
Derivative contract assets (3)	2.2	12.3	(1.3)	13.2	—	11.9	1.3
Derivative contract liabilities (4)	—	—	(10.4)	(10.4)	—	(10.4)	—
Total	$1,903.5	$17.4	$(13.6)	$1,907.3	$1,193.8	$706.6	$6.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities, and other financial instruments, on a recurring basis. The Company defines fair value as the price that
2018 Form 10-K 79

would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. There have been no transfers between fair value measurement levels during the year ended January 31, 2018.

Autodesk's cash equivalents, marketable securities, and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values it's available for sale securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in convertible debt securities, and derivative contracts which are valued using probability weighted discounted cash flow models as some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal year ended January 31, 2018 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2017	$1.3	$5.6	$6.9
Purchases	1.1	5.9	7.0
Gains (losses) included in earnings (1)	(1.4)	(3.2)	(4.6)
Gains included in OCI	—	(0.5)	(0.5)
Balances, January 31, 2018	$1.0	$7.8	$8.8

____________________

(1)	Included in “Interest and other expense, net” in the accompanying Consolidated Statement of Operations.

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2018
	Cost	Fair Value
Due within in 1 year	$193.8	$194.0
Due in 1 year through 5 years	186.9	186.0
Due in 5 years through 10 years	3.7	3.7
Due after 10 years	1.1	1.1
Total	$385.5	$384.8

As of January 31, 2018, and 2017, Autodesk had no material securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

As of January 31, 2018, and 2017, Autodesk had $112.3 million and $117.2 million, respectively, in direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. , Autodesk does not intend to sell these cost method investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost bases, which may be maturity. Therefore, Autodesk does not consider those investments to be other-than-temporarily impaired at January 31, 2018. Autodesk estimates fair value of its cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance, and any other readily available market data.

2018 Form 10-K 80

If Autodesk determines that an other-than-temporary impairment has occurred, Autodesk writes down the investment to its fair value. During fiscal 2018 and 2017, Autodesk recorded $15.5 million and $1.3 million, respectively, in other-than-temporary impairment on its privately held equity and debt investments. The impairment expense was recorded in “Interest and other expense, net” on the Company's Consolidated Statements of Operations.

The sales or redemptions of “available-for-sale securities” in fiscal 2018, 2017, and 2016 resulted in a loss of $0.3 million, gain of $1.5 million, and gain of $0.1 million, respectively. The loss and gains were recorded in "Interest and other expense, net" on the Company's Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for fiscal 2018 and fiscal 2017 were $1.1 billion and $2.3 billion, respectively.

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

The bank counterparties to the derivative contracts potentially expose Autodesk to credit-related losses in the event of their nonperformance. However, to mitigate that risk, Autodesk only contracts with counterparties who meet the Company's minimum requirements under its counterparty risk assessment process. Autodesk monitors counterparty risk on at least a quarterly basis and will adjust its exposure to various counterparties as necessary. Autodesk generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty.  However, Autodesk does not have any master netting arrangements in place with collateral features.

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

The net notional amounts of these contracts are presented net settled and were $619.9 million at January 31, 2018 and $369.4 million at January 31, 2017. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net loss of $16.6 million remaining in “Accumulated other comprehensive loss” as of January 31, 2018, is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. These forward contracts are marked-to-market at the end of each month with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the revaluation and settlement of the underlying foreign currency denominated receivables, payables, and cash. The net notional amounts of these foreign currency contracts are presented net settled and were $329.6 million at January 31, 2018, and $270.6 million at January 31, 2017.

2018 Form 10-K 81

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

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2018, and January 31, 2017:

	Balance Sheet Location	Fair Value at
		January 31, 2018	January 31, 2017
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$6.2	$10.1
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	2.0	3.2
Total derivative assets		$8.2	$13.3
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$18.7	$4.5
Derivatives not designated as hedging instruments	Other accrued liabilities	7.9	6.0
Total derivative liabilities		$26.6	$10.5

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2018, 2017, and 2016, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2018	2017	2016
Amount of (loss) gain recognized in accumulated other comprehensive loss on derivatives (effective portion)	$(21.3)	$6.3	$2.2
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into (loss) income (effective portion)
Net revenue	$8.0	$9.2	$39.8
Operating expenses	1.9	(1.8)	(10.5)
Total	$9.9	$7.4	$29.3
Amount and location of loss recognized in (loss) income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.2)	$(0.3)	$(0.7)

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2018, 2017, and 2016, respectively (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2018	2017	2016
Amount and location of loss recognized in loss (income) on derivatives
Interest and other expense, net	$(19.1)	$(11.1)	$(1.7)

2018 Form 10-K 82

3.     Employee and Director Stock Plans

Stock Plans

As of January 31, 2018, Autodesk maintained two active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (as amended, the “2012 Employee Plan”), which is available only to employees, and the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors' Plan”), which is available only to non-employee directors.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. Since the 2012 Stock Plan was adopted by stockholders in January 2012, Autodesk has received stockholder approval to increase the number of shares subject to the plan by 36.1 million shares. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 57.3 million shares which includes 51.3 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2018, 41.1 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 plan vest over periods ranging from immediately upon grant to over a three year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2018, 21.3 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Director's Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units, and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2018, 0.9 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Outside Directors' Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors' Plan. The 2012 Directors' Plan will expire on June 30, 2022. At January 31, 2018, 0.9 million shares were available for future issuance under the 2012 Director's Plan.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2018 is as follows:

	Number of Shares (in millions)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at January 31, 2017	0.6	$39.25
Exercised	(0.4)	38.66
Options vested, exercisable and outstanding at January 31, 2018	0.2	$40.49	2.87	$16.4
Shares available for grant at January 31, 2018	22.2

_______________

(1)
Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $115.62 per share as of January 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

2018 Form 10-K 83

As of January 31, 2018, compensation cost related to stock options has been fully recognized.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the fiscal years ended January 31, 2018, 2017, and 2016:

	Fiscal year ended January 31,
	2018	2017	2016
Pre-tax intrinsic value of options exercised (1)	$22.8	$32.0	$32.6
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

The following table summarizes information about options vested and exercisable, and outstanding at January 31, 2018:

	Number of Shares (in thousands)	Weighted average exercise price per share
Range of per-share exercise prices:
$28.56 - $36.44	32.6	$34.23
$38.55 - $38.55	1.8	38.55
$41.62 - $41.62	184.4	41.62
	218.8	$40.49

These options will expire if not exercised at specific dates ranging through September 2022.

Restricted Stock Units:

A summary of restricted stock activity for the fiscal year ended January 31, 2018 is as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2017	7,622.4	$60.13
Granted	2,481.8	106.55
Vested	(3,765.7)	57.85
Canceled/Forfeited	(692.5)	69.08
Performance Adjustment (1)	24.7	61.79
Unvested restricted stock at January 31, 2018	5,670.7	$82.94
_______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2017 performance period. The performance stock units were attained at rates ranging from 99.7% to 114.7% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2018, 2017, and 2016, the weighted average grant date fair value was $106.55, $65.95, and $52.53, respectively. The fair value of the shares vested during fiscal years ended January 31, 2018, 2017, and 2016 was $399.7 million, $232.2 million, and $193.3 million, respectively.

During the fiscal year ended January 31, 2018, Autodesk granted 2.2 million restricted stock units. Restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $202.1 million, $173.0 million, and $146.4 million during fiscal years ended January 31, 2018, 2017, and 2016, respectively. As of January 31, 2018, total compensation cost not yet recognized of $310.2 million related to non-vested awards, is expected to be recognized over a weighted average period of 1.65 years. At January 31, 2018, the number of restricted stock units granted but unvested was 5.1 million.

2018 Form 10-K 84

During the fiscal year ended January 31, 2018, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. During the period, Autodesk granted two different types of performance stock units.

The performance criteria for the first type of performance stock units were based on a mix of net subscription additions, Annualized Recurring Revenue ("ARR"), non-GAAP total spend, and total subscription renewal rate goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index or the S&P North American Technology Software Index ("Relative TSR"). These performance stock units vest over a three-year period and have the following vesting schedule:

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

The performance criteria for the second type of performance stock units granted to our Chief Executive Officer during the fiscal year ended January 31, 2018 were based on fiscal 2020 free cash flow per share and ARR goals adopted by the Compensation and Human Resource Committee. These performance stock units vest in March 2020 based on the Company's fiscal 2020 performance against the performance criteria.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using the stock price on the date of grant or if the awards are subject to a market condition, a Monte Carlo simulation model. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $33.7 million, $22.9 million, and $23.2 million during fiscal years ended January 31, 2018, 2017, and 2016 respectively. As of January 31, 2018, total compensation cost not yet recognized of $6.8 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 0.76 years. At January 31, 2018, the number of performance stock units granted but unvested was 0.6 million. Autodesk recorded stock-based compensation expense related to the acceleration of eligible performance stock awards in conjunction with the Company's former CEO transition agreement of $7.3 million for the fiscal year ended January 31, 2018.

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

At January 31, 2018, a total of 9.1 million shares were available for future issuance. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP expires during fiscal 2018.

A summary of the ESPP activity for the years ended January 31, 2018, 2017 and 2016 is as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Issued shares	2.0	2.3	2.1
Average price of issued shares	$39.03	$36.99	$36.29
Weighted average grant date fair value of awards granted under the ESPP	$32.41	$19.20	$11.85

Autodesk recorded $25.7 million, $25.9 million, and $27.1 million of compensation expense associated with the ESPP in fiscal 2018, 2017, and 2016, respectively.

2018 Form 10-K 85

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and awards granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2018:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	5.9	$40.49	31.3	(1)
Total	5.9	$40.49	31.3
____________________

(1)	Included in this amount are 9.1 million securities available for future issuance under Autodesk’s ESPP.

4.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2018	2017	2016
Federal:
Current	$(0.8)	$1.6	$(4.7)
Deferred	(19.3)	8.4	220.9
State:
Current	(0.3)	(1.9)	0.5
Deferred	2.2	1.3	20.9
Foreign:
Current	50.9	93.9	68.4
Deferred	(23.1)	(45.0)	4.2
	$9.6	$58.3	$310.2

Foreign pretax (loss) income was $(76.2) million in fiscal 2018, $(27.6) million in fiscal 2017, and $218.2 million in fiscal 2016.

2018 Form 10-K 86

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2018	2017	2016
Income tax provision (benefit) at U.S. Federal statutory rate	$(188.4)	$(177.0)	$(7.1)
State income tax benefit, net of the U.S. Federal benefit	(21.9)	(17.3)	(7.6)
Foreign income taxed at rates different from the U.S. statutory rate	(53.3)	22.3	(29.4)
U.S. valuation allowance	(82.5)	233.0	345.0
Transition tax	408.4	—	—
Increase in attributes due to ASU 2016-9 adoption		(119.4)	—
Change in valuation allowance from ASU 2016-9 adoption	—	119.4	—
Tax effect of non-deductible stock-based compensation	20.7	18.8	19.3
Stock compensation windfall / shortfall	(67.7)	(23.0)	—
Research and development tax credit benefit	(11.3)	(10.3)	(9.4)
Closure of income tax audits and changes in uncertain tax positions	1.2	8.2	(4.7)
Tax effect of officer compensation in excess of $1.0 million	2.2	2.2	1.4
Non-deductible expenses	2.1	2.0	2.6
Other	0.1	(0.6)	0.1
	$9.6	$58.3	$310.2

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2018	2017
Stock-based compensation	$26.7	$37.6
Research and development tax credit carryforwards	170.3	136.7
Foreign tax credit carryforwards	162.2	127.3
Accrued compensation and benefits	25.9	39.5
Other accruals not currently deductible for tax	22.9	18.7
Purchased technology and capitalized software	43.4	76.9
Fixed assets	16.5	24.3
Tax loss carryforwards	85.7	173.6
Deferred revenue	120.3	128.3
Other	32.4	27.6
Total deferred tax assets	706.3	790.5
Less: valuation allowance	(634.2)	(748.0)
Net deferred tax assets	72.1	42.5
Indefinite lived intangibles	(57.0)	(70.1)
Total deferred tax liabilities	(57.0)	(70.1)
Net deferred tax assets	$15.1	$(27.6)

Autodesk’s tax expense is primarily driven by the reduction in the U.S. tax rate from 35% to 21% on the deferred tax liabilities related to indefinite lived intangibles offset by tax expense in foreign locations, withholding taxes paid on payments made to the U.S. from foreign sources, and tax amortization on indefinite-lived intangibles.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses arising from the Company's business model transition as a significant piece of negative evidence. Consequently, in the fiscal year 2016, Autodesk determined that a valuation allowance was required on the accumulated domestic tax attributes. In the current year,

2018 Form 10-K 87

the U.S. created incremental deferred tax assets, primarily foreign tax and R&D credits, and those deferred tax attributes have also been offset by a full valuation allowance. As a result, Autodesk has no material federal income tax expense or benefit in the current fiscal year, other than the deferred tax liabilities related to indefinite lived intangibles and the revaluation of these liabilities as a result of U.S. tax reform. The valuation allowance decreased by $113.8 million in fiscal 2018 primarily due to a change in tax rates used to value deferred tax attributes. The valuation allowance increased by $352.4 million, and $327.2 million in fiscal 2017, and 2016, respectively, primarily related to U.S. and Canadian deferred tax attributes. As Autodesk continually strives to optimize the overall business model, tax planning strategies may become feasible and prudent allowing the Company to realize many of the deferred tax assets that are offset by a valuation allowance; therefore, Autodesk will continue to evaluate the ability to utilize the net deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

The Tax Act was signed into law on December 22, 2017 and provides broad and significant changes to the U.S. corporate income tax regime. The Tax Act reduces the statutory federal corporate rate from 35% to 21% effective fiscal 2019 year and forward and provides for a blended rate of 33.81% to fiscal 2018 year. The Tax Act also, among many other provisions, imposes a one-time mandatory tax on accumulated earnings of foreign subsidiaries (commonly referred to as a "transition tax"), introduces new tax regimes changing how foreign earnings are subject to U.S. tax, modifies the accelerated depreciation deduction rules, and makes updates to the deductibility of certain expenses. The SEC staff acknowledged the challenges companies face incorporating the effects of the Tax Act by the financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the Tax Act. Autodesk has not completed the determination of the accounting implications of the Tax Act but was able to calculate a reasonable estimate and recorded a provisional tax benefit of the Tax Act in the financial statements of approximately $32.3 million mainly driven by the corporate rate remeasurement of the indefinite-lived intangible deferred tax liability. The provisional amounts recorded are based on the Company’s current interpretation and understanding of the Tax Act and may change as the Company receives additional clarification and implementation guidance and finalizes the analysis of all impacts and positions with regard to the Tax Act. The tax impact of the mandatory one-time tax on accumulated earnings of foreign subsidiaries is primarily offset by other current year operating losses and fully valued net operating loss carryforwards resulting in no impact to the effective tax rate.  As additional regulatory guidance is issued, the Company will continue to collect and analyze necessary data and may adjust provisional amounts previously recorded in the period in which the adjustments are made. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date.

Realization of foreign non-current net deferred tax assets of $68.0 million is dependent upon the Company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and Autodesk then determines that it is not more likely than not to realize such deferred tax assets.

As of January 31, 2018, Autodesk had $179.4 million of cumulative federal tax loss carryforwards and $939.1 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. As discussed above, these cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely that not that these losses will not be utilized. These federal and state tax loss carryforwards will expire beginning fiscal 2021 through fiscal 2038 and fiscal 2020 through fiscal 2039, respectively.

As of January 31, 2018, Autodesk had $138.4 million of cumulative federal research tax credit carryforwards, $72.6 million of cumulative California state research tax credit carryforwards, and $58.1 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal tax credit carryforwards will expire beginning fiscal 2021 through fiscal 2039, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2027 through fiscal 2039. Autodesk also has $336.9 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2019 through fiscal 2029. As discussed above, these cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely that not that these losses will not be utilized.

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

2018 Form 10-K 88

As of January 31, 2018, the Company had $337.6 million of gross unrecognized tax benefits, of which $304.8 million would reduce our valuation allowance, if recognized. The remaining $32.8 million would impact the effective tax rate.

It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Gross unrecognized tax benefits at the beginning of the fiscal year	$261.4	$254.3	$245.8
Increases for tax positions of prior years	22.8	11.9	1.4
Decreases for tax positions of prior years	(22.5)	(4.1)	(7.0)
Increases for tax positions related to the current year	78.4	11.1	15.8
Decreases relating to settlements with taxing authorities	(0.8)	(10.8)	(0.5)
Reductions as a result of lapse of the statute of limitations	(1.7)	(1.0)	(1.2)
Gross unrecognized tax benefits at the end of the fiscal year	$337.6	$261.4	$254.3

It is the Company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $2.8 million, $2.5 million, and $3.3 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2018, 2017, and 2016, respectively. There was $0.3 million, $1.5 million, and $1.3 million of net expense for interest and penalties related to tax matters recorded through the consolidated statement of operations for the years ended January 31, 2018, 2017, and 2016 respectively.

Autodesk's U.S. and state income tax returns for fiscal year 2003 through fiscal year 2018 remain open to examination. The Internal Revenue Service has started an examination of the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015.  While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years being examined.

Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2005 to 2018.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries is subject to reduced tax rates through fiscal 2019. In fiscal 2018, the Company incurred no net benefit from the tax status of these business arrangements, compared to $27.1 million benefit ($0.12 basic net income per share) in fiscal 2017, and none in fiscal 2016.

5.     Acquisitions

During the fiscal years ended January 31, 2018, and January 31, 2017, Autodesk completed the business combinations and technology purchases described below. The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to Autodesk's Consolidated Financial Statements.

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

2018 Form 10-K 89

Fiscal 2018 Acquisitions

During the fiscal year ended January 31, 2018, Autodesk did not complete any business combinations or technology acquisitions.

Fiscal 2017 Acquisitions

During the fiscal year ended January 31, 2017, Autodesk completed several business combination and technology acquisitions for total cash consideration of $87.0 million. These business combinations and technology acquisitions were not material individually or in aggregate to Autodesk's Consolidated Financial Statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for each of the business combinations and technology acquisitions completed during the fiscal year ended January 31, 2017:

Developed technologies	$18.8
Customer relationships	10.2
Trade name	3.8
Goodwill	62.8
Deferred revenue (current and non-current)	(2.1)
Deferred tax liability	(7.1)
Net tangible (liabilities) assets	0.6
Total	$87.0

6.     Deferred Compensation

At January 31, 2018, Autodesk had marketable securities totaling $436.0 million, of which $59.0 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $59.0 million at January 31, 2018, of which $3.4 million was classified as current and $55.6 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2017 was $47.3 million, of which $3.1 million was classified as current and $44.2 million was classified as non-current liabilities. The securities are recorded in the Consolidated Balance Sheets under the current portion of "Marketable securities". The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

7.     Borrowing Arrangements

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt originally due December 15, 2017 and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101.0% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $485.6 million as of January 31, 2018.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% senior notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% senior notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Senior Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes, at a price

2018 Form 10-K 90

equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $763.8 million as of January 31, 2018.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022 (collectively, the "2012 Notes"). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. In July 2017, Autodesk redeemed in full $400.0 million in aggregate principal amount of its outstanding 1.95% senior notes due December 15, 2017. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the remaining 2012 Notes was approximately $354.4 million as of January 31, 2018.

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

The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit facility is May 2020. At January 31, 2018, Autodesk was in compliance with the credit facility’s covenants. At January 31, 2018, and January 31, 2017, Autodesk had no outstanding borrowings on this line of credit.

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

At January 31, 2018, the aggregate future minimum lease payments required were as follows:

2019	$62.2
2020	46.3
2021	34.1
2022	24.7
2023	22.8
Thereafter	57.7
247.8
Less: Sublease income	0.8
$247.0

2018 Form 10-K 91

Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Rent expense	$55.9	$65.3	$58.7

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2018, were approximately $147.6 million for periods through fiscal 2028. These purchase commitments primarily result from contracts entered into for the acquisition of IT infrastructure, marketing, and software development services, as well as includes commitments related to our investment agreements with limited liability partnership funds.

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of maintenance and subscription revenue and cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $15.3 million in fiscal 2018, $16.2 million in fiscal 2017, and $17.4 million in fiscal 2016.

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

2018 Form 10-K 92

9.     Stockholders' (Deficit) Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2018, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired approximately 6.9 million shares in fiscal 2018 at an average repurchase price of $100.45 per share, 9.7 million shares in fiscal 2017 at an average repurchase price of $64.73 per share, and 8.5 million shares in fiscal 2016 at an average repurchase price of $53.58.

At January 31, 2018, 19.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

10.    Interest and Other Expense, net

Interest and other expense, net, consists of the following:

	Fiscal Year Ended January 31,
	2018	2017	2016
Interest and investment expense, net	$(34.5)	$(29.7)	$(33.9)
Loss on foreign currency	(3.3)	(3.3)	—
(Loss) gain on strategic investments	(16.4)	0.3	3.8
Other income	6.0	8.5	8.5
Interest and other expense, net	$(48.2)	$(24.2)	$(21.6)

2018 Form 10-K 93

11.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2016	$15.7	$0.2	$(28.3)	$(108.7)	$(121.1)
Other comprehensive income (loss) before reclassifications	7.4	3.3	(5.8)	(52.3)	(47.4)
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(7.4)	(1.5)	1.2	—	(7.7)
Tax effects	(1.1)	(0.5)	(0.9)	0.2	(2.3)
Net current period other comprehensive (loss) income	(1.1)	1.3	(5.5)	(52.1)	(57.4)
Balances, January 31, 2017	14.6	1.5	(33.8)	(160.8)	(178.5)
Other comprehensive (loss) income before reclassifications	(24.5)	(0.6)	4.3	86.3	65.5
Pre-tax (gains) losses reclassified from accumulated other comprehensive income	(9.9)	0.3	0.9	0.1	(8.6)
Tax effects	3.2	0.1	(0.7)	(4.8)	(2.2)
Net current period other comprehensive (loss) income	(31.2)	(0.2)	4.5	81.6	54.7
Balances, January 31, 2018	$(16.6)	$1.3	$(29.3)	$(79.2)	$(123.8)

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

12.     Net Loss Per Share

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

	Fiscal Year Ended January 31,
	2018	2017	2016
Numerator:
Net loss	$(566.9)	$(582.1)	$(330.5)
Denominator:
Denominator for basic net loss per share—weighted average shares	219.5	222.7	226.0
Effect of dilutive securities (1)	—	—	—
Denominator for dilutive net loss per share	219.5	222.7	226.0
Basic net loss per share	$(2.58)	$(2.61)	$(1.46)
Diluted net loss per share	$(2.58)	$(2.61)	$(1.46)

____________________

(1)
The effect of dilutive securities of 4.5 million, 4.6 million, and 4.7 million shares for the fiscal year ended January 31, 2018, 2017, and 2016, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those fiscal years.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. The effect of 0.5 million, 0.1 million, and 0.1 million potentially anti-dilutive shares were excluded from the computation of net loss per share for the fiscal years ended January 31, 2018, 2017, and 2016, respectively.

2018 Form 10-K 94

13.     Segment, Geographic and Product Family Information

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

Information regarding Autodesk’s revenue by geographic area and product family is as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Net revenue by geographic area (1):
Americas
U.S.	$740.4	$742.1	$803.9
Other Americas	130.7	129.8	168.9
Total Americas	871.1	871.9	972.8
Europe, Middle East, and Africa	815.4	800.4	934.6
Asia Pacific	370.1	358.7	596.7
Total net revenue	$2,056.6	$2,031.0	$2,504.1

Net revenue by product family:
Architecture, Engineering and Construction	$866.5	$880.9	$949.1
Manufacturing	589.2	625.8	724.6
AutoCAD and AutoCAD LT	401.4	326.7	594.8
Media and Entertainment	152.0	138.9	160.0
Other	47.5	58.7	75.6
	$2,056.6	$2,031.0	$2,504.1
__________________

(1)	Revenue by geographic area is based on the bill to country.

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	January 31,
	2018	2017
Long-lived assets (1):
Americas
U.S.	$99.3	$118.8
Other Americas	14.6	5.9
Total Americas	113.9	124.7
Europe, Middle East, and Africa	16.7	18.7
Asia Pacific	14.4	15.2
Total long-lived assets	$145.0	$158.6

____________________

(1)	Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets.

2018 Form 10-K 95

14.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 75% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $17.3 million in fiscal 2018, $16.4 million in fiscal 2017, and $17.3 million in fiscal 2016. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

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

Benefit Obligation and Plan Assets

The changes in the projected benefit obligations and plan assets for the plans described above were as follows:

	Fiscal year ended January 31,
	2018	2017
Beginning projected benefit obligation	$146.4	$145.2
Service cost	5.2	5.6
Interest cost	2.7	3.0
Actuarial (gain) loss	(2.8)	7.1
Benefits paid	(3.3)	(2.6)
Foreign currency exchange rate changes	13.9	(9.5)
Curtailments and settlements	(8.2)	(6.8)
Contributions by plan participants	4.0	4.4
Plan amendment	0.2	—
Ending projected benefit obligation	$158.1	$146.4

Beginning fair value of plan assets	$107.4	$101.4
Actual return on plan assets	3.8	4.2
Contributions paid by employer	6.5	15.3
Contributions paid by plan participants	4.0	4.4
Benefit payments	(3.3)	(2.6)
Curtailments and settlements	(8.0)	(6.8)
Foreign currency exchange rate changes	10.7	(8.5)
Ending fair value of plan assets	$121.1	$107.4
Funded status	$(37.0)	$(39.0)

The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2018	2017
Other long-term liabilities	$37.0	$39.0
Accumulated other comprehensive loss, before tax	31.7	37.0
Net amount recognized	$68.7	$76.0

On a worldwide basis, the Company's defined benefit pension plans were 77% funded as of January 31, 2018.

2018 Form 10-K 96

As of January 31, 2018, the aggregate accumulated benefit obligation was $139.5 million for the defined benefit pension plans compared to $128.2 million as of January 31, 2017. Included in the aggregate data in the following tables are the amounts applicable to the Company's defined benefit pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2018	2017
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$130.7	$119.2
Plan assets	112.1	98.3
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$158.1	$146.4
Plan assets	121.1	107.4

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

Defined benefit pension plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period as follows:

	Fiscal Year Ended January 31,
	2018				2017
	Level 1	Level 2	Level 3	Total	Total
Insurance contracts	$—	$53.0	$—	$53.0	$46.3
Other investments	—	17.0	—	17.0	9.4
Total assets measured at fair value	$—	$70.0	$—	70.0	55.7
Cash				0.2	—
Investment Fund valued using net asset value				50.9	51.7
Total pension plan assets at fair value				$121.1	$107.4

The insurance contracts in the preceding table represent the immediate cash surrender value of assets managed by qualified insurance companies. Autodesk does not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 44% and 43% of total plan assets as of January 31, 2018, and January 31, 2017, respectively.

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

2018 Form 10-K 97

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2019	$7.1
2020	6.5
2021	6.4
2022	6.4
2023	6.4
2024-2028	34.8

Funding Expectations

Our expected required funding for the plans during fiscal 2019 is approximately $4.7 million.

Net Periodic Benefit Cost

The components of net periodic pension cost for the defined benefit pension plans for fiscal 2018, 2017, and 2016 are as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Service cost for benefits earned during the period	$5.2	$5.6	$5.7
Interest cost on projected benefit obligation	2.7	3.0	3.3
Expected return on plan assets	(3.9)	(4.2)	(3.9)
Amortization of prior service credit	(0.3)	(0.3)	(0.1)
Amortization of loss	1.2	1.5	1.4
Settlement loss	1.9	1.2	—
Curtailment gain	(0.1)	—	—
Net periodic benefit cost	$6.7	$6.8	$6.4

Amounts Recorded in OCI

The components of other comprehensive income for the defined benefit pension plans before taxes for fiscal 2018, 2017, and 2016 are as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Prior service credit for period	$0.2	$—	$(2.2)
Net (gain) loss for period	(2.5)	7.2	9.1
Effect of settlement	(1.9)	(1.2)	—
Effect of curtailment	(0.2)	—	—
Amortization of prior service credit	0.3	0.3	0.1
Amortization of net loss	(1.2)	(1.5)	(1.4)
Other comprehensive (income) loss	$(5.3)	$4.8	$5.6

2018 Form 10-K 98

Amounts Recorded in Accumulated Other Comprehensive Loss

The amounts recorded in accumulated other comprehensive loss before taxes at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2018	2017
Net prior service credit	$(3.1)	$(3.6)
Net actuarial loss	34.8	40.6
Accumulated other comprehensive loss, before tax	$31.7	$37.0

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year for the qualified defined benefit pension plans are as follows:

Pension Benefits
Amortization of prior service credit	$0.2
Amortization of the net loss	(0.6)
Total amortization	$(0.4)

Assumptions

Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Discount rate	2.4%	3.2%	3.2%
Expected long-term rate of return on plan assets	3.3%	4.3%	3.8%
Rate of compensation increase	2.3%	2.2%	2.2%

The weighted-average expected long-term rate of return for the plan assets is 3.3%. The weighted-average expected long-term rate of return on plan assets is based on the interest rates guaranteed under the insurance contracts, and the expected rate of return appropriate for each category of assets weighted for the distribution within the diversified investment fund. The assumptions used for the plans are based upon customary rates and practices for the location of the plans. Factors such as asset class allocations, long-term rates of return (actual and expected), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumption for our defined benefit pension plans.

Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2018	2017	2016
Discount rate	1.8%	1.7%	2.2%
Rate of compensation increase	2.6%	2.6%	2.6%

In selecting the appropriate discount rate for the plans, the Company uses country-specific information, adjusted to reflect the duration of the particular plan. The discount rate was based on highly rated long-term bond indexes and yield curves that match the duration of the plan’s benefit obligations.

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $27.2 million in fiscal 2018, $26.6 million in fiscal 2017, and $23.0 million in fiscal 2016.

2018 Form 10-K 99

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 6, “Deferred Compensation,” for further discussion.

2018 Form 10-K 100

15.     Restructuring charges and other facility exit costs, net

During the fourth quarter of fiscal 2018, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2018 Plan”) to support the Company's strategic priorities of completing the subscription transition, digitizing the Company, and re-imagining manufacturing, construction, and production. Through the restructuring, Autodesk seeks to reduce its investments in areas not aligned with its strategic priorities, including in areas related to research and development and go-to-market activities. At the same time, Autodesk plans to further invest in strategic priority areas related to digital infrastructure, customer success, and construction. By re-balancing resources to better align with the Company’s strategic priorities, Autodesk is positioning itself to meet its long-term goals. This world-wide restructuring plan includes a reduction in force that will result in the termination of approximately 13% of the Company’s workforce, or approximately 1,150 employees, and the consolidation of certain leased facilities.

The Company expects to substantially complete the reduction in force and the facilities consolidation by the end of fiscal 2019. The Company anticipates incurring pre-tax restructuring charges of $135 million to $149 million, of which $94 million was incurred during the fourth quarter of fiscal 2018. Substantially all of the charges will result in cash expenditures, $124 million to $137 million of which will be for one-time employee termination benefits, and $11 million to $12 million of which will be for facilities-related and other costs.

Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. During fiscal 2018, we incurred $0.4 million in lease termination costs not related to the Fiscal 2018 Plan.

The following tables set forth the restructuring charges and other facility exit costs, net during the fiscal years ended January 31, 2018 and 2017:

	Balances, January 31, 2017	Additions	Payments	Adjustments (1)	Balances, January 31, 2018
Fiscal 2018 Plan
Employee terminations costs	$—	$87.3	$(35.1)	$0.8	$53.0
Facility terminations and other exit costs	—	6.3	(1.3)	(2.5)	2.5
Fiscal 2017 Plan
Employee terminations costs	1.1	0.1	(1.5)	0.3	—
Facility terminations and other exit costs	1.9	0.1	(1.5)	(0.3)	0.2
Other Facility Termination Costs
Facility termination costs	4.5	0.3	(3.0)	(0.3)	1.5
Total	$7.5	$94.1	$(42.4)	$(2.0)	$57.2
Current portion (2)	$5.9				$57.2
Non-current portion (2)	1.6				—
Total	$7.5				$57.2
____________________

(1)	Adjustments primarily relate to the accelerated depreciation of fixed assets and the impact of foreign exchanges rate changes.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

2018 Form 10-K 101

	Balances, January 31, 2016	Additions	Payments	Adjustments (1)	Balances, January 31, 2017
Fiscal 2017 Plan
Employee terminations costs	—	63.3	(62.2)	—	1.1
Facility terminations and other exit costs	—	7.1	(3.2)	(2.0)	1.9
Other Facility Termination Costs
Facility termination costs	—	7.4	(1.8)	(1.1)	4.5
Total	$—	$77.8	$(67.2)	$(3.1)	$7.5
Current portion (2)	$—				$5.9
Non-current portion (2)	—				1.6
Total	$—				$7.5
_______________

(1)	Adjustments include the impact of foreign currency translation.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

2018 Form 10-K 102

16.     Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2018 and 2017 is as follows:

2018	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$485.7	$501.8	$515.3	$553.8	$2,056.6
Gross profit	407.5	427.2	437.8	480.7	1,753.2
Loss from operations	(119.6)	(107.6)	(100.0)	(181.9)	(509.1)
Provision for income taxes	(8.2)	(17.6)	(8.6)	24.8	(9.6)
Net loss	(129.6)	(144.0)	(119.8)	(173.5)	(566.9)
Basic net loss per share	$(0.59)	$(0.66)	$(0.55)	$(0.79)	$(2.58)
Diluted net loss per share	$(0.59)	$(0.66)	$(0.55)	$(0.79)	$(2.58)
Loss from operations includes the following items:
Stock-based compensation expense	$59.0	$58.8	$65.1	$62.1	$245.0
Amortization of acquisition related intangibles	10.4	8.9	8.7	8.6	36.6
CEO transition costs	11.0	10.6	—	(0.2)	21.4
Restructuring charges and other facility exit costs, net	(0.3)	0.5	—	93.9	94.1

2017	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$511.9	$550.7	$489.6	$478.8	$2,031.0
Gross profit	419.5	465.6	408.1	395.9	1,689.1
Loss from operations	(149.7)	(62.9)	(119.9)	(167.1)	(499.6)
Provision for income taxes	(14.4)	(25.2)	(13.5)	(5.2)	(58.3)
Net loss	(167.7)	(98.2)	(142.8)	(173.4)	(582.1)
Basic net loss per share	$(0.75)	$(0.44)	$(0.64)	$(0.78)	$(2.61)
Diluted net loss per share	$(0.75)	$(0.44)	$(0.64)	$(0.78)	$(2.61)
Loss from operations includes the following items:
Stock-based compensation expense	$51.6	$54.3	$56.6	$59.3	$221.8
Amortization of acquisition related intangibles	18.8	18.5	17.2	17.3	71.8
Restructuring charges, net	52.3	16.0	3.2	9.0	80.5
2018 Form 10-K 103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. (the Company) as of January 31, 2018, and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018, and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1983.
San Francisco, California
March 22, 2018

2018 Form 10-K 104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autodesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of January 31, 2018, and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 22, 2018 expressed an unqualified opinion thereon.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP
San Francisco, California
March 22, 2018

2018 Form 10-K 105

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Our management has concluded that, as of January 31, 2018, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

2018 Form 10-K 106

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 22, 2018, regarding our executive officers.

Name	Age	Position
Andrew Anagnost	53	President and Chief Executive Officer
R. Scott Herren	56	SVP and Chief Financial Officer
Steve M. Blum	53	SVP, Worldwide Field Operations
Pascal W. Di Fronzo	53	SVP, Corporate Affairs, Chief Legal Officer & Secretary
Carmel Galvin	49	SVP, Chief Human Resources Officer

Andrew Anagnost joined Autodesk in September 1997 and has served as President and Chief Executive Officer since June 2017. Dr. Anagnost served as Co-CEO from February 2017 to June 2017, Chief Marketing Officer from December 2016 to June 2017 and as the Company’s Senior Vice President, Business Strategy & Marketing, from March 2012 to June 2017. From December 2009 to March 2012, Dr. Anagnost was Vice President, Product Suites and Web Services of the Company. Prior to this position, Dr. Anagnost served as Vice President of CAD/CAE products for the manufacturing division of the Company from March 2007 to December 2009. Previously, Dr. Anagnost held other senior management positions at the Company. Prior to joining the Company, Dr. Anagnost held various engineering, sales, marketing and product management positions at Lockheed Aeronautical Systems Company and EXA Corporation. He also served as an NRC post-doctoral fellow at NASA Ames Research Center.

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

Steven M. Blum joined Autodesk in January 2003 and has served as Senior Vice President, Worldwide Field Operations since September 2017. Mr. Blum served as Senior Vice President, Worldwide Sales and Services from February 2011 to September 2017. From January 2003 to February 2011, he served as Senior Vice President of Americas Sales. Prior to this position, Blum was Executive Vice President of Sales and Account Management for Parago, Inc. Blum also held positions at Mentor Graphics, most recently serving as Vice President of America's sales. Before joining Mentor Graphics, he held engineering and sales positions at NCR Corporation and Advanced Micro Devices.

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

2018 Form 10-K 107

Autodesk, he advised high technology and emerging growth companies on business and intellectual property transactions and litigation while in private practice.

Carmel Galvin joined Autodesk in March 2018 and serves as Senior Vice President, Chief Human Resources Officer (“CHRO”). Prior to joining Autodesk, from April 2016 to February 2018, Ms. Galvin was the Senior Vice President, CHRO for Glassdoor, Inc. where she led all people functions of the company, including human resources planning, learning and development, talent acquisition, employee relations and engagement. From October 2014 to April 2016, Ms. Galvin served as Senior Vice President and CHRO at Advent Software, Inc., where she oversaw the company’s global people strategies and programs. Prior to Advent, she served as Vice President of Talent & Culture Development for Deloitte’s new-venture accelerator, advising a growing portfolio of innovative companies on how to scale and adjust their culture and talent programs. Prior to Deloitte, Ms. Galvin gained 20 years of human resources experience at global companies including Moody’s KMV, Barra Inc., Visa International and IBM (Ireland) Ltd.

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

2018 Form 10-K 108

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

2.
Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2018, 2017, and 2016, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

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

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2018
Allowance for doubtful accounts	$1.5	$2.1	$1.3	$2.3
Partner Program reserves (1)	28.1	224.3	215.9	36.5
Restructuring	8.4	94.1	45.3	57.2
Fiscal Year Ended January 31, 2017
Allowance for doubtful accounts	$7.6	$(3.3)	$2.8	$1.5
Partner Program reserves (1)	45.2	240.3	257.4	28.1
Restructuring	1.3	77.8	70.7	8.4
Fiscal Year Ended January 31, 2016
Allowance for doubtful accounts	$6.3	$2.3	$1.0	$7.6
Partner Program reserves (1)	36.5	267.4	258.7	45.2
Restructuring	1.6	—	0.3	1.3
 ____________________

(1)	The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

ITEM 16	FORM 10-K SUMMARY

None.

2018 Form 10-K 109

2018 Form 10-K 110

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
President and Chief Executive Officer
Dated:	March 22, 2018

2018 Form 10-K 111

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Anagnost and R. Scott Herren each as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 22, 2018.

Signature	Title
/s/ ANDREW ANAGNOST	President and Chief Executive Officer, Director (Principal Executive Officer)
Andrew Anagnost

/s/ R. SCOTT HERREN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
R. Scott Herren

/s/ PAUL UNDERWOOD	Vice President and Controller (Principal Accounting Officer)
Paul Underwood

/s/ CRAWFORD W. BEVERIDGE	Director (Non-executive Chairman of the Board)
Crawford W. Beveridge

/s/ CARL BASS	Director
Carl Bass

/s/ REID FRENCH	Director
Reid French

/s/ THOMAS GEORGENS	Director
Thomas Georgens

/s/ RICK HILL	Director
Rick Hill

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

/s/ STACY J. SMITH	Director
Stacy J. Smith

Director
Karen Blasing

2018 Form 10-K 112

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 21, 2018)

4.1
Indenture dated December 13, 2012, by and between Autodesk, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.2
First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between Autodesk, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.3
Second Supplemental Indenture (including Form of Notes) dated June 5, 2015, by and between Autodesk, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2015)

4.4
Third Supplemental Indenture (including Form of Notes) dated June 8, 2017, by and between Autodesk, Inc. and U.S. Bank National Association. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2017)

10.1*	Description of Registrant's Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 17, 2017)

10.2*
Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of June 14, 2017 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 31, 2017)

10.3*
Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Subscription Agreement, as amended and restated (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 30, 2016)

10.4*	Registrant's 2012 Employee Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 31, 2017)

10.5*
Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 30, 2016)

10.6*
Registrant's 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated (incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 30, 2016)

10.7*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.8*
Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees) (incorporated by reference to Exhibit 10.4 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

2018 Form 10-K 113

Exhibit No.	Description
10.9*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K filed on March 21, 2017)

10.10*
Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.11*	Registrant’s Executive Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.23 filed with the Registrant’s Annual Report on Form 10-K filed on March 23, 2016)

10.12*
Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 8, 2009)

10.13*
Participants, target awards and payout formulas for fiscal year 2018 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 17, 2017)

10.14*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 21, 2016)

10.15*	Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (filed herewith)

10.16*
Form of Indemnification Agreement executed by the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.17*
Third Amended and Restated Employment Agreement between Registrant and Carl Bass dated March 21, 2013 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 25, 2013)

10.18*	R. Scott Herren Offer Letter dated September 23, 2014 (incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q filed on December 5, 2014)

10.19*
Registrant’s Equity Incentive Deferral Plan as amended and restated effective as of June 12, 2008 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q filed on September 5, 2008)

10.20*
Amendment to Registrant's Equity Incentive Deferral Plan effective as of February 17, 2012 (incorporated by reference to Exhibit 10.37 filed with the Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.21
Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.22
Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10-K filed on March 19, 2010)

10.23
Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on May 29, 2015)

10.24
Letter Amendment No. 1, dated April 26, 2017, to the Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Exhibit 10.5 filed with the Registrant's Quarterly Report on Form 10-Q filed on May 31, 2017)

10.25
Agreement, dated March 10, 2016, by and among the Registrant, Sachem Head Capital Management LP, Uncas GP LLC, and Sachem Head GP LLC. (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016)

10.26
Agreement, dated March 10, 2016, by and among the Registrant, Eminence Capital, LP, and Eminence GP, LLC. (incorporated by reference to Exhibit 99.2 filed with the Registrant’s Current Report on Form 8-K filed on March 11, 2016)

10.27
Agreement, dated February 6, 2017, by and among the Registrant, Sachem Head Capital Management LP, Uncas GP LLC, and Sachem Head GP LLC. (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2017)

2018 Form 10-K 114

Exhibit No.	Description

10.28*
Transition and Separation Agreement, dated February 6, 2017, by and between the Company and Carl Bass (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on February 7, 2017)

10.29*
Employment Agreement, dated as of June 19, 2017, by and between Autodesk, Inc. and Andrew Anagnost (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 19, 2017)

10.30
Separation Agreement, dated as of June 19, 2017, by and between Autodesk, Inc. and Amar Hanspal (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on June 19, 2017)

10.31
Separation Agreement, dated as of September 30, 2017, by and between Autodesk, Inc. and Jan Becker (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 5, 2017)

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

2018 Form 10-K 115