Form 10-Q
period 2018-04-30
AUTODESK INC
filed 2018-06-08
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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
As of June 4, 2018, registrant had outstanding 219,145,087 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2018	2017
Net revenue:
Subscription	$350.4	$173.4
Maintenance	181.2	263.6
Total maintenance and subscription revenue	531.6	437.0
Other (1)	28.3	48.7
Total net revenue	559.9	485.7
Cost of revenue:
Cost of maintenance and subscription revenue	50.4	54.9
Cost of other revenue (2)	12.8	18.6
Amortization of developed technology	3.6	4.7
Total cost of revenue	66.8	78.2
Gross profit	493.1	407.5
Operating expenses:
Marketing and sales	276.4	255.7
Research and development	172.8	187.7
General and administrative	72.9	78.3
Amortization of purchased intangibles	3.8	5.7
Restructuring and other facility exit costs, net	22.5	(0.3)
Total operating expenses	548.4	527.1
Loss from operations	(55.3)	(119.6)
Interest and other expense, net	(8.5)	(1.8)
Loss before income taxes	(63.8)	(121.4)
Provision for income taxes	(18.6)	(8.2)
Net loss	$(82.4)	$(129.6)
Basic net loss per share	$(0.38)	$(0.59)
Diluted net loss per share	$(0.38)	$(0.59)
Weighted average shares used in computing basic net loss per share	218.6	219.9
Weighted average shares used in computing diluted net loss per share	218.6	219.9
____________________

(1)	Previously labeled as "License and other" in prior periods.

(2)	Previously labeled as "Cost of license and other revenue" in prior periods.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2018	2017
Net loss	$(82.4)	$(129.6)
Other comprehensive loss (income), net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of ($0.7) and $0.5, respectively)	6.0	(1.4)
Change in net unrealized gain on available-for-sale debt securities (net of tax effect of $0.1 and ($0.3), respectively)	0.6	0.7
Change in defined benefit pension items (net of tax effect of ($1.4) and $0.0, respectively)	7.7	(0.5)
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.3 and ($0.3), respectively)	(24.3)	13.4
Total other comprehensive (loss) income	(10.0)	12.2
Total comprehensive loss	$(92.4)	$(117.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,093.0	$1,078.0
Marketable securities	199.9	245.2
Accounts receivable, net	206.7	438.2
Prepaid expenses and other current assets	198.4	116.5
Total current assets	1,698.0	1,877.9
Marketable securities	171.5	190.8
Computer equipment, software, furniture and leasehold improvements, net	158.2	145.0
Developed technologies, net	23.1	27.1
Goodwill	1,604.9	1,620.2
Deferred income taxes, net	67.0	81.7
Other assets	188.7	170.9
Total assets	$3,911.4	$4,113.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103.5	$94.7
Accrued compensation	127.5	250.9
Accrued income taxes	24.6	28.0
Deferred revenue	1,469.2	1,551.6
Other accrued liabilities	127.8	198.0
Total current liabilities	1,852.6	2,123.2
Long-term deferred revenue	337.2	403.5
Long-term income taxes payable	41.7	41.6
Long-term deferred income taxes	84.8	66.6
Long-term notes payable, net	1,586.6	1,586.0
Other liabilities	137.1	148.7
Stockholders’ deficit:
Common stock and additional paid-in capital	2,001.0	1,952.7
Accumulated other comprehensive loss	(133.8)	(123.8)
Accumulated deficit	(1,995.8)	(2,084.9)
Total stockholders’ deficit	(128.6)	(256.0)
Total liabilities and stockholders' deficit	$3,911.4	$4,113.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2018	2017
Operating activities:
Net loss	$(82.4)	$(129.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	24.1	28.4
Stock-based compensation expense	54.4	66.8
Deferred income taxes	13.3	(0.4)
Restructuring and other facility exit costs, net	22.5	(0.3)
Other operating activities	10.5	7.3
Changes in operating assets and liabilities
Accounts receivable	231.4	220.9
Prepaid expenses and other current assets	(1.4)	6.2
Accounts payable and accrued liabilities	(227.7)	(133.1)
Deferred revenue	(58.5)	13.3
Accrued income taxes	(3.1)	(34.3)
Net cash (used in) provided by operating activities	(16.9)	45.2
Investing activities:
Purchases of marketable securities	(9.9)	(119.4)
Sales of marketable securities	6.2	100.0
Maturities of marketable securities	68.6	282.6
Capital expenditures	(16.7)	(8.6)
Other investing activities	(0.6)	3.9
Net cash provided by investing activities	47.6	258.5
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	49.1	50.1
Taxes paid related to net share settlement of equity awards	(38.8)	(33.0)
Repurchases of common stock	(22.0)	(195.9)
Net cash used in financing activities	(11.7)	(178.8)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	2.2
Net increase in cash and cash equivalents	15.0	127.1
Cash and cash equivalents at beginning of period	1,078.0	1,213.1
Cash and cash equivalents at end of period	$1,093.0	$1,340.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2018, and for the three months ended April 30, 2018 and 2017, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2018 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2019, or for any other period. Further, the balance sheet as of January 31, 2018 has been derived from the audited balance sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed on March 22, 2018.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2018, that are of significance, or potential significance, to the Company.

Accounting standards adopted

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB Accounting Standards Update No. 2017-05 ("ASU 2017-05"), "Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU, among other things, clarifies the scope of the derecognition of nonfinancial assets, the definition of in-substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The new guidance was adopted prospectively as there was no impact on the Company's prior periods consolidated statements of financial position and results of operations which would be reflected in either the full or modified retrospective transition approach. The future effect of the adoption will depend upon the nature of the Company's future dispositions, if any.

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB Accounting Standards Update No. 2017-01 ("ASU 2017-01"), "Business Combinations: Clarifying the Definition of a Business" which provides a more robust framework to use in determining when a set of assets and activities is considered a business. The new guidance was applied on a prospective basis and did not have an impact on Autodesk's consolidated financial statements during the three months ended April 30, 2018, as no acquisitions were completed. The future effect of the adoption will depend upon the nature of the Company's future acquisitions, if any.

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB Accounting Standards Update No. 2016-16 ("ASU 2016-16"), “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new guidance was applied on a modified retrospective basis with a cumulative increase of $1.9 million to the opening balance of "Accumulated deficit" at February 1, 2018. The ASU did not have any other material impacts on Autodesk's consolidated financial statements.

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB Accounting Standards Update No. 2016-01 ("ASU 2016-01") regarding Accounting Standards Codification ("ASC") Topic 825-10, "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value, unless the measurement alternative method has been elected for equity investments without readily determinable fair values ("non-marketable equity securities"), with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. Under the measurement alternative method, the non-marketable equity securities will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which will be recorded within the statement of operations. The determination of whether a transaction is for a similar investment will require significant management judgment including consideration of the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company.

Autodesk prospectively adopted the amendments related to non-marketable equity securities existing as of the date of adoption. The new standard may add volatility to the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of its investments in non-marketable securities. See Note 5, "Financial Instruments" for more information.

Revenue from contracts with customers

Effective in the first quarter of fiscal 2019, Autodesk adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the subsequent and related Accounting Standards Update No. 2015-14, Accounting Standards Update No. 2016-08, Accounting Standards Update No. 2016-10, Accounting Standards Update No. 2016-12, and Accounting Standard Update No. 2016-20.

Under Topic 606, the Company has concluded that the desktop software and related substantial cloud functionality that are included in the majority of its product subscription offerings and enterprise arrangements are not distinct in the context of the contract as they are considered highly interrelated and represent a single combined performance obligation that should be recognized over time. Therefore, the adoption of Topic 606 has not resulted in a material change in the timing and amount of the recognition of revenue for the majority of the Company's product subscription offerings and enterprise arrangements.

One impact of the new standard relates to product subscriptions that do not incorporate substantial cloud functionality. A limited number of Autodesk's product subscriptions do not incorporate substantial cloud functionality, and therefore are not considered highly interrelated. Under ASU 2014-09, these limited number of product subscriptions are recognized as separate and distinct license and service performance obligations. Under ASC Topic 605, licenses sold with undelivered elements without VSOE are recognized ratably over the term of the undelivered elements. Under ASC Topic 606, Autodesk is no longer required to establish VSOE to recognize software license revenue separately from the other elements and recognizes software licenses once the customer obtains control of the license, which is generally upon delivery of the license. Therefore, revenue allocated to the licenses in these offerings under Topic 606 is recognized at a point in time instead of over the contract term.

Autodesk adopted ASC Topic 606 using the modified retrospective method, with a cumulative decrease of $87.6 million to the opening balance of "Accumulated deficit" at February 1, 2018. Autodesk applied the standard only to contracts that are not completed as of the date of initial application. The comparative information has not been adjusted and continues to be reported under ASC Topic 605. The details of the quantitative impact of the adoption on the three months ended April 30, 2018, are shown below. See Note 3, "Revenue Recognition" for disclosures under the new standard.

Costs to acquire a contract from a customer

With the adoption of Topic 606, Autodesk also adopted Topic 340-40, "Other Assets and Deferred Costs—Contracts with Customers." Prior to the adoption of Topic 340-40, Autodesk previously recognized compensation paid to sales employees and certain resellers related to obtaining customer contracts in marketing and sales expense in the consolidated statements of operations when incurred. Under Topic 340-40, Autodesk capitalizes this sales compensation as contract costs when they are incremental, directly incurred to obtain a contract with a customer and expected to be recoverable. The contract costs are amortized based on the transfer of goods or services to which the contract costs relate.

Under the modified retrospective method, Autodesk booked a cumulative decrease of $90.4 million to the opening balance of "Accumulated deficit" at February 1, 2018. The comparative information has not been adjusted and continues to be reported as incurred. The details of the quantitative impact of the adoption on the three months ended April 30, 2018, are shown below. See Note 10, "Deferred Compensation" for disclosures under the new standard.

Quantitative effect of ASC Topic 606 and 340-40 adoption

The following table shows select line items that were materially impacted by the adoption of ASC Topics 606 and 340-40 on Autodesk’s unaudited Condensed Consolidated Statements of Operations for the three months ended April 30, 2018:

	As Reported	Impact from the adoption of ASC 606 and 340-40	As Adjusted
Net revenue (1)
Subscription	$350.4	$6.3	$356.7
Maintenance	181.2	5.4	186.6
Other	28.3	1.9	30.2
Cost of revenue (1)
Cost of maintenance and subscription revenue	50.4	(0.1)	50.3
Cost of other revenue	12.8	0.3	13.1
Operating expenses (1):
Marketing and sales	276.4	(13.6)	262.8
Provision for income taxes	(18.6)	(4.6)	(23.2)
Net loss (2)	$(82.4)	$22.4	$(60.0)
Basic net loss per share	$(0.38)	$0.11	$(0.27)
Diluted net loss per share	$(0.38)	$0.11	$(0.27)
____________________

(1)	While not shown here, gross margin, loss from operations, and loss before income taxes have consequently been effected as a result of the net effect of the adjustments noted above.

(2)
The impact on the unaudited Condensed Consolidated Statements of Comprehensive Loss is limited to the net effects of the impacts noted above on the Condensed Consolidated Statements of Operations, specifically on the line item "Net loss."

The following table shows select line item that were materially impacted by the adoption of ASC Topic 606 and 340-40 on Autodesk’s unaudited Condensed Consolidated Balance Sheet as of April 30, 2018:

	As reported	Impact from the adoption of ASC 606 and 340-40	As Adjusted
ASSETS
Current assets:
Accounts receivable, net	$206.7	$67.6	$274.3
Prepaid expenses and other current assets (1)	198.4	(77.2)	121.2
Deferred income taxes, net	67.0	10.6	77.6
Other assets (1)	188.7	(21.7)	167.0
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued income taxes	24.6	2.4	27.0
Deferred revenue	1,469.2	103.3	1,572.5
Other accrued liabilities	127.8	2.1	129.9
Long-term deferred revenue	337.2	33.0	370.2
Long-term income taxes payable	41.7	(0.2)	41.5
Long-term deferred income taxes	84.8	(5.7)	79.1
Accumulated deficit (2)	(1,995.8)	(155.6)	(2,151.4)
____________________

(1)
Short term and long term "contract assets" under ASC Topic 606 are included within "Prepaid expenses and other current assets" and "Other assets", respectively, on the unaudited Condensed Consolidated Balance Sheet.

(2)	Included in the "Accumulated deficit" adjustment is $178.0 million for the cumulative effect adjustment of adopting ASC Topic 606 and 340-40 on the opening balance as of February 1, 2018.

Adoption of the standard had no impact to net cash (used in) or provided by operating, financing, or investing activities on the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

Recently issued accounting standards not yet adopted

In February 2018, FASB issued Accounting Standards Update No. 2018-02 (“ASU 2018-02”), “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendment allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.  The amendment only impacts the income tax effect of the passage of the Tax Cuts and Jobs Act but does not affect the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations.  The amendment is effective for Autodesk's fiscal year beginning February 1, 2019, unless Autodesk elects early adoption, which Autodesk is still evaluating.  Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

3. Revenue Recognition

Revenue Recognition

Autodesk’s revenue is divided into three categories: subscription revenue, maintenance revenue, and other revenue. Revenue is recognized when control for these offerings is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

Our contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Judgment is required to determine the level of integration and interdependency between individual components of software and cloud functionality. This determination influences whether the software is considered distinct and accounted for separately as a license performance obligation, or not distinct and accounted for together with the cloud functionality as a single subscription performance obligation recognized over time. Certain of our contracts with customers contain multiple performance obligations that are accounted as a single performance obligation because they are part of a series of distinct good and services that are substantially the same and have the same pattern of transfer to the customer.

For bundled contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling prices ("SSP") of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that should be allocated based on the relative SSP of the various products and services.

In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that includes market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customer and circumstance. In these instances, we use relevant information such as the sales channel and geographic region to determine the SSP.

Our indirect channel model includes both a two-tiered distribution structure, where Autodesk sells to distributors who subsequently sells to resellers, and a one-tiered structure where Autodesk sells directly to resellers. For these arrangements, transfer of control begins at the time access to our subscriptions is made available electronically, provided all other criteria for revenue recognition are met. Judgment is required to determine whether our distributors and resellers have the ability to honor their commitment to pay, regardless of whether they collect payment from their customers. If we were to change this assessment, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

As part of the indirect channel model, we have a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. Incentives related to our subscription program are recorded as a reduction to deferred revenue in the period the subscription transaction is billed, and are subsequently recognized as a reduction to subscription revenue over the contract period. A small portion of partner incentives reduce other revenue in the current period. These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are recorded on the balance sheet as either contra account receivable or accounts payable.

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and flexible enterprise business arrangements ("EBAs"), (2) renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license, and (3) consulting, training and other goods and services. The three categories are presented as line items on Autodesk's unaudited Consolidated Statements of Operations.

Information regarding the components of Autodesk's net revenue from contracts with customers by geographic location, product family, and sales channel is as follows:

	Three Months Ended April 30,
	2018	2017
Net revenue by geographic area:
Americas
U.S.	$195.9	$179.8
Other Americas	37.6	30.3
Total Americas	233.5	210.1
Europe, Middle East and Africa	220.9	189.7
Asia Pacific	105.5	85.9
Total net revenue	$559.9	$485.7

Net revenue by product family (1):
Architecture, Engineering and Construction	$221.8	$185.9
Manufacturing	135.4	128.3
AutoCAD and AutoCAD LT	155.6	129.0
Media and Entertainment	41.8	36.5
Other	5.3	6.0
Total net revenue	$559.9	$485.7

Net revenue by sales channel:
Indirect	$398.3	$340.1
Direct	161.6	145.6
Total net revenue	$559.9	$485.7
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

Performance Obligations

For product subscriptions, industry collections, and EBAs in which the desktop software and related cloud functionality are highly interrelated, the combined performance obligation is recognized ratably over the contract term as a stand-ready obligation. For contracts involving distinct software licenses, the license performance obligation is satisfied at a point in time when control is transferred to the customer. For standalone maintenance subscriptions and cloud subscriptions, the performance obligation is satisfied ratably over the contract term as a stand-ready obligation. For consulting services, the performance obligation may be satisfied ratably over the contract term as a stand-ready obligation, or satisfied over a period of time as those services are delivered.

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 45 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, or warranties as of the reporting date.

As of April 30, 2018, Autodesk had total billed and unbilled deferred revenue of $2.2 billion, which represents the total contract price allocated to undelivered performance obligations, which are generally recognized over the next three years. We expect to recognize $1.6 billion or 72% of this revenue during the next 12 months. We expect to recognize the remaining $0.6 billion or 28% of this revenue thereafter.

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of April 30, 2018. Deferred revenue relates to payments received in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended April 30, 2018, that was included in the deferred revenue balances at the beginning of the period, was $493.8 million. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers, which may lead to an increase in our deferred revenue balance over time.

4. Concentration of Credit Risk

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 34% and 30% of Autodesk’s total net revenue for the three months ended April 30, 2018 and 2017, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 36% and 31% of trade accounts receivable at April 30, 2018 and January 31, 2018, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2018 and January 31, 2018:

	April 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	12.0	—	—	12.0	—	12.0	—
Commercial paper	451.9	—	—	451.9	—	451.9	—
Custody cash deposit	2.2	—	—	2.2	2.2	—	—
Municipal bonds	5.0	—	—	5.0	—	5.0	—
Money market funds	175.2	—	—	175.2	175.2	—	—
Sovereign debt	11.0	—	—	11.0	—	11.0	—
U.S. government securities	6.5	—	—	6.5	—	6.5	—
Marketable securities:
Short-term
Asset backed securities	9.2	—	—	9.2	—	9.2	—
Certificates of deposit	3.1	—	—	3.1	—	3.1	—
Corporate debt securities	83.2	—	(0.2)	83.0	—	83.0	—
Municipal bonds	4.2	—	—	4.2	—	4.2	—
Sovereign debt	5.0	—	—	5.0	—	5.0	—
U.S. government securities	36.1	—	(0.1)	36.0	—	36.0	—
Short-term trading securities
Mutual funds	52.9	6.5	—	59.4	59.4	—	—
Long-term
Agency bonds	13.7	—	(0.1)	13.6	—	13.6	—
Asset backed securities	31.7	—	(0.3)	31.4	—	31.4	—
Corporate debt securities	88.5	0.2	(0.7)	88.0	—	88.0	—
Municipal bonds	12.0	—	(0.2)	11.8	—	11.8	—
U.S. government securities	22.7	—	(0.2)	22.5	—	22.5	—
Other (2)	4.2	—	—	4.2	—	4.2	—
Convertible debt securities (3)	7.5	1.2	(0.3)	8.4	—	—	8.4
Derivative contract assets (4)	1.7	10.6	(1.0)	11.3	—	9.8	1.5
Derivative contract liabilities (5)	—	—	(5.1)	(5.1)	—	(5.1)	—
Total	$1,039.5	$18.5	$(8.2)	$1,049.8	$236.8	$803.1	$9.9
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of certificates of deposit and sovereign debt.

(3)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$5.0	$—	$—	$5.0	$5.0	$—	$—
Certificates of deposit	17.4	—	—	17.4	17.4	—	—
Commercial paper	324.2	—	—	324.2	—	324.2	—
Corporate debt securities	5.0	—	—	5.0	5.0	—	—
Custody cash deposit	5.2	—	—	5.2	5.2	—	—
Money market funds	278.8	—	—	278.8	—	278.8	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	2.0	—	—	2.0	—	2.0	—
Marketable securities:
Short-term
Asset backed securities	13.1	—	—	13.1	—	13.1	—
Commercial paper	27.5	—	—	27.5	—	27.5	—
Corporate debt securities	99.4	—	(0.1)	99.3	99.3	—	—
Other (2)	9.2	—	—	9.2	7.7	1.5	—
U.S. government securities	37.1	—	—	37.1	37.1	—	—
Short-term trading securities
Mutual funds	50.1	8.9	—	59.0	59.0	—	—
Long-term
Agency bonds	13.7	—	(0.1)	13.6	13.6	—	—
Asset backed securities	36.8	—	(0.2)	36.6	—	36.6	—
Corporate debt securities	100.2	0.1	(0.4)	99.9	99.9	—	—
Municipal bonds	12.7	—	(0.1)	12.6	12.6	—	—
Sovereign debt	2.8	—	—	2.8	—	2.8	—
U.S. government securities	25.5	—	(0.2)	25.3	25.3	—	—
Convertible debt securities (3)	7.5	0.5	(0.2)	7.8	—	—	7.8
Derivative contract assets (4)	2.0	7.5	(1.3)	8.2	—	7.2	1.0
Derivative contract liabilities (5)	—	—	(26.6)	(26.6)	—	(26.6)	—
Total	$1,080.2	$17.0	$(29.2)	$1,068.0	$392.1	$667.1	$8.8
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of agency bonds, certificates of deposit, sovereign debt, and municipal bonds.

(3)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. Autodesk reviews for any potential changes on a quarterly basis, in conjunction with our fiscal quarter-end close. As part of this assessment, Autodesk transferred the fair value measurement of $287.2 million between Level 1 to Level 2 and $175.2 million between Level 2 to Level 1 during the three months ended April 30, 2018. It is Autodesk's assessment that the leveling best reflects current market activity when observing the pricing information for these assets.

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in convertible debt securities and derivative contracts which are valued using probability weighted discounted cash flow models as some of the inputs to the models are unobservable in the market.

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2018 follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2018	$1.0	$7.8	$8.8
Purchases	—	—	—
Gains included in earnings	0.5	—	0.5
Gains included in OCI	—	0.6	0.6
Balances, April 30, 2018	$1.5	$8.4	$9.9

The following table summarizes the estimated fair value of Autodesk's securities classified by the contractual maturity date of the security:

	April 30, 2018
	Cost	Fair Value
Due within 1 year	$148.3	$148.9
Due in 1 year through 5 years	167.9	166.7
Due in 5 years through 10 years	3.7	3.7
Due after 10 years	1.1	1.1
Total	$321.0	$320.4

As of April 30, 2018, and January 31, 2018, Autodesk had no material securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

There was no loss or gain for the sales or redemptions of securities during the three months ended April 30, 2018. Gains and losses resulting from the sale or redemption of securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the three months ended April 30, 2018 and 2017, were $74.8 million and $382.6 million, respectively.

Non-marketable equity securities

As of April 30, 2018, and January 31, 2018, Autodesk had $114.8 million and $112.3 million, respectively, in direct investments in privately held companies. These non-marketable equity securities investments do not have readily determined fair value and with the adoption of ASU 2016-01 in the three months ended April 30, 2018, Autodesk elected to use the measurement alternative to account for the adjustment to these investments in a given quarter. See "Note 2. Recently Issued Accounting Standards" for more details on the adoption.

These investments are periodically assessed for impairment based on available information such as current cash positions, earnings and cash flow positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Autodesk does not intend to sell these investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost bases. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. During the three months ended April 30, 2018, Autodesk recorded $2.0 million in impairments on its privately held investments. Therefore, Autodesk does not consider the remaining investments to be impaired at April 30, 2018. During the three months ended April 30, 2017, Autodesk recorded $0.5 million in impairments on its privately held investments.

Under the measurement alternative method, investments are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. To determine if a transaction is for a similar investment, Autodesk considers the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. The fair value would then be adjusted positively or negatively based on available information such as pricing in recent rounds of financing. During the three months ended April 30, 2018, Autodesk recorded $4.6 million as a positive adjustment on certain of its privately held investments.

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

The net notional amounts of these contracts are presented net settled and were $574.6 million at April 30, 2018, and $619.9 million at January 31, 2018. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net loss of $10.6 million remaining in “Accumulated other comprehensive loss” as of April 30, 2018, is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $220.9 million at April 30, 2018, and $329.6 million at January 31, 2018.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2018 and January 31, 2018:

	Balance Sheet Location	Fair Value at
		April 30, 2018	January 31, 2018
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4.5	$6.2
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	6.8	2.0
Total derivative assets		$11.3	$8.2
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$3.1	$18.7
Derivatives not designated as hedging instruments	Other accrued liabilities	2.0	7.9
Total derivative liabilities		$5.1	$26.6

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2018 and 2017 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion)	$6.9	$(2.1)
Amount and location of (loss) gain reclassified from accumulated other comprehensive loss into (loss) income (effective portion)
Net revenue	$(2.5)	$2.0
Operating expenses	3.3	(2.7)
Total	$0.8	$(0.7)
Amount and location of loss recognized in (loss) income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$(0.2)	$(0.2)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2018 and 2017 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2018	2017
Amount and location of gain (loss) recognized on derivatives in net (loss) income
Interest and other expense, net	$4.6	$(1.8)

6. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the three months ended April 30, 2018, is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2018	5,670.7	$82.94
Granted	391.9	143.47
Vested	(712.4)	82.44
Canceled/Forfeited	(279.7)	80.85
Performance Adjustment (1)	29.9	101.74
Unvested restricted stock units at April 30, 2018	5,100.4	$88.55

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2018 performance period. The performance stock units were attained at rates ranging from 90.0% to 117.6% of the target award.

The fair value of the shares vested during the three months ended April 30, 2018 and 2017 was $96.2 million and $76.9 million, respectively.

During the three months ended April 30, 2018, Autodesk granted 0.2 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $41.7 million and $50.0 million during the three months ended April 30, 2018 and 2017, respectively. The $50.0 million of stock-based compensation expense for the three months ended April 30, 2017, includes $3.2 million related to the acceleration of eligible restricted stock awards in conjunction with the Company's former CEO's transition agreement.

During the three months ended April 30, 2018, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on Annualized Recurring Revenue ("ARR") and free cash flow per share goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index or the S&P North American Technology Software Index (“Relative TSR”). These performance stock units vest over a three-year period and have the following vesting schedule:

•
Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2019 as well as 1-year Relative TSR (covering year one).

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

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using stock price on the date of grant or if the awards are also subject to a market condition, a Monte Carlo simulation model. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $6.5 million and $10.9 million for the three months ended April 30, 2018 and 2017, respectively. The $10.9 million of stock-based compensation expense for the three months ended April 30, 2017, includes $4.6 million related to the acceleration of eligible performance stock awards in conjunction with the Company's former CEO's transition agreement.

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

A summary of the ESPP activity for three months ended April 30, 2018 and 2017, is as follows:

	Three Months Ended April 30,
	2018	2017
Issued shares	0.5	1.1
Average price of issued shares	$88.45	$38.34
Weighted average grant date fair value of awards granted under the ESPP (1)	$37.64	$25.13
 _______________

(1)	Calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2018 and 2017, respectively, as follows:

	Three Months Ended April 30,
	2018	2017
Cost of maintenance and subscription revenue	$2.7	$2.8
Cost of other revenue	0.8	1.1
Marketing and sales	24.0	26.4
Research and development	17.8	21.2
General and administrative	9.1	15.3
Stock-based compensation expense related to stock awards and ESPP purchases	54.4	66.8
Tax benefit	(0.4)	—
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$54.0	$66.8

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

	Three Months Ended April 30, 2018		Three Months Ended April 30, 2017
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	35.7%	33.5 - 37.5%	31.8%	31.4 - 33.7%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	2.0%	1.9 - 2.3%	1.0%	0.9 - 1.3%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures: (1) a measure of historical volatility in the trading market for the Company’s common stock, and (2) the implied volatility of traded forward call options to purchase shares of the Company’s common stock. The expected volatility for performance stock units subject to market conditions includes the expected volatility of Autodesk's peer companies within the S&P Computer Software

Select Index or S&P North American Technology Software Index with a market capitalization over $2.0 billion, depending on the award type.

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

Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of our stock-based awards as those forfeitures occur.

7. Income Tax

 Autodesk had an income tax expense of $18.6 million, relative to pre-tax losses of $63.8 million for the three months ended April 30, 2018, and an income tax expense of $8.2 million, relative to pre-tax losses of $121.4 million for the three months ended April 30, 2017. Income tax expense increased primarily due to the mix of increased worldwide earnings, foreign taxes, and withholding taxes. The variance between April 30, 2017, and April 30, 2018 was mainly due to reversal of foreign withholding tax accruals in April 30, 2017.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and established a valuation allowance against the Company’s U.S. deferred tax assets in fiscal 2016. Based on the positive and negative evidence as of April 30, 2018, the Company continues to maintain a valuation allowance for the U.S. deferred tax assets.

As of April 30, 2018, the Company had $341.3 million of gross unrecognized tax benefits, of which $307.9 million would reduce our valuation allowance, if recognized. The remaining $33.4 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

The Internal Revenue Service is examining the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015.  While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years being examined.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, and provides broad and significant changes to the U.S. corporate income tax regime. As of April 30, 2018, Autodesk has not completed the determination of the accounting implications of the Tax Act. The provisional amounts recorded are based on Autodesk’s current interpretation and understanding of the Tax Act and may change as the Company receives additional clarification and implementation guidance and finalizes the analysis of all impacts and positions with regard to the Tax Act. There have been no material changes since January 31, 2018. As additional regulatory guidance is issued, Autodesk will continue to collect and analyze necessary data and may adjust provisional amounts previously recorded in the period in which the adjustments are made. Pursuant to Staff Accounting Bulletin 118 (“SAB 118”), Autodesk will complete the accounting for the tax effects of all provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date.

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	April 30, 2018	January 31, 2018
Developed technologies, at cost	$577.2	$578.5
Customer relationships, trade names, patents, and user lists, at cost (1)	370.1	372.5
Other intangible assets, at cost (2)	947.3	951.0
Less: Accumulated amortization	(900.4)	(895.8)
Other intangible assets, net	$46.9	$55.2
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

Goodwill consists of the excess of consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 30, 2018:

Balance as of January 31, 2018	$1,769.4
Less: accumulated impairment losses as of January 31, 2018	(149.2)
Net balance as of January 31, 2018	1,620.2
Effect of foreign currency translation	(15.3)
Balance as of April 30, 2018	$1,604.9

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

There was no goodwill impairment during the three months ended April 30, 2018.

10. Deferred Compensation

At April 30, 2018, Autodesk had marketable securities totaling $371.4 million, of which $59.4 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $59.4 million at April 30, 2018, of which $2.9 million was classified as current and $56.5 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2018, was $59.0 million, of which $3.4 million was classified as current and $55.6 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The commission costs are capitalized and included in prepaid expenses and other current assets on our consolidated balance sheet. The deferred costs are then amortized over the period of benefit. Autodesk determined that sales commissions earned by internal sales personnel that are related to contract renewals are commensurate with sales commissions earned on the initial contract, but commissions paid to our reseller partners that are related to contract renewals are not. We determined the estimated period of benefit by taking into consideration our sales compensation plans, customer retention data, customer contracts, our technology and other factors. Deferred costs are periodically reviewed for impairment. Amortization expense is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The ending balance of assets recognized from costs to obtain a contract with a customer was $93.3 million as of April 30, 2018. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $26.2 million during the three months ended April 30, 2018. Autodesk did not recognize any contract cost impairment losses during the three months ended April 30, 2018.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2018	January 31, 2018
Computer hardware, at cost	$211.8	$217.1
Computer software, at cost	72.9	72.6
Leasehold improvements, land and buildings, at cost	244.9	228.9
Furniture and equipment, at cost	61.2	63.4
	590.8	582.0
Less: Accumulated depreciation	(432.6)	(437.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$158.2	$145.0

12. Borrowing Arrangements

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt due December 15, 2017, and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $471.6 million as of April 30, 2018.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $753.7 million as of April 30, 2018.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 ("$400.0 million 2012 Notes") and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 ("$350.0 million 2012 Notes" and collectively with the $400.0 million 2012 Notes, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. On July 27, 2017, Autodesk redeemed in full the $400.0 million 2012 Notes. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the $350.0 million 2012 Notes was approximately $348.1 million as of April 30, 2018.

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

The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At April 30, 2018, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

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

The following table sets forth the restructuring charges and other lease termination exit costs during the three months ended April 30, 2018:

	Balances, January 31, 2018	Additions	Payments	Adjustments (1)	Balances, April 30, 2018
Fiscal 2018 Plan
Employee termination costs	$53.0	$20.7	$(51.3)	$(0.6)	$21.8
Lease termination and other exit costs	2.5	1.8	(2.1)	0.4	2.6
Total	$55.5	$22.5	$(53.4)	$(0.2)	$24.4
Current portion (2)	$55.5				$24.4
Non-current portion (2)	—				—
Total	$55.5				$24.4
____________________

(1)	Adjustments primarily relate to the impact of foreign exchange rate changes and certain write offs related to fixed assets.

(2)	The current and non-current portions of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

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

15. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three months ended April 30, 2018, Autodesk repurchased and retired 0.2 million shares at an average repurchase price of $113.3 per share. Common stock and additional paid-in capital and accumulated deficit were reduced by $16.4 million and $4.6 million, respectively, during the three months ended April 30, 2018.

At April 30, 2018, 19.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the three months ended April 30, 2018, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2018:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2018	$(16.6)	$1.3	$(29.3)	$(79.2)	$(123.8)
Other comprehensive income (loss) before reclassifications	7.6	0.5	9.0	(24.6)	(7.5)
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(0.9)	—	0.1	—	(0.8)
Tax effects	(0.7)	0.1	(1.4)	0.3	(1.7)
Net current period other comprehensive income (loss)	6.0	0.6	7.7	(24.3)	(10.0)
Balances, April 30, 2018	$(10.6)	$1.9	$(21.6)	$(103.5)	$(133.8)

Reclassifications related to gains and losses on available-for-sale debt securities are included in "Interest and other expense, net." Refer to Note 5, "Financial Instruments," for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

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

	Three Months Ended April 30,
	2018	2017
Numerator:
Net loss	$(82.4)	$(129.6)
Denominator:
Denominator for basic net loss per share—weighted average shares	218.6	219.9
Effect of dilutive securities (1)	—	—
Denominator for dilutive net loss per share	218.6	219.9
Basic net loss per share	$(0.38)	$(0.59)
Diluted net loss per share	$(0.38)	$(0.59)

____________________

(1)
The effect of dilutive securities of 3.0 million and 4.1 million shares in the three months ended April 30, 2018 and 2017, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2018 and 2017, 0.2 million and 0.3 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively.

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

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three Months Ended April 30, 2018 and 2017” below, future net revenue, operating expenses, recurring revenue, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our restructuring efforts, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, expectations for our maintenance plan and subscription plan subscriptions, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of global economic conditions, the effects of revenue recognition, the effects of recently issued accounting standards, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Our strategy is to build an enduring relationship with our customers, delivering valuable automation and insight to their design and make processes. Industry collections provide our customers with increased access to a broader selection of Autodesk products and services that exceeds those previously available in suites - simplifying the customer ability to get access to a complete set of tools for their industry. We now offer subscriptions for individual products and industry collections, flexible enterprise business agreements ("EBAs"), and cloud service offerings (collectively referred to as "subscription plan"). These subscription plan offerings are designed to give our customers more flexibility with how they use our products and service offerings and to attract a broader range of customers, such as project-based users and small businesses.

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

As we progress through the current stage of the business model transition, annualized recurring revenue ("ARR"), growth of billings, and total subscriptions better reflect business momentum. To analyze progress, we disaggregate our growth between the original maintenance model ("maintenance plan") and the subscription plan model. Maintenance plan subscriptions peaked in the fourth quarter of our fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect them to decline slowly over time as maintenance plan customers continue to convert to our subscription plans.

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store. The following chart shows our split between indirect and direct channels for the three months ended April 30, 2018 and 2017:

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

Autodesk is committed to helping fuel a lifelong passion for making with students of all ages. We offer free educational licenses of Autodesk software worldwide to students, educators, and accredited educational institutions. We inspire and support beginners with Tinkercad, a simple online 3D design and 3D printing tool. Through Autodesk Design Academy, we provide secondary and postsecondary school markets hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) while using Autodesk's professional-grade 3D design, engineering and entertainment software used in industry. We also have made Autodesk Design Academy curricula available on Udemy and Coursera. Our intention is to make Autodesk software ubiquitous and the design and making software of choice for those poised to become the next generation of professional users.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2018. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2018 as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2018, except for the adoption of Accounting Standard Codification ("ASC") Topics 606 and 340-40. For changes made to our revenue recognition policy as a result of the adoption of ASC Topics 606 and 340-40, refer to Note 3, "Revenue Recognition" and Note 10, "Deferred Compensation," in the Notes to the unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2018 and 2017

•	Total net revenue was $559.9 million, an increase of 15 percent compared to the same period in the prior year.

•	Total ARR was $2.13 billion, an increase of 22 percent compared to the same period in the prior year.

•	Total subscriptions increased to 3.82 million.

•	Total spend (cost of revenue + operating expenses) increased 2 percent compared to the same period in the prior year.

•
We adopted ASC Topic 606 and ASC Topic 340-40 during the first quarter of 2018. Under the modified retrospective transition method, we recorded a cumulative decrease of $178.0 million to the opening balance of accumulated deficit at February 1, 2018. See discussion below for additional information regarding certain metrics that were affected by the new standards under the heading “Impact of New Revenue Accounting Standard."

•	Under ASC 605, deferred revenue was $1.9 billion, an increase of approximately 8 percent compared to the first quarter last year.

Revenue Analysis

Net revenue increased during the three months ended April 30, 2018, as compared to the same period in the prior fiscal year, primarily due to a 102% increase in subscription revenue, partially offset by a 31% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 34% and 30% of Autodesk’s total net revenue for the three months ended April 30, 2018 and 2017, respectively. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of our agreements with Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Recurring Revenue and Subscriptions

In order to help better understand our financial performance during and after the business model transition, we use several metrics including recurring revenue, total subscriptions, ARR, and annualized revenue per subscription ("ARPS"). ARR, ARPS, total subscriptions, and recurring revenue are performance metrics and should be viewed independently of revenue and deferred revenue as ARR, ARPS, and recurring revenue are not intended to be combined with those items. Our determination and presentation may differ from that of other companies. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the three months ended April 30, 2018 and 2017:

(In millions, except percentage data)	Three Months Ended April 30, 2018	Change compared to prior fiscal year		Three Months Ended April 30, 2017
		$	%
Recurring Revenue (1)	$531.6	$95.7	22%	$435.9
As a percentage of net revenue	95%	N/A	N/A	90%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the unaudited Condensed Consolidated Statements of Operations.

The following table outlines our ARR, subscriptions and ARPS metrics as of April 30, 2018 and January 31, 2018. For purposes of clarifications, the ARR and ARPS balances in the following table as of April 30, 2018 are calculated under ASC Topic 606. For comparison of ARR and ARPS as of April 30, 2018 under the old revenue standard, ASC 605, refer to the table under the title "Impact of New Revenue Accounting Standard" further below.

	Balances, April 30, 2018	Change compared to prior fiscal year end		Balances, January 31, 2018 (1)
		$	%
ARR (in millions)
Subscription plan ARR	$1,401.5	$226.5	19%	$1,175.0
Maintenance plan ARR	724.9	(154.2)	(18)%	879.1
Total ARR (1)	$2,126.4	$72.3	4%	$2,054.1

Number of Subscriptions (in thousands)
Subscription plan	2,574.3	307.5	14%	2,266.8
Maintenance plan	1,242.6	(206.3)	(14)%	1,448.9
Total subscriptions	3,816.9	101.2	3%	3,715.7

ARPS (ARR divided by number of Subscriptions)
Subscription plan ARPS	$544	$26	5%	$518
Maintenance plan ARPS	583	(24)	(4)%	607
Total ARPS (2)	$557	$4	1%	$553
 ________________

(1)
The acquisition of a business may cause variability in the comparison of ARR reported in this table above and ARR derived from the revenue reported in the Condensed Consolidated Statement of Operations.

(2)
There are small variances between ARR and total subscriptions due in part to the inherent limitation with collecting all subscriptions information. For example, Buzzsaw and Constructware are included with ARR but not in total subscriptions due to these inherent limitations. We do not view these variances as meaningful to amounts or quarterly comparisons presented here for ARPS.

Total ARR increased 4% as of April 30, 2018 under ASC 606 as compared to the end of fiscal 2018, primarily due to a 19% increase in subscription plan ARR driven by growth in product subscription. The increase was partially offset by an 18% decrease in maintenance plan ARR driven by the migration from maintenance plan subscriptions to subscription plan subscriptions. Under ASC 605, total ARR increased 6% as of April 30, 2018 as compared to the end of fiscal 2018 primarily due to a 21% increase in subscription plan ARR, partially offset by a 15% decrease in maintenance plan ARR.

Subscription plan subscriptions increased 14% or approximately 307,500 as compared to the end of fiscal 2018, driven by growth in all subscription plan types, led by new product subscriptions. Subscription plan subscriptions benefited from approximately 154,000 maintenance subscribers that were converted to product subscription under the maintenance-to-subscription program during the three months ended April 30, 2018, respectively.

Maintenance plan subscriptions decreased 14% or approximately 206,300 from the end of fiscal 2018, primarily as a result of the maintenance-to-subscription program in which approximately 154,000 maintenance plan subscriptions converted to product subscription during the three months ended April 30, 2018. The net decrease is expected and we expect to see ongoing declines in maintenance plan subscriptions going forward as part of the business model transition. The rate of decline will vary based on the number of subscriptions subject to renewal, the renewal rate, and our ability to incentivize customers to switch over to EBAs or product subscriptions.

ARPS as of April 30, 2018 was $557 under ASC 606 and $569 under ASC 605, a slight increase compared to the end of fiscal 2018 due to an increase in subscription plan ARPS. The increase in subscription plan ARPS was driven by an increase in product subscription ARPS.

When adjusted for the impact of the maintenance-to-subscription program, subscription plan ARPS and maintenance plan ARPS would have been $543 and $574, respectively.

Our ARPS is currently, and will continue to be, affected by various factors including the maintenance-to-subscription (M2S) program, geography and product mix, promotions, sales linearity within a quarter, pricing changes, and foreign currency. We expect to see ARPS fluctuate up or down on a quarterly basis. As we progress on our business model transition, we expect all of the impacts of these factors to stabilize.

Impact of New Revenue Accounting Standard

We adopted Accounting Standard Update No 2014-09, which codified new revenue recognition guidance under ASC Topic 606. Previously, we followed revenue accounting guidance under ASC Topic 605. The table below shows what some of our key metrics would have been under ASC Topic 605 (see Note 2, “Recently Issued Accounting Standards” for more details on our adoption and impacts):

	Three Months Ended April 30, 2018		Three Months Ended April 30, 2017
(in millions except ARPS)	ASC 606	ASC 605	ASC 605
Key Income Statement Metrics
Subscription revenue	$350.4	$356.7	$173.4
Maintenance revenue	181.2	186.6	263.6
Other revenue	28.3	30.2	48.7
Total net revenue	559.9	573.5	485.7
Gross profit	493.1	506.5	407.5
Spend	615.2	601.8	605.3
Net loss	$(82.4)	$(60.0)	$(129.6)
Basic and diluted net loss per share	$(0.38)	$(0.27)	$(0.59)
ARR
Subscription plan ARR	$1,401.5	$1,427.0	$691.9
Maintenance plan ARR	724.9	746.3	1,051.7
Total ARR	$2,126.4	$2,173.3	$1,743.6
ARPS
Subscription plan ARPS	$544	$554	$524
Maintenance plan ARPS	583	601	534
Total ARPS	$557	$569	$530
Net Revenue by Product Family
Architecture, Engineering and Construction ("AEC")	$221.8	$227.8	$185.9
AutoCAD and AutoCAD LT ("ACAD")	155.6	160.2	129.0
Manufacturing ("MFG")	135.4	138.8	128.3
Media and Entertainment ("M&E")	41.8	41.7	36.5
Other	5.3	5.0	6.0
Total Net Revenue	$559.9	$573.5	$485.7
Net Revenue by Geography
Americas	$233.5	$237.7	$210.1
Europe, Middle East and Africa ("EMEA")	220.9	228.6	189.7
Asia Pacific ("APAC")	105.5	107.2	85.9
Total Net Revenue	$559.9	$573.5	$485.7

The adoption of ASC 606 required a change to our reporting around deferred revenue. See discussions below under the heading "Unbilled Deferred Revenue."

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended April 30, 2018
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes
Revenue	15%	15%	Neutral
Spend (1)	2%	—%	Negative
 ________________

(1)	Our total spend is defined as cost of revenue plus operating expenses.

(2)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

Unbilled Deferred Revenue

The adoption of ASC 606 required a change to the definition of unbilled deferred revenue and new qualitative and quantitative disclosures around our performance obligations. Unbilled deferred revenue represents contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not been recognized. Under ASC 606, unbilled deferred revenue is not included as a receivable or deferred revenue on our Consolidated Balance Sheet. See Note 3, “Revenue Recognition” for more details on Autodesk's performance obligations.

	Three Months Ended April 30, 2018		Three Months Ended April 30, 2017
(in millions)	ASC 606	ASC 605	ASC 605
Deferred revenue	$1,806.4	$1,942.7	$1,801.5
Unbilled deferred revenue	411.5	336.6	30.0
Total deferred revenue	$2,217.9	$2,279.3	$1,831.5

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of large customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At April 30, 2018, we had $1.5 billion in cash and marketable securities. Our cash flow from operations decreased 137% to $(16.9) million, for the three months ended April 30, 2018 compared to $45.2 million from the three months ended April 30, 2017. We repurchased 0.2 million shares of our common stock for $21.0 million during the three months ended April 30, 2018. Comparatively, we repurchased 2.2 million shares of our common stock for $192.0 million during the three months ended April 30, 2017. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Results of Operations

The revenue and spend balances included in the tables below during the three months ended April 30, 2018 are calculated under ASC Topic 606. For comparison of subscription revenue, maintenance revenue, other revenue and total spend during the three months ended April 30, 2018 under ASC 605, refer to the table within Item 2, "Overview" under the title "Impact of New Revenue Accounting Standard."

Net Revenue

Income Statement Presentation

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

Other revenue consists of revenue from consulting, training and other services, and is recognized over time as the services are performed. Other revenue also includes software license revenue from the sale of our discontinued perpetual licenses.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	April 30, 2018	$	%	April 30, 2017
Net Revenue:
Subscription	$350.4	$177.0	102%	$173.4
The increase in subscription revenue is primarily a result of the business model transition as maintenance plan subscriptions migrate to product subscriptions with the M2S program. We also saw growth across all subscription plan types, led by product subscriptions and EBAs.

Maintenance	181.2	(82.4)	(31)%	263.6
The decrease in maintenance revenue is driven by the migration of maintenance plan subscriptions to product subscriptions with the M2S program as well as the discontinuation of new maintenance agreements. We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

Total maintenance and subscription revenue	531.6	94.6	22%	437.0
Other (1)	28.3	(20.4)	(42)%	48.7	The decrease in other revenue is driven by the business model transition and the discontinuation of perpetual license sales.
	$559.9	$74.2	15%	$485.7
____________________

(1)	Previously labeled as "License and other" in prior periods.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: AEC, MFG, ACAD, and M&E.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	April 30, 2018	$	%	April 30, 2017
Net Revenue by Product Family (1):
AEC	$221.8	$35.9	19%	$185.9
Up due to an increase in AEC collections and legacy suites driven by the discontinuation of perpetual licenses and the strong results of our M2S program. Contributing to the growth was an increase in revenue from EBAs and individual AEC product offerings driven by the respective increases in subscription additions.

ACAD	155.6	26.6	21%	129.0	Up due to increases in both AutoCAD LT and AutoCAD driven by increases in subscription additions.
MFG	135.4	7.1	6%	128.3
Up due to an increase in MFG collections and legacy suites driven by the discontinuation of perpetual licenses and the strong results of our M2S program. Contributing to the growth was an increase in revenue from EBAs driven by an increase in subscription additions.

M&E	41.8	5.3	15%	36.5	Up due to an increase in Animation primarily due to an increase in revenue from EBAs driven by an increase in subscription additions.
Other	5.3	(0.7)	(12)%	6.0
	$559.9	$74.2	15%	$485.7
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

Net Revenue by Geographic Area

(in millions)	Three Months Ended April 30, 2018	Change compared to prior fiscal year		Constant Currency Change compared to prior fiscal year	Three Months Ended April 30, 2017
		$	%	%
Net Revenue:
Americas
U.S.	$195.9	$16.1	9%	*	$179.8
Other Americas	37.6	7.3	24%	*	30.3
Total Americas	233.5	23.4	11%	11%	210.1
EMEA	220.9	31.2	16%	16%	189.7
APAC	105.5	19.6	23%	22%	85.9
Total Net Revenue (1)	$559.9	$74.2	15%	15%	$485.7

Emerging Economies	$65.2	$14.3	28%	27%	$50.9
____________________

(1)	Totals may not sum due to rounding.
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

Cost of Revenue and Operating Expenses

Cost of maintenance and subscription revenue includes the labor costs of providing product support to our maintenance and subscription customers, including allocated IT and facilities costs, professional services fees related to operating our network and cloud infrastructure, royalties, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, and stock-based compensation expense.

Cost of other revenue includes labor costs associated with product setup, costs of consulting and training services contracts, and collaborative project management services contracts. Cost of other revenue also includes stock-based compensation expense, direct material and overhead charges, allocated IT and facilities costs, professional services fees and royalties. Direct material and overhead charges include the cost associated with electronic and physical fulfillment.

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(in millions)	April 30, 2018	$	%	April 30, 2017
Cost of revenue:
Maintenance and subscription	$50.4	$(4.5)	(8)%	$54.9	Down primarily due to a decrease in employee-related costs driven by decreased headcount associated with the Fiscal 2018 Plan restructuring.
Other (1)	12.8	(5.8)	(31)%	18.6	Down primarily due to a decrease in employee-related costs driven by decreased headcount associated with the Fiscal 2018 Plan restructuring.
Amortization of developed technology	3.6	(1.1)	(23)%	4.7	Down as previously acquired developed technologies continue to become fully amortized while fewer assets are acquired compared to the prior year.
Total cost of revenue	$66.8	$(11.4)	(15)%	$78.2

Operating expenses:
Marketing and sales	$276.4	$20.7	8%	$255.7	Up due to increased commissions expense, as a result of our adoption of ASC Topic 340-40, and increased employee-related costs from higher headcount.
Research and development	172.8	(14.9)	(8)%	187.7	Down primarily due to a decrease in employee-related costs driven by decreased headcount associated with the Fiscal 2018 Plan restructuring.
General and administrative	72.9	(5.4)	(7)%	78.3	Down due to a decrease in stock-based compensation expense driven by awards that were accelerated as part of the CEO transition during the first quarter of the prior year.
Amortization of purchased intangibles	3.8	(1.9)	(33)%	5.7	Down as previously acquired intangible assets continue to become fully amortized and fewer assets are acquired compared to the prior year.
Restructuring and other facility exit costs, net (2)	22.5	22.8	*	(0.3)
Driven by the Fiscal 2018 Plan to re-balance resources to better align with the Company's strategic priorities and position itself to meet long-term goals. Costs associated with the Fiscal 2018 Plan are principally from employee termination benefits, lease termination costs and other exit costs.

Total operating expenses	$548.4	$21.3	4%	$527.1
____________________

(1)	Previously labeled as "License and other" in prior periods.

(2)	See Note 13, "Restructuring charges and other facility exit costs, net" in the Notes to Condensed Consolidated Financial Statements for additional information.
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the second quarter of fiscal 2019, as compared to the second quarter of fiscal 2018:

	Absolute dollar impact	Percent of net revenue impact
Cost of Revenue	Decrease	Decrease
Marketing and sales	Increase	Decrease
Research and development	Decrease	Decrease
General and administrative	Slight Decrease	Decrease
Amortization of purchased intangibles	Decrease	Relatively Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended April 30,
(in millions)	2018	2017
Interest and investment expense, net	$(13.2)	$(6.9)
Gain (loss) on foreign currency	2.1	(1.0)
Gain on strategic investments and dispositions	2.7	5.7
Other (expense) income	(0.1)	0.4
Interest and other expense, net	$(8.5)	$(1.8)

Interest and other expense, net increased $6.7 million during the three months ended April 30, 2018, as compared to the same period in the prior fiscal year, primarily driven by mark to market losses on deferred compensation plans and increased interest expense resulting from our June 2017 issuance of $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027.

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

Autodesk had an income tax expense of $18.6 million, relative to pre-tax losses of $63.8 million for the three months ended April 30, 2018, and an income tax expense of $8.2 million, relative to pre-tax losses of $121.4 million for the three months ended April 30, 2017. Income tax expense increased primarily due to the mix of increased worldwide earnings, foreign taxes, and withholding taxes. The variance between April 30, 2017, and April 30, 2018, was mainly due to reversal of foreign withholding tax accruals in April 30, 2017.

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

As of April 30, 2018, we had $341.3 million of gross unrecognized tax benefits, of which $307.9 million represents the amount of unrecognized tax benefits that would reduce our valuation allowance, if recognized. The remaining $33.4 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

The Internal Revenue Service is examining the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015.  While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years being examined.

The Tax Act was enacted on December 22, 2017, and provides broad and significant changes to the U.S. tax code and how the U.S. imposes income tax on multinational corporations. The Tax Act requires complex computations to be performed that were not previously provided for in the U.S. tax law. These computations require significant judgments to be made regarding the interpretation of the provisions within the Tax Act, along with preparation and analysis of information not previously required. In conjunction with the Tax Act, the SEC issued SAB 118 that allows us to record provisional amounts until a final assessment can be made within a period not to exceed one year from the date of enactment, which would be during our quarter ending October 31, 2018.

We have not completed our determination of the accounting implications of the Tax Act on our results of operation. There have been no material changes to the Tax Act since January 31, 2018. As additional regulatory guidance is issued and we continue to collect and analyze necessary data, we may make adjustments to provisional amounts previously recorded. We do not anticipate these adjustments to materially impact our provision for income taxes in the period in which the adjustments are made since we are in a full valuation allowance in the U.S.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2018 and 2017, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2018	2017
	(Unaudited)
Gross profit	$493.1	$407.5
Non-GAAP gross profit	$500.2	$416.1
Gross margin	88%	84%
Non-GAAP gross margin	89%	86%
Loss from operations	$(55.3)	$(119.6)
Non-GAAP income (loss) from operations	$29.0	$(39.5)
Operating margin	(10)%	(25)%
Non-GAAP operating margin	5%	(8)%
Net loss	$(82.4)	$(129.6)
Non-GAAP net income (loss)	$14.4	$(34.8)
GAAP diluted net loss per share (1)	$(0.38)	$(0.59)
Non-GAAP diluted net income (loss) per share (1)	$0.06	$(0.16)
GAAP diluted shares used in per share calculation	218.6	219.9
Non-GAAP diluted weighted average shares used in per share calculation	221.6	219.9
_______________

(1)	Net income (loss) per share was computed independently for each of the periods presented; therefore the sum of the net loss per share amount for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2018	2017
	(Unaudited)
Gross profit	$493.1	$407.5
Stock-based compensation expense	3.5	3.9
Amortization of developed technologies	3.6	4.7
Non-GAAP gross profit	$500.2	$416.1
Gross margin	88%	84%
Stock-based compensation expense	1%	1%
Amortization of developed technologies	1%	1%
Non-GAAP gross margin (2)	89%	86%
Loss from operations	$(55.3)	$(119.6)
Stock-based compensation expense	54.4	59.0
Amortization of developed technologies	3.6	4.7
Amortization of purchased intangibles	3.8	5.7
CEO transition costs (1)	—	11.0
Restructuring and other facility exit costs, net	22.5	(0.3)
Non-GAAP income (loss) from operations	$29.0	$(39.5)
Operating margin	(10)%	(25)%
Stock-based compensation expense	10%	12%
Amortization of developed technologies	1%	1%
Amortization of purchased intangibles	1%	1%
CEO transition costs (1)	—%	2%
Restructuring and other facility exit costs, net	4%	—%
Non-GAAP operating margin (2)	5%	(8)%
Net loss	$(82.4)	$(129.6)
Stock-based compensation expense	54.4	59.0
Amortization of developed technologies	3.6	4.7
Amortization of purchased intangibles	3.8	5.7
CEO transition costs (1)	—	11.0
Restructuring and other facility exit costs, net	22.5	(0.3)
Gain on strategic investments and dispositions	(2.7)	(5.7)
Discrete tax items	—	(7.6)
Income tax effect of non-GAAP adjustments	15.2	28.0
Non-GAAP net income (loss)	$14.4	$(34.8)

	Three Months Ended April 30,
	2018	2017
	(Unaudited)
GAAP diluted net loss per share (3)	$(0.38)	$(0.59)
Stock-based compensation expense	0.25	0.27
Amortization of developed technologies	0.02	0.02
Amortization of purchased intangibles	0.02	0.03
CEO transition costs (1)	—	0.04
Restructuring and other facility exit costs, net	0.09	—
Gain on strategic investments and dispositions	(0.01)	(0.03)
Discrete tax items	—	(0.03)
Income tax effect of non-GAAP adjustments	0.07	0.13
Non-GAAP diluted net income (loss) per share (3)	$0.06	$(0.16)
____________________

(1)	CEO transition costs include stock-based compensation of $7.8 million related to the acceleration of eligible stock awards in the three months ended April 30, 2017.

(2)	Totals may not sum due to rounding.

(3)	Net income (loss) per share was computed independently for each of the periods presented; therefore the sum of the net loss per share amount for the quarters may not equal the total for the year.

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

Restructuring and other facility exit costs, net.  These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions or other exit actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, the closure of facilities and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

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

At April 30, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.5 billion and net accounts receivable of $206.7 million.

As of April 30, 2018, we have $1.6 billion aggregate principal amount of Notes outstanding (see Note 12, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion). In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million. This credit agreement contains customary covenants that could restrict the imposition of liens on our assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. The financial covenants consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through April 30, 2018, and after April 30, 2018, a minimum interest coverage ratio. As of June 8, 2018, we have no amounts outstanding under the credit facility. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

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

In connection with the company’s closure of certain offices and reduction of workforces worldwide, the company is in discussions with tax authorities regarding the closure of offices and the redeployment/transfer of assets. At this time, the Company cannot estimate the tax implications of these discussions.

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

As of April 30, 2018, other than what was previously discussed in this section regarding our latest debt issuance and repayment, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of April 30, 2018, approximately 79% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminates U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We expect to meet our liquidity needs through current cash balances, ongoing cash flows, external borrowings, or a combination. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

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

	Three Months Ended April 30,
(in millions)	2018	2017
Net cash (used in) provided by operating activities	$(16.9)	$45.2
Net cash provided by investing activities	47.6	258.5
Net cash used in financing activities	(11.7)	(178.8)

Net cash used in operating activities of $16.9 million for the three months ended April 30, 2018 includes our net loss of $82.4 million.

The primary working capital source of cash was a decrease in accounts receivable from $438.2 million as of January 31, 2018 to $206.7 million as of April 30, 2018. The primary working capital uses of cash were decreases in accrued compensation, other accrued liabilities, and deferred revenue.

Net cash provided by investing was $47.6 million for the three months ended April 30, 2018, and was primarily due to the sale and maturities of marketable securities. These cash inflows were partially offset by capital expenditures and purchases of marketable securities.

At April 30, 2018, our short-term investment portfolio had an estimated fair value of $199.9 million and a cost basis of $193.7 million. The portfolio fair value consists of $83.0 million invested in corporate debt securities, $36.0 million invested in U.S. government securities, $9.2 million invested in asset backed securities, $5.0 million invested in sovereign debt, $4.2 million invested in municipal bonds, and $3.1 million invested in certificates of deposit.

At April 30, 2018, $59.4 million of short-term trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $11.7 million for the three months ended April 30, 2018, and was primarily due to the taxes paid for net settlement of equity awards and repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended April 30, 2018:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	0.1	$110.32	0.1	19.6
March 1 - March 31	—	116.70	—	19.6
April 1 - April 30	0.1	123.65	0.1	19.5
Total	0.2	$113.31	0.2
 ________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date. See Note 15, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

There were no sales of unregistered securities during the three months ended April 30, 2018.

Off-Balance Sheet Arrangements

As of April 30, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Billings—Total revenue plus change in deferred revenue from the beginning to the end of the period.

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

Other Revenue—Consists of revenue from consulting, training and other services, and is recognized over time as the services are performed. Other revenue also includes software license revenue from the sale of our discontinued perpetual licenses.

Subscription Plan—Comprises our term-based product subscriptions, cloud service offerings, and enterprise business agreements (EBAs). Subscriptions represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders. With subscription, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions.

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

Product Subscription—Provide customers the most flexible, cost-effective way to access and manage 3D design, engineering, and entertainment software tools. Our product subscriptions currently represent a hybrid of desktop and SaaS functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders.

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

Subscription revenue—Includes subscription fees from product subscriptions, cloud service offerings, and enterprise business agreements (EBAs).

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

Unbilled deferred revenue—Unbilled deferred revenue represents contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not been recognized. Under ASC 606, unbilled deferred revenue is not included as a receivable or deferred revenue on our Consolidated Balance Sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2018 and January 31, 2018, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $795.5 million and $949.5 million at April 30, 2018 and January 31, 2018, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2018 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2018 and January 31, 2018 would increase the fair value of our foreign currency contracts by $67.0 million and $57.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2018 and January 31, 2018 would decrease the fair value of our foreign currency contracts by $50.4 million and $83.2 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At April 30, 2018, we had $1,035.2 million of cash equivalents and marketable securities, including $199.9 million classified as short-term marketable securities and $171.5 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $1.2 million and $2.3 million, respectively.

Other Market Risk

From time to time we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Note 5, "Financial Instruments," for further discussion regarding our privately held investments.

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

Changes in Internal Control Over Financial Reporting

On February 1, 2018, we implemented new and modified existing internal controls based on the adoption of ASC 606 and ASC 340.  This resulted in changes to our processes related to revenue recognition and underlying control activities, including information systems.  There were no additional changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our other offerings and cloud-based functionality. We want customers using individual Autodesk products to expand their portfolio with our other offerings and cloud-based functionality, and we are taking steps to accelerate this migration. At times, sales of licenses of our AutoCAD and AutoCAD LT or individual Autodesk flagship products have decreased without a corresponding increase in industry collections or cloud-based functionality revenue or without purchases of customer seats to our industry collections. Should this continue, our results of operations will be adversely affected. Also, adoption of our cloud and mobile computing offerings and changes in the delivery of our software and services to our customers, such as product subscription offerings, will change the way in which we recognize revenue relating to our software and services, with a potential negative impact on our financial performance. The accounting impact of these offerings and other business decisions are expected to result in an increase in the percentage of our ratable revenue, as well as recurring revenue, making for a more predictable business over time, while potentially reducing our upfront perpetual revenue stream.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 65% and 63% of our net revenue for the three months ended April 30, 2018 and 2017, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, some portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S.

Risks inherent in our international operations include:

•	economic volatility;

•	tariffs, quotas, and other trade barriers and restrictions;

•	fluctuating currency exchange rates, including risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patterns as compared to the developed world;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, and adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	U.S. and foreign tax law changes impacting how multinational companies are taxed;

•	tax arrangements with foreign governments, including our ability to meet and renew the terms of those tax arrangements;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases.

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

In addition, the United States and other countries have from time to time proposed and enacted protectionist trade policies. While the impact of the current U.S. administration’s changes to foreign trade policy remains uncertain, an escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance or other trade policies, may increase the cost of, or otherwise interfere with, conducting our business.

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
As we digitize the Company and use cloud and web base technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of our and our customers' information. Like other software products and systems, ours are vulnerable to security incidents. We devote resources to maintain the security and integrity of our systems, products, services and applications (online, mobile and desktop). We accomplish this by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates and accelerating our incident response time. Despite these efforts, we may not prevent security incidents.
Hackers regularly have targeted our systems, products, services and applications, and we expect them to do so in the future. Security incidents could disrupt the proper functioning of our systems, products or services; cause errors in the output of our customers' work; allow unauthorized access to sensitive, data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive outcomes.
The risk of a security incident, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, malicious file uploads, backdoor trojans and distributed denial of service (DDoS) attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners or users to disclose information to gain access to our data or our users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. Despite efforts to create security barriers to such threats, it is virtually impossible for us to entirely eliminate this risk.
If any of the foregoing security incidents were to occur, our reputation may suffer, our competitive position may be diminished, customers may stop buying our products and services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.

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
The General Data Protection Regulation ("GDPR") is applicable in all EU member states as of May 25, 2018, and replaces the current EU Data Protection Directive. The GDPR introduces new data protection requirements in the EU and substantial fines for non-compliance. The GDPR increases our responsibility and potential liability in relation to personal data, and we have and will continue to put in place additional processes and programs to demonstrate compliance. Compliance with these laws is costly and could delay or impede the development of new offerings. Any failure to comply with GDPR or other data privacy laws could lead to government enforcement actions and significant penalties. Further, any perceived privacy right violation could result in reputational harm, third-party claims, lawsuits or investigations. Additionally, we store customer information and content and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us.
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

We rely on third-parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us o our customers, employees, or partners. Any third party security incident could compromise the integrity of, or availability or result in the theft of, data. In addition, our operations, or the operations of our customers or partners, could be negatively affected in the event of a security breach, and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our products and services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
Delays in service from third-party service providers could expose us to liability, harm our reputation, damage our competitiveness and adversely impact our financial performance.

From time to time, we may rely on a single or limited number of suppliers, or upon suppliers in a single country, for the provision of various services and materials that we use in the operation of our business and production of our products. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

If we do not maintain good relationships with the members of our distribution channel, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our products, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2018 and 2017, approximately 71% and 70%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data. Tech Data accounted for 34% and 30% of our total net revenue for the three months ended April 30, 2018 and April 30, 2017, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. Further, our distributors and resellers may lose confidence in our business model transition, move to competitive products, or may not have the skills or ability to support customers under the subscription model. The loss of or a significant reduction in business with those distributors or resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

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

•	perceived or actual technical or other problems with a product or combination of products;

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;

•	increases in cloud functionality-related expenses;

•	timing of product releases and retirements;

•	changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures;

•	changes in sales compensation practices;

•	failure to effectively implement our copyright legalization programs, especially in developing countries;

•	failure to achieve sufficient sell-through in our channels for new or existing products;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	interruptions or terminations in the business of our consultants or third-party developers;

•	the timing and degree of expected investments in growth and efficiency opportunities;

•	failure to achieve continued success in technology advancements;

•	catastrophic events or natural disasters;

•	regulatory compliance costs;

•	potential goodwill impairment charges related to prior acquisitions; and

•	failure to appropriately estimate the scope of services under consulting arrangements.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2018, combined revenue from our AutoCAD and AutoCAD LT products, not including collections (formerly suites) having AutoCAD or AutoCAD LT as a component, represented 28% of total net revenue compared to 27% during the three months ended April 30, 2017.

We are investing in resources to update and improve our information technology systems to digitize the Company and support our business model transition. Should our investments not succeed, or if delays or other issues with new or existing information technology systems disrupt our operations, our business model transition could be compromised and our business could be harmed.

We rely on our network and data center infrastructure, technology systems and our websites for our development, marketing, operational, support, sales, accounting and financial reporting activities. We continually invest resources to update and improve these systems in order to meet the evolving requirements of our business and customers. In particular, our transition to cloud-based products and a subscription-only business model involves considerable investment in the development of technologies, as well as back-office systems for technical, financial, compliance and sales resources.

Such improvements are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of customers, loss of revenue, errors in our accounting and financial reporting or damage to our reputation, all of which could compromise our business model transition.

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

In connection with the company’s closure of certain offices and reduction of workforces worldwide, the company is in discussions with tax authorities regarding the closure of offices and the redeployment/transfer of assets. At this time the Company cannot estimate the tax implications of these discussions.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the Tax Act, which impacts our tax obligations and effective tax rate beginning in our fiscal 2018 tax year. Increasingly, governmental tax authorities are scrutinizing corporate tax strategies. Many countries in the European Union, as well as other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Uncertainties in the interpretation and application of the Tax Act could materially affect our tax obligations and effective tax rate.

The Tax Act provides broad and significant changes to the U.S. tax code and how the U.S. imposes income tax on multinational corporations. Due to the complexity and varying interpretations of the Tax Act, the U.S. Department of the Treasury and other standard-setting bodies may issue regulations and interpretative guidance that could significantly impact how we will apply the law and our results of operations from the Tax Act.

The Tax Act requires complex computations to be performed that were not previously provided for in the U.S. tax law. These computations require significant judgments to be made regarding the interpretation of the provisions within the Tax Act along with preparation and analysis of information not previously required. SAB 118 allows for the Company to record provisional amounts until a final assessment can be made within a period not to exceed one year from the date of enactment, which would be during our quarter ending October 31, 2018. As a result, we recorded a provisional estimate on the effect of the Tax Act in our January 31, 2018, financial statements based on our initial assessment. As additional regulatory guidance is issued and we continue to collect and analyze necessary data, we may make adjustments to provisional amounts previously recorded. We do not anticipate these adjustments to materially impact our provision for income taxes in the period in which an adjustment is made since we have provided for a full valuation allowance against our provision in the U.S.

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

For example, in May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP.  This standard establishes a principle for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.  In August 2015, the FASB subsequently issued ASU 2015-14, which deferred the effectiveness of ASU 2014-09, so that it is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  The revised effective date for the Company under the new standard is the beginning of fiscal 2019. We are implementing changes to our policies, procedures and systems in order to successfully adopt the standard. This new standard is both technical and complex, and we expect to incur significant ongoing costs to implement and maintain compliance with this new standard. In addition, there may be greater uncertainty with respect to projecting revenue results from future operations as we work through the new revenue recognition standard.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. In fiscal 2016, we determined that it was more likely than not that the Company would not realize our U.S. deferred tax assets and established a valuation allowance against our U.S. deferred tax assets. We continued to have a full valuation allowance against our U.S. deferred assets in fiscal 2019. Changes in the amount of the valuation allowance could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

We issued $1.6 billion aggregate principal amount of unsecured notes in debt offerings and have an existing $400.0 million revolving credit facility, and expect to incur other debt in the future, which may adversely affect our financial condition and future financial results.

In June 2017, we issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027. In June 2015, we issued 3.125% notes due June 15, 2020 in an aggregate principal amount of $450.0 million and 4.375% notes due June 15, 2025 in an aggregate principal amount of $300.0 million. In December 2012, we issued 3.6% notes due December 15, 2022 in an aggregate principal amount of $350.0 million. As the debt matures, we will have to expend significant resources to either repay or refinance these notes. For example, in July 2017, we redeemed outstanding senior notes due December 15, 2017 for a total cash repayment of $401.8 million by using the proceeds the from notes we issued in 2017. If we decide to refinance notes in the future, we may be required to do so on different or less favorable terms or we may be unable to refinance the notes at all, both of which may adversely affect our financial condition.

We also have a $400.0 million revolving credit facility. As of April 30, 2018, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended April 30, 2018.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 21, 2018)

10.1*
Participants, target awards and payout formulas for fiscal year 2019 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 26, 2018)

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

Dated: June 8, 2018

AUTODESK, INC.
(Registrant)

/s/ PAUL UNDERWOOD
Paul Underwood
Vice President and Corporate Controller
(Principal Accounting Officer)