Form 10-Q
period 2018-07-31
AUTODESK INC
filed 2018-08-30
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
As of August 24, 2018, registrant had outstanding 218,616,633 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net revenue:
Subscription	$420.6	$196.1	$771.0	$369.5
Maintenance	166.4	261.8	347.6	525.4
Total subscription and maintenance revenue	587.0	457.9	1,118.6	894.9
Other (1)	24.7	43.9	53.0	92.6
Total net revenue	611.7	501.8	1,171.6	987.5
Cost of revenue:
Cost of subscription and maintenance revenue	54.1	52.8	104.5	107.7
Cost of other revenue (2)	12.3	17.8	25.1	36.4
Amortization of developed technology	3.4	4.0	7.0	8.7
Total cost of revenue	69.8	74.6	136.6	152.8
Gross profit	541.9	427.2	1,035.0	834.7
Operating expenses:
Marketing and sales	289.1	257.6	565.5	513.3
Research and development	180.8	193.8	353.6	381.5
General and administrative	79.1	78.0	152.0	156.3
Amortization of purchased intangibles	3.8	4.9	7.6	10.6
Restructuring and other exit costs, net	13.8	0.5	36.3	0.2
Total operating expenses	566.6	534.8	1,115.0	1,061.9
Loss from operations	(24.7)	(107.6)	(80.0)	(227.2)
Interest and other income (expense), net	1.3	(18.8)	(7.2)	(20.6)
Loss before income taxes	(23.4)	(126.4)	(87.2)	(247.8)
Provision for income taxes	(16.0)	(17.6)	(34.6)	(25.8)
Net loss	$(39.4)	$(144.0)	$(121.8)	$(273.6)
Basic net loss per share	$(0.18)	$(0.66)	$(0.56)	$(1.25)
Diluted net loss per share	$(0.18)	$(0.66)	$(0.56)	$(1.25)
Weighted average shares used in computing basic net loss per share	219.0	219.5	218.8	219.7
Weighted average shares used in computing diluted net loss per share	219.0	219.5	218.8	219.7
____________________

(1)	Previously labeled as "License and other" in prior periods.

(2)	Previously labeled as "Cost of license and other revenue" in prior periods.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net loss	$(39.4)	$(144.0)	$(121.8)	$(273.6)
Other comprehensive (loss) income, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of ($1.1), $0.9, ($1.8), and $1.4, respectively)	11.6	(11.6)	17.6	(13.0)
Change in net unrealized (loss) gain on available-for-sale debt securities (net of tax effect of $(0.1), $0.4, $0.0 and $0.1, respectively)	(1.3)	(0.5)	(0.7)	0.2
Change in defined benefit pension items (net of tax effect of ($0.1), $0.0, ($1.5) and $0.0, respectively)	2.3	0.3	10.0	(0.2)
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.2, ($0.6), $0.5 and ($0.9), respectively)	(29.7)	25.2	(54.0)	38.6
Total other comprehensive (loss) income	(17.1)	13.4	(27.1)	25.6
Total comprehensive loss	$(56.5)	$(130.6)	$(148.9)	$(248.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$895.4	$1,078.0
Marketable securities	274.4	245.2
Accounts receivable, net	234.4	438.2
Prepaid expenses and other current assets	194.6	116.5
Total current assets	1,598.8	1,877.9
Marketable securities	128.1	190.8
Computer equipment, software, furniture and leasehold improvements, net	146.8	145.0
Developed technologies, net	23.7	27.1
Goodwill	1,658.7	1,620.2
Deferred income taxes, net	81.5	81.7
Other assets	195.4	170.9
Total assets	$3,833.0	$4,113.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82.2	$94.7
Accrued compensation	163.2	250.9
Accrued income taxes	38.8	28.0
Deferred revenue	1,491.5	1,551.6
Other accrued liabilities	139.4	198.0
Total current liabilities	1,915.1	2,123.2
Long-term deferred revenue	308.0	403.5
Long-term income taxes payable	41.5	41.6
Long-term deferred income taxes	88.2	66.6
Long-term notes payable, net	1,587.2	1,586.0
Other liabilities	134.6	148.7
Stockholders’ deficit:
Common stock and additional paid-in capital	2,012.5	1,952.7
Accumulated other comprehensive loss	(150.9)	(123.8)
Accumulated deficit	(2,103.2)	(2,084.9)
Total stockholders’ deficit	(241.6)	(256.0)
Total liabilities and stockholders' deficit	$3,833.0	$4,113.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2018	2017
Operating activities:
Net loss	$(121.8)	$(273.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	46.3	56.8
Stock-based compensation expense	111.3	134.4
Deferred income taxes	(0.3)	8.6
Restructuring and other exit costs, net	36.6	0.2
Other operating activities	(1.3)	7.7
Changes in operating assets and liabilities
Accounts receivable	204.2	185.5
Prepaid expenses and other current assets	7.9	(2.4)
Accounts payable and accrued liabilities	(201.3)	(98.6)
Deferred revenue	(66.7)	(9.9)
Accrued income taxes	11.5	(36.0)
Net cash provided by (used in) operating activities	26.4	(27.3)
Investing activities:
Purchases of marketable securities	(110.1)	(299.7)
Sales of marketable securities	27.0	110.8
Maturities of marketable securities	119.6	420.3
Capital expenditures	(36.7)	(26.4)
Acquisitions, net of cash acquired	(34.1)	—
Other investing activities	(6.0)	(4.3)
Net cash (used in) provided by investing activities	(40.3)	200.7
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	50.4	55.9
Taxes paid related to net share settlement of equity awards	(53.0)	(49.8)
Repurchases of common stock	(154.7)	(315.2)
Proceeds from debt, net of discount	—	496.9
Repayment of debt	—	(400.0)
Other financing activities	—	(5.8)
Net cash used in financing activities	(157.3)	(218.0)
Effect of exchange rate changes on cash and cash equivalents	(11.4)	5.6
Net decrease in cash and cash equivalents	(182.6)	(39.0)
Cash and cash equivalents at beginning of period	1,078.0	1,213.1
Cash and cash equivalents at end of period	$895.4	$1,174.1

Supplemental cash flow disclosure:
Non-cash investing activities:
Fair value of common stock issued as consideration for business combination (See Note 8)	$44.8	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2018, and for the three and six months ended July 31, 2018 and 2017, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2018 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2019, or for any other period. Further, the balance sheet as of January 31, 2018 has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed on March 22, 2018.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2018, that are of significance, or potential significance, to the Company.

Accounting standards adopted

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB Accounting Standards Update ("ASU") No. 2017-05, "Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU, among other things, clarifies the scope of the derecognition of nonfinancial assets, the definition of in-substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The new guidance was adopted prospectively as there was no impact on the Company's prior periods consolidated statements of financial position and results of operations which would be reflected in either the full or modified retrospective transition approach. The future effect of the adoption will depend upon the nature of the Company's future dispositions, if any.

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business" which provides a more robust framework to use in determining when a set of assets and activities is considered a business. The new guidance was applied on a prospective basis and the adoption did not have any impact on Autodesk's consolidated financial statements. Any future effect of the adoption will depend upon the nature of the Company's future acquisitions, if any.

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The new guidance was applied on a modified retrospective basis with a cumulative increase of $1.9 million to the opening balance of "Accumulated deficit" at February 1, 2018. The ASU did not have any other material impacts on Autodesk's Condensed Consolidated Financial Statements.

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB ASU No. 2016-01 regarding Accounting Standards Codification ("ASC") Topic 825-10, "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value, unless the measurement alternative method has been elected for equity investments without readily determinable fair values ("non-marketable equity securities"), with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. Under the measurement alternative method, the non-marketable equity securities will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which will be recorded within the Condensed Consolidated Statement of Operations. The determination of whether a transaction is for a similar investment will require significant management judgment including consideration of the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company.

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

Revenue from contracts with customers

Effective in the first quarter of fiscal 2019, Autodesk adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the subsequent and related ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20.

Under ASC Topic 606, the Company has concluded that the desktop software and related substantial cloud functionality that are included in the majority of its product subscription offerings and enterprise arrangements are not distinct in the context of the contract as they are considered highly interrelated and represent a single combined performance obligation that should be recognized over time. Therefore, the adoption of ASC Topic 606 has not resulted in a material change in the timing and amount of the recognition of revenue for the majority of the Company's product subscription offerings and enterprise arrangements.

One impact of the new standard relates to product subscriptions that do not incorporate substantial cloud functionality. A limited number of Autodesk's product subscriptions do not incorporate substantial cloud functionality, and therefore are not considered highly interrelated. Under ASU 2014-09, these limited number of product subscriptions are recognized as separate and distinct license and service performance obligations. Under ASC Topic 605, licenses sold with undelivered elements without vendor-specific objective evidence ("VSOE") are recognized ratably over the term of the undelivered elements. Under ASC Topic 606, Autodesk is no longer required to establish VSOE to recognize software license revenue separately from the other elements and recognizes software licenses once the customer obtains control of the license, which is generally upon delivery of the license. Therefore, revenue allocated to the licenses in these offerings under ASC Topic 606 is recognized at a point in time instead of over the contract term.

Autodesk adopted ASC Topic 606 using the modified retrospective method, with a cumulative decrease of $89.0 million to the opening balance of "Accumulated deficit" at February 1, 2018. Autodesk applied the standard only to contracts that are not completed as of the date of initial application. The comparative information has not been adjusted and continues to be reported under ASC Topic 605. The details of the quantitative impact of the adoption on the three and six months ended July 31, 2018, are shown below. See Note 3, "Revenue Recognition" for disclosures under the new standard.

Costs to acquire a contract from a customer

With the adoption of ASC Topic 606, Autodesk also adopted ASC Topic 340-40, "Other Assets and Deferred Costs—Contracts with Customers." Prior to the adoption of ASC Topic 340-40, Autodesk previously recognized compensation paid to sales employees and certain resellers related to obtaining customer contracts in marketing and sales expense in the Consolidated Statements of Operations when incurred. Under ASC Topic 340-40, Autodesk capitalizes this sales compensation as contract costs when they are incremental, directly incurred to obtain a contract with a customer and expected to be recoverable. The contract costs are amortized based on the transfer of goods or services to which the contract costs relate.

Under the modified retrospective method, Autodesk booked a cumulative decrease of $90.4 million to the opening balance of "Accumulated deficit" at February 1, 2018. The comparative information has not been adjusted and continues to be reported as incurred. The details of the quantitative impact of the adoption on the three and six months ended July 31, 2018, are shown below. See Note 11, "Deferred Compensation" for disclosures under the new standard.

Quantitative effect of ASC Topic 606 and 340-40 adoption

The following table shows select line items that were materially impacted by the adoption of ASC Topics 606 and 340-40 on Autodesk’s unaudited Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2018:

	For the Three Months Ended July 31, 2018			For the Six Months Ended July 31, 2018
	As Reported	Impact from the adoption of ASC 606 and 340-40	As Adjusted	As Reported	Impact from the adoption of ASC 606 and 340-40	As Adjusted
Net revenue (1)
Subscription	$420.6	$(4.6)	$416.0	$771.0	$1.7	$772.7
Maintenance	166.4	(1.1)	165.3	347.6	4.3	351.9
Other	24.7	4.5	29.2	53.0	6.4	59.4
Cost of revenue (1)
Cost of subscription and maintenance revenue	54.1	—	54.1	104.5	(0.1)	104.4
Cost of other revenue	12.3	0.4	12.7	25.1	0.7	25.8
Operating expenses (1):
Marketing and sales	289.1	(10.8)	278.3	565.5	(24.4)	541.1
Provision for income taxes	(16.0)	3.1	(12.9)	(34.6)	(1.5)	(36.1)
Net loss (2)	$(39.4)	$12.3	$(27.1)	$(121.8)	$34.7	$(87.1)
Basic net loss per share	$(0.18)	$0.06	$(0.12)	$(0.56)	$0.16	$(0.40)
Diluted net loss per share	$(0.18)	$0.06	$(0.12)	$(0.56)	$0.16	$(0.40)
____________________

(1)	While not shown here, gross margin, loss from operations, and loss before income taxes have consequently been affected as a result of the net effect of the adjustments noted above.

(2)
The impact on the unaudited Condensed Consolidated Statements of Comprehensive Loss is limited to the net effects of the impacts noted above on the Condensed Consolidated Statements of Operations, specifically on the line item "Net loss."

The following table shows select line items that were materially impacted by the adoption of ASC Topics 606 and 340-40 on Autodesk’s unaudited Condensed Consolidated Balance Sheet as of July 31, 2018:

	As reported	Impact from the adoption of ASC 606 and 340-40	As Adjusted
ASSETS
Current assets:
Accounts receivable, net	$234.4	$53.0	$287.4
Prepaid expenses and other current assets (1)	194.6	(70.1)	124.5
Deferred income taxes, net	81.5	11.0	92.5
Other assets (1)	195.4	(18.0)	177.4
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued income taxes	38.8	(1.4)	37.4
Deferred revenue	1,491.5	99.1	1,590.6
Other accrued liabilities	139.4	2.4	141.8
Long-term deferred revenue	308.0	25.3	333.3
Long-term income taxes payable	41.5	(0.2)	41.3
Long-term deferred income taxes	88.2	(4.6)	83.6
Accumulated deficit (2)	(2,103.2)	(144.7)	(2,247.9)
____________________

(1)
Short term and long term "contract assets" under ASC Topic 606 are included within "Prepaid expenses and other current assets" and "Other assets", respectively, on the unaudited Condensed Consolidated Balance Sheet.

(2)	Included in the "Accumulated deficit" adjustment is $179.4 million for the cumulative effect adjustment of adopting ASC Topic 606 and 340-40 on the opening balance as of February 1, 2018.

Adoption of the standard had no impact to net cash provided by or (used in) operating, financing, or investing activities on the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

Recently issued accounting standards not yet adopted

In February 2018, FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendment allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.  The amendment only impacts the income tax effect of the passage of the Tax Cuts and Jobs Act but does not affect the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations.  The amendment is effective for Autodesk's fiscal year beginning February 1, 2019, unless Autodesk elects early adoption, which Autodesk is still evaluating.  Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The targeted amendments help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The amendments are effective for Autodesk's fiscal year beginning February 1, 2019. Autodesk will not early adopt. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In June 2016, FASB issued ASU No. 2016-13 regarding ASC Topic 326, "Financial Instruments - Credit Losses," which modifies the measurement of expected credit losses of certain financial instruments. Autodesk plans to adopt ASU 2016-13 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2020. Autodesk does not believe the ASU will have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (ASC Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The new standard requires entities to reflect the net present value of all future fixed lease payments for both operating and finance leases. It also requires entities to disclose fixed and variable lease payments separately and by lease type (operating vs. finance leases). ASU 2016-02 requires a modified retrospective approach with optional practical expedients.

Autodesk has elected to not reassess the lease classification of existing leases and to combine lease and non-lease components for new leases post adoption. Autodesk is currently in the process of evaluating if it will elect any of the other remaining practical expedient options. In addition, FASB issued ASU No. 2018-10 and 2018-11 in July 2018, to help provide interpretive clarifications on various issues raised by stakeholders. ASU 2018-10 clarifies ambiguous or potentially conflicting guidance in ASU 2016-02 but is not expected to have a material impact on Autodesk. ASU 2018-11 provides an additional transition option to apply ASU 2016-02 upon adoption of the new standard. Autodesk will use this option and apply ASU 2016-02 to leases active as of the adoption date of the new standard, February 1, 2019.

Autodesk has made and will continue to make investments in systems and processes to enable timely and accurate reporting under ASC Topic 842.  Autodesk currently expects that necessary operational changes will be implemented prior to the adoption date and expects that most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption. Autodesk is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures and cannot currently estimate the financial statement impact of adoption.

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

For product subscriptions, industry collections, and enterprise business agreement ("EBA") subscriptions in which the desktop software and related cloud functionality are highly interrelated, the combined performance obligation is recognized ratably over the contract term as the obligation is delivered. For contracts involving distinct software licenses, the license performance obligation is satisfied at a point in time when control is transferred to the customer. For standalone maintenance subscriptions, cloud subscriptions, and technical support services, the performance obligation is satisfied ratably over the contract term as those services are delivered. For consulting services, the performance obligation is satisfied over a period of time as those services are delivered.

When an arrangement includes multiple performance obligations which are concurrently delivered and have the same pattern of transfer to the customer (the services transfer to the customer over the contract period), we account for those performance obligations as a single performance obligation.

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price ("SSP") of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that should be allocated based on the relative SSP of the various products and services.

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

Our indirect channel model includes both a two-tiered distribution structure, where Autodesk sells to distributors that subsequently sell to resellers, and a one-tiered structure where Autodesk sells directly to resellers. For these arrangements, transfer of control begins at the time access to our subscriptions is made available electronically to our customer, provided all other criteria for revenue recognition are met. Judgment is required to determine whether our distributors and resellers have the ability to honor their commitment to pay, regardless of whether they collect payment from their customers. If we were to change this assessment, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

As part of the indirect channel model, we have a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. Incentives related to our subscription program are recorded as a reduction to deferred revenue in the period the subscription transaction is billed, and are subsequently recognized as a reduction to subscription revenue over the contract period. A small portion of partner incentives reduce other revenue in the current period. These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are recorded on the balance sheet as either contra accounts receivable or accounts payable.

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and flexible enterprise business arrangements ("EBAs"), (2) renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license, and (3) consulting, training and other goods and services. The three categories are presented as line items on Autodesk's unaudited Condensed Consolidated Statements of Operations.

Information regarding the components of Autodesk's net revenue from contracts with customers by geographic location, product family, and sales channel is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Net revenue by product family (1):
Architecture, Engineering and Construction	$243.1	$189.6	$464.9	$375.5
Manufacturing	146.1	132.3	281.5	260.6
AutoCAD and AutoCAD LT	176.6	135.6	332.2	264.6
Media and Entertainment	41.7	38.0	83.5	74.5
Other	4.2	6.3	9.5	12.3
Total net revenue	$611.7	$501.8	$1,171.6	$987.5

Net revenue by geographic area:
Americas
U.S.	$205.2	$184.6	$401.1	$364.4
Other Americas	42.3	29.4	79.9	59.7
Total Americas	247.5	214.0	481.0	424.1
Europe, Middle East and Africa	248.3	199.3	469.2	389.0
Asia Pacific	115.9	88.5	221.4	174.4
Total net revenue	$611.7	$501.8	$1,171.6	$987.5

Net revenue by sales channel:
Indirect	$440.2	$354.7	$838.5	$694.8
Direct	171.5	147.1	333.1	292.7
Total net revenue	$611.7	$501.8	$1,171.6	$987.5
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 45 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

As of July 31, 2018, Autodesk had total billed and unbilled deferred revenue of $2.2 billion, which represents the total contract price allocated to undelivered performance obligations, which are generally recognized over the next three years. We expect to recognize $1.6 billion or 74% of this revenue during the next 12 months. We expect to recognize the remaining $0.6 billion or 26% of this revenue thereafter.

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2018. Deferred revenue relates to payments received in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the six months ended July 31, 2018, that was included in the deferred revenue balances at January 31, 2018, was $922.5 million. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers, which may lead to an increase in our deferred revenue balance over time.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 35% of Autodesk’s total net revenue for both the three and six months ended July 31, 2018 and 31% and 30% for the three and six months ended July 31, 2017, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 32% and 31% of trade accounts receivable at July 31, 2018 and January 31, 2018, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2018 and January 31, 2018:

	July 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$5.0	$—	$—	$5.0	$—	$5.0	$—
Certificates of deposit	11.5	—	—	11.5	—	11.5	—
Commercial paper	269.5	—	—	269.5	—	269.5	—
Custody cash deposit	1.7	—	—	1.7	1.7	—	—
Municipal bonds	5.0	—	—	5.0	—	5.0	—
Money market funds	122.9	—	—	122.9	122.9	—	—
Sovereign debt	5.0	—	—	5.0	—	5.0	—
U.S. government securities	11.5	—	—	11.5	—	11.5	—
Marketable securities:
Short-term
Agency bonds	12.5	—	—	12.5	—	12.5	—
Asset backed securities	12.1	—	—	12.1	—	12.1	—
Certificates of deposit	7.7	—	—	7.7	—	7.7	—
Commercial paper	62.7	—	—	62.7	—	62.7	—
Corporate debt securities	64.9	—	(0.2)	64.7	—	64.7	—
Municipal bonds	5.0	—	—	5.0	—	5.0	—
Sovereign debt	6.5	—	—	6.5	—	6.5	—
U.S. government securities	41.4	—	(0.2)	41.2	—	41.2	—
Short-term trading securities
Mutual funds	53.9	8.1	—	62.0	62.0	—	—
Long-term
Agency bonds	12.5	—	(0.1)	12.4	—	12.4	—
Asset backed securities	27.1	—	(0.3)	26.8	—	26.8	—
Corporate debt securities	74.0	0.1	(0.5)	73.6	—	73.6	—
Municipal bonds	7.7	—	(0.1)	7.6	—	7.6	—
U.S. government securities	5.0	—	—	5.0	—	5.0	—
Sovereign debt	2.7	—	—	2.7	—	2.7	—
Convertible debt securities (2)	7.5	1.4	(2.3)	6.6	—	—	6.6
Derivative contract assets (3)	1.7	12.8	(1.6)	12.9	—	12.0	0.9
Derivative contract liabilities (4)	—	—	(6.9)	(6.9)	—	(6.9)	—
Total	$837.0	$22.4	$(12.2)	$847.2	$186.6	$653.1	$7.5
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$5.0	$—	$—	$5.0	$5.0	$—	$—
Certificates of deposit	17.4	—	—	17.4	17.4	—	—
Commercial paper	324.2	—	—	324.2	—	324.2	—
Corporate debt securities	5.0	—	—	5.0	5.0	—	—
Custody cash deposit	5.2	—	—	5.2	5.2	—	—
Money market funds	278.8	—	—	278.8	—	278.8	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	2.0	—	—	2.0	—	2.0	—
Marketable securities:
Short-term
Asset backed securities	13.1	—	—	13.1	—	13.1	—
Commercial paper	27.5	—	—	27.5	—	27.5	—
Corporate debt securities	99.4	—	(0.1)	99.3	99.3	—	—
Other (2)	9.2	—	—	9.2	7.7	1.5	—
U.S. government securities	37.1	—	—	37.1	37.1	—	—
Short-term trading securities
Mutual funds	50.1	8.9	—	59.0	59.0	—	—
Long-term
Agency bonds	13.7	—	(0.1)	13.6	13.6	—	—
Asset backed securities	36.8	—	(0.2)	36.6	—	36.6	—
Corporate debt securities	100.2	0.1	(0.4)	99.9	99.9	—	—
Municipal bonds	12.7	—	(0.1)	12.6	12.6	—	—
Sovereign debt	2.8	—	—	2.8	—	2.8	—
U.S. government securities	25.5	—	(0.2)	25.3	25.3	—	—
Convertible debt securities (3)	7.5	0.5	(0.2)	7.8	—	—	7.8
Derivative contract assets (4)	2.0	7.5	(1.3)	8.2	—	7.2	1.0
Derivative contract liabilities (5)	—	—	(26.6)	(26.6)	—	(26.6)	—
Total	$1,080.2	$17.0	$(29.2)	$1,068.0	$392.1	$667.1	$8.8
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of agency bonds, certificates of deposit, sovereign debt, and municipal bonds.

(3)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. Autodesk reviews its leveling classifications for any potential changes on a quarterly basis, in conjunction with our fiscal quarter-end close. As part of this assessment, Autodesk transferred the fair value measurement of $245.2 million between Level 1 to Level 2 and $122.9 million between Level 2 to Level 1 during the six months ended July 31, 2018. It is Autodesk's assessment that the leveling best reflects current market activity when observing the pricing information for these assets.

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

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2018 follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2018	$1.0	$7.8	$8.8
Purchases	—	—	—
Loss included in earnings	(0.1)	—	(0.1)
Loss included in OCI	—	(1.2)	(1.2)
Balances, July 31, 2018	$0.9	$6.6	$7.5

The following table summarizes the estimated fair value of Autodesk's securities classified by the contractual maturity date of the security:

	July 31, 2018
	Cost	Fair Value
Due within 1 year	$220.3	$219.0
Due in 1 year through 5 years	124.3	123.4
Due in 5 years through 10 years	3.7	3.7
Due after 10 years	1.0	1.0
Total	$349.3	$347.1

As of July 31, 2018, and January 31, 2018, Autodesk had no material securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

There was no loss or gain for the sales or redemptions of securities during the six months ended July 31, 2018. Gains and losses resulting from the sale or redemption of securities are recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the six months ended July 31, 2018 and 2017, were $146.6 million and $531.1 million, respectively.

Non-marketable equity securities

As of July 31, 2018, and January 31, 2018, Autodesk had $113.1 million and $112.3 million, respectively, in direct investments in privately held companies. These non-marketable equity securities investments do not have readily determined fair value and with the adoption of ASU 2016-01 during the first quarter of fiscal 2019, Autodesk elected to use the measurement alternative to account for the adjustment to these investments in a given quarter. See "Note 2. Recently Issued Accounting Standards" for more details on the adoption.

Under the measurement alternative method, these investments are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. To determine if a transaction is for a similar investment, Autodesk considers the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. The fair value would then be adjusted positively or negatively based on available information such as pricing in recent rounds of financing. During the six months ended July 31, 2018 and cumulative since the adoption of ASU 2016-01 in the first quarter of fiscal 2019, Autodesk recorded $6.2 million as a positive adjustment on certain of its privately held investments, reflected as a gain in "Interest and other income (expense), net" on the Company's Condensed Consolidated Statement of Operations.

Non-marketable equity securities investments are periodically assessed for impairment based on available information such as current cash positions, earnings and cash flow positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Autodesk does not intend to sell these investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost basis. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. During the three and six months ended July 31, 2018, Autodesk recorded $2.8 million and $4.8 million, respectively, in impairments on its privately held investments. Therefore, Autodesk does not consider the remaining investments to be impaired at July 31, 2018. During the three and six months ended July 31, 2017, Autodesk recorded $3.6 million and $4.1 million, respectively, in impairments on its privately held investments.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk's general practice is to hedge a portion of transaction exposures primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, and Australian dollars. These instruments have maturities between one and twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

The net notional amounts of these contracts are presented net settled and were $639.3 million at July 31, 2018, and $619.9 million at January 31, 2018. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $1.0 million remaining in “Accumulated other comprehensive loss” as of July 31, 2018, is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized in “Interest and other income (expense), net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $339.0 million at July 31, 2018, and $329.6 million at January 31, 2018.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in “Interest and other income (expense), net.”

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2018 and January 31, 2018:

	Balance Sheet Location	Fair Value at
		July 31, 2018	January 31, 2018
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$10.4	$6.2
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	2.5	2.0
Total derivative assets		$12.9	$8.2
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$4.6	$18.7
Derivatives not designated as hedging instruments	Other accrued liabilities	2.3	7.9
Total derivative liabilities		$6.9	$26.6

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2018 and 2017 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion)	$6.4	$(9.3)	$13.3	$(11.4)
Amount and location of (loss) gain reclassified from accumulated other comprehensive loss into (loss) income (effective portion)
Net revenue	$(3.5)	$2.8	$(6.0)	$4.8
Operating expenses	(1.6)	(0.5)	1.7	(3.2)
Total	$(5.1)	$2.3	$(4.3)	$1.6
Amount and location of gain (loss) recognized in (loss) income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other income (expense), net	$0.7	$0.1	$0.5	$(0.1)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2018 and 2017 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Amount and location of gain (loss) recognized on derivatives in net (loss)
Interest and other income (expense), net	$1.4	$(6.5)	$6.0	$(8.3)

6. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the six months ended July 31, 2018, is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2018	5,670.7	$82.94
Granted	476.7	142.47
Vested	(989.6)	79.10
Canceled/Forfeited	(411.0)	85.49
Performance Adjustment (1)	29.9	96.04
Unvested restricted stock units at July 31, 2018	4,776.7	$90.34

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2018 performance period. The performance stock units were attained at rates ranging from 90.0% to 117.6% of the target award.

The fair value of the shares vested during the six months ended July 31, 2018 and 2017 was $133.7 million and $116.9 million, respectively.

During the six months ended July 31, 2018, Autodesk granted 0.3 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $44.1 million and $52.0 million during the three months ended July 31, 2018 and 2017, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $85.8 million and $102.0 million during the six months ended July 31, 2018 and 2017, respectively. The $52.0 million and $102.0 million of stock-based compensation expense for the three and six months ended July 31, 2017, respectively, includes $5.9 million and $9.1 million, respectively, related to the acceleration of eligible restricted stock awards in conjunction with the Company's former CEO's transition agreement.

During the six months ended July 31, 2018, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on Annualized Recurring Revenue ("ARR") and free cash flow per share goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index or the S&P North American Technology Software Index (“Relative TSR”). These performance stock units vest over a three-year period and have the following vesting schedule:

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

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using the stock price on the date of grant or if the awards are also subject to a market condition, a Monte Carlo simulation model. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $5.9 million and $9.7 million for the three months ended July 31, 2018 and 2017, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $12.4 million and $20.6 million for the six months ended July 31, 2018 and 2017, respectively. The $9.7 million and $20.6 million of stock-based compensation expense for the three and six months ended July

31, 2017, respectively, includes $2.8 million and $7.5 million, respectively, related to the acceleration of eligible performance stock awards in conjunction with the Company's former CEO's transition agreement.

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

A summary of the ESPP activity for the six months ended July 31, 2018 and 2017, is as follows:

	Six Months Ended July 31,
	2018	2017
Issued shares	0.5	1.1
Average price of issued shares	$88.45	$38.34
Weighted average grant date fair value of awards granted under the ESPP (1)	$37.64	$25.13
 _______________

(1)	Calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2018 and 2017, respectively, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Cost of subscription and maintenance revenue	$3.1	$2.9	$5.8	$5.7
Cost of other revenue	0.9	1.0	1.7	2.1
Marketing and sales	25.9	26.0	49.9	52.4
Research and development	18.7	20.4	36.5	41.6
General and administrative	8.3	17.3	17.4	32.6
Stock-based compensation expense related to stock awards and ESPP purchases	56.9	67.6	111.3	134.4
Tax benefit	(0.2)	(0.3)	(0.6)	(0.3)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$56.7	$67.3	$110.7	$134.1

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

	Three Months Ended July 31, 2018		Three Months Ended July 31, 2017
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	—%	N/A	31.8%	N/A
Range of expected lives (in years)	N/A	N/A	N/A	N/A
Expected dividends	—%	N/A	—%	N/A
Range of risk-free interest rates	—%	N/A	1.2%	N/A
	Six Months Ended July 31, 2018		Six Months Ended July 31, 2017
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	35.7%	33.5 - 37.5%	31.8%	31.4 - 33.7%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	2.0%	1.9 - 2.3%	1.0 - 1.2%	0.9 - 1.3%

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

7. Income Tax

 Autodesk had income tax expense of $16.0 million, relative to pre-tax losses of $23.4 million for the three months ended July 31, 2018, and income tax expense of $17.6 million, relative to pre-tax losses of $126.4 million for the three months ended July 31, 2017. Autodesk had income tax expense of $34.6 million, relative to pre-tax losses of $87.2 million for the six months ended July 31, 2018, and income tax expense of $25.8 million, relative to pre-tax losses of $247.8 million for the six months ended July 31, 2017. The variance between the three months ended July 31, 2017 and July 31, 2018 was mainly due to a net tax benefit from an internal structure realignment in connection with the closure of our Switzerland operations. The tax benefit was partially offset with income taxes in profitable jurisdictions and withholdings taxes. Income tax expense for the six months ended July 31, 2018 increased primarily due to increased worldwide earnings, foreign taxes, and withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and established a valuation allowance against the Company’s U.S. deferred tax assets in fiscal 2016. Based on the positive and negative evidence as of July 31, 2018, the Company continues to maintain a valuation allowance for the U.S. deferred tax assets.

As of July 31, 2018, the Company had $343.1 million of gross unrecognized tax benefits, of which $310.0 million would reduce our valuation allowance, if recognized. The remaining $33.1 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

The Internal Revenue Service is examining the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015.  While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years being examined.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, and provides broad and significant changes to the U.S. corporate income tax regime. As of July 31, 2018, Autodesk has not completed its determination of the accounting implications of the Tax Act. The provisional amounts recorded are based on Autodesk’s current interpretation and understanding of the Tax Act and may change as the Company receives additional clarification and implementation guidance and finalizes the analysis of all impacts and positions with regard to the Tax Act. As of July 31, 2018, there have been no material adjustments to provision amounts as were determined at January 31, 2018. As additional regulatory guidance is issued, Autodesk will continue to collect and analyze necessary data and may adjust provisional amounts previously recorded in the period in which the adjustments are made. Pursuant to Staff Accounting Bulletin 118 (“SAB 118”), Autodesk will complete the accounting for the tax effects of all provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date.

8.     Acquisitions

During the six months ended July 31, 2018, Autodesk completed one business combination as described below. The results of operations for the following acquisition is included in the accompanying Condensed Consolidated Statement of Operations. Pro forma results of operations have not been presented because the effects of the following acquisition were not material to Autodesk's Condensed Consolidated Financial Statements. The adoption of ASU 2017-01 in the first quarter of fiscal 2019 did not impact the accounting for this acquisition.

On July 3, 2018, Autodesk acquired Assemble Systems, Inc. ("Assemble"). Assemble is a provider of software solutions that enable construction professionals to influence, query and connect BIM data to key workflows across bid management, estimating, scheduling, site management and finance. Over time, Assemble's software solution will be integrated with Autodesk's BIM 360 project management platform.

The acquisition-date fair value of the consideration transferred totaled $93.6 million, which consisted of $38.2 million of cash, $44.8 million of Autodesk common stock (340,769 shares) and ascribed a value of $10.6 million to Autodesk's existing equity interest in Assemble.

Prior to the acquisition date, Autodesk accounted for its approximate 14% equity interest in Assemble as a cost-method investment. The acquisition-date fair value of Autodesk's existing equity interest was $10.6 million and is included in the measurement of the consideration transferred. Autodesk recognized a gain of $4.6 million as a result of remeasuring its prior equity interest in Assemble held before the business combination using a control premium to calculate a discount for lack of control. The gain is included in “Interest and other expense, net” in the Condensed Consolidated Statements of Operations.

For the Assemble acquisition that was accounted for as business combination, Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded is primarily attributable to synergies expected to arise after the acquisition. There is no amount of goodwill that is deductible for U.S. income tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the Assemble business combination that was completed during the six months ended July 31, 2018:

July 31, 2018
Developed technologies	$4.4
Customer relationships and other non-current intangible assets	12.0
Trade name	2.8
Goodwill	71.9
Deferred revenue (current and non-current)	(1.7)
Net tangible assets	4.2
Total	$93.6

For the Assemble business combination, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. For the items not yet finalized, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction and residual goodwill, and the valuation of certain intangible assets.

9. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	July 31, 2018	January 31, 2018
Developed technologies, at cost	$580.0	$578.5
Customer relationships, trade names, patents, and user lists, at cost (1)	381.7	372.5
Other intangible assets, at cost (2)	961.7	951.0
Less: Accumulated amortization	(903.8)	(895.8)
Other intangible assets, net	$57.9	$55.2
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

10. Goodwill

Goodwill consists of the excess of consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2018:

Balance as of January 31, 2018	$1,769.4
Less: accumulated impairment losses as of January 31, 2018	(149.2)
Net balance as of January 31, 2018	1,620.2
Additions arising from acquisitions during the period	71.9
Effect of foreign currency translation	(33.4)
Balance as of July 31, 2018	$1,658.7

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

Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in our Condensed Consolidated Statements of Operations. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as: (i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) a significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy.

There was no goodwill impairment during the three and six months ended July 31, 2018.

11. Deferred Compensation

At July 31, 2018, Autodesk had marketable securities totaling $402.5 million, of which $62.0 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $62.0 million at July 31, 2018, of which $3.0 million was classified as current and $59.0 million was classified as non-current liabilities. The total related deferred compensation liability at January 31, 2018, was $59.0 million, of which $3.4 million was classified as current and $55.6 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The commission costs are capitalized and included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. The deferred costs are then amortized over the period of benefit. Autodesk determined that sales commissions earned by internal sales personnel that are related to contract renewals are commensurate with sales commissions earned on the initial contracts, and we determined the period of benefit to be the term of the respective customer contract. Commissions paid to our reseller partners that are related to contract renewals are not commensurate with commissions earned on the initial contract, and we determined the estimated period of benefit by taking into consideration customer retention data, customer contracts, our technology and other factors. Deferred costs are periodically reviewed for impairment. Amortization expense is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The ending balance of assets recognized from costs to obtain a contract with a customer was $82.5 million as of July 31, 2018. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $26.9 million and $53.1 million during the three and six months ended July 31, 2018, respectively. Autodesk did not recognize any contract cost impairment losses during the six months ended July 31, 2018.

12. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2018	January 31, 2018
Computer hardware, at cost	$213.9	$217.1
Computer software, at cost	74.6	72.6
Leasehold improvements, land and buildings, at cost	235.9	228.9
Furniture and equipment, at cost	64.0	63.4
	588.4	582.0
Less: Accumulated depreciation	(441.6)	(437.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$146.8	$145.0

13. Borrowing Arrangements

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt due December 15, 2017, and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $467.5 million as of July 31, 2018.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $754.1 million as of July 31, 2018.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 ("$400.0 million 2012 Notes") and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 ("$350.0 million 2012 Notes" and collectively with the $400.0 million 2012 Notes, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. On July 27, 2017, Autodesk redeemed in full the $400.0 million 2012 Notes. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the $350.0 million 2012 Notes was approximately $347.8 million as of July 31, 2018.

Autodesk’s line of credit facility permits unsecured short-term borrowings of up to $400.0 million, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million, and is available for working capital or other business needs. This credit agreement contains customary covenants that could restrict the imposition of liens on our assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. As the result of a forecasted inability to comply with the credit agreement's minimum interest coverage ratio in the second quarter of fiscal 2019, the Company renegotiated the credit agreement financial covenants in June 2018. The amended financial covenants now consist of a maximum debt to total cash ratio, a fixed charge coverage ratio extending through October 31, 2018, and after October 31, 2018, a minimum interest coverage ratio.

The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At July 31, 2018, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

14. Restructuring and other exit costs, net

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

The following table sets forth the restructuring charges and other lease termination exit costs during the six months ended July 31, 2018:

	Balances, January 31, 2018	Additions	Payments	Adjustments (1)	Balances, July 31, 2018
Fiscal 2018 Plan
Employee termination costs	$53.0	$33.5	$(66.3)	$(0.7)	$19.5
Lease termination and other exit costs	2.5	2.8	(3.7)	0.4	2.0
Total	$55.5	$36.3	$(70.0)	$(0.3)	$21.5
Current portion (2)	$55.5				$21.5
Total	$55.5				$21.5
____________________

(1)	Adjustments primarily relate to the impact of foreign exchange rate changes and certain write offs related to fixed assets.

(2)	The current portion of the reserve are recorded in the Condensed Consolidated Balance Sheets under “Other accrued liabilities." There was no non-current portion as of July 31, 2018.

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

16. Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders. Stock repurchases have the effect of returning excess cash generated from the Company’s business to stockholders. During the three and six months ended July 31, 2018, Autodesk repurchased and retired 1.1 million shares and 1.3 million shares at an average repurchase price of $131.52 and $128.92 per share, respectively. Common stock and additional paid-in capital and accumulated deficit were reduced by $77.3 million and $69.4 million, respectively, during the three months ended July 31, 2018. Common stock and additional paid-in capital and accumulated deficit were reduced by $93.7 million and $74.0 million, respectively, during the six months ended July 31, 2018.

At July 31, 2018, 18.4 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. During the six months ended July 31, 2018, Autodesk repurchased its common stock through open market purchases. The number of shares acquired and the timing of the purchases are based on several factors, including general market and economic conditions, the number of employee stock option exercises and stock issuances, the trading price of Autodesk common stock, cash on hand and available in the United States, cash requirements for acquisitions, and Company defined trading windows.

17. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2018:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2018	$(16.6)	$1.3	$(29.3)	$(79.2)	$(123.8)
Other comprehensive income (loss) before reclassifications	15.1	(0.7)	11.3	(54.5)	(28.8)
Pre-tax losses reclassified from accumulated other comprehensive loss	4.3	—	0.2	—	4.5
Tax effects	(1.8)	—	(1.5)	0.5	(2.8)
Net current period other comprehensive income (loss)	17.6	(0.7)	10.0	(54.0)	(27.1)
Balances, July 31, 2018	$1.0	$0.6	$(19.3)	$(133.2)	$(150.9)

Reclassifications related to gains and losses on available-for-sale debt securities are included in "Interest and other income (expense), net." Refer to Note 5, "Financial Instruments," for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

18. Net Loss Per Share

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(39.4)	$(144.0)	$(121.8)	$(273.6)
Denominator:
Denominator for basic net loss per share—weighted average shares	219.0	219.5	218.8	219.7
Effect of dilutive securities (1)	—	—	—	—
Denominator for dilutive net loss per share	219.0	219.5	218.8	219.7
Basic net loss per share	$(0.18)	$(0.66)	$(0.56)	$(1.25)
Diluted net loss per share	$(0.18)	$(0.66)	$(0.56)	$(1.25)

____________________

(1)
The effect of dilutive securities of 3.2 million and 4.8 million shares in the three months ended July 31, 2018 and 2017, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods. The effect of dilutive securities of 3.3 million and 4.7 million shares in the six months ended July 31, 2018 and 2017, respectively, has been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended July 31, 2018 and 2017, zero potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively. For the six months ended July 31, 2018 and 2017, zero and 0.1 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively.

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

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Six Months Ended July 31, 2018 and 2017” below, future net revenue, operating expenses, recurring revenue, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our restructuring efforts, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, expectations for our maintenance plan and subscription plan subscriptions, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, our expectations for our restructuring, the effects of global economic conditions, the effects of revenue recognition, the effects of recently issued accounting standards, expected trends in certain financial metrics, including expenses, the impact of acquisitions and investment activities, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new business and sales initiatives, the impact of acquisitions, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, remediation to our controls environment, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Our strategy is to build an enduring relationship with our customers, delivering valuable automation and insight to their design and make processes. Industry collections provide our customers with increased access to a broader selection of Autodesk products and services that exceeds those previously available in suites - simplifying the customers ability to get access to a complete set of tools for their industry. We now offer subscriptions for individual products and industry collections, flexible enterprise business agreements ("EBAs"), and cloud service offerings (collectively referred to as "subscription plan"). These subscription plan offerings are designed to give our customers more flexibility with how they use our products and service offerings and to attract a broader range of customers, such as project-based users and small businesses.

With the discontinuation of the sale of most perpetual licenses, we have transitioned away from selling a mix of perpetual licenses and term-based product subscriptions toward a single subscription model. This change in strategy is referred to as our "business model transition." On June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. Through this program we offer discounts to those maintenance customers that move to a subscription plan, while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance.

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

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store. See Note 3, "Revenue Recognition" in the Notes to the unaudited Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and six months ended July 31, 2018 and 2017.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2018. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended July 31, 2018 as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2018, except for the adoption of Accounting Standard Codification ("ASC") Topics 606 and 340-40. For changes made to our revenue recognition policy as a result of the adoption of ASC Topics 606 and 340-40, refer to Note 3, "Revenue Recognition" and Note 11, "Deferred Compensation," in the Notes to the unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2018 and 2017

•	Total net revenue was $611.7 million and $1.17 billion for the three and six months ended July 31, 2018, respectively, an increase of 22% and 19% compared to the same periods in the prior year.

•	Total ARR was $2.35 billion, an increase of 28% compared to the same period in the prior year.

•
Core business ARR, which represents ARR from the combination of maintenance, product, and enterprise business agreement (EBA) subscriptions, was $2.27 billion and increased 29% compared to the second quarter last year

•	Total subscriptions increased 0.1 million from the first quarter of fiscal 2019 to 3.9 million.

•
We adopted ASC Topic 606 and ASC Topic 340-40 during the first quarter of fiscal 2019. See discussion below for additional information regarding certain metrics that were affected by the new standards under the heading “Impact of New Revenue Accounting Standard."

Revenue Analysis

Net revenue increased during the three and six months ended July 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to the respective 114% and 109% increase in subscription revenue, partially offset by a 36% and 34% decrease in maintenance revenue as a result of the program to migrate customers from a maintenance plan to a subscription plan.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 35% of Autodesk’s total net revenue for both the three and six months ended July 31, 2018 and 31% and 30% for the three and six months ended July 31, 2017, respectively. Our customers through Tech Data are the resellers and end users who purchase our software licenses and services. Should any of our agreements with Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Recurring Revenue and Subscriptions

In order to help better understand our financial performance during and after the business model transition, we use several metrics including recurring revenue, total subscriptions, ARR, and annualized revenue per subscription ("ARPS"). ARR, ARPS, total subscriptions, and recurring revenue are performance metrics and should be viewed independently of revenue and deferred revenue as ARR, ARPS, total subscriptions, and recurring revenue are not intended to be combined with those items. Our determination and presentation may differ from that of other companies. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended July 31, 2018	Change compared to prior fiscal year		Three Months Ended July 31, 2017
(In millions, except percentage data)		$	%
Recurring Revenue (1)	$586.8	$129.4	28%	$457.4
As a percentage of net revenue	96%	N/A	N/A	91%

	Six Months Ended July 31, 2018	Change compared to prior fiscal year		Six Months Ended July 31, 2017
		$	%
Recurring Revenue (1)	$1,118.4	$225.1	25%	$893.3
As a percentage of net revenue	95%	N/A	N/A	90%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the unaudited Condensed Consolidated Statements of Operations.

The following table outlines our ARR, subscriptions and ARPS metrics as of July 31, 2018 and January 31, 2018. For purposes of clarifications, the ARR and ARPS balances in the following table as of July 31, 2018 are calculated under ASC Topic 606. For comparison of ARR and ARPS as of July 31, 2018 under the old revenue standard, ASC 605, refer to the table under the title "Impact of New Revenue Accounting Standard" further below.

	Balances, July 31, 2018	Change compared to prior quarter end		Balances, April 30, 2018	Balances, July 31, 2018	Change compared to prior fiscal year end		Balances, January 31, 2018
		$	%			$	%
ARR (in millions)
Subscription plan ARR	$1,681.8	$280.3	20%	$1,401.5	$1,681.8	$506.8	43%	$1,175.0
Maintenance plan ARR	665.6	(59.3)	(8)%	724.9	665.6	(213.5)	(24)%	879.1
Total ARR (1)	$2,347.4	$221.0	10%	$2,126.4	$2,347.4	$293.3	14%	$2,054.1

Number of Subscriptions (in thousands)
Subscription plan	$2,864.4	$290.1	11%	$2,574.3	$2,864.4	$597.6	26%	$2,266.8
Maintenance plan	1,071.1	(171.5)	(14)%	1,242.6	1,071.1	(377.8)	(26)%	1,448.9
Total subscriptions	$3,935.5	$118.6	3%	$3,816.9	$3,935.5	$219.8	6%	$3,715.7

ARPS (ARR divided by number of Subscriptions)
Subscription plan ARPS	$587	$43	8%	$544	$587	$69	13%	$518
Maintenance plan ARPS	621	38	7%	583	621	14	2%	607
Total ARPS (2)	$596	$39	7%	$557	$596	$43	8%	$553
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

Total ARR increased 10% as of July 31, 2018 as compared to the three months ended April 30, 2018, and 14% as compared to the end of fiscal 2018, primarily due to a 20% and 43% increase, in the respective periods, in subscription plan ARR driven by the maintenance-to-subscription ("M2S") program and growth in new product subscriptions. The increase was partially offset by an 8% and 24% decrease, in the respective periods, in maintenance plan ARR driven by the migration from maintenance plan subscriptions to subscription plan subscriptions. Under ASC 605, total ARR increased 7% as of July 31, 2018 as compared to the three months ended April 30, 2018, and 13%, as compared to the end of fiscal 2018 primarily due to a 42% increase in subscription plan ARR, partially offset by a 25% decrease in maintenance plan ARR.

Subscription plan subscriptions increased 11% or approximately 0.3 million as compared to the previous quarter and 26% or approximately 0.6 million as compared to the end of fiscal 2018, driven by growth in all subscription plan types, led by new product subscriptions. Subscription plan subscriptions benefited from approximately 0.1 million and 0.3 million maintenance subscribers that were converted to product subscription under the M2S program during the three and six months ended July 31, 2018, respectively.

Maintenance plan subscriptions decreased 14% or approximately 0.2 million from the previous quarter and 26% or approximately 0.4 million from the end of fiscal 2018, primarily as a result of the strong performance of the M2S program in which approximately 0.1 million and 0.3 million maintenance plan subscriptions converted to product subscription during the three and six months ended July 31, 2018, respectively. The net decrease is expected and we expect to see ongoing declines in maintenance plan subscriptions going forward as part of the business model transition. The rate of decline will vary based on the number of subscriptions subject to renewal, the renewal rate, and our ability to incentivize customers to switch over to EBAs or product subscriptions.

When adjusted for the impact of the M2S program, subscription plan ARPS and maintenance plan ARPS would have been $595 and $598, respectively.

ARPS as of July 31, 2018 was $596 under ASC 606, an increase of 7% compared to the previous quarter primarily due to an increase in subscription plan ARPS. The increase in subscription plan ARPS was driven by growth in all subscription plan types, led by product subscription ARPS. Under ASC 605, ARPS was $591.

ARPS increased 8% compared to the end of fiscal 2018 due to an increase in subscription plan ARPS primarily driven an increase in product subscription ARPS as a result of the business model transition and other pricing changes. ARPS was partially offset by a decreases in both EBAs and cloud service offerings ARPS.

Our ARPS is currently, and will continue to be, affected by various factors including the M2S program, geography and product mix, promotions, sales linearity within a quarter, pricing changes, and foreign currency. We expect to see ARPS fluctuate up or down on a quarterly basis. As we progress on our business model transition, we expect all of the impacts of these factors to stabilize.

Impact of New Revenue Accounting Standard

We adopted Accounting Standard Update No. 2014-09, which codified new revenue recognition guidance under ASC Topic 606. Previously, we followed revenue accounting guidance under ASC Topic 605. The table below shows what some of our key metrics would have been under ASC Topic 605 (see Note 2, “Recently Issued Accounting Standards” for more details on our adoption and impacts):

	Three Months Ended July 31, 2018		Three Months Ended July 31, 2017
(in millions except ARPS)	ASC 606	ASC 605	ASC 605
Key Income Statement Metrics
Subscription revenue	$420.6	$416.0	$196.1
Maintenance revenue	166.4	165.3	261.8
Other revenue	24.7	29.2	43.9
Total net revenue	611.7	610.5	501.8
Gross profit	541.9	540.3	427.2
Spend	636.4	626.0	609.4
Net loss	$(39.4)	$(27.1)	$(144.0)
Basic and diluted net loss per share	$(0.18)	$(0.12)	$(0.66)
ARR
Subscription plan ARR	$1,681.8	$1,663.1	$783.7
Maintenance plan ARR	665.6	661.4	1,046.0
Total ARR	$2,347.4	$2,324.5	$1,829.7
ARPS
Subscription plan ARPS	$587	$581	$493
Maintenance plan ARPS	621	617	564
Total ARPS	$596	$591	$531
Net Revenue by Product Family (1)
Architecture, Engineering and Construction ("AEC")	$243.1	$240.4	$189.6
AutoCAD and AutoCAD LT ("ACAD")	176.6	175.2	135.6
Manufacturing ("MFG")	146.1	147.4	132.3
Media and Entertainment ("M&E")	41.7	43.1	38.0
Other	4.2	4.4	6.3
Total Net Revenue	$611.7	$610.5	$501.8
Net Revenue by Geography
Americas	$247.5	$248.9	$214.0
Europe, Middle East and Africa ("EMEA")	248.3	246.2	199.3
Asia Pacific ("APAC")	115.9	115.4	88.5
Total Net Revenue	$611.7	$610.5	$501.8
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

The adoption of ASC Topic 606 required a change to our reporting around deferred revenue. See discussions below under the heading "Unbilled Deferred Revenue."

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2018			Six Months Ended July 31, 2018
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes
Revenue	22%	21%	Positive	19%	18%	Positive
Spend (1)	4%	3%	Negative	3%	2%	Negative
 ________________

(1)	Our total spend is defined as cost of revenue plus operating expenses.

(2)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

Unbilled Deferred Revenue

The adoption of ASC Topic 606 required a change to the definition of unbilled deferred revenue and new qualitative and quantitative disclosures around our performance obligations. Unbilled deferred revenue represents contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not been recognized. Under ASC Topic 606, unbilled deferred revenue is not included as a receivable or deferred revenue on our Condensed Consolidated Balance Sheet. See Note 3, “Revenue Recognition” for more details on Autodesk's performance obligations.

	July 31, 2018		January 31, 2018
(in millions)	ASC 606	ASC 605	ASC 605
Deferred revenue	$1,799.5	$1,923.9	$1,955.1
Unbilled deferred revenue	405.8	352.1	326.4
Total deferred revenue	$2,205.3	$2,276.0	$2,281.5

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At July 31, 2018, we had $1.3 billion in cash and marketable securities. Our cash flow from operations increased 197% to $26.4 million for the six months ended July 31, 2018, compared to $(27.3) million for the six months ended July 31, 2017. We repurchased 1.3 million shares of our common stock for $167.7 million during the six months ended July 31, 2018. Comparatively, we repurchased 3.4 million shares of our common stock for $310.6 million during the six months ended July 31, 2017. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Results of Operations

The revenue and spend balances included in the tables below during the three months ended July 31, 2018 are calculated under ASC Topic 606. For comparison of subscription revenue, maintenance revenue, other revenue and total spend during the three months ended July 31, 2018 under ASC Topic 605, refer to the table within Item 2, "Overview" under the title "Impact of New Revenue Accounting Standard."

Net Revenue

Income Statement Presentation

Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. Revenue from these arrangements is recognized ratably over the contract term commencing with the date our service is made available to customers and when all other revenue recognition criteria have been satisfied.

Maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue ratably over the term of the agreements, which is generally one year.

Other revenue consists of revenue from consulting, training and other services, and is recognized over time as the services are performed. Other revenue also includes software license revenue from the sale of products which do not incorporate substantial cloud services and is recognized up front.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	July 31, 2018	$	%	July 31, 2017
Net Revenue:
Subscription	$420.6	$224.5	114%	$196.1
Up due to growth across all subscription plan types, led by new product subscriptions and EBAs. Also contributing to the growth is the success of our business model transition as maintenance plan subscriptions migrate to product subscriptions with the M2S program.

Maintenance (1)	166.4	(95.4)	(36)%	261.8	Down due to migration of maintenance plan subscriptions to product subscriptions with the M2S program as well as the discontinuation of new maintenance agreements.
Total subscription and maintenance revenue	587.0	129.1	28%	457.9
Other (2)	24.7	(19.2)	(44)%	43.9	Down as a result of the business model transition and the discontinuation of perpetual license sales.
	$611.7	$109.9	22%	$501.8

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2018	$	%	July 31, 2017
Net Revenue:
Subscription	$771.0	$401.5	109%	$369.5
Up due to growth across all subscription plan types, led by new product subscriptions and EBAs. Also contributing to the growth is the success of our business model transition as maintenance plan subscriptions migrate to product subscriptions with the M2S program.

Maintenance (1)	347.6	(177.8)	(34)%	525.4	Down due to migration of maintenance plan subscriptions to product subscriptions with the M2S program as well as the discontinuation of new maintenance agreements.
Total subscription and maintenance revenue	1,118.6	223.7	25%	894.9
Other (2)	53.0	(39.6)	(43)%	92.6	Down as a result of the business model transition and the discontinuation of perpetual license sales.
	$1,171.6	$184.1	19%	$987.5
____________________

(1)
We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

(2)	Previously labeled as "License and other" in prior periods.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: AEC, MFG, ACAD, and M&E.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	July 31, 2018	$	%	July 31, 2017
Net Revenue by Product Family (1):
AEC	$243.1	$53.5	28%	$189.6
Up due to an increase in AEC collections and legacy suites driven by the discontinuation of perpetual licenses and the strong results of our M2S program. Contributing to the growth was an increase in revenue from EBAs and our Revit individual product offering driven by the increase in subscription additions.

ACAD	176.6	41.0	30%	135.6	Up due to increases in both AutoCAD LT and AutoCAD subscription additions.
MFG	146.1	13.8	10%	132.3
Up due to an increase in MFG collections and legacy suites driven by the discontinuation of perpetual licenses and the strong results of our M2S program. Contributing to the growth was an increase in revenue from EBAs driven by an increase in subscription additions.

M&E	41.7	3.7	10%	38.0	Up due to an increase in revenue from our 3DS Max and Maya individual product offerings driven by an increase in subscription additions.
Other	4.2	(2.1)	(33)%	6.3
	$611.7	$109.9	22%	$501.8

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2018	$	%	July 31, 2017
Net Revenue by Product Family (1):
AEC	$464.9	$89.4	24%	$375.5
Up due to an increase in AEC collections and legacy suites driven by the discontinuation of perpetual licenses and the strong results of our M2S program. Contributing to the growth was an increase in revenue from EBAs and our Revit individual product offering driven by the increase in subscription additions.

ACAD	332.2	67.6	26%	264.6	Up due to increases in both AutoCAD LT and AutoCAD subscription additions.
MFG	281.5	20.9	8%	260.6
Up due to growth in EBAs driven by an increase in subscription additions. Also contributing to the growth was an increase in MFG collections and legacy suites driven by the discontinuation of perpetual licenses and the strong results of our M2S program.

M&E	83.5	9.0	12%	74.5	Up due to an increase in revenue from our 3DS Max and Maya individual product offerings driven by an increase in subscription additions.
Other	9.5	(2.8)	(23)%	12.3
	$1,171.6	$184.1	19%	$987.5
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

Net Revenue by Geographic Area

	Three Months Ended July 31, 2018	Change compared to prior fiscal year		Constant Currency Change compared to prior fiscal year	Three Months Ended July 31, 2017
(in millions)		$	%	%
Net Revenue:
Americas
U.S.	$205.2	$20.6	11%	*	$184.6
Other Americas	42.3	12.9	44%	*	29.4
Total Americas	247.5	33.5	16%	15%	214.0
EMEA	248.3	49.0	25%	22%	199.3
APAC	115.9	27.4	31%	30%	88.5
Total Net Revenue (1)	$611.7	$109.9	22%	21%	$501.8

Emerging Economies	$74.2	$20.4	38%	36%	$53.8

	Six Months Ended July 31, 2018	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2017
(in millions)		$	%	%
Net Revenue:
Americas
U.S.	$401.1	$36.7	10%	*	$364.4
Other Americas	79.9	20.2	34%	*	59.7
Total Americas	481.0	56.9	13%	13%	424.1
EMEA	469.2	80.2	21%	19%	389.0
APAC	221.4	47.0	27%	26%	174.4
Total Net Revenue (1)	$1,171.6	$184.1	19%	18%	$987.5

Emerging Economies	$139.4	$34.7	33%	32%	$104.7
____________________

(1)	Totals may not sum due to rounding.
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	July 31, 2018	$	%	July 31, 2017
Net Revenue by Sales Channel:
Indirect	$440.2	$85.5	24%	$354.7	Up due to an increase in subscription revenue.
Direct	171.5	24.4	17%	147.1	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total Net Revenue (1)	$611.7	$109.9	22%	$501.8

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2018	$	%	July 31, 2017
Net Revenue by Sales Channel:
Indirect	$838.5	$143.7	21%	$694.8	Up due to an increase in subscription revenue.
Direct	333.1	40.4	14%	292.7	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total Net Revenue (1)	$1,171.6	$184.1	19%	$987.5

____________________

(1)	Totals may not sum due to rounding.

Cost of Revenue and Operating Expenses

Cost of subscription and maintenance revenue includes the labor costs of providing product support to our subscription and maintenance customers, including allocated IT and facilities costs, professional services fees related to operating our network and cloud infrastructure, royalties, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, and stock-based compensation expense.

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(in millions)	July 31, 2018	$	%	July 31, 2017
Cost of revenue:
Subscription and maintenance	$54.1	$1.3	2%	$52.8	Up primarily due to an increase in professional service fees driven by an increase in SaaS and hosting costs.
Other (1)	12.3	(5.5)	(31)%	17.8	Down primarily due to a decrease in employee-related costs driven by decreased headcount associated with the Fiscal 2018 Plan restructuring.
Amortization of developed technology	3.4	(0.6)	(15)%	4.0	Down as previously acquired developed technologies continue to become fully amortized while fewer assets are acquired compared to the prior year.
Total cost of revenue	$69.8	$(4.8)	(6)%	$74.6

Operating expenses:
Marketing and sales	$289.1	$31.5	12%	$257.6	Up due to the adoption of ASC Topic 340-40, and increased employee-related costs from higher headcount.
Research and development	180.8	(13.0)	(7)%	193.8	Down primarily due to a decrease in employee-related costs driven by decreased headcount associated with the Fiscal 2018 Plan restructuring.
General and administrative	79.1	1.1	1%	78.0
Up primarily due to an increase in employee-related costs and higher professional fees partially offset by a decrease in stock-based compensation expense from awards that were accelerated as part of the CEO transition during the first quarter of the prior year.

Amortization of purchased intangibles	3.8	(1.1)	(22)%	4.9	Down as previously acquired intangible assets continue to become fully amortized while fewer assets are acquired compared to the prior years.
Restructuring and other exit costs, net (2)	13.8	13.3	*	0.5
Driven by the Fiscal 2018 Plan to re-balance resources to better align with the Company's strategic priorities and position itself to meet long-term goals. Costs associated with the Fiscal 2018 Plan are principally from employee termination benefits, lease termination costs and other exit costs.

Total operating expenses	$566.6	$31.8	6%	$534.8

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2018	$	%	July 31, 2017
Cost of revenue:
Subscription and maintenance	$104.5	$(3.2)	(3)%	$107.7	Down due to a decrease in employee-related costs on lower average headcount during the period compared to the prior period as well as a decrease in royalty expense.
Other (1)	25.1	(11.3)	(31)%	36.4	Down due to lower employee-related costs from reduced headcount associated with license and other revenue products and services as a result of the business model transition.
Amortization of developed technology	7.0	(1.7)	(20)%	8.7	Down as previously acquired intangible assets continue to become fully amortized while fewer assets are acquired compared to the prior years.
Total cost of revenue	$136.6	$(16.2)	(11)%	$152.8

Operating expenses:
Marketing and sales	$565.5	$52.2	10%	$513.3	Up due to the adoption of ASC Topic 340-40 and increased employee-related costs from higher headcount.

Research and development	353.6	(27.9)	(7)%	381.5	Down primarily due to a decrease in employee-related costs driven by decreased headcount associated with the Fiscal 2018 Plan restructuring.
General and administrative	152.0	(4.3)	(3)%	156.3
Down primarily due to a decrease in stock-based compensation expense driven by awards that were accelerated as part of the CEO transition during the first quarter of the prior year partially offset by higher professional fees and increased facilities costs.

Amortization of purchased intangibles	7.6	(3.0)	(28)%	10.6	Down as previously acquired intangible assets continue to become fully amortized while fewer assets are acquired compared to the prior years.
Restructuring and other exit costs, net (2)	36.3	36.1	*	0.2
Driven by the Fiscal 2018 Plan to re-balance resources to better align with the Company's strategic priorities and position itself to meet long-term goals. Costs associated with the Fiscal 2018 Plan are principally from employee termination benefits, lease termination costs and other exit costs.

Total operating expenses	$1,115.0	$53.1	5%	$1,061.9
____________________

(1)	Previously labeled as "License and other" in prior periods.

(2)	See Note 14, "Restructuring and other exit costs, net" in the Notes to Condensed Consolidated Financial Statements for additional information.
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the third quarter of fiscal 2019, as compared to the third quarter of fiscal 2018:

	Absolute dollar impact	Percent of net revenue impact
Cost of Revenue	Decrease	Decrease
Marketing and sales	Increase	Decrease
Research and development	Decrease	Decrease
General and administrative	Increase	Decrease
Amortization of purchased intangibles	Slight Decrease	Relatively Flat

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2018	2017	2018	2017
Interest and investment expense, net	$(8.7)	$(10.0)	$(21.9)	$(16.9)
Gain (loss) on foreign currency	1.8	0.3	3.9	(0.7)
Gain (loss) on strategic investments and dispositions, net	4.0	(13.5)	6.7	(7.8)
Other (expense) income	4.2	4.4	4.1	4.8
Interest and other income (expense), net	$1.3	$(18.8)	$(7.2)	$(20.6)

Interest and other income (expense), net increased $20.1 million and $13.4 million during the three and six months ended July 31, 2018, respectively, as compared to the same periods in the prior fiscal year, primarily driven by mark to market gains on certain of our privately-held strategic investments.

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

Autodesk had an income tax expense of $16.0 million, relative to pre-tax losses of $23.4 million for the three months ended July 31, 2018, and an income tax expense of $17.6 million, relative to pre-tax losses of $126.4 million for the three months ended July 31, 2017. Autodesk had an income tax expense of $34.6 million, relative to pre-tax losses of $87.2 million for the six months ended July 31, 2018, and an income tax expense of $25.8 million, relative to pre-tax losses of $247.8 million for the six months ended July 31, 2017. The variance between the three months ended July 31, 2017, and July 31, 2018, was mainly due to a net tax benefit from an internal structure realignment in connection with the closure of our Switzerland operations. The tax benefit was partially offset with income taxes in profitable jurisdictions and withholdings taxes. Income tax expense for the six months ended increased primarily due to increased worldwide earnings, foreign taxes, and withholding taxes.

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

As of July 31, 2018, we had $343.1 million of gross unrecognized tax benefits, of which $310.0 million represents the amount of unrecognized tax benefits that would reduce our valuation allowance, if recognized. The remaining $33.1 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

Our future effective tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, research credits, state income taxes, the tax impact of stock-based compensation, accounting for uncertain tax positions, business combinations, U.S. Manufacturer's deduction, closure of statute of limitations or settlement of tax audits, changes in valuation allowances and changes in tax laws including possible U.S. tax law changes that, if enacted, could significantly impact how U.S. multinational companies are taxed on foreign subsidiary earnings. A significant amount of our earnings is generated by our EMEA and APAC subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates or we repatriate certain foreign earnings on which U.S. taxes have not previously been provided.

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

We have not completed our determination of the accounting implications of the Tax Act on our results of operations. As of July 31, 2018, there have been no material adjustments to provision amounts as were determined at January 31, 2018. As additional regulatory guidance is issued and we continue to collect and analyze necessary data, we may make adjustments to provisional amounts previously recorded. We do not anticipate these adjustments to materially impact our provision for income taxes in the period in which the adjustments are made since we are in a full valuation allowance in the U.S.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2018 and 2017, our gross profit, gross margin, loss from operations, operating margin, net loss, diluted net loss per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(Unaudited)
Gross profit	$541.9	$427.2	$1,035.0	$834.7
Non-GAAP gross profit	$549.3	$435.0	$1,049.5	$851.1
Gross margin	89%	85%	88%	85%
Non-GAAP gross margin	90%	87%	90%	86%
Loss from operations	$(24.7)	$(107.6)	$(80.0)	$(227.2)
Non-GAAP income (loss) from operations	$55.6	$(28.8)	$84.6	$(68.3)
Operating margin	(4)%	(21)%	(7)%	(23)%
Non-GAAP operating margin	9%	(6)%	7%	(7)%
Net loss	$(39.4)	$(144.0)	$(121.8)	$(273.6)
Non-GAAP net income (loss)	$43.2	$(25.2)	$57.6	$(60.0)
GAAP diluted net loss per share (1)	$(0.18)	$(0.66)	$(0.56)	$(1.25)
Non-GAAP diluted net income (loss) per share (1)	$0.19	$(0.11)	$0.26	$(0.27)
GAAP diluted shares used in per share calculation	219.0	219.5	218.8	219.7
Non-GAAP diluted weighted average shares used in per share calculation	222.2	219.5	222.0	219.7
_______________

(1)
Net income (loss) per share was computed independently for each of the periods presented; therefore the sum of the net income (loss) per share amount for the quarters may not equal the total for the year.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(Unaudited)
Gross profit	$541.9	$427.2	$1,035.0	$834.7
Stock-based compensation expense	4.0	3.8	7.5	7.7
Amortization of developed technologies	3.4	4.0	7.0	8.7
Non-GAAP gross profit	$549.3	$435.0	$1,049.5	$851.1
Gross margin	89%	85%	88%	85%
Stock-based compensation expense	1%	1%	1%	—%
Amortization of developed technologies	1%	1%	1%	1%
Non-GAAP gross margin (2)	90%	87%	90%	86%
Loss from operations	$(24.7)	$(107.6)	$(80.0)	$(227.2)
Stock-based compensation expense	56.9	58.8	111.3	117.8
Amortization of developed technologies	3.4	4.0	7.0	8.7
Amortization of purchased intangibles	3.8	4.9	7.6	10.6
CEO transition costs (1)	(0.1)	10.6	(0.1)	21.6
Acquisition related costs	2.5	—	2.5	—
Restructuring and other exit costs, net	13.8	0.5	36.3	0.2
Non-GAAP income (loss) from operations	$55.6	$(28.8)	$84.6	$(68.3)
Operating margin	(4)%	(21)%	(7)%	(23)%
Stock-based compensation expense	9%	12%	9%	12%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
CEO transition costs (1)	—%	2%	—%	2%
Acquisition related costs	—%	—%	—%	—%
Restructuring and other exit costs, net	2%	—%	3%	—%
Non-GAAP operating margin (2)	9%	(6)%	7%	(7)%
Net loss	$(39.4)	$(144.0)	$(121.8)	$(273.6)
Stock-based compensation expense	56.9	58.8	111.3	117.8
Amortization of developed technologies	3.4	4.0	7.0	8.7
Amortization of purchased intangibles	3.8	4.9	7.6	10.6
CEO transition costs (1)	(0.1)	10.6	(0.1)	21.6
Acquisition related costs	2.5	—	2.5	—
Restructuring and other exit costs, net	14.1	0.5	36.6	0.2
(Gain) loss on strategic investments and dispositions, net	(3.9)	13.5	(6.6)	7.8
Discrete tax items	(8.7)	(0.1)	(8.7)	(7.7)
Establishment of valuation allowance on deferred tax assets	—	—	—	—
Income tax effect of non-GAAP adjustments	14.6	26.6	29.8	54.6
Non-GAAP net income (loss)	$43.2	$(25.2)	$57.6	$(60.0)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
	(Unaudited)
GAAP diluted net loss per share (3)	$(0.18)	$(0.66)	$(0.56)	$(1.25)
Stock-based compensation expense	0.26	0.27	0.51	0.54
Amortization of developed technologies	0.02	0.02	0.04	0.04
Amortization of purchased intangibles	0.01	0.02	0.03	0.05
CEO transition costs (1)	—	0.05	—	0.09
Acquisition related costs	0.01	—	0.01	—
Restructuring and other exit costs, net	0.06	—	0.16	—
(Gain) loss on strategic investments and dispositions, net	(0.02)	0.07	(0.03)	0.04
Discrete tax items	(0.04)	—	(0.04)	(0.03)
Establishment of valuation allowance on deferred tax assets	—	—	—	—
Income tax effect of non-GAAP adjustments	0.07	0.12	0.14	0.25
Non-GAAP diluted net income (loss) per share (3)	$0.19	$(0.11)	$0.26	$(0.27)
____________________

(1)
CEO transition costs include stock-based compensation of $8.8 million and $16.6 million related to the acceleration of eligible stock awards in the three and six months ended July 31, 2017, respectively.

(2)	Totals may not sum due to rounding.

(3)
Net income (loss) per share was computed independently for each of the periods presented; therefore the sum of the net income (loss) per share amount for the quarters may not equal the total for the year.

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

Restructuring and other exit costs, net.  These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions or other exit actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, the closure of facilities and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Acquisition related costs. We exclude certain acquisition related costs, including due diligence costs, professional fees in connection with an acquisition, certain financing costs, and certain integration related expenses.  These expenses are unpredictable, and dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired business, or our Company.  In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition related costs, may not be indicative of such future costs.  We believe excluding acquisition related costs facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

Loss (gain) on strategic investments and dispositions. We exclude gains and losses related to our strategic investments and dispositions from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments and dispositions in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components, dividends received, realized gains and losses on the sales or losses on the impairment of these investments and dispositions. We believe excluding these items is useful to investors because these excluded items do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments and dispositions which do not occur regularly.

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

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, amortization of purchased intangibles and restructuring charges and other exit costs (benefits) for GAAP and non-GAAP measures.

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

At July 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.3 billion and net accounts receivable of $234.4 million.

As of July 31, 2018, we have $1.6 billion aggregate principal amount of Notes outstanding (see Note 13, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion). In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million. This credit agreement contains customary covenants that could restrict the imposition of liens on our assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. As the result of a forecasted inability to comply with the credit agreement's minimum interest coverage ratio in the second quarter of fiscal 2019, the Company renegotiated the credit agreement financial covenants in June 2018. The amended financial covenants now consist of a maximum debt to total cash ratio, a fixed charge coverage ratio extending through October 31, 2018, and after October 31, 2018, a minimum interest coverage ratio. As of August 30, 2018, we have no amounts outstanding under the credit facility. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

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

As of July 31, 2018, other than what was previously discussed in this section regarding our latest debt issuance and repayment, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2018, approximately 84% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminates U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We expect to meet our liquidity needs through current cash balances, ongoing cash flows, external borrowings, or a combination. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed.

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

	Six Months Ended July 31,
(in millions)	2018	2017
Net cash provided by (used in) operating activities	$26.4	$(27.3)
Net cash (used in) provided by investing activities	(40.3)	200.7
Net cash used in financing activities	(157.3)	(218.0)

Net cash provided by operating activities of $26.4 million for the six months ended July 31, 2018 includes our net loss of $121.8 million.

The primary working capital source of cash was a decrease in accounts receivable from $438.2 million as of January 31, 2018 to $234.4 million as of July 31, 2018. The primary working capital uses of cash were decreases in accrued compensation, other accrued liabilities, and deferred revenue.

Net cash used in investing activities was $40.3 million for the six months ended July 31, 2018, driven by the purchases of marketable securities, capital expenditures and acquisitions, net of cash acquired. These cash outflows were partially offset by the sale and maturities of marketable securities.

At July 31, 2018, our short-term investment portfolio had an estimated fair value of $274.4 million and a cost basis of $266.7 million. The portfolio fair value consists of $64.7 million invested in corporate debt securities, $62.7 million invested in commercial paper, $41.2 million invested in U.S. government securities, $12.5 million invested in agency bonds, $12.1 million invested in asset backed securities, $7.7 million invested in certificates of deposit, $6.5 million invested in sovereign debt, and $5.0 million invested in municipal bonds.

At July 31, 2018, $62.0 million of short-term trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 11, “Deferred Compensation,” in the Notes to Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $157.3 million for the six months ended July 31, 2018, driven by repurchases of common stock and taxes paid for net settlement of equity awards. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended July 31, 2018:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	—	$—	—	19.5
June 1 - June 30	0.5	130.68	0.5	19.0
July 1 - July 31	0.6	132.19	0.6	18.4
Total	1.1	$131.52	1.1
 ________________

(1)	This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date. See Note 16, “Common Stock Repurchase Program,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

On July 3, 2018, in connection with our acquisition of Assemble Systems, Inc., we issued 340,769 shares of our common stock to certain former holders of capital stock of Assemble as partial consideration for the acquisition.

Off-Balance Sheet Arrangements

As of July 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Core business—Represents the combination of maintenance, product, and EBA.

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

Total Deferred Revenue—Is calculated by adding together total short term, long term, and unbilled deferred revenue.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2018 and January 31, 2018, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $978.3 million and $949.5 million at July 31, 2018 and January 31, 2018, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2018 indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2018 and January 31, 2018 would increase the fair value of our foreign currency contracts by $92.9 million and $57.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2018 and January 31, 2018 would decrease the fair value of our foreign currency contracts by $52.5 million and $83.2 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short term investments and the market value of certain longer term securities. At July 31, 2018, we had $834.6 million of cash equivalents and marketable securities, including $274.4 million classified as short-term marketable securities and $128.1 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would have an unrealized gain or loss of $1.0 million and $1.9 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, piracy prosecution, business practices and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows or financial position in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% and 63% of our net revenue for the six months ended July 31, 2018 and 2017, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, some portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S.

Risks inherent in our international operations include:

•	economic volatility;

•	tariffs, quotas, and other trade barriers and restrictions;

•	fluctuating currency exchange rates, including devaluations, currency controls and inflation, and risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patterns as compared to the developed world;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, and adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	U.S. and foreign tax law changes impacting how multinational companies are taxed;

•	tax arrangements with foreign governments, including our ability to meet and renew the terms of those tax arrangements;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases.

Some of our business partners also have international operations and are subject to the risks described above.

The Brexit vote has exacerbated and may further exacerbate many of the risks and uncertainties described above. The withdrawal of the United Kingdom from the European Union could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate.

In addition, the current U.S. administration has recently instituted or proposed changes to foreign trade policy including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries in which we do business. New or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government, have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance or other trade policies, may increase the cost of, or otherwise interfere with, conducting our business.

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

In addition, countries in which we operate may be classified as highly inflationary economies, requiring special accounting and financial reporting treatment for such operations, or such countries’ currencies may be devalued, or both, which may adversely impact our business operations and financial results.

Security incidents may compromise the integrity of our or our customers’ products, services, data or intellectual property, harm our reputation, damage our competitiveness, create additional liability and adversely impact our financial results.
As we digitize the Company and use cloud and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of our and our customers' information. Like other software products and systems, ours are vulnerable to security incidents. We devote resources to maintain the security and integrity of our systems, products, services and applications (online, mobile and desktop). We accomplish this by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates and accelerating our incident response time. Despite these efforts, we may not prevent security incidents.
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

Our strategy to digitize the Company involves increasing our use of cloud and web-based technologies and applications to leverage customer data. To accomplish this strategy, we must collect customer data, which may include personal data. Federal, state and foreign government privacy and data security laws apply to the treatment of personal data. Governments, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use, store, share and transmit personal data.
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

We rely on third-parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our customers, employees, or partners. Any third party security incident could compromise the integrity of, or availability or result in the theft of, data. In addition, our operations, or the operations of our customers or partners, could be negatively affected in the event of a security breach, and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our products and services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the six months ended July 31, 2018 and 2017, approximately 72% and 70%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data. Tech Data accounted for 35% and 30% of our total net revenue for the six months ended July 31, 2018 and July 31, 2017, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business, and political conditions in particular geographies, including Europe, APAC, and emerging economies;

•	failure to produce sufficient revenue, billings or subscription growth, and profitability;

•	failure to achieve anticipated levels of customer acceptance of our business model transition, including the impact of the end of perpetual licenses and the introduction of our M2S program;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	changes in product mix, pricing pressure or changes in product pricing;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	the success of new business or sales initiatives;

•	security breaches, related reputational harm, and potential financial penalties to customers and government entities;

•	timing of additional investments in the development of our platform or deployment of our services;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board or other rule-making bodies;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	failure to achieve and maintain cost reductions and productivity increases;

•	dependence on and the timing of large transactions;

•	changes in billings linearity;

•	adjustments arising from ongoing or future tax examinations;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower renewals of our maintenance program;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our ability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, new computing platforms, and 3D printing;

•	the timing of the introduction of new products by us or our competitors;

•	the financial and business condition of our reseller and distribution channels;

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2018, combined revenue from our AutoCAD and AutoCAD LT products, not including collections (formerly suites) having AutoCAD or AutoCAD LT as a component, represented 28% of total net revenue compared to 27% during the six months ended July 31, 2017.

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

We also have a $400.0 million revolving credit facility. As of July 31, 2018, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

This credit agreement contains customary covenants that could restrict the imposition of liens on Autodesk’s assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The financial covenants consist of a maximum debt to total cash ratio, a fixed charge coverage ratio through October 31, 2018, and, after October 31, 2018, a minimum interest coverage ratio.

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

On July 3, 2018, in connection with our acquisition of Assemble Systems, Inc. (“Assemble”), we issued 340,769 shares of our common stock to certain former holders of capital stock of Assemble (the "Assemble Stock Issuance") as partial consideration for the acquisition. The issuance of shares of our common stock in the Assemble Stock Issuance was not registered under the Securities Act of 1933, as amended (the "Securities Act"). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

See Note 8, "Acquisitions," in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Report for further information on our acquisition of Assemble.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 15, 2018)

10.1
Letter Amendment No. 2, dated as of June 27, 2018, to the Amended and Restated Credit Agreement, dated as of May 29, 2015, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Item 10.1 of the Registrant's Current Report on Form 8-K filed on June 29, 2018)

10.2*	Registrant's 2012 Employee Stock Plan, as amended and restated effective as of June 12, 2018 (filed herewith)

10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of June 12, 2018 (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
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

Dated: August 30, 2018

AUTODESK, INC.
(Registrant)

/s/ R. SCOTT HERREN
R. Scott Herren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)