Form 10-Q
period 2018-10-31
AUTODESK INC
filed 2018-12-06
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of November 30, 2018, registrant had outstanding 219,008,836 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net revenue:
Subscription	$481.3	$231.1	$1,252.3	$600.6
Maintenance	150.1	244.4	497.7	769.8
Total subscription and maintenance revenue	631.4	475.5	1,750.0	1,370.4
Other (1)	29.5	39.8	82.5	132.4
Total net revenue	660.9	515.3	1,832.5	1,502.8
Cost of revenue:
Cost of subscription and maintenance revenue	54.8	53.9	159.3	161.6
Cost of other revenue (2)	13.9	19.6	39.0	56.0
Amortization of developed technology	3.6	4.0	10.6	12.7
Total cost of revenue	72.3	77.5	208.9	230.3
Gross profit	588.6	437.8	1,623.6	1,272.5
Operating expenses:
Marketing and sales	297.6	272.5	863.1	785.8
Research and development	181.0	191.8	534.6	573.3
General and administrative	87.4	68.8	239.4	225.1
Amortization of purchased intangibles	4.2	4.7	11.8	15.3
Restructuring and other exit costs, net	3.7	—	40.0	0.2
Total operating expenses	573.9	537.8	1,688.9	1,599.7
Income (loss) from operations	14.7	(100.0)	(65.3)	(327.2)
Interest and other expense, net	(3.2)	(11.2)	(10.4)	(31.8)
Income (loss) before income taxes	11.5	(111.2)	(75.7)	(359.0)
Provision for income taxes	(35.2)	(8.6)	(69.8)	(34.4)
Net loss	$(23.7)	$(119.8)	$(145.5)	$(393.4)
Basic net loss per share	$(0.11)	$(0.55)	$(0.67)	$(1.79)
Diluted net loss per share	$(0.11)	$(0.55)	$(0.67)	$(1.79)
Weighted average shares used in computing basic net loss per share	218.9	219.6	218.7	219.7
Weighted average shares used in computing diluted net loss per share	218.9	219.6	218.7	219.7
____________________

(1)	Previously labeled as "License and other" in prior periods.

(2)	Previously labeled as "Cost of license and other revenue" in prior periods.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net loss	$(23.7)	$(119.8)	$(145.5)	$(393.4)
Other comprehensive (loss) income, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of ($1.1), $0.3, ($2.9), and $1.7, respectively)	11.5	(2.4)	29.1	(15.4)
Change in net unrealized gain on available-for-sale debt securities (net of tax effect of ($0.1), ($0.4), ($0.1) and ($0.3), respectively)	2.4	0.2	1.7	0.4
Change in defined benefit pension items (net of tax effect of ($1.3), $0.0, ($2.8) and $0.0, respectively)	1.6	0.2	11.6	—
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.0, $0.0, $0.5 and ($0.9), respectively)	(22.1)	(0.6)	(76.1)	38.0
Total other comprehensive (loss) income	(6.6)	(2.6)	(33.7)	23.0
Total comprehensive loss	$(30.3)	$(122.4)	$(179.2)	$(370.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2018	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$875.7	$1,078.0
Marketable securities	202.5	245.2
Accounts receivable, net	309.0	438.2
Prepaid expenses and other current assets	202.8	116.5
Total current assets	1,590.0	1,877.9
Marketable securities	114.8	190.8
Computer equipment, software, furniture and leasehold improvements, net	144.7	145.0
Developed technologies, net	19.8	27.1
Goodwill	1,645.3	1,620.2
Deferred income taxes, net	71.7	81.7
Other assets	188.1	170.9
Total assets	$3,774.4	$4,113.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88.6	$94.7
Accrued compensation	208.3	250.9
Accrued income taxes	44.6	28.0
Deferred revenue	1,517.6	1,551.6
Other accrued liabilities	126.4	198.0
Total current liabilities	1,985.5	2,123.2
Long-term deferred revenue	274.5	403.5
Long-term income taxes payable	40.9	41.6
Long-term deferred income taxes	96.5	66.6
Long-term notes payable, net	1,587.8	1,586.0
Other liabilities	127.5	148.7
Stockholders’ deficit:
Common stock and additional paid-in capital	2,009.1	1,952.7
Accumulated other comprehensive loss	(157.5)	(123.8)
Accumulated deficit	(2,189.9)	(2,084.9)
Total stockholders’ deficit	(338.3)	(256.0)
Total liabilities and stockholders' deficit	$3,774.4	$4,113.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2018	2017
Operating activities:
Net loss	$(145.5)	$(393.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	69.8	81.5
Stock-based compensation expense	175.5	199.5
Deferred income taxes	16.5	7.3
Restructuring and other exit costs, net	34.5	0.2
Other operating activities	14.8	18.1
Changes in operating assets and liabilities
Accounts receivable	129.4	143.3
Prepaid expenses and other current assets	8.3	(6.5)
Accounts payable and accrued liabilities	(181.0)	(69.3)
Deferred revenue	(73.8)	(21.8)
Accrued income taxes	17.1	(37.3)
Net cash provided by (used in) operating activities	65.6	(78.4)
Investing activities:
Purchases of marketable securities	(135.3)	(419.6)
Sales of marketable securities	61.3	199.2
Maturities of marketable securities	194.9	530.1
Capital expenditures	(49.4)	(39.3)
Acquisitions, net of cash acquired	(34.1)	—
Other investing activities	2.3	(11.5)
Net cash provided by investing activities	39.7	258.9
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	90.1	93.2
Taxes paid related to net share settlement of equity awards	(120.7)	(120.6)
Repurchases of common stock	(261.3)	(437.9)
Proceeds from debt, net of discount	—	496.9
Repayment of debt	—	(400.0)
Other financing activities	—	(5.8)
Net cash used in financing activities	(291.9)	(374.2)
Effect of exchange rate changes on cash and cash equivalents	(15.7)	5.8
Net decrease in cash and cash equivalents	(202.3)	(187.9)
Cash and cash equivalents at beginning of period	1,078.0	1,213.1
Cash and cash equivalents at end of period	$875.7	$1,025.2

Supplemental cash flow disclosure:
Non-cash investing activities:
Fair value of common stock issued as consideration for business combination (See Note 8)	$44.8	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2018, and for the three and nine months ended October 31, 2018 and 2017, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2018 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2019, or for any other period. Further, the balance sheet as of January 31, 2018 has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018, filed on March 22, 2018.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2018, that are of significance, or potential significance, to the Company.

Accounting standards adopted

Effective in the third quarter of fiscal 2019, Autodesk early adopted FASB Accounting Standards Update ("ASU") No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The ASU allows implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement. The ASU also requires amortization expense be recognized in the same line item as the related fees associated with the arrangement and related capitalized implementation costs be presented in the same line as the prepayment for the hosting fee. Changes to Autodesk's disclosures appear in this filing and will appear in the Annual Report on Form 10-K. The new guidance was applied prospectively to eligible costs as of August 1, 2018, and did not have a material impact on our Condensed Consolidated Financial Statements.

In August 2018, as part of FASB’s Disclosure Framework project, FASB issued ASU No. 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," and ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." FASB issued these ASUs to help improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. Effective in the third quarter of fiscal 2019, Autodesk early adopted ASU 2018-14 and ASU 2018-13. Most changes required retrospective application with a few exceptions in ASU 2018-13 that allowed for prospective adoption. Changes to Autodesk's disclosures appear in this filing and will appear in the Annual Report on Form 10-K depending on the specific disclosure.

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

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business" which provides a more robust framework to use in determining when a set of assets and activities is considered a business. The new guidance was applied on a prospective basis and the adoption did not have any impact on Autodesk's Condensed Consolidated Financial Statements.

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

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB ASU No. 2016-01 regarding Accounting Standards Codification ("ASC") Topic 825-10, "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value, unless the measurement alternative method has been elected for equity investments without readily determinable fair values ("non-marketable equity securities"), with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. Under the measurement alternative method, the non-marketable equity securities will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which will be recorded within the Condensed Consolidated Statement of Operations. The determination of whether a transaction is deemed a similar investment will require significant management judgment including consideration of the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company.

Autodesk prospectively adopted the amendments related to non-marketable equity securities existing as of the date of adoption. The new standard may add volatility to the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in privately held equity investments and the valuation and timing of observable price changes and impairments of its investments in non-marketable securities. See Note 5, "Financial Instruments" for more information.

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

Autodesk adopted ASC Topic 606 using the modified retrospective method, with a cumulative decrease of $89.0 million to the opening balance of "Accumulated deficit" at February 1, 2018. Autodesk applied the standard only to contracts that are not completed as of the date of initial application. The comparative information has not been adjusted and continues to be reported under ASC Topic 605. The details of the quantitative impact of the adoption on the three and nine months ended October 31, 2018, are shown below. See Note 3, "Revenue Recognition" for disclosures under the new standard.

Costs to acquire a contract from a customer

With the adoption of ASC Topic 606, Autodesk also adopted ASC Topic 340-40, "Other Assets and Deferred Costs—Contracts with Customers." Prior to the adoption of ASC Topic 340-40, Autodesk recognized compensation paid to sales employees and certain resellers related to obtaining customer contracts in marketing and sales expense in the Consolidated Statements of Operations when incurred. Under ASC Topic 340-40, Autodesk capitalizes this sales compensation as a contract cost when they are incremental, directly incurred to obtain a contract with a customer, and expected to be recoverable. The contract costs are amortized based on the transfer of goods or services to which the contract costs relate.

Under the modified retrospective method, Autodesk booked a cumulative decrease of $90.4 million to the opening balance of "Accumulated deficit" at February 1, 2018. The comparative information has not been adjusted and continues to be reported as incurred. The details of the quantitative impact of the adoption on the three and nine months ended October 31, 2018, are shown below. See Note 11, "Deferred Compensation" for disclosures under the new standard.

Quantitative effect of ASC Topic 606 and 340-40 adoption

The following table shows select line items that were materially impacted by the adoption of ASC Topics 606 and 340-40 on Autodesk’s unaudited Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2018:

	For the Three Months Ended October 31, 2018			For the Nine Months Ended October 31, 2018
	As Reported	Impact from the adoption of ASC 606 and 340-40	As Adjusted	As Reported	Impact from the adoption of ASC 606 and 340-40	As Adjusted
Net revenue (1)
Subscription	$481.3	$(8.4)	$472.9	$1,252.3	$(6.7)	$1,245.6
Maintenance	150.1	(0.8)	149.3	497.7	3.5	501.2
Other	29.5	(0.7)	28.8	82.5	5.7	88.2
Cost of revenue (1)
Cost of subscription and maintenance revenue	54.8	—	54.8	159.3	(0.1)	159.2
Cost of other revenue	13.9	0.3	14.2	39.0	1.0	40.0
Operating expenses (1):
Marketing and sales	297.6	(6.7)	290.9	863.1	(31.1)	832.0
Provision for income taxes	(35.2)	9.5	(25.7)	(69.8)	8.0	(61.8)
Net loss (2)	$(23.7)	$6.0	$(17.7)	$(145.5)	$40.7	$(104.8)
Basic net loss per share	$(0.11)	$0.03	$(0.08)	$(0.67)	$0.19	$(0.48)
Diluted net loss per share	$(0.11)	$0.03	$(0.08)	$(0.67)	$0.19	$(0.48)
____________________

(1)	While not shown here, gross margin, loss from operations, and loss before income taxes have consequently been affected as a result of the net effect of the adjustments noted above.

(2)
The impact on the unaudited Condensed Consolidated Statements of Comprehensive Loss is limited to the net effects of the impacts noted above on the Condensed Consolidated Statements of Operations, specifically on the line item "Net loss."

The following table shows select line items that were materially impacted by the adoption of ASC Topics 606 and 340-40 on Autodesk’s unaudited Condensed Consolidated Balance Sheet as of October 31, 2018:

	As reported	Impact from the adoption of ASC 606 and 340-40	As Adjusted
ASSETS
Current assets:
Accounts receivable, net	$309.0	$60.8	$369.8
Prepaid expenses and other current assets (1)	202.8	(66.6)	136.2
Deferred income taxes, net	71.7	12.3	84.0
Other assets (1)	188.1	(14.8)	173.3
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued income taxes	44.6	(2.3)	42.3
Deferred revenue	1,517.6	112.0	1,629.6
Other accrued liabilities	126.4	3.2	129.6
Long-term deferred revenue	274.5	29.6	304.1
Long-term income taxes payable	40.9	(0.2)	40.7
Long-term deferred income taxes	96.5	(11.9)	84.6
Accumulated deficit (2)	(2,189.9)	(138.7)	(2,328.6)
____________________

(1)
Short term and long term "contract assets" under ASC Topic 606 are included within "Prepaid expenses and other current assets" and "Other assets," respectively, on the unaudited Condensed Consolidated Balance Sheet.

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

Recently issued accounting standards not yet adopted

In February 2018, FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendment allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.  The amendment only impacts the income tax effect of the passage of the Tax Cuts and Jobs Act but does not affect the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations.  The amendment is effective for Autodesk's fiscal year beginning February 1, 2019.  Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In August 2017, FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendment helps simplify certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. Autodesk will adopt the amendment for the fiscal year beginning February 1, 2019, the required adoption date. The transition impact, if any, is expected to be immaterial and no substantive changes are expected to Autodesk’s current processes, accounting, or disclosures for cash flow hedges.

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

In February 2016, FASB issued ASU No. 2016-02, Leases (ASC Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The new standard requires entities to reflect the net present value of all future fixed lease payments for both operating and finance leases. It also requires entities to disclose fixed and variable lease payments separately and by lease type (operating vs. finance leases). ASU 2016-02 requires a modified retrospective approach with optional practical expedients. Autodesk has elected the practical expedient to not reassess the lease classification of existing leases and to combine lease and non-lease components for new leases post adoption. Autodesk has also elected the practical expedient to not reassess initial direct costs for existing leases as of the adoption date. In addition, FASB issued ASU No. 2018-10 and 2018-11 in July 2018, to help provide interpretive clarifications on various issues raised by stakeholders. ASU 2018-10 clarifies ambiguous or potentially conflicting guidance in ASU 2016-02 but is not expected to have a material impact on Autodesk. ASU 2018-11 provides an additional transition option to apply ASU 2016-02 upon adoption of the new standard. Autodesk will use this option and apply ASU 2016-02 to leases active as of the adoption date of the new standard, February 1, 2019.

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

For product subscriptions and enterprise business agreement ("EBA") subscriptions in which the desktop software and related cloud functionality are highly interrelated, the combined performance obligation is recognized ratably over the contract term as the obligation is delivered. For contracts involving distinct software licenses, the license performance obligation is satisfied at a point in time when control is transferred to the customer. For standalone maintenance subscriptions, cloud subscriptions, and technical support services, the performance obligation is satisfied ratably over the contract term as those services are delivered. For consulting services, the performance obligation is satisfied over a period of time as those services are delivered.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by geographic location, product family, and sales channel is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Net revenue by product family (1):
Architecture, Engineering and Construction	$263.8	$195.4	$728.7	$570.9
AutoCAD and AutoCAD LT	190.6	142.7	522.8	407.3
Manufacturing	158.5	132.0	440.0	392.6
Media and Entertainment	43.6	37.7	127.1	112.2
Other	4.4	7.5	13.9	19.8
Total net revenue	$660.9	$515.3	$1,832.5	$1,502.8

Net revenue by geographic area:
Americas
U.S.	$225.0	$182.4	$626.1	$546.8
Other Americas	43.5	32.2	123.4	91.9
Total Americas	268.5	214.6	749.5	638.7
Europe, Middle East and Africa	266.5	205.4	735.7	594.4
Asia Pacific	125.9	95.3	347.3	269.7
Total net revenue	$660.9	$515.3	$1,832.5	$1,502.8

Net revenue by sales channel:
Indirect	$477.0	$360.6	$1,315.5	$1,055.4
Direct	183.9	154.7	517.0	447.4
Total net revenue	$660.9	$515.3	$1,832.5	$1,502.8
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

As of October 31, 2018, Autodesk had total billed and unbilled deferred revenue of $2.24 billion, which represents the total contract price allocated to undelivered performance obligations, which are generally recognized over the next three years. We expect to recognize $1.66 billion or 74% of this revenue during the next 12 months. We expect to recognize the remaining $581.7 million or 26% of this revenue thereafter.

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of October 31, 2018. Deferred revenue relates to payments received in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the nine months ended October 31, 2018, that was included in the deferred revenue balances at January 31, 2018, was $1.26 billion. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers, which may lead to an increase in our deferred revenue balance over time.

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

Total sales to the distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 35% of Autodesk’s total net revenue for both the three and nine months ended October 31, 2018 and 32% and 31% for the three and nine months ended October 31, 2017, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 23% and 31% of trade accounts receivable at October 31, 2018 and January 31, 2018, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of October 31, 2018, and January 31, 2018:

	October 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$11.3	$—	$—	$11.3	$—	$11.3	$—
Commercial paper	249.9	—	—	249.9	—	249.9	—
Custody cash deposit	1.0	—	—	1.0	1.0	—	—
Money market funds	128.2	—	—	128.2	128.2	—	—
U.S. government securities	14.0	—	—	14.0	—	14.0	—
Marketable securities:
Short-term
Agency bonds	6.5	—	—	6.5	—	6.5	—
Asset backed securities	15.2	—	(0.1)	15.1	—	15.1	—
Certificates of deposit	7.5	—	—	7.5	—	7.5	—
Corporate debt securities	61.1	—	(0.2)	60.9	—	60.9	—
U.S. government securities	42.0	—	(0.1)	41.9	—	41.9	—
Other (2)	9.9	1.1	—	11.0	1.6	9.4	—
Short-term trading securities
Mutual funds	54.8	4.8	—	59.6	59.6	—	—
Long-term
Agency bonds	8.5	—	—	8.5	—	8.5	—
Asset backed securities	24.6	—	(0.2)	24.4	—	24.4	—
Corporate debt securities	65.6	—	(0.4)	65.2	—	65.2	—
Municipal bonds	7.6	—	(0.1)	7.5	—	7.5	—
U.S. government securities	5.0	—	—	5.0	—	5.0	—
Other (3)	4.2	—	—	4.2	—	4.2	—
Convertible debt securities (4)	4.6	1.9	(1.2)	5.3	—	—	5.3
Derivative contract assets (5)	1.8	25.6	(1.6)	25.8	—	24.9	0.9
Derivative contract liabilities (6)	—	—	(7.4)	(7.4)	—	(7.4)	—
Total	$723.3	$33.4	$(11.3)	$745.4	$190.4	$548.8	$6.2
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of municipal bonds, commercial paper, common stock, and sovereign debt.

(3)	Consists of sovereign debt.

(4)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(6)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$5.0	$—	$—	$5.0	$5.0	$—	$—
Certificates of deposit	17.4	—	—	17.4	17.4	—	—
Commercial paper	324.2	—	—	324.2	—	324.2	—
Corporate debt securities	5.0	—	—	5.0	5.0	—	—
Custody cash deposit	5.2	—	—	5.2	5.2	—	—
Money market funds	278.8	—	—	278.8	—	278.8	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	2.0	—	—	2.0	—	2.0	—
Marketable securities:
Short-term
Asset backed securities	13.1	—	—	13.1	—	13.1	—
Commercial paper	27.5	—	—	27.5	—	27.5	—
Corporate debt securities	99.4	—	(0.1)	99.3	99.3	—	—
Other (2)	9.2	—	—	9.2	7.7	1.5	—
U.S. government securities	37.1	—	—	37.1	37.1	—	—
Short-term trading securities
Mutual funds	50.1	8.9	—	59.0	59.0	—	—
Long-term
Agency bonds	13.7	—	(0.1)	13.6	13.6	—	—
Asset backed securities	36.8	—	(0.2)	36.6	—	36.6	—
Corporate debt securities	100.2	0.1	(0.4)	99.9	99.9	—	—
Municipal bonds	12.7	—	(0.1)	12.6	12.6	—	—
Sovereign debt	2.8	—	—	2.8	—	2.8	—
U.S. government securities	25.5	—	(0.2)	25.3	25.3	—	—
Convertible debt securities (3)	7.5	0.5	(0.2)	7.8	—	—	7.8
Derivative contract assets (4)	2.0	7.5	(1.3)	8.2	—	7.2	1.0
Derivative contract liabilities (5)	—	—	(26.6)	(26.6)	—	(26.6)	—
Total	$1,080.2	$17.0	$(29.2)	$1,068.0	$392.1	$667.1	$8.8
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of agency bonds, certificates of deposit, sovereign debt, and municipal bonds.

(3)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in convertible debt securities and related derivative contracts.

A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2018, follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2018	$1.0	$7.8	$8.8
Settlements	—	(3.5)	(3.5)
(Loss) gain included in earnings	(0.1)	0.5	0.4
Gain included in OCI	—	0.5	0.5
Balances, October 31, 2018	$0.9	$5.3	$6.2

The following table summarizes the estimated fair value of Autodesk's securities classified by the contractual maturity date of the security:

	October 31, 2018
	Cost	Fair Value
Due within 1 year	$146.8	$148.2
Due in 1 year through 5 years	111.0	110.3
Due in 5 years through 10 years	3.6	3.6
Due after 10 years	0.9	0.9
Total	$262.3	$263.0

As of October 31, 2018, and January 31, 2018, Autodesk had no material unrealized losses, individually and in the aggregate, for securities that are in a continuous unrealized loss position for greater than twelve months.

There was no loss or gain for the sales or redemptions of securities during the nine months ended October 31, 2018. Gains and losses resulting from the sale or redemption of securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the nine months ended October 31, 2018 and 2017, were $256.2 million and $729.3 million, respectively.

Non-marketable equity securities

Autodesk had $112.3 million in direct investments in privately held companies for both periods ending October 31, 2018, and January 31, 2018. These non-marketable equity security investments do not have readily determined fair values and with the adoption of ASU 2016-01 during the first quarter of fiscal 2019, Autodesk elected to use the measurement alternative to account for the adjustment to these investments in a given quarter. See "Note 2. Recently Issued Accounting Standards" for more details on the adoption.

Under the measurement alternative method, these investments are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. To determine if a transaction is deemed a similar investment, Autodesk considers the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. The fair value would then be adjusted positively or negatively based on available information such as pricing in recent rounds of financing. During the nine months ended October 31, 2018, and cumulative since the adoption of ASU 2016-01 in the first quarter of fiscal 2019, Autodesk recorded $6.2 million as a positive adjustment on certain of its privately held investments, reflected as a gain in "Interest and other expense, net" on the Company's Condensed Consolidated Statement of Operations.

Non-marketable equity securities investments are periodically assessed for impairment based on available information such as current cash positions, earnings and cash flow positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Autodesk does not intend to sell these investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the amortized cost basis. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. During the three months ended October 31, 2018, Autodesk recorded no impairments on its privately held investments. During the nine months ended October 31, 2018, Autodesk recorded $4.8 million in impairments on its privately held investments. Therefore, Autodesk does not consider the remaining investments to be impaired at October 31, 2018. During the three and nine months ended October 31, 2017, Autodesk recorded $3.9 million and $8.0 million, respectively, in impairments on its privately held investments.

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

The net notional amounts of these contracts are presented net settled and were $812.6 million at October 31, 2018, and $619.9 million at January 31, 2018. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $12.5 million remaining in “Accumulated other comprehensive loss” as of October 31, 2018, is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized in “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated receivables and payables. The net notional amounts of these foreign currency contracts are presented net settled and were $317.0 million at October 31, 2018, and $329.6 million at January 31, 2018.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2018 and January 31, 2018:

	Balance Sheet Location	Fair Value at
		October 31, 2018	January 31, 2018
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$19.5	$6.2
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	6.3	2.0
Total derivative assets		$25.8	$8.2
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$6.4	$18.7
Derivatives not designated as hedging instruments	Other accrued liabilities	1.0	7.9
Total derivative liabilities		$7.4	$26.6

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2018 and 2017 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion)	$6.8	$2.9	$20.1	$(8.5)
Amount and location of (loss) gain reclassified from accumulated other comprehensive loss into (loss) income (effective portion)
Net revenue	$(2.5)	$2.4	$(8.5)	$7.2
Operating expenses	(2.2)	2.9	(0.5)	(0.3)
Total	$(4.7)	$5.3	$(9.0)	$6.9
Amount and location of gain (loss) recognized in (loss) income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$0.9	$—	$1.4	$(0.1)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2018 and 2017 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Amount and location of gain (loss) recognized on derivatives in net (loss)
Interest and other expense, net	$4.7	$0.9	$10.7	$(7.4)

6. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the nine months ended October 31, 2018, is as follows:

	Unvested Restricted Stock Units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2018	5,670.7	$82.94
Granted	1,784.6	147.10
Vested	(2,452.3)	75.71
Canceled/Forfeited	(559.3)	90.77
Performance Adjustment (1)	29.9	101.74
Unvested restricted stock units at October 31, 2018	4,473.6	$113.37

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2018 performance period. The performance stock units were attained at rates ranging from 90.0% to 117.6% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2018 and 2017, was $355.1 million and $332.8 million, respectively.

During the nine months ended October 31, 2018, Autodesk granted 1.6 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $49.8 million and $51.5 million during the three months ended October 31, 2018 and 2017, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $135.6 million and $153.5 million during the nine months ended October 31, 2018 and 2017, respectively. The $153.5 million of stock-based compensation expense for the nine months ended October 31, 2017, includes $9.1 million related to the acceleration of eligible restricted stock awards in conjunction with the Company's former CEO's transition agreement.

During the nine months ended October 31, 2018, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on Annualized Recurring Revenue ("ARR") and free cash flow per share goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index or the S&P North American Technology Software Index (“Relative TSR”). These performance stock units vest over a three-year period and have the following vesting schedule:

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

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using the stock price on the date of grant or if the awards are also subject to a market condition, a Monte Carlo simulation model. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $7.5 million and $7.1 million for the three months ended October 31, 2018 and 2017, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $19.9 million and $27.7 million for the nine months ended October 31, 2018 and 2017, respectively. The $27.7 million of stock-based compensation expense for the nine months ended October 31, 2017, includes $7.5 million related to the acceleration of eligible performance stock awards in conjunction with the Company's former CEO's transition agreement.

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

A summary of the ESPP activity for the three and nine months ended October 31, 2018 and 2017, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Issued shares	0.5	0.9	1.0	2.0
Average price of issued shares	$92.50	$39.92	$90.25	$39.03
Weighted average grant date fair value of awards granted under the ESPP (1)	$47.21	$33.04	$42.75	$32.41
 _______________

(1)	Calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2018 and 2017, respectively, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Cost of subscription and maintenance revenue	$3.6	$2.8	$9.4	$8.5
Cost of other revenue	1.3	1.0	3.0	3.1
Marketing and sales	27.8	27.7	77.7	80.1
Research and development	20.6	20.1	57.1	61.7
General and administrative	10.9	13.5	28.3	46.1
Stock-based compensation expense related to stock awards and ESPP purchases	64.2	65.1	175.5	199.5
Tax benefit	(1.6)	(1.3)	(2.2)	(1.6)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$62.6	$63.8	$173.3	$197.9

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

	Three Months Ended October 31, 2018		Three Months Ended October 31, 2017
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	N/A	32.7 - 34.6%	N/A	31.7 - 33.4%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	N/A	—%
Range of risk-free interest rates	N/A	2.3 - 2.8%	N/A	1.2 - 1.4%
	Nine Months Ended October 31, 2018		Nine Months Ended October 31, 2017
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	35.7%	32.7 - 37.5%	31.8%	31.4 - 33.7%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	2.0%	1.9 - 2.8%	1.0 - 1.2%	0.9 - 1.4%

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

7. Income Tax

 Autodesk had income tax expense of $35.2 million, relative to pre-tax income of $11.5 million for the three months ended October 31, 2018, and income tax expense of $8.6 million, relative to pre-tax losses of $111.2 million for the three months ended October 31, 2017. Autodesk had income tax expense of $69.8 million, relative to pre-tax losses of $75.7 million for the nine months ended October 31, 2018, and income tax expense of $34.4 million, relative to pre-tax losses of $359.0 million for the nine months ended October 31, 2017. Income tax expense for the three and nine months ended October 31, 2018, increased primarily due to increased worldwide earnings, foreign taxes, and withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses in the United States arising from the Company's business model transition as a significant piece of negative evidence and established a valuation allowance against the Company’s U.S. deferred tax assets in fiscal 2016. Based on the positive and negative evidence as of October 31, 2018, the Company continues to maintain a valuation allowance for the U.S. deferred tax assets.

As of October 31, 2018, the Company had $344.8 million of gross unrecognized tax benefits, of which $312.3 million would reduce our valuation allowance, if recognized. The remaining $32.5 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

The Internal Revenue Service is examining the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015.  While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law at a more likely than not level, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions that do not meet the more likely than not standard for the years being examined.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, and provides broad and significant changes to the U.S. corporate income tax regime. As of October 31, 2018, Autodesk has not completed its determination of the accounting implications of the Tax Act. The provisional amounts recorded are based on Autodesk’s current interpretation and understanding of the Tax Act and may change as the Company receives additional clarification and implementation guidance and finalizes the analysis of all impacts and positions with regard to the Tax Act. As of October 31, 2018, there have been no material adjustments to provision amounts as were determined at January 31, 2018. As additional regulatory guidance is issued, Autodesk will continue to collect and analyze necessary data and may adjust provisional amounts previously recorded in the period in which the adjustments are made. Pursuant to Staff Accounting Bulletin 118 (“SAB 118”), Autodesk will complete the accounting for the tax effects of all provisions of the Tax Act within the required measurement period not to extend beyond one year from the enactment date. Proposed and final regulations pertaining to the fiscal 2018 application of the Tax Act remain outstanding; therefore, the Company concluded that the measurement period under SAB 118 remains open.

8.     Acquisitions

During the nine months ended October 31, 2018, Autodesk completed one business combination as described below. The results of operations for the following acquisition are included in the accompanying Condensed Consolidated Statement of Operations. Pro forma results of operations have not been presented because the effects of the following acquisition were not material to Autodesk's Condensed Consolidated Financial Statements. The adoption of ASU 2017-01 in the first quarter of fiscal 2019 did not impact the accounting for this acquisition.

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

The acquisition-date fair value of the consideration transferred totaled $93.6 million, which consisted of $38.2 million of cash, $44.8 million of Autodesk common stock (340,769 shares) and an ascribed value of $10.6 million to Autodesk's existing equity interest in Assemble.

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

For the Assemble acquisition that was accounted for as a business combination, Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded is primarily attributable to synergies expected to arise after the acquisition. There is no amount of goodwill that is deductible for U.S. income tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the Assemble business combination that was completed during the nine months ended October 31, 2018:

October 31, 2018
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

9. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	October 31, 2018	January 31, 2018
Developed technologies, at cost	$578.9	$578.5
Customer relationships, trade names, patents, and user lists, at cost (1)	379.5	372.5
Other intangible assets, at cost (2)	958.4	951.0
Less: Accumulated amortization	(909.0)	(895.8)
Other intangible assets, net	$49.4	$55.2
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

10. Goodwill

Goodwill consists of the excess of consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 31, 2018:

Balance as of January 31, 2018	$1,769.4
Less: accumulated impairment losses as of January 31, 2018	(149.2)
Net balance as of January 31, 2018	1,620.2
Additions arising from acquisitions during the period	71.9
Effect of foreign currency translation	(46.8)
Balance as of October 31, 2018	$1,645.3

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

There was no goodwill impairment during the three and nine months ended October 31, 2018.

11. Deferred Compensation

At October 31, 2018, Autodesk had marketable securities totaling $317.3 million, of which $59.6 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $59.6 million related to the deferred compensation liability at October 31, 2018, $3.3 million was classified as current and $56.3 million was classified as non-current liabilities. Of the $59.0 million related to the deferred compensation liability at January 31, 2018, $3.4 million was classified as current and $55.6 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

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

The ending balance of assets recognized from costs to obtain a contract with a customer was $75.8 million as of October 31, 2018. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $26.9 million and $80.0 million during the three and nine months ended October 31, 2018, respectively. Autodesk did not recognize any contract cost impairment losses during the nine months ended October 31, 2018.

12. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	October 31, 2018	January 31, 2018
Computer hardware, at cost	$182.8	$217.1
Computer software, at cost	65.1	72.6
Leasehold improvements, land and buildings, at cost	240.2	228.9
Furniture and equipment, at cost	62.3	63.4
	550.4	582.0
Less: Accumulated depreciation	(405.7)	(437.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$144.7	$145.0

13. Borrowing Arrangements

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt due December 15, 2017, and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $460.6 million as of October 31, 2018.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $749.5 million as of October 31, 2018.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 ("$400.0 million 2012 Notes") and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 ("$350.0 million 2012 Notes" and collectively with the $400.0 million 2012 Notes, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. On July 27, 2017, Autodesk redeemed in full the $400.0 million 2012 Notes. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the $350.0 million 2012 Notes was approximately $346.7 million as of October 31, 2018.

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

The line of credit is syndicated with various financial institutions, including Citibank, N.A., an affiliate of Citigroup, which is one of the lead lenders and an agent. The maturity date on the line of credit is May 2020. At October 31, 2018, Autodesk was in compliance with the credit facility's covenants and had no outstanding borrowings on this line of credit.

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

The following table sets forth the restructuring charges and other lease termination exit costs during the nine months ended October 31, 2018:

	Balances, January 31, 2018	Additions	Payments	Adjustments (1)	Balances, October 31, 2018
Fiscal 2018 Plan
Employee termination costs	$53.0	$37.4	$(83.6)	$(0.2)	$6.6
Lease termination and other exit costs	2.5	3.1	(5.5)	0.1	0.2
Total	$55.5	$40.5	$(89.1)	$(0.1)	$6.8
Current portion (2)	$55.5				$6.8
Total	$55.5				$6.8
____________________

(1)	Adjustments primarily relate to the impact of foreign exchange rate changes, settlement of lease contracts, and certain write offs related to fixed assets.

(2)	The current portion of the reserve are recorded in the unaudited Condensed Consolidated Balance Sheets under “Other accrued liabilities." There was no non-current portion as of October 31, 2018.

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, investigations, inquiries, and proceedings in the normal course of business including claims of alleged infringement of intellectual property rights, commercial, employment, tax, piracy prosecution, business practices and other matters. Autodesk routinely reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, Autodesk records a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, Autodesk bases its loss accruals on the best information available at the time. As additional information becomes available, Autodesk reassesses its potential liability and may revise its estimates. In the Company's opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company's results of operations, cash flows, or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company's financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

16. Stockholders' Deficit

Changes in stockholders' deficit by component, net of tax, as of October 31, 2018 are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2018	218.3	$1,952.7	$(123.8)	$(2,084.9)	$(256.0)
Common shares issued under stock plans	1.0	10.3	—	—	10.3
Stock-based compensation expense	—	54.4	—	—	54.4
Cumulative effect of accounting changes	—	—	—	176.1	176.1
Net loss	—	—	—	(82.4)	(82.4)
Other comprehensive (loss)	—	—	(10.0)	—	(10.0)
Repurchase and retirement of common shares	(0.2)	(16.4)	—	(4.6)	(21.0)
Balances, April 30, 2018	219.1	2,001.0	(133.8)	(1,995.8)	(128.6)
Common shares issued under stock plans	0.2	(12.9)	—	—	(12.9)
Stock-based compensation expense	—	56.9	—	—	56.9
Cumulative effect of accounting changes	—	—	—	1.4	1.4
Net loss	—	—	—	(39.4)	(39.4)
Other comprehensive (loss)	—	—	(17.1)	—	(17.1)
Shares issued for Assemble Systems acquisition	0.3	44.8	—	—	44.8
Repurchase and retirement of common shares	(1.1)	(77.3)	—	(69.4)	(146.7)
Balances, July 31, 2018	218.5	2,012.5	(150.9)	(2,103.2)	(241.6)
Common shares issued under stock plans	1.4	(28.0)	—	—	(28.0)
Stock-based compensation expense	—	64.2	—	—	64.2
Net loss	—	—	—	(23.7)	(23.7)
Other comprehensive income	—	—	(6.6)	—	(6.6)
Repurchase and retirement of common shares (1)	(0.8)	(39.6)	—	(63.0)	(102.6)
Balances, October 31, 2018	219.1	$2,009.1	$(157.5)	$(2,189.9)	$(338.3)
 ________________

(1)
During the three and nine months ended October 31, 2018, Autodesk repurchased 0.8 million shares and 2.1 million shares at an average repurchase price of $131.42 and $129.86 per share, respectively. At October 31, 2018, 17.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' deficit by component, net of tax, as of January 31, 2018 are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balances, January 31, 2017	220.3	$1,876.3	$(178.5)	$(964.2)	$733.6
Common shares issued under stock plans	1.8	17.1	—	—	17.1
Stock-based compensation expense	—	66.8	—	—	66.8
Net loss	—	—	—	(129.6)	(129.6)
Other comprehensive income	—	—	12.2	—	12.2
Repurchase and retirement of common shares	(2.2)	(61.2)	—	(130.8)	(192.0)
Balances, April 30, 2017	219.9	1,899.0	(166.3)	(1,224.6)	508.1
Common shares issued under stock plans	0.4	(11.0)	—	—	(11.0)
Stock-based compensation expense	—	67.6	—	—	67.6
Net loss	—	—	—	(144.0)	(144.0)
Other comprehensive income	—	—	13.4	—	13.4
Repurchase and retirement of common shares	(1.2)	(20.8)	—	(97.8)	(118.6)
Balances, July 31, 2017	219.1	1,934.8	(152.9)	(1,466.4)	315.5
Common shares issued under stock plans	2.2	(33.5)	—	—	(33.5)
Stock-based compensation expense	—	65.1	—	—	65.1
Net loss	—	—	—	(119.8)	(119.8)
Other comprehensive loss	—	—	(2.6)	—	(2.6)
Repurchase and retirement of common shares	(1.0)	(35.6)	—	(81.8)	(117.4)
Balances, October 31, 2017	220.3	1,930.8	(155.5)	(1,668.0)	107.3
Common shares issued under stock plans	0.5	(21.3)	—	—	(21.3)
Stock-based compensation expense	—	61.9	—	—	61.9
Net loss	—	—	—	(173.5)	(173.5)
Other comprehensive income	—	—	31.7	—	31.7
Repurchase and retirement of common shares	(2.5)	(18.7)	—	(243.4)	(262.1)
Balances, January 31, 2018	218.3	$1,952.7	$(123.8)	$(2,084.9)	$(256.0)

17. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2018:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2018	$(16.6)	$1.3	$(29.3)	$(79.2)	$(123.8)
Other comprehensive income (loss) before reclassifications	23.0	1.8	14.1	(76.6)	(37.7)
Pre-tax losses reclassified from accumulated other comprehensive loss	9.0	—	0.3	—	9.3
Tax effects	(2.9)	(0.1)	(2.8)	0.5	(5.3)
Net current period other comprehensive income (loss)	29.1	1.7	11.6	(76.1)	(33.7)
Balances, October 31, 2018	$12.5	$3.0	$(17.7)	$(155.3)	$(157.5)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Numerator:
Net loss	$(23.7)	$(119.8)	$(145.5)	$(393.4)
Denominator:
Denominator for basic net loss per share—weighted average shares	218.9	219.6	218.7	219.7
Effect of dilutive securities (1)	—	—	—	—
Denominator for dilutive net loss per share	218.9	219.6	218.7	219.7
Basic net loss per share	$(0.11)	$(0.55)	$(0.67)	$(1.79)
Diluted net loss per share	$(0.11)	$(0.55)	$(0.67)	$(1.79)

____________________

(1)
The effect of dilutive securities of 2.7 million and 4.1 million shares in the three months ended October 31, 2018 and 2017, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods. The effect of dilutive securities of 3.0 million and 4.4 million shares in the nine months ended October 31, 2018 and 2017, respectively, has been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended October 31, 2018 and 2017, 0.7 million and zero potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively. For both the nine months ended October 31, 2018 and 2017, 0.3 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share, respectively.

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

20. Subsequent Events

On November 20, 2018, Autodesk entered into an agreement to acquire PlanGrid, Inc., a leading provider of construction productivity software, for $875 million, net of cash acquired. This acquisition is expected to enable Autodesk to offer a more comprehensive, cloud-based construction platform. The transaction, which is structured as a cash offer for all the outstanding shares of PlanGrid, is subject to customary closing conditions, including regulatory approvals, and is expected to close in Autodesk’s fourth quarter of fiscal 2019. Autodesk expects to use a term loan and cash on hand to fund the transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three and Nine Months Ended October 31, 2018 and 2017” below, future net revenue, operating expenses, recurring revenue, annualized recurring revenue, annualized revenue per subscription, other future financial results (by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new business models and markets, our expectations regarding the continued transition of our business model, expectations for our maintenance plan and subscription plan subscriptions, our ability to increase our subscription base, expected market trends, including the growth of cloud and mobile computing, expectations for our planned PlanGrid acquisition and funding thereof, the availability of credit, the effect of unemployment, the effects of global economic conditions, the effects of revenue recognition, the effects of recently issued accounting standards, expected trends in certain financial metrics, including expenses, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new business and sales initiatives, the impact of planned and past acquisitions, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, we believe our industry is undergoing a similar transition from the personal computer to cloud, mobile, and social computing. To address this transition, beginning in fiscal 2015, we have accelerated our move to the cloud and mobile devices and are offering more flexible licensing. Our product subscriptions currently represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud SaaS offerings, for example, BIM 360, Shotgun, Fusion, and AutoCAD 360 Pro, provide tools, including mobile and social capabilities, to streamline design, collaboration, building and manufacturing and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Our strategy is to build an enduring relationship with our customers, delivering valuable automation and insight to their design and make processes. Industry collections provide our customers with increased access to a broader selection of Autodesk products and services that exceeds those previously available in suites - simplifying the customers' ability to get access to a complete set of tools for their industry. We offer subscriptions for individual products and industry collections, flexible enterprise business agreements ("EBAs"), and cloud service offerings (collectively referred to as "subscription plan"). These subscription plan offerings are designed to give our customers more flexibility with how they use our products and service offerings and to attract a broader range of customers, such as project-based users and small businesses.

With the discontinuation of the sale of most perpetual licenses over two years ago, we have transitioned away from selling a mix of perpetual licenses and term-based product subscriptions toward a single subscription model. This change in strategy is referred to as our "business model transition." In fiscal 2018, we commenced a program to incentivize maintenance plan customers to move to product subscriptions. Through this program we offer discounts on product subscriptions to those maintenance customers that move to a new product subscription, while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance.

As we progress through the current stage of the business model transition, annualized recurring revenue ("ARR"), growth of billings, and total deferred revenue better reflect business momentum. To analyze progress, we disaggregate our growth between the original maintenance model ("maintenance plan") and the subscription plan model. Maintenance plan subscriptions peaked in the fourth quarter of our fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect them to decline slowly over time as maintenance plan customers continue to convert to our subscription plans.

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store. See Note 3, "Revenue Recognition" in the Notes to the unaudited Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and nine months ended October 31, 2018 and 2017.

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

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology, and businesses. For example, we recently announced our planned acquisition of PlanGrid, Inc., a leading provider of construction productivity software. We believe that PlanGrid will enable us to offer a more comprehensive, cloud-based construction platform. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will continue to acquire products, technology, and businesses as compelling opportunities become available.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2018. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended October 31, 2018 as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2018, except for the adoption of Accounting Standard Codification ("ASC") Topics 606 and 340-40. For changes made to our revenue recognition policy as a result of the adoption of ASC Topics 606 and 340-40, refer to Note 3, "Revenue Recognition" and Note 11, "Deferred Compensation," in the Notes to the unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Nine Months Ended October 31, 2018 and 2017

•
Total net revenue was $660.9 million and $1.83 billion for the three and nine months ended October 31, 2018, respectively, an increase of 28% and 22% compared to the same periods in the prior fiscal year.

•	Total ARR was $2.53 billion, an increase of 33% compared to the same period in the prior fiscal year.

•	Subscription plan ARR was $1.93 billion, an increase of 108% compared to the third quarter in the prior fiscal year.

•	Total subscriptions increased 0.1 million from the second quarter of fiscal 2019 to 4.1 million at the end of the third quarter.

•
Deferred revenue was $1.79 billion, an increase of 2% compared to the third quarter in the prior fiscal year. Total deferred revenue (deferred revenue plus unbilled deferred revenue) was $2.24 billion, an increase of 17% compared to the same period in the prior fiscal year.

•
We adopted ASC Topic 606 and ASC Topic 340-40 during the first quarter of fiscal 2019. See discussion below for additional information regarding certain metrics that were affected by the new standards under the heading “Impact of New Revenue Accounting Standard."

Revenue Analysis

Net revenue increased during the three and nine months ended October 31, 2018, as compared to the same periods in the prior fiscal year, primarily due to the respective 108% and 109% increase in subscription revenue, partially offset by a 39% and 35% decrease in maintenance revenue primarily as a result of the program to migrate customers from a maintenance plan to a subscription plan.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 35% of Autodesk’s total net revenue for both the three and nine months ended October 31, 2018 and 32% and 31% for the three and nine months ended October 31, 2017, respectively. Our customers through Tech Data are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Recurring Revenue and Subscriptions

In order to help better understand our financial performance, we use several metrics including recurring revenue, ARR, total subscriptions, and annualized revenue per subscription ("ARPS"). ARR, ARPS, total subscriptions, and recurring revenue are performance metrics and should be viewed independently of revenue and deferred revenue as ARR, ARPS, total subscriptions, and recurring revenue are not intended to be combined with those items. Our determination and presentation may differ from that of other companies. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended October 31, 2018	Change compared to prior fiscal year		Three Months Ended October 31, 2017
(In millions, except percentage data)		$	%
Recurring Revenue (1)	$631.4	$155.9	33%	$475.5
As a percentage of net revenue	96%	N/A	N/A	92%

	Nine Months Ended October 31, 2018	Change compared to prior fiscal year		Nine Months Ended October 31, 2017
		$	%
Recurring Revenue (1)	$1,749.8	$381.0	28%	$1,368.8
As a percentage of net revenue	95%	N/A	N/A	91%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the unaudited Condensed Consolidated Statements of Operations.

The following table outlines our ARR, subscriptions and ARPS metrics as of October 31, 2018, July 31, 2018, and January 31, 2018. For purposes of clarification, the ARR and ARPS balances in the following table as of October 31, 2018 and July 31, 2018 are calculated under ASC Topic 606. For comparison of ARR and ARPS as of October 31, 2018 under the old revenue standard, ASC 605, refer to the table under the title "Impact of New Revenue Accounting Standard" further below.

	Balances, October 31, 2018	Change compared to prior quarter end		Balances, July 31, 2018	Balances, October 31, 2018	Change compared to prior fiscal year end		Balances, January 31, 2018
		$	%			$	%
ARR (in millions)
Subscription plan ARR	$1,925.1	$243.3	14%	$1,681.8	$1,925.1	$750.1	64%	$1,175.0
Maintenance plan ARR	600.6	(65.0)	(10)%	665.6	600.6	(278.5)	(32)%	879.1
Total ARR (1)	$2,525.7	$178.3	8%	$2,347.4	$2,525.7	$471.6	23%	$2,054.1

Number of Subscriptions (in thousands)
Subscription plan	3,116.4	252.0	9%	2,864.4	3,116.4	849.6	37%	2,266.8
Maintenance plan	962.0	(109.1)	(10)%	1,071.1	962.0	(486.9)	(34)%	1,448.9
Total subscriptions	4,078.4	142.9	4%	3,935.5	4,078.4	362.7	10%	3,715.7

ARPS (ARR divided by number of Subscriptions)
Subscription plan ARPS	$618	$31	5%	$587	$618	$100	19%	$518
Maintenance plan ARPS	624	3	—%	621	624	17	3%	607
Total ARPS (2)	$619	$23	4%	$596	$619	$66	12%	$553
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

Total ARR increased 8% as of October 31, 2018, as compared to the three months ended July 31, 2018, and 23% as compared to the end of fiscal 2018, primarily due to a 14% and 64% increase, in the respective periods, in subscription plan ARR driven by product subscriptions, including the maintenance-to-subscription ("M2S") program. The increase was partially offset by a 10% and 32% decrease, in the respective periods, in maintenance plan ARR driven by the migration from maintenance plan subscriptions to subscription plan subscriptions. Under ASC 605, total ARR increased 21% as of October 31, 2018, as compared to the end of fiscal 2018 primarily due to a 61% increase in subscription plan ARR, partially offset by a 32% decrease in maintenance plan ARR.

Subscription plan subscriptions increased 9% or approximately 0.3 million as compared to the previous quarter and 37% or approximately 0.8 million as compared to the end of fiscal 2018, driven by growth in all subscription plan types, led by new product subscriptions. Subscription plan subscriptions benefited from approximately 0.1 million and 0.3 million maintenance subscribers that were converted to product subscription under the M2S program during the three and nine months ended October 31, 2018, respectively.

Maintenance plan subscriptions decreased 10% or approximately 0.1 million from the previous quarter and 34% or approximately 0.5 million from the end of fiscal 2018, primarily as a result of the strong performance of the M2S program in which approximately 0.1 million and 0.3 million maintenance plan subscriptions converted to product subscription during the three and nine months ended October 31, 2018, respectively. The net decrease is expected and we expect to see ongoing declines in maintenance plan subscriptions going forward as part of the business model transition. The rate of decline will vary based on the number of subscriptions subject to renewal, the renewal rate, and our ability to incentivize customers to switch over to EBAs or product subscriptions.

As of October 31, 2018, when adjusted for the impact of the M2S program, subscription plan ARPS and maintenance plan ARPS would have been $621 and $617, respectively.

ARPS as of October 31, 2018, was $619 under ASC 606, an increase of 4% compared to the previous quarter, primarily due to an increase in subscription plan ARPS. The increase in subscription plan ARPS was driven by growth in all subscription plan types, led by product subscription ARPS. Under ASC 605, ARPS was $610 as of October 31, 2018.

ARPS increased 12% compared to the end of fiscal 2018 due to an increase in subscription plan ARPS primarily driven by an increase in product subscription ARPS as a result of the business model transition and other pricing changes.

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

Impact of New Revenue Accounting Standard

We adopted Accounting Standard Update No. 2014-09, which codified new revenue recognition guidance under ASC Topic 606. Previously, we followed revenue accounting guidance under ASC Topic 605. The table below shows what some of our key metrics would have been under ASC Topic 605 (see Note 2, “Recently Issued Accounting Standards” for more details on our adoption and impacts):

	Three Months Ended October 31, 2018		Three Months Ended October 31, 2017
(in millions except ARPS)	ASC 606	ASC 605	ASC 605
Key Income Statement Metrics
Subscription revenue	$481.3	$472.9	$231.1
Maintenance revenue	150.1	149.3	244.4
Other revenue	29.5	28.8	39.8
Total net revenue	660.9	651.0	515.3
Gross profit	588.6	578.4	437.8
Total spend (1)	646.2	639.8	615.3
Net loss	$(23.7)	$(17.7)	$(119.8)
Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.55)
ARR
Subscription plan ARR	$1,925.1	$1,891.6	$924.0
Maintenance plan ARR	600.6	597.0	977.8
Total ARR	$2,525.7	$2,488.6	$1,901.8
ARPS
Subscription plan ARPS	$618	$607	$487
Maintenance plan ARPS	624	621	577
Total ARPS	$619	$610	$530
Net Revenue by Product Family (2)
Architecture, Engineering and Construction ("AEC")	$263.8	$257.9	$195.4
AutoCAD and AutoCAD LT ("ACAD")	190.6	189.0	142.7
Manufacturing ("MFG")	158.5	154.0	132.0
Media and Entertainment ("M&E")	43.6	44.9	37.7
Other	4.4	5.2	7.5
Total Net Revenue	$660.9	$651.0	$515.3
Net Revenue by Geography
Americas	$268.5	$263.0	$214.6
Europe, Middle East and Africa ("EMEA")	266.5	262.8	205.4
Asia Pacific ("APAC")	125.9	125.2	95.3
Total Net Revenue	$660.9	$651.0	$515.3
____________________

(1)	Our total spend is defined as cost of revenue plus operating expenses.

(2)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

The adoption of ASC Topic 606 required a change to our reporting around deferred revenue. See discussions below under the heading "Unbilled Deferred Revenue."

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended October 31, 2018			Nine Months Ended October 31, 2018
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (2)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Revenue	28%	27%	Positive	22%	21%	Positive
Total spend	5%	5%	Neutral	4%	3%	Negative
 ________________

(1)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

	October 31, 2018		January 31, 2018
(in millions)	ASC 606	ASC 605	ASC 605
Deferred revenue	$1,792.1	$1,933.7	$1,955.1
Unbilled deferred revenue	450.5	388.3	326.4
Total deferred revenue	$2,242.6	$2,322.0	$2,281.5

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At October 31, 2018, we had $1.2 billion in cash and marketable securities. Our cash flow from operations increased 184% to $65.6 million for the nine months ended October 31, 2018, compared to $(78.4) million for the nine months ended October 31, 2017. We repurchased 2.1 million shares of our common stock for $270.3 million during the nine months ended October 31, 2018. Comparatively, we repurchased 4.4 million shares of our common stock for $428.0 million during the nine months ended October 31, 2017. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

Results of Operations

The revenue and spend balances included in the tables below during the three and nine months ended October 31, 2018, are calculated under ASC Topic 606. For comparison of subscription revenue, maintenance revenue, other revenue and total spend during the three and nine months ended October 31, 2018, under ASC Topic 605, refer to the table within Item 2, "Overview" under the title "Impact of New Revenue Accounting Standard."

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	October 31, 2018	$	%	October 31, 2017
Net Revenue:
Subscription	$481.3	$250.2	108%	$231.1
Up due to growth across all subscription plan types, led by renewal product subscription revenue, which benefited from the success of the M2S program. Also contributing to the increase was growth in new product subscriptions and EBA offerings.

Maintenance (1)	150.1	(94.3)	(39)%	244.4	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	631.4	155.9	33%	475.5
Other (2)	29.5	(10.3)	(26)%	39.8
	$660.9	$145.6	28%	$515.3

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2018	$	%	October 31, 2017
Net Revenue:
Subscription	$1,252.3	$651.7	109%	$600.6
Up due to growth across all subscription plan types, led by renewal product subscription revenue which benefited from the success of the M2S program. Also contributing to the increase was growth in new product subscriptions and EBA offerings.

Maintenance (1)	497.7	(272.1)	(35)%	769.8	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	1,750.0	379.6	28%	1,370.4
Other (2)	82.5	(49.9)	(38)%	132.4
	$1,832.5	$329.7	22%	$1,502.8
____________________

(1)
We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

(2)	Previously labeled as "License and other" in prior periods.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: AEC, MFG, ACAD, and M&E.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	October 31, 2018	$	%	October 31, 2017
Net Revenue by Product Family (1):
AEC	$263.8	$68.4	35%	$195.4	Up due to an increase in AEC collections and legacy suites as well as an increase in revenue from EBAs and our individual product offering, Revit.
ACAD	190.6	47.9	34%	142.7	Up due to increases in revenue from both AutoCAD and AutoCAD LT driven by an increase in subscriptions.
MFG	158.5	26.5	20%	132.0	Up due to an increase in MFG collections and legacy suites as well as an increase in revenue from EBAs.
M&E	43.6	5.9	16%	37.7	Up due to an increase in revenue from our individual product offerings 3DS Max and Maya.
Other	4.4	(3.1)	(41)%	7.5
	$660.9	$145.6	28%	$515.3

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2018	$	%	October 31, 2017
Net Revenue by Product Family (1):
AEC	$728.7	$157.8	28%	$570.9	Up due to an increase in AEC collections and legacy suites as well as an increase in revenue from our individual product offering, Revit, and EBAs.
ACAD	522.8	115.5	28%	407.3	Up due to increases in revenue from both AutoCAD and AutoCAD LT driven by an increase in subscriptions.
MFG	440.0	47.4	12%	392.6	Up due to an increase in EBAs as well as an increase in MFG collections and legacy suites.
M&E	127.1	14.9	13%	112.2	Up due to an increase in revenue from our individual product offerings 3DS Max and Maya.
Other	13.9	(5.9)	(30)%	19.8
	$1,832.5	$329.7	22%	$1,502.8
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

Net Revenue by Geographic Area

	Three Months Ended October 31, 2018	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended October 31, 2017
(in millions)		$	%	%
Net Revenue:
Americas
U.S.	$225.0	$42.6	23%	*	$182.4
Other Americas	43.5	11.3	35%	*	32.2
Total Americas	268.5	53.9	25%	25%	214.6
EMEA	266.5	61.1	30%	26%	205.4
APAC	125.9	30.6	32%	32%	95.3
Total Net Revenue (1)	$660.9	$145.6	28%	27%	$515.3

Emerging Economies	$80.7	$22.9	40%	38%	$57.8

	Nine Months Ended October 31, 2018	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Nine Months Ended October 31, 2017
(in millions)		$	%	%
Net Revenue:
Americas
U.S.	$626.1	$79.3	15%	*	$546.8
Other Americas	123.4	31.5	34%	*	91.9
Total Americas	749.5	110.8	17%	17%	638.7
EMEA	735.7	141.3	24%	21%	594.4
APAC	347.3	77.6	29%	28%	269.7
Total Net Revenue (1)	$1,832.5	$329.7	22%	21%	$1,502.8

Emerging Economies	$220.1	$57.6	35%	34%	$162.5
____________________

(1)	Totals may not sum due to rounding.
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(in millions)	October 31, 2018	$	%	October 31, 2017
Net Revenue by Sales Channel:
Indirect	$477.0	$116.4	32%	$360.6	Up due to an increase in subscription revenue.
Direct	183.9	29.2	19%	154.7	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total Net Revenue (1)	$660.9	$145.6	28%	$515.3

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2018	$	%	October 31, 2017
Net Revenue by Sales Channel:
Indirect	$1,315.5	$260.1	25%	$1,055.4	Up due to an increase in subscription revenue.
Direct	517.0	69.6	16%	447.4	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total Net Revenue (1)	$1,832.5	$329.7	22%	$1,502.8

____________________

(1)	Totals may not sum due to rounding.

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

Marketing and sales expenses include salaries, bonuses, benefits and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment and training for such personnel, sales and dealer commissions, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include payment processing fees, the cost of supplies and equipment, gains and losses on our operating expense cash flow hedges, allocated IT and facilities costs, and labor costs associated with sales and order management.

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits and stock-based compensation expense for research and development employees, the expense of travel, entertainment and training for such personnel, professional services such as fees paid to software development firms and independent contractors, gains and losses on our operating expense cash flow hedges, and allocated IT and facilities costs.

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(in millions)	October 31, 2018	$	%	October 31, 2017
Cost of revenue:
Subscription and maintenance	$54.8	$0.9	2%	$53.9	Up primarily due to an increase in cloud hosting costs partially offset by decreased royalty and depreciation expense.
Other (1)	13.9	(5.7)	(29)%	19.6	Down primarily due to lower employee-related costs from reduced headcount associated with the Fiscal 2018 Plan restructuring and lower professional fees.
Amortization of developed technology	3.6	(0.4)	(10)%	4.0	Down as previously acquired developed technologies continue to become fully amortized while fewer assets are acquired compared to the prior year.
Total cost of revenue	$72.3	$(5.2)	(7)%	$77.5

Operating expenses:
Marketing and sales	$297.6	$25.1	9%	$272.5	Up due to an increase in employee-related costs driven by higher headcount and increased commission expense due to the adoption of ASC Topic 340-40.
Research and development	181.0	(10.8)	(6)%	191.8	Down primarily due to a decrease in employee-related costs driven by reduced headcount associated with the Fiscal 2018 Plan restructuring.
General and administrative	87.4	18.6	27%	68.8	Up primarily due to higher professional fees and an increase in facilities costs.
Amortization of purchased intangibles	4.2	(0.5)	(11)%	4.7	Down as previously acquired intangible assets continue to become fully amortized while fewer assets are acquired compared to the prior years.
Restructuring and other exit costs, net (2)	3.7	3.7	*	—
Driven by the Fiscal 2018 Plan to re-balance resources to better align with the Company's strategic priorities and position itself to meet long-term goals. Costs associated with the Fiscal 2018 Plan are principally from employee termination benefits, lease termination costs and other exit costs.

Total operating expenses	$573.9	$36.1	7%	$537.8

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management comments
	October 31, 2018	$	%	October 31, 2017
Cost of revenue:
Subscription and maintenance	$159.3	$(2.3)	(1)%	$161.6	Down due to a decrease in royalty and depreciation expense partially offset by increased cloud hosting costs.
Other (1)	39.0	(17.0)	(30)%	56.0	Down due to lower employee-related costs from reduced headcount associated with the Fiscal 2018 Plan restructuring.
Amortization of developed technology	10.6	(2.1)	(17)%	12.7	Down as previously acquired intangible assets continue to become fully amortized while fewer assets are acquired compared to the prior years.
Total cost of revenue	$208.9	$(21.4)	(9)%	$230.3

Operating expenses:
Marketing and sales	$863.1	$77.3	10%	$785.8	Up due to increased commission expense due to the adoption of ASC Topic 340-40 and increased employee-related costs driven by higher headcount.

Research and development	534.6	(38.7)	(7)%	573.3	Down primarily due to a decrease in employee-related costs driven by reduced headcount associated with the Fiscal 2018 Plan restructuring.
General and administrative	239.4	14.3	6%	225.1
Up primarily due to higher professional fees and facilities costs partially offset by a decrease in stock-based compensation expense driven by awards that were accelerated as part of the CEO transition during the first quarter of the prior fiscal year.

Amortization of purchased intangibles	11.8	(3.5)	(23)%	15.3	Down as previously acquired intangible assets continue to become fully amortized while fewer assets are acquired compared to the prior years.
Restructuring and other exit costs, net (2)	40.0	39.8	*	0.2
Driven by the Fiscal 2018 Plan to re-balance resources to better align with the Company's strategic priorities and position itself to meet long-term goals. Costs associated with the Fiscal 2018 Plan are principally from employee termination benefits, lease termination costs and other exit costs.

Total operating expenses	$1,688.9	$89.2	6%	$1,599.7
____________________

(1)	Previously labeled as "License and other" in prior periods.

(2)	See Note 14, "Restructuring and other exit costs, net" in the Notes to unaudited Condensed Consolidated Financial Statements for additional information.
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the fourth quarter of fiscal 2019, as compared to the fourth quarter of fiscal 2018:

	Absolute dollar impact	Percent of net revenue impact
Cost of Revenue	Decrease	Decrease
Marketing and sales	Increase	Decrease
Research and development	Increase	Decrease
General and administrative	Increase	Decrease
Amortization of purchased intangibles	Relatively Flat	Relatively Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2018	2017	2018	2017
Interest and investment expense, net	$(14.7)	$(9.2)	$(36.6)	$(26.1)
Gain (loss) on foreign currency	1.3	(0.5)	5.2	(1.2)
Gain (loss) on strategic investments and dispositions, net	2.8	(1.7)	9.5	(9.5)
Other income	7.4	0.2	11.5	5.0
Interest and other expense, net	$(3.2)	$(11.2)	$(10.4)	$(31.8)

The Interest and other expense, net line positively changed by $8.0 million and $21.4 million during the three and nine months ended October 31, 2018, respectively, as compared to the same periods in the prior fiscal year, primarily driven by mark-to-market gains on certain of our privately-held strategic investments, realized gains on sales of strategic investments, and curtailment gains on our pension plans.

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

Autodesk had an income tax expense of $35.2 million, relative to pre-tax income of $11.5 million for the three months ended October 31, 2018, and an income tax expense of $8.6 million, relative to pre-tax losses of $111.2 million for the three months ended October 31, 2017. Autodesk had an income tax expense of $69.8 million, relative to pre-tax losses of $75.7 million for the nine months ended October 31, 2018, and an income tax expense of $34.4 million, relative to pre-tax losses of $359.0 million for the nine months ended October 31, 2017. Income tax expense for the three and nine months ended increased primarily due to increased worldwide earnings, foreign taxes, and withholding taxes.

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

As of October 31, 2018, we had $344.8 million of gross unrecognized tax benefits, of which $312.3 million represents the amount of unrecognized tax benefits that would reduce our valuation allowance, if recognized. The remaining $32.5 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and provides broad and significant changes to the U.S. tax code and how the U.S. imposes income tax on multinational corporations. The Tax Act requires complex computations to be performed that were not previously provided for in the U.S. tax law. These computations require significant judgments to be made regarding the interpretation of the provisions within the Tax Act, along with preparation and analysis of information not previously required. In conjunction with the Tax Act, the SEC issued SAB 118 that allows us to record provisional amounts until a final assessment can be made within a period not to exceed one year from the date of enactment.

We have not completed our determination of the accounting implications of the Tax Act on our results of operations. As of October 31, 2018, there have been no material adjustments to provision amounts as were determined at January 31, 2018. Proposed and final regulations pertaining to the fiscal 2018 application of the Tax Act remain outstanding as of the reporting quarter. As additional regulatory guidance is issued and we continue to collect and analyze necessary data, we may make adjustments to provisional amounts previously recorded. We do not anticipate these adjustments to materially impact our provision for income taxes in the period in which the adjustments are made since we are in a full valuation allowance in the U.S.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2018 and 2017, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(Unaudited)
Gross profit	$588.6	$437.8	$1,623.6	$1,272.5
Non-GAAP gross profit	$597.1	$445.7	$1,646.6	$1,296.8
Gross margin	89%	85%	89%	85%
Non-GAAP gross margin	90%	86%	90%	86%
Income (loss) from operations	$14.7	$(100.0)	$(65.3)	$(327.2)
Non-GAAP income (loss) from operations	$92.2	$(26.2)	$176.8	$(94.5)
Operating margin	2%	(19)%	(4)%	(22)%
Non-GAAP operating margin	14%	(5)%	10%	(6)%
Net loss	$(23.7)	$(119.8)	$(145.5)	$(393.4)
Non-GAAP net income (loss)	$65.0	$(26.4)	$122.6	$(86.4)
GAAP diluted net loss per share (1)	$(0.11)	$(0.55)	$(0.67)	$(1.79)
Non-GAAP diluted net income (loss) per share (1)	$0.29	$(0.12)	$0.55	$(0.39)
GAAP diluted shares used in per share calculation	218.9	219.6	218.7	219.7
Non-GAAP diluted weighted average shares used in per share calculation	221.6	219.6	221.7	219.7
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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(Unaudited)
Gross profit	$588.6	$437.8	$1,623.6	$1,272.5
Stock-based compensation expense	4.9	3.9	12.4	11.6
Amortization of developed technologies	3.6	4.0	10.6	12.7
Non-GAAP gross profit	$597.1	$445.7	$1,646.6	$1,296.8
Gross margin	89%	85%	89%	85%
Stock-based compensation expense	1%	1%	1%	1%
Amortization of developed technologies	1%	1%	1%	1%
Non-GAAP gross margin (1)	90%	86%	90%	86%
Income (loss) from operations	$14.7	$(100.0)	$(65.3)	$(327.2)
Stock-based compensation expense	64.2	65.1	175.5	182.9
Amortization of developed technologies	3.6	4.0	10.6	12.7
Amortization of purchased intangibles	4.2	4.7	11.8	15.3
CEO transition costs (2)	—	—	(0.1)	21.6
Acquisition related costs	1.8	—	4.3	—
Restructuring and other exit costs, net	3.7	—	40.0	0.2
Non-GAAP income (loss) from operations	$92.2	$(26.2)	$176.8	$(94.5)
Operating margin	2%	(19)%	(4)%	(22)%
Stock-based compensation expense	10%	13%	10%	12%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
CEO transition costs (2)	—%	—%	—%	1%
Acquisition related costs	—%	—%	—%	—%
Restructuring and other exit costs, net	1%	—%	2%	—%
Non-GAAP operating margin (1)	14%	(5)%	10%	(6)%
Net loss	$(23.7)	$(119.8)	$(145.5)	$(393.4)
Stock-based compensation expense	64.2	65.1	175.5	182.9
Amortization of developed technologies	3.6	4.0	10.6	12.7
Amortization of purchased intangibles	4.2	4.7	11.8	15.3
CEO transition costs (2)	—	—	(0.1)	21.6
Acquisition related costs	1.8	—	4.3	—
Restructuring and other exit costs, net	(2.1)	—	34.5	0.2
(Gain) loss on strategic investments and dispositions, net	(2.9)	1.7	(9.5)	9.5
Discrete tax items	(3.6)	(2.5)	(12.3)	(10.2)
Income tax effect of non-GAAP adjustments	23.5	20.4	53.3	75.0
Non-GAAP net income (loss)	$65.0	$(26.4)	$122.6	$(86.4)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
	(Unaudited)
GAAP diluted net loss per share (3)	$(0.11)	$(0.55)	$(0.67)	$(1.79)
Stock-based compensation expense	0.28	0.30	0.79	0.83
Amortization of developed technologies	0.02	0.02	0.06	0.06
Amortization of purchased intangibles	0.02	0.02	0.05	0.07
CEO transition costs (2)	—	—	—	0.09
Acquisition related costs	0.01	—	0.02	—
Restructuring and other exit costs, net	—	—	0.16	—
(Gain) loss on strategic investments and dispositions, net	(0.01)	0.01	(0.04)	0.05
Discrete tax items	(0.02)	(0.01)	(0.06)	(0.04)
Income tax effect of non-GAAP adjustments	0.10	0.09	0.24	0.34
Non-GAAP diluted net income (loss) per share (3)	$0.29	$(0.12)	$0.55	$(0.39)
____________________

(1)	Totals may not sum due to rounding.

(2)	CEO transition costs include stock-based compensation of $16.6 million related to the acceleration of eligible stock awards in the nine months ended October 31, 2017.

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

At October 31, 2018, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.19 billion and net accounts receivable of $309.0 million.

As of October 31, 2018, we have $1.60 billion aggregate principal amount of Notes outstanding (see Note 13, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion). In addition, we have a line of credit facility that permits unsecured short-term borrowings of up to $400.0 million with a May 2020 maturity date, with an option to request an increase in the amount of the credit facility by up to an additional $100.0 million. This credit agreement contains customary covenants that could restrict the imposition of liens on our assets, and restrict the Company’s ability to incur additional indebtedness or make dispositions of assets if we fail to maintain the financial covenants. As the result of a forecasted inability to comply with the credit agreement's minimum interest coverage ratio in the second quarter of fiscal 2019, the Company renegotiated the credit agreement financial covenants in June 2018. The amended financial covenants now consist of a maximum debt to total cash ratio, a fixed charge coverage ratio extending through October 31, 2018, and after October 31, 2018, a minimum interest coverage ratio. As of December 6, 2018, we have no amounts outstanding under the credit facility. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility. Borrowings under the credit facility and the net proceeds from the offering of the Notes are available for general corporate purposes.

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

In connection with our closure of certain offices and reduction of workforces worldwide, we have been in discussions with tax authorities regarding the closure of offices and the redeployment/transfer of assets. We anticipate reaching a formal resolution in the near future.

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

On November 20, 2018, we entered into an agreement to acquire PlanGrid, Inc., a leading provider of construction productivity software, for $875 million, net of cash acquired. We expect to use a term loan and cash on hand to fund the transaction. Other than the proposed PlanGrid acquisition, as of October 31, 2018, there have been no material changes in our contractual obligations or commercial commitments compared to those we disclosed in management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of October 31, 2018, approximately 78% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminates U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Nine Months Ended October 31,
(in millions)	2018	2017
Net cash provided by (used in) operating activities	$65.6	$(78.4)
Net cash provided by investing activities	39.7	258.9
Net cash used in financing activities	(291.9)	(374.2)

Net cash provided by operating activities of $65.6 million for the nine months ended October 31, 2018 includes $311.1 million of non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense, partially offset by our net loss of $145.5 million and a decrease in changes in operating assets and liabilities of $100.0 million.

The primary working capital source of cash was a decrease in accounts receivable from $438.2 million as of January 31, 2018, to $309.0 million as of October 31, 2018. The primary working capital uses of cash was an increase in prepaid expenses and other current assets and decreases in other accrued liabilities and accrued compensation.

Net cash provided by investing activities was $39.7 million for the nine months ended October 31, 2018, driven by the sales and maturities of marketable securities. These cash inflows were partially offset by purchases of marketable securities, capital expenditures and acquisitions, net of cash acquired.

At October 31, 2018, our short-term investment portfolio had an estimated fair value of $202.5 million and a cost basis of $197.0 million. The portfolio fair value consists of $60.9 million invested in corporate debt securities, $41.9 million invested in U.S. government securities, $15.1 million invested in asset backed securities, $7.5 million invested in certificates of deposit, $6.5 million invested in agency bonds, and $11.0 million in other securities which consists of municipal bonds, commercial paper, common stock, and sovereign debt.

At October 31, 2018, $59.6 million of short-term trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 11, “Deferred Compensation,” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $291.9 million for the nine months ended October 31, 2018, driven by repurchases of common stock and taxes paid for the net settlement of equity awards. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended October 31, 2018:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	0.3	$130.40	0.3	18.1
September 1 - September 30	—	—	—	18.1
October 1 - October 31	0.5	131.98	0.5	17.6
Total	0.8	$131.42	0.8
 ________________

(1)	This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date. See Note 16, “Stockholders' Deficit,” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of October 31, 2018, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Recurring Revenue—Consists of the revenue for the period from our traditional maintenance plans and revenue from our subscription plan offerings. It excludes subscription revenue related to consumer product offerings, select Creative Finishing product offerings, education offerings, and third-party products. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2018, and January 31, 2018, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars and Australian dollars. We do not enter into any foreign exchange derivative instruments for trading or speculative purposes. The net notional amount of our option and forward contracts was $1.13 billion and $949.5 million at October 31, 2018 and January 31, 2018, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2018, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2018, and January 31, 2018, would increase the fair value of our foreign currency contracts by $110.0 million and $57.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2018, and January 31, 2018, would decrease the fair value of our foreign currency contracts by $56.9 million and $83.2 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At October 31, 2018, we had $721.7 million of cash equivalents and marketable securities, including $202.5 million classified as short-term marketable securities and $114.8 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve-month period, the market value change of our marketable securities would have an unrealized gain or loss of $0.8 million and $1.5 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations, inquiries and proceedings in the normal course of business including claims of alleged infringement of intellectual property rights, commercial, employment, tax, piracy prosecution, business practices and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows or financial position in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

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

Our maintenance customers have no obligation to renew their maintenance contracts after the expiration of their maintenance period, which is typically one year. The discontinuance of our perpetual licenses for most individual software products on February 1, 2016, and for perpetual suites on August 1, 2016, resulted in the loss of future opportunities to sell maintenance. On June 15, 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings. As a result, we expect customer renewal rates will decline or fluctuate over time as a result of a number of factors, including the overall global economy, the health of their businesses, the perceived value of the maintenance program and planned maintenance pricing increases. If our non-renewing maintenance customers do not transition to subscriptions, our future revenue and financial results will be negatively impacted.

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

Our ability to achieve our financial objectives is subject to risks and uncertainties. The new offerings require a considerable investment of technical, financial, legal, and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, performance, current license terms, customer preference, social/community engagement, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether we will accomplish our business and financial objectives is subject to numerous risks and uncertainties, including but not limited to: customer demand, attach and renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such offerings that address customer requirements, tax and accounting implications, pricing, and our costs. In addition, the metrics we use to gauge the status of our business model transition have and will evolve over the course of the transition as significant trends emerge. If we are unable to successfully establish these new offerings and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

Our business could suffer as a result of risks, costs, charges and integration risks associated with strategic acquisitions and investments such as the recent announcement of our agreement to acquire PlanGrid, Inc. ("PlanGrid").

We regularly acquire or invest in businesses, software products and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. For example, we recently announced our agreement to acquire PlanGrid. The risks associated with such acquisitions include, among others, the difficulty of assimilating products, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the diversion of management's time and attention.

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

We cannot guarantee that the acquisition of PlanGrid will be consummated within the expected time period, or at all, and if consummated, that our assumptions regarding the acquisition will be correct.

On November 20, 2018, we entered into a definitive merger agreement to acquire PlanGrid. Completion of the acquisition is subject to certain conditions contained in the merger agreement and we cannot guarantee that the acquisition of PlanGrid will be consummated within the expected time period, or at all. If the acquisition is not consummated, or closing is substantially delayed for any reason, our business may be materially and adversely affected as we will have incurred substantial costs and expenses and utilized considerable resources. If the acquisition is consummated, it may involve unexpected costs or liabilities, we may be unable to achieve the expected synergies and operating efficiencies within the expected time frames, or at all, and the integration of PlanGrid into our business may be more difficult, time consuming or costly than expected.

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation, political instability and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% and 64% of our net revenue for the nine months ended October 31, 2018 and 2017, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period. Further, some portion of our earnings from our international operations may not be freely transferable to the U.S. due to remittance restrictions, adverse tax consequences or other factors.

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

We rely on third-parties, such as Amazon Web Services, to provide us with operational and technical services. These third-parties may have access to our systems, provide hosting services, or otherwise process data about us or our customers, employees, or partners. Any third-party security incident could compromise the integrity of, or availability or result in the theft of, data. In addition, our operations, or the operations of our customers or partners, could be negatively affected in the event of a security breach, and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our products and services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the nine months ended October 31, 2018 and 2017, approximately 72% and 70%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data. Tech Data accounted for 35% and 31% of our total net revenue for the nine months ended October 31, 2018 and October 31, 2017, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

We derive a substantial portion of our net revenue from sales of licenses of a limited number of our products, including AutoCAD software, products based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these products, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2018, combined revenue from our AutoCAD and AutoCAD LT products, not including collections (formerly suites) having AutoCAD or AutoCAD LT as a component, represented 29% of total net revenue compared to 27% during the nine months ended October 31, 2017.

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

In connection with the Company’s closure of certain offices and reduction of workforces worldwide, the Company has been in discussions with tax authorities regarding the closure of offices and the redeployment/transfer of assets. The Company anticipates reaching a formal resolution in the near future.

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

The Tax Act requires complex computations to be performed that were not previously provided for in the U.S. tax law. These computations require significant judgments to be made regarding the interpretation of the provisions within the Tax Act along with preparation and analysis of information not previously required. SAB 118 allows for the Company to record provisional amounts until a final assessment can be made within a period not to exceed one year from the date of enactment. As a result, we recorded a provisional estimate on the effect of the Tax Act in our January 31, 2018, financial statements based on our initial assessment. Final regulations pertaining to the fiscal 2018 application of the Tax Act remain outstanding as of the reporting quarter. As additional regulatory guidance is issued and we continue to collect and analyze necessary data, we may make adjustments to provisional amounts previously recorded. We do not anticipate these adjustments to materially impact our provision for income taxes because we have provided for a full valuation allowance against our U.S. deferred tax assets.

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

We issued $1.60 billion aggregate principal amount of unsecured notes in debt offerings and have an existing $400.0 million revolving credit facility, and expect to incur other debt in the future, which may adversely affect our financial condition and future financial results.

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

We expect to fund a portion of our planned acquisition of PlanGrid through a short-term loan. Such funding may not be available on favorable terms or at all.

We also have a $400.0 million revolving credit facility. As of October 31, 2018, we had no outstanding borrowings on the line of credit. Although we have no current plans to borrow under this credit facility, we may use the proceeds of any future borrowing for general corporate purposes, or for future acquisitions or expansion of our business. Our existing and future levels of indebtedness may adversely affect our financial condition and future financial results by, among other things:

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

There were no sales of unregistered securities during the three months ended October 31, 2018.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of November 20, 2018, by and among Autodesk, Inc., Araujo Acquisition Corp., PlanGrid, Inc. and Shareholder Representative Services LLC. (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on November 20, 2018)

10.1*	Autodesk, Inc. Severance Plan dated August 27, 2018 (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on August 30, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes a management contract or compensatory plan or arrangement.
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

Dated: December 6, 2018

AUTODESK, INC.
(Registrant)

/s/ R. SCOTT HERREN
R. Scott Herren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)