Form 10-K
period 2019-01-31
AUTODESK INC
filed 2019-03-25
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”).    Yes    ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 218.9 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the Nasdaq Global Select Market on July 31, 2018) was approximately $28.1 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15, 2019, the registrant had outstanding 219,535,216 shares of common stock.

2019 Form 10-K 1

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2019.

2019 Form 10-K 2

AUTODESK, INC. FORM 10-K

2019 Form 10-K 3

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, future financial results ( by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new markets, expectations for and our ability to increase annualized recurring revenue, cash flow, our subscription base, and other financial and operational metrics, the impact of past and planned acquisitions and investment activities, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, the effects of global economic conditions, the effects of revenue recognition, the effects of newly recently issued accounting standards, expected trends in certain financial metrics, including expenses, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

2019 Form 10-K 4

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a global leader in 3D design, engineering and entertainment software and services, offering customers productive business solutions through powerful technology products and services. We serve customers in the architecture, engineering and construction; product design and manufacturing; and digital media and entertainment industries. Our customers are able to design, fabricate, manufacture and build anything by visualizing, simulating and analyzing real-world performance early in the design process. These capabilities allow our customers to foster innovation, optimize their designs, streamline their manufacturing and construction processes, save time and money, improve quality, communicate plans, and collaborate with others. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors.

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

A summary of our revenue by geographic area and product family is found in Note 2, “Revenue Recognition,” in the Notes to Consolidated Financial Statements.

Corporate Information

We were incorporated in California in April 1982 and were reincorporated in Delaware in May 1994. Our principal executive office is located at 111 McInnis Parkway, San Rafael, California 94903, and the telephone number at that address is (415) 507-5000. Our internet address is www.autodesk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our website at www.autodesk.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may also read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E. Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

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

2019 Form 10-K 5

Autodesk’s product offerings, sold through a subscription, include:

•	AutoCAD

AutoCAD software is a customizable and extensible CAD application for professional design, drafting, detailing, and visualization. AutoCAD software provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction and civil engineering to manufacturing and plant design.

•	AutoCAD Civil 3D

AutoCAD Civil 3D solution provides a surveying, design, analysis, and documentation solution for civil engineering, including land development, transportation, and environmental projects. Using a model-centric approach that automatically updates documentation as design changes are made, AutoCAD Civil 3D enables civil engineers, designers, drafters, and surveyors to significantly boost productivity and deliver higher-quality designs and construction documentation faster. With AutoCAD Civil 3D, the entire project team works from the same consistent, up-to-date model so they stay coordinated throughout all project phases.

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

Fusion 360 is the first 3D CAD, CAM, and Computer-aided Engineering ("CAE") tool of its kind. It connects the entire product development process on a single cloud-based platform.

•	Industry Collections

Autodesk's Industry Collections provide our customers with increased access to a broader selection of Autodesk solutions, greater value, more flexibility, and a simpler way to subscribe and manage Autodesk subscriptions. The collections are tailored to provide the essential software needed by professionals within each industry: Architecture, Engineering and Construction ("AEC"), Product Design & Manufacturing, and Media & Entertainment ("M&E").

The AEC Collection, including AutoCAD, AutoCAD Civil3D, and Revit, aims to help our customers design, engineer, and construct higher quality, more predictable building and civil infrastructure projects, commonly used by AEC industry experts.

The Product Design & Manufacturing Collection offers connected, professional-grade tools that help our customers make great products today and compete in the changing manufacturing landscape of the future. The collection offers access to a wide range of our products, including AutoCAD and Inventor.

2019 Form 10-K 6

The M&E Collection provides end-to-end creative tools for entertainment creation. This collection enables animators, modelers and visual effect artists to access the tools they need, including Maya and 3ds Max, to create compelling effects, 3D characters and digital worlds.

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

•	PlanGrid

PlanGrid cloud-based field collaboration software provides general contractors, subcontractors, owners and architects access to construction information in real-time. With PlanGrid technology, any construction team member can manage and update blueprints, specs, photos, requests for information (RFIs), field reports, punchlists and other critical jobsite data. The data collected within PlanGrid software acts as a digital trail during the building process, allowing for easy turnover to the owner for operations and maintenance after construction is complete. PlanGrid mobile-first technology is accessible on modern desktop, laptop or mobile devices, including native iOS, Android and Windows.

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

The software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to cloud, mobile and social applications. To address this shift, Autodesk made a strategic decision to shift its business model from selling perpetual licenses to selling subscriptions. We discontinued the sale of new commercial licenses of most individual software products in 2016. Additionally, in June 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription ("M2S"), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, over 794,000 maintenance

2019 Form 10-K 7

plan customers have converted to subscription plan offerings. Autodesk seeks to convert the remaining 796,100 maintenance plan customers to subscription through this program. Subscription plan offerings are designed to give our customers increased flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-based users and small businesses. Subscriptions represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new solutions and technologies to expand our market opportunity. For example, in fiscal 2019, we continued and expanded our investments in construction. We continued to make investments in the traditional data creation tools to support the design and pre-construction phases, while expanding our investment in the areas of site execution with process and project management cloud-based tools. Recognizing the value of data continuity across the construction lifecycle of design, building and operations, we made investments in the pre-construction and site execution phases of the project through our cloud-based tools. To connect the phases of construction upstream with design, we invested in and announced our cloud-based project delivery platform that allows individuals, teams and projects to be connected across all phases in a common data platform. We anticipate ongoing investments in construction that support pre-construction, site execution as well as the handover phase of the project and will continue to invest in connecting workflows and data across the ecosystem of the project.

Research and development expenditures were $725.0 million or 28% of fiscal 2019 net revenue, $755.5 million or 37% of fiscal 2018 net revenue and $766.1 million or 38% of fiscal 2017 net revenue. Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments in an effort to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

The majority of our research and product development is performed in the United States, China, Singapore, Canada, and the United Kingdom. However, we employ experienced software developers in many of our other locations. Translation and localization of our products are performed in a number of local markets, principally Singapore and Ireland. We generally localize and translate our products into German, French, Italian, Spanish, Russian, Japanese, Korean, and simplified and traditional Chinese.

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

MARKETING AND SALES

We sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with our enterprise and named account customers and with customers through our online Autodesk branded store. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,300 resellers and distributors worldwide. For fiscal 2019, approximately 71% of our revenue was derived from indirect channel sales through distributors and resellers.

We anticipate that our channel mix will continue to change, particularly as we scale our online Autodesk branded store business and our largest accounts shift towards direct-only business models. Importantly, we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. The loss of, or a significant reduction in, business with any one of our major distributors or large resellers could harm our business; see Item 1A, “Risk Factors,” for further discussion.

Sales through our largest distributor, Tech Data Corporation and its global affiliates, accounted for 35%, 31%, and 30% of our net revenue for fiscal years ended January 31, 2019, 2018, and 2017, respectively. We believe our business is not substantially dependent on Tech Data. Our customers through Tech Data are the resellers and end users who purchase our

2019 Form 10-K 8

products. Should any of the agreements between us and Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions: the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. Fiscal 2019 net revenue in the Americas, EMEA, and APAC was $1,049.9 million (41%), $1,034.3 million (40%), and $485.6 million (19%), respectively. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions and currency exchange rates in the countries that contribute a significant portion of our net revenue, including emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. A summary of our financial information by geographic location is found in Note 2, “Revenue Recognition,” in the Notes to Consolidated Financial Statements. Our international operations and sales subject us to a variety of risks; see Item 1A, “Risk Factors,” for further discussion.

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

We generate revenue primarily through various offerings that provide recurring revenue. Under our subscription plan, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions through term-based product subscriptions, cloud service offerings, and enterprise business agreements. With the discontinuation of the sale of perpetual licenses, we have transitioned away from selling a mix of perpetual licenses and maintenance plans in favor of a consolidated subscription model. However, our customers who have previously purchased a perpetual use license for the most recent version of the underlying product are able to renew a previously purchased maintenance plan that provides them with unspecified upgrades when and if available, and receive online support during the term of their maintenance contract.

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

2019 Form 10-K 9

Sustainability Programs

To help our customers imagine, design, and make a better world, our sustainability initiatives focus our efforts on the areas where we can have the greatest positive impact: enabling sustainable practices through our products, delivering free sustainable-design learning and training resources, providing software grants to qualifying nonprofits and entrepreneurs, and leading by example with our sustainable business practices. Through our products and services, we are supporting our customers to better understand and improve the environmental performance of everything they make.

Climate Change

In addressing the global challenges posed by climate change, we make it possible for our customers to innovate and respond to associated changes in regulation, building code, physical climate parameters and other climate-related developments.  This effort can directly and indirectly create more demand for existing and new Autodesk products and services in the short and long-term. Furthermore, our leadership is committed to taking climate action and that commitment goes hand-in-hand with our values and reputation in the marketplace.

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

Climate Change Governance

With oversight from our CEO, the Sustainability & Foundation Team has direct responsibility for setting and implementing our corporate sustainability strategy, including our climate change strategy.

Emissions Performance & Other Key Performance Indicators

By end of fiscal 2018, Autodesk had reduced its net greenhouse gas emissions for its operational boundary by 38% from our fiscal year 2009 baseline to 187,000 metric tons of carbon dioxide equivalent. This reduction was accomplished through increased investment in renewable energy and energy efficiency in our global real estate portfolio, and continued transition from physical software delivery to cloud and electronic software delivery. More information about our sustainability commitment can be found in our annual sustainability reports, which we have published on our website since 2008. Our fiscal 2019 sustainability report will be published in the second quarter of fiscal 2020.

Philanthropy

The Autodesk Foundation (the "Foundation"), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to create a better world at work, at home, and in the community by matching employees' volunteer time and/or donations to nonprofit organizations; and to support organizations and individuals using design to drive positive social and environmental impact. In the latter case, we use grant funding, software donations, and training to accomplish this goal, selecting the most impactful and innovative organizations around the world, thus, leading to a better future for our planet. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, social and environmental entrepreneurs, and others who are developing design solutions that will shape a more sustainable future.

DEVELOPER PROGRAMS

Our business and our customers benefit from our relationships with an extensive developer network. These developers create and sell their own interoperable products that further enhance the range of integrated solutions available to our customers. One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third-

2019 Form 10-K 10

parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have created our web services platform, Autodesk Forge. The Forge Platform includes a number of web services that enable software developers to rapidly develop the next generation of applications, and experiences that will power the future of making things. Forge facilitates the development of a single connected ecosystem for integrating Autodesk applications with other enterprise, web and mobile solutions.

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

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors include Adobe Systems Incorporated, ANSYS, Inc., Apple Inc., AVEVA Group plc, Avid Technology, Inc., Bentley Systems, Inc., Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, Oracle Corporation, Procore Technologies, Inc., PTC Inc., 3D Systems Corporation, Siemens PLM, SONY Corporation, Technicolor S.A., and Trimble Navigation Limited, among others.

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

2019 Form 10-K 11

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

While we have recovered some revenue resulting from the unauthorized use of our software solutions, we are unable to measure the full extent to which piracy of our software products exists. We believe, however, that software piracy is and can be expected to be a persistent problem that negatively impacts our revenue and financial results. We believe that our transition from perpetual use software licenses to a subscription-based business model combined with the change from desktop to cloud-based computing will shift the incentives and means by which software is pirated.

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

PRODUCTION AND SUPPLIERS

The production of our software products and services involves duplication or hosting of software media. The way that we deliver software has evolved during our business model transition. For certain cloud-based products, we use a combination of co-located hosting facilities and increasingly Amazon Web Services and to a lesser degree other infrastructure-as-a-service providers. We offer customers an electronic software download option for both initial product fulfillment and subsequent product updates. Customers who choose electronic fulfillment receive the latest version of the software from our vendor’s secure servers. Customers may also obtain our software through media such as DVDs and USB flash drives available from multiple sources. The purchase of media and the transfer of the software programs onto media for distribution to customers are performed by us and by licensed subcontractors. Packaging materials are produced to our specifications by outside sources. Production is performed in leased facilities operated by independent third-party contractors. To date, we have not experienced any material difficulties or delays in the production of our software and documentation.

EMPLOYEES

As of January 31, 2019, we employed approximately 9,600 people. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

2019 Form 10-K 12

ACQUISITIONS

Over the past three years, we acquired new technology or supplemented our existing technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2019, 2018, and 2017, we acquired companies all of which were accounted for as business combinations. The following were significant acquisitions for fiscal years 2019, 2018, and 2017:

Date of closing	Company	Details
January 2019	BuildingConnected, Inc. ("BuildingConnected")	The acquisition of BuildingConnected will enable Autodesk to add bid-management capabilities to its construction portfolio.
December 2018	PlanGrid, Inc. ("PlanGrid")	The acquisition of PlanGrid will enable Autodesk to offer a more comprehensive, cloud-based construction platform.
July 2018	Assemble Systems, Inc. ("Assemble Systems")
The acquisition of Assemble Systems will enable Autodesk's customers to influence, query and connect BIM data to key workflows across bid management, estimating, scheduling, site management and finance.

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

Billings—Represents total revenue plus net change in deferred revenue from the beginning to the end of the period.

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

Free Cash Flow—Represents cash flow from operating activities minus capital expenditures.

Industry Collections—Autodesk Industry Collections are a combination of products and services that target a specific user objective and support a set of workflows for that objective. Our Industry Collections consist of: Autodesk Architecture, Engineering and Construction Collection, Autodesk Product Design & Manufacturing Collection, and Autodesk Media and Entertainment Collection. We introduced Industry Collections effective August 1, 2016 to replace our suites.

Other Revenue—Consists of revenue from consulting, training and other services, and is recognized over time as the services are performed. Other revenue also includes software license revenue from the sale of products which do not incorporate substantial cloud services and is recognized up front.

2019 Form 10-K 13

Subscription Plan—Comprises our term-based product subscriptions, cloud service offerings, and EBAs. Subscriptions represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders. With subscription, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions.

Maintenance Plan—Our maintenance plans provide our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plans, customers are eligible to receive unspecified upgrades when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally one year.

Product Subscription—Provides customers the most flexible, cost-effective way to access and manage 3D design, engineering, and entertainment software tools. Our product subscriptions currently represent a hybrid of desktop and SaaS functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders.

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

Subscription Revenue—Includes subscription fees from product subscriptions, cloud service offerings, and EBAs.

Total Deferred Revenue—Is calculated by adding together total short term, long term, and unbilled deferred revenue.

Total Subscriptions—Consists of subscriptions from our maintenance plans and subscription plan offerings that are active and paid as of the fiscal year end date. For certain cloud service offerings and EBAs, subscriptions represent the monthly average activity reported within the last three months of the fiscal quarter end date. Total subscriptions do not include education offerings, consumer product offerings, select Creative Finishing product offerings, Autodesk Buzzsaw, Autodesk Constructware, and third party products. Subscriptions acquired with the acquisition of a business are captured once the data conforms to our subscription count methodology and when added, may cause variability in the comparison of this calculation.

Unbilled Deferred Revenue—Unbilled deferred revenue represents contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services and maintenance for which the associated deferred revenue has not been recognized. Under FASB Accounting Standards Codification ("ASC") Topic 606, unbilled deferred revenue is not included as a receivable or deferred revenue on our Consolidated Balance Sheet.

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

2019 Form 10-K 14

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to cloud, mobile and social applications. Customers are also reconsidering the manner in which they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as our introduction of flexible subscription and service offerings. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products expand their portfolios to include our other offerings and cloud-based functionality. We want customers using individual Autodesk products to expand their portfolio with our other offerings and cloud-based functionality, and we are taking steps to accelerate this migration. At times, sales of our AutoCAD and AutoCAD LT or individual Autodesk flagship products have decreased without a corresponding increase in Industry Collections or cloud-based functionality revenue or without purchases of customer seats to our Industry Collections. Should this continue, our results of operations will be adversely affected.

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

Our business could suffer as a result of risks, costs, charges and integration risks associated with strategic acquisitions and investments such as the recent acquisitions of Assemble Systems, Inc., PlanGrid, Inc. and BuildingConnected, Inc.

We regularly acquire or invest in businesses, software solutions and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. For example, we recently acquired Assemble Systems, PlanGrid and BuildingConnected. The risks associated with such acquisitions include, among others, the difficulty of assimilating solutions, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the diversion of management's time and attention.

2019 Form 10-K 15

In addition, such acquisitions and investments involve other risks such as:

•	the inability to retain customers, key employees, vendors, distributors, business partners, and other entities associated with the acquired business;

•	the potential that due diligence of the acquired business or solution does not identify significant problems;

•
exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to, claims from terminated employees, customers, or other third parties;

•	the potential for incompatible business cultures;

•	significantly higher than anticipated transaction or integration-related costs;

•	the potential additional exposure to fluctuations in currency exchange rates; and

•	the potential impact on relationships with existing customers, vendors, and distributors as business partners as a result of acquiring another business.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% and 64% of our net revenue in fiscal 2019 and 2018, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

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

2019 Form 10-K 16

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

The "Brexit" vote has exacerbated and may further exacerbate many of the risks and uncertainties described above. The withdrawal of the United Kingdom from the European Union could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. There remains significant risk that the United Kingdom will exit from the European Union without agreement between the European Union and United Kingdom on terms addressing customs and trade matters. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom, European Union and the other economies in which we operate.

In addition, the current U.S. administration has instituted or proposed changes to foreign trade policy including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries in which we do business. New or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government, have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance or other trade policies, may increase the cost of, or otherwise interfere with, conducting our business.

Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

2019 Form 10-K 17

Security incidents may compromise the integrity of our or our customers’ offerings, services, data or intellectual property, harm our reputation, damage our competitiveness, create additional liability and adversely impact our financial results.
As we digitize Autodesk and use cloud and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, our and our customers' information. Like other software offerings and systems, ours are vulnerable to security incidents. We devote resources to maintain the security and integrity of our systems, offerings, services and applications (online, mobile and desktop). We accomplish this by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates and accelerating our incident response time. Despite these efforts, we may not prevent security incidents.
Hackers regularly have targeted our systems, offerings, services and applications, and we expect them to do so in the future. Security incidents could disrupt the proper functioning of our systems, solutions or services; cause errors in the output of our customers' work; allow unauthorized access to sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive outcomes.
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
If any of the foregoing security incidents were to occur, our reputation may suffer, our competitive position may be diminished, customers may stop paying for our solutions and services, we could face regulator inquiry, lawsuits and potential liability, and our financial performance could be negatively impacted.
Increasing regulatory focus on privacy issues and expanding laws may impact our business or expose us to increased liability.

Our strategy to digitize Autodesk involves increasing our use of cloud and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect customer data, which may include personal data. Federal, state and foreign government privacy and data security laws apply to the treatment of personal data. Governments, regulators, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use, store, share and transmit personal data.
The General Data Protection Regulation ("GDPR") is applicable in all EU member states The GDPR introduced new data protection requirements in the EU and substantial fines for non-compliance. In addition, in June 2018, California enacted the California Consumer Privacy Act (the "CCPA"), which takes effect in January 2020.  The CCPA will, among other things, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.  The CCPA was amended in September 2018, and it is unclear whether further modifications will be made to this legislation or how it will be interpreted.  We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
The GDPR, CCPA and other state and global laws and regulations increased our responsibility and potential liability in relation to personal data, and we have and will continue to put in place additional processes and programs to demonstrate compliance. Any failure to comply with the GDPR or other data privacy laws could lead to government enforcement actions and significant penalties. Any perceived privacy right violation could result in reputational harm, third-party claims, lawsuits or investigations.
Additionally, we store customer information and content and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us. The GDPR, CCPA other laws and self-regulatory codes may affect our ability to reach current and prospective customers, to understand how our offerings and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. These requirements could impact demand for our offerings and services and result in more onerous contract obligations.

2019 Form 10-K 18

We rely on third-parties to provide us with a number of operational and technical services; third-party security incidents could expose us to liability, harm our reputation, damage our competitiveness and adversely impact our financial performance.

We rely on third parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our customers, employees, or partners. Any third-party security incident could compromise the integrity of, or availability or result in the theft of, data. In addition, our operations, or the operations of our customers or partners, could be negatively affected in the event of a security breach, and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our offerings and services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
Delays in service from third-party service providers could expose us to liability, harm our reputation, damage our competitiveness and adversely impact our financial performance.

From time to time, we may rely on a single or limited number of suppliers, or upon suppliers in a single country, for the provision of various services and materials that we use in the operation of our business and production of our solutions. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

We are investing in resources to update and improve our information technology systems to digitize Autodesk and support our customers. Should our investments not succeed, or if delays or other issues with new or existing information technology systems disrupt our operations, our business could be harmed.

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

Such improvements are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of customers, loss of revenue, errors in our accounting and financial reporting or damage to our reputation, all of which could harm our business.

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

The software solutions that we offer are complex and, despite extensive testing and quality control, may contain errors, defects or vulnerabilities. Some errors, defects and vulnerabilities in our software solutions may only be discovered after they have been released. Any errors, defects or vulnerabilities could result in the need for corrective releases to our software solutions, damage to our reputation, loss of revenue, an increase in subscription cancellations or lack of market acceptance of our offerings, any of which would likely harm our business and financial performance.

2019 Form 10-K 19

Existing and increased competition and rapidly evolving technological changes may reduce our revenue and profits.

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to cloud, mobile and social applications. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary offerings and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing, and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications, or our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms, may adversely affect the sale of our solutions. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which would likely harm our business.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to U.S. export controls and economic sanctions laws and regulations that prohibit the delivery of certain solutions and services without the required export authorizations or export to locations, governments, and persons targeted by U.S. sanctions. While we have processes in place to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export control and sanctions laws.

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

2019 Form 10-K 20

If we do not maintain good relationships with the members of our distribution channel, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our subscriptions, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For fiscal 2019 and fiscal 2018, approximately 71% and 70%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributor Tech Data. Tech Data accounted for 35% and 31% of our total net revenue for fiscal 2019 and 2018, respectively. Although we believe that we are not substantially dependent on Tech Data, if Tech Data were to experience a significant disruption with its business or if our relationship with Tech Data were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. Further, our distributors and resellers may lose confidence in our business, move to competitive products, or may not have the skills or ability to support customers. The loss of or a significant reduction in business with those distributors or resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

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

Our quarterly financial results have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results to fluctuate include:

•	general market, economic, business, and political conditions in particular geographies, including Europe, APAC, and emerging economies;

•	failure to produce sufficient revenue, ARR, billings, subscription, profitability and cash flow growth;

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies;

•	failure to manage spend;

•	changes in subscription mix, pricing pressure or changes in subscription pricing;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	the success of new business or sales initiatives;

2019 Form 10-K 21

•	security breaches, related reputational harm, and potential financial penalties to customers and government entities;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	timing of additional investments in our technologies or deployment of our services;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board, Securities Exchange Commission or other rule-making bodies;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	dependence on and the timing of large transactions;

•	changes in billings linearity;

•	adjustments arising from ongoing or future tax examinations;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	lower renewals of our maintenance program;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our ability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices and new computing platforms;

•	the timing of the introduction of new products by us or our competitors;

•	the financial and business condition of our reseller and distribution channels;

•	perceived or actual technical or other problems with a product or combination of subscriptions;

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;

•	increases in cloud functionality-related expenses;

•	timing of releases and retirements of offerings;

•	changes in tax laws or regulations, tax arrangements with foreign governments or accounting rules, such as increased use of fair value measures;

•	changes in sales compensation practices;

•	failure to effectively implement and maintain our copyright legalization programs, especially in developing countries;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	interruptions or terminations in the business of our consultants or third-party developers;

•	the timing and degree of expected investments in growth and efficiency opportunities;

•	failure to achieve continued success in technology advancements;

•	catastrophic events or natural disasters;

•	regulatory compliance costs;

2019 Form 10-K 22

•	potential goodwill impairment charges related to prior acquisitions; and

•	failure to appropriately estimate the scope of services under consulting arrangements.

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

Because we derive a substantial portion of our net revenue from a small number of solutions, including our AutoCAD-based software products and collections, if these offerings are not successful, our revenue will be adversely affected.

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During fiscal 2019 and fiscal 2018, combined revenue from our AutoCAD and AutoCAD LT products, not including collections having AutoCAD or AutoCAD LT as a component, represented 28% and 27% of our total net revenue, respectively.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $2.1 billion of debt, consisting of notes due at various times from June 2020 to June 2027 and a delayed draw term loan facility in the aggregate principal amount of $500.0 million due in December 2020, each as described in Part 2, Item 8. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, as described in Part 2, Item 8. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

•	cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	impair our ability to obtain future financing for working capital, capital expenditures, acquisitions, general corporate or other purposes; and

•
due to limitations within the debt instruments, restrict our ability to grant liens on property, enter into certain mergers, dispose of all or substantially all of the assets of Autodesk and its subsidiaries, taken as a whole, materially change our business and incur subsidiary indebtedness, subject to customary exceptions.

We are required to comply with the covenants set forth in our debt instruments, such as an interest coverage ratio in effect January 31, 2019 and a leverage ratio in effect July 31, 2019. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part 2, Item 8 and any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

2019 Form 10-K 23

If we are not able to adequately protect our proprietary rights, our business could be harmed.

We rely on a combination of patent, copyright and trademark laws, trade secret protections, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software is time-consuming and costly. We are unable to measure the extent to which piracy of our software exists and we expect that software piracy will remain a persistent problem, particularly in emerging economies. Furthermore, our means of protecting our proprietary rights may not be adequate.

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third-parties to compete with our offerings by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

We may face intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

As more software patents are granted worldwide, the number of offerings and competitors in our industries grows and the functionality of products in different industries overlaps, we expect that software developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, cause product delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

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

Net revenue, ARR, billings, earnings, cash flow or subscriptions shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, ARR, billings, earnings and cash flow or key performance metrics, such as subscriptions;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

•	changes in estimates of future results or recommendations or confusion on the part of analysts and investors about the

2019 Form 10-K 24

short-term and long-term impact to our business;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	the announcement of new offerings or enhancements by us or our competitors;

•	unusual events such as significant acquisitions, divestitures, regulatory actions, and litigation;

•	changes in laws, rules, or regulations applicable to our business;

•	outstanding debt service obligations; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

2019 Form 10-K 25

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the Tax Act, which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year. Increasingly, governmental tax authorities are scrutinizing corporate tax strategies. Many countries in the European Union, as well as other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Uncertainties in the interpretation and application of the Tax Act could materially affect our tax obligations and effective tax rate.

The Tax Act was enacted on December 22, 2017, and provides broad and significant changes to the U.S. tax code and how the U.S. imposes income tax on multinational corporations. Due to the complexity and varying interpretations of the Tax Act, the U.S. Department of Treasury and other standard-setting bodies have been issuing and will be issuing regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate impact to our results of operations from the Tax Act.

The Tax Act requires complex computations to be performed that were not previously provided for in the U.S. tax law. These computations require significant judgments to be made regarding the interpretation of the provisions within the Tax Act and treasury regulations issued thereunder, along with preparation and analysis of information not previously required. As additional regulatory guidance is issued, we may make amendments to prior year tax returns.

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

2019 Form 10-K 26

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

We make assumptions, judgments and estimates for a number of items, including revenue recognition for our hybrid desktop software and cloud service subscriptions, the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets and the fair value of stock awards. We also make assumptions, judgments and estimates in determining the accruals for employee related liabilities including commissions, bonuses, and sabbaticals; and in determining the accruals for uncertain tax positions, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

We rely on third party technologies and if we are unable to use or integrate these technologies, our solutions and service development may be delayed and our financial results negatively impacted.

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our offerings to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors. The loss of licenses to, or inability to support, maintain and enhance any such software could result in increased costs or delays until equivalent software can be developed, identified, licensed and integrated, which would likely harm our business.

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

2019 Form 10-K 27

As a result of our strategy of partnering with other companies for product development, our product delivery schedules could be adversely affected if we experience difficulties with our product development partners.

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to, among other things, achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. Our partnering strategy creates a dependency on such independent developers. Independent developers, including those who currently develop solutions for us in the U.S. and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-U.S. jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. In fiscal 2016,and in fiscal 2018, we determined that it was more likely than not that Autodesk would not realize our U.S. and Singapore deferred tax assets, respectively, and established a valuation allowance against the deferred tax assets. We continued to have a full valuation allowance against our U.S. and Singapore deferred tax assets in fiscal 2019. Changes in the amount of the valuation allowance could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 2,200,000 square feet of office space in 107 locations in the United States and internationally through our foreign subsidiaries. Our executive offices are located in leased office space in San Francisco, California, and our corporate headquarters are located in leased office space in San Rafael, California. Our San Rafael facilities consist of approximately 162,000 square feet under leases that have an expiration date of December 2019. Our San Francisco facilities consist of approximately 287,000 square feet under leases that have expiration dates ranging from April 2019 to December 2023. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

All facilities are in good condition. Our facilities are operating at capacities averaging 86% occupancy worldwide as of January 31, 2019. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable

2019 Form 10-K 28

future. See Note 9, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

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

2019 Form 10-K 29

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

Our common stock is traded on the Nasdaq Global Select Market under the symbol ADSK.

DIVIDEND POLICY

We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

STOCKHOLDERS

As of January 31, 2019, the number of common stockholders of record was 376. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2019:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1- November 30	0.2	$133.83	0.2	17.4
December 1 - December 31	—	—	—	17.4
January 1 - January 31	—	—	—	17.4
Total	0.2	$133.83	0.2
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.

(2)
These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three months ended January 31, 2019.

2019 Form 10-K 30

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

Comparison of Five Year Cumulative Total Stockholder Return (1)
___________________

(1)
Assumes $100 invested on January 31, 2014, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

2019 Form 10-K 31

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the fiscal years ended January 31, 2019 and 2018 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows data for the fiscal year ended January 31, 2017 are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Balance Sheet data for the fiscal year ended January 31, 2017 and the remaining financial data for the fiscal years ended January 31, 2016 and 2015 are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2019 (1)	2018	2017	2016	2015
	(In millions, except per share data)
For the fiscal year:
Net revenue	$2,569.8	$2,056.6	$2,031.0	$2,504.1	$2,512.2
(Loss) income from operations	(25.0)	(509.1)	(499.6)	1.3	120.7
Net (loss) income	(80.8)	(566.9)	(582.1)	(330.5)	81.8
Cash flow from operations	$377.1	$0.9	$169.7	$414.0	$708.6
Common stock data:
Basic net (loss) income per share	$(0.37)	$(2.58)	$(2.61)	$(1.46)	$0.36
Diluted net (loss) income per share	$(0.37)	$(2.58)	$(2.61)	$(1.46)	$0.35
At year end:
Total assets	$4,729.2	$4,113.6	$4,798.1	$5,515.3	$4,909.7
Long-term liabilities	2,638.9	2,246.4	1,879.1	2,304.7	1,290.4
Stockholders’ (deficit) equity	$(210.9)	$(256.0)	$733.6	$1,619.6	$2,219.2
____________________

(1)
Reflects the impact of the adoption of new accounting standards in fiscal year 2019 related to revenue recognition. See Part II, Item 8, Note 1, Business and Summary of Significant Accounting Policies, Accounting Standards Adopted, of our consolidated financial statements for additional information.

2019 Form 10-K 32

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of Fiscal 2019” below, future net revenue, operating expenses, recurring revenue, annualized recurring revenue, cash flow, other future financial results (by product type and geography), subscriptions and annualized revenue per subscription, the effectiveness of our efforts to successfully manage transitions to new markets, our ability to increase our subscription base, expected market trends, the impact of planned and past acquisitions and investment activities, the effects of global economic conditions, the effects of revenue recognition, the effects of recently issued accounting standards, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new business and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth above in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

STRATEGY

Autodesk makes software for people who make things. If you have ever driven a high-performance car, admired a towering skyscraper, used a smartphone, or watched a great film, chances are you have experienced what millions of Autodesk customers are doing with our software. Autodesk gives you the power to make anything.

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to cloud, mobile and social applications.

To address this shift, Autodesk made a strategic decision to shift its business model from selling perpetual licenses and maintenance plans to selling subscriptions.

Today, we offer subscriptions for individual products and Industry Collections, flexible enterprise business agreements ("EBAs"), and cloud service offerings (collectively referred to as "subscription plan"). Subscription plans are designed to give our customers more flexibility with how they use our offerings and to attract a broader range of customers, such as project-based users and small businesses.

Our product subscriptions currently represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, BIM 360, Shotgun, Fusion, and AutoCAD 360 Pro, provide tools, including mobile and social capabilities, to streamline design, collaboration, building and manufacturing and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Industry Collections provide our customers with increased access to a broader selection of Autodesk solutions and services that exceeds those previously available in suites — simplifying the customers' ability to get access to a complete set of tools for their industry.

We discontinued the sale of new commercial licenses of most individual software products in 2016. Additionally, in June 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings,

2019 Form 10-K 33

maintenance-to-subscription ("M2S"), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, over 794,000 maintenance plan customers have converted to subscription plan offerings. Autodesk seeks to convert the remaining 796,100 maintenance plan customers to subscription through this program.

To support our strategic priority of re-imagining construction, in fiscal 2019, we strengthened the foundation of our construction solutions with both organic and inorganic investments. In addition to investing in our BIM 360 portfolio, we purchased Assemble Systems for quantity take off functionality, PlanGrid for document-centric workflows and field execution, and BuildingConnected for bidding and estimation processes. The broadened product portfolio will help us expand our presence with sub-contractors, trades people, and building owners.

As part of our manufacturing strategy we continue to attract global manufacturing leaders with our generative design and our Fusion technology enhancements.

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 2, "Revenue Recognition" in the Notes to the Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the fiscal years ended January 31, 2019, 2018, and 2017.

We anticipate that our channel mix will continue to change as we scale our online Autodesk branded store business and our largest accounts shift towards direct-only business models. However, we expect our indirect channel will continue to transact and support the majority of our customers and revenue. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies. In addition, we have a worldwide user group organization and we have created online user communities dedicated to the exchange of information related to the use of our products.

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

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, educators, and students is a key competitive advantage which has been cultivated over an extensive period of time. This network of partners and relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our solutions quickly and easily. We have a significant number of registered third-party developers who create products that work well with our solutions and extend them for a variety of specialized applications.

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

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology, and businesses. For example, we recently acquired Assemble Systems, a leading provider of key workflow software solutions, PlanGrid, Inc., a leading provider of construction productivity software, and BuildingConnected, a leading pre-construction platform. We believe that the acquisitions of Assemble Systems, PlanGrid and BuildingConnected will enable us to offer a more comprehensive, cloud-based construction platform. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually

2019 Form 10-K 34

review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will continue to acquire products, technology, and businesses as compelling opportunities become available.

In our current business model, annualized recurring revenue ("ARR"), growth of billings, and total deferred revenue better reflect business momentum. To analyze progress, we have disaggregated our growth between the original maintenance model ("maintenance plan") and the subscription plan model. Maintenance plan subscriptions peaked in the fourth quarter of our fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect them to keep declining over time as maintenance plan customers continue to convert to our subscription plans.

Our strategy depends upon a number of assumptions, including: making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, third-party developers, customers, educational institutions, and students; improving the performance and functionality of our products; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks, see Part I, Item 1A, “Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles. In preparing our Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Consolidated Financial Statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments, and estimates. Our significant accounting policies are described in Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements. We believe that of all our significant accounting policies, the following policies involve a higher degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition.    Autodesk’s revenue is divided into three categories: subscription revenue, maintenance revenue, and other revenue. Revenue is recognized when control for these offerings is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

Our contracts with customers may include promises to provide multiple subscriptions and services to a customer. Determining whether the offerings and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Judgment is required to determine the level of integration and interdependency between individual components of software and cloud functionality. This determination influences whether the software is considered distinct and accounted for separately as a license performance obligation, or not distinct and accounted for together with the cloud functionality as a single subscription performance obligation recognized over time.

For product subscriptions, Industry Collections, and enterprise business agreement ("EBA") subscriptions in which the desktop software and related cloud functionality are highly interrelated, the combined performance obligation is recognized ratably over the contract term as the obligation is satisfied. For contracts involving distinct software licenses, the license performance obligation is satisfied at a point in time when control is transferred to the customer. For standalone maintenance subscriptions, cloud subscriptions, and technical support services, the performance obligation is satisfied ratably over the contract term as those services are delivered. For consulting services, the performance obligation is satisfied over a period of time as those services are delivered.

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

2019 Form 10-K 35

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

Our indirect channel model includes both a two-tiered distribution structure, where Autodesk sells to distributors that subsequently sell to resellers, and a one-tiered structure where Autodesk sells directly to resellers. For these arrangements, transfer of control begins at the time access to our subscriptions is made available electronically to our end customer, provided all other criteria for revenue recognition are met. Judgment is required to determine whether our distributors and resellers have the ability to honor their commitment to pay, regardless of whether they collect payment from their customers. If we were to change this assessment, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

The new revenue recognition standard had a material impact in our consolidated financial statements. Refer to Part II, Item 8, Note 1, Business and Summary of Significant Accounting Policies, Accounting Standards Adopted, of our consolidated financial statements and to discussions below under the heading “Overview” for additional information.

Marketable Securities and Privately Held Company Investments.     As described in Part II, Item 8, Note 3, “Financial Instruments,” in the Notes to Consolidated Financial Statements, our investments in marketable securities are measured at the end of each reporting period and reported at fair value. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining the fair value of our investments, we are sometimes required to use various alternative valuation techniques. Inputs to valuation techniques are either observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair value hierarchy:

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

Privately held debt and equity securities (Level 3) are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

The carrying value is not adjusted for our privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, we utilize the most recent data available to us. In addition, the determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including: the rights and obligations of the investments, the

2019 Form 10-K 36

extent to which those differences would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.

All of Autodesk’s marketable securities and privately held company investments are subject to a periodic impairment review. For any marketable debt securities, declines in fair value judged to be other-than-temporary on securities available for sale are included as a reduction to investment income. To determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

For Autodesk's quarterly impairment assessment of privately held debt and equity securities strategic investment portfolio, the analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including: the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is considered to be impaired, the Company will record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.

Business Combinations.    The assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values at the acquisition date. Any residual purchase price is recorded as goodwill. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and deferred revenue obligations.

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

•
the acquired company's trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our product portfolio;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed; and

•	discount rates used to determine the present value of estimated future cash flows.

These estimates are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

2019 Form 10-K 37

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

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. As a result of cumulative losses arising from our transition to a subscription model, we considered cumulative losses as a significant source of negative evidence and recorded a valuation allowance against our deferred tax attributes in Singapore, Canada and the U.S. jurisdictions.

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

Legal Contingencies.     As described in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, Note 9, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Restructuring and other exit costs, net. Our restructuring plans include one–time termination benefits as well as certain contractual termination benefits. We record costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, Exit or Disposal Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The timing of associated cash payments is dependent upon the type of exit cost and may extend over a 12-month period or longer. We record restructuring liabilities in “Other accrued liabilities,” or "Other liabilities" in the consolidated balance sheet.

Restructuring and other exit costs, net includes employee termination costs, facility closure, accelerated depreciation of certain assets and relocation costs, and contract termination costs. One–time termination benefits are recognized as a liability at

2019 Form 10-K 38

estimated fair value when the approved plan of termination has been communicated to employees, unless employees must provide future service that is longer than the statutory requirement, in which case the benefits are recognized ratably over the future service period. For the facility-related restructuring, we recognize upon exiting all or a portion of a leased facility and meeting cease-use and other requirements. The amount of restructuring is based on the fair value of the lease obligation for the abandoned space, which includes a sublease assumption that could be reasonably obtained. We also recognize accelerated depreciation related to assets at the time we commit to a plan to abandon.

Restructuring and other exit costs, net requires significant estimates and assumptions, including sub-lease income and expenses for severance and other employee separation costs. Our estimates involve a number of risks and uncertainties, some of which are beyond our control, including future real estate market conditions and our ability to successfully enter into subleases or termination agreements with terms as favorable as those assumed when arriving at our estimates. We monitor these estimates and assumptions on at least a quarterly basis for changes in circumstances and any corresponding adjustments to the accrual are recorded in our statement of operations in the period when such changes are known.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

OVERVIEW OF FISCAL 2019

•	Total net revenue was $2.57 billion during fiscal 2019, an increase of 25% compared to the prior fiscal year.

•	Total ARR was $2.75 billion, an increase of 34% compared to the prior fiscal year.

•	Subscription plan ARR was $2.20 billion, an increase of 87% compared to the prior fiscal year.

•	Total subscriptions increased 0.6 million from the prior fiscal year to 4.3 million.

•
Deferred revenue was $2.09 billion, an increase of 7% compared to the prior fiscal year. Total deferred revenue (deferred revenue plus unbilled deferred revenue) was $2.68 billion, an increase of approximately 18 percent compared to prior fiscal year.

•
We adopted ASC Topic 606 and ASC Topic 340-40 during the first quarter of fiscal 2019. See discussion below for additional information regarding certain metrics that were affected by the new standards under the heading “Impact of New Revenue Accounting Standard."

Revenue Analysis

During fiscal 2019, net revenue increased 25%, as compared to the prior fiscal year, primarily due to a 102% increase in subscription revenue. The increase in subscription revenue was partially offset by a 36% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 35%, 31%, and 30% of Autodesk's total net revenue during fiscal 2019, 2018, and 2017, respectively. Our customers through Tech Data are the resellers and end users who purchase our software subscription services. Should any of our agreements with Tech Data be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data.

Recurring Revenue and Subscriptions

In order to help better understand our financial performance we use several metrics including recurring revenue, ARR, total subscriptions, and annualized revenue per subscription ("ARPS"). ARR, ARPS, total subscriptions, and recurring revenue are performance metrics and should be viewed independently of revenue and deferred revenue as ARR, ARPS, total

2019 Form 10-K 39

subscriptions, and recurring revenue are not intended to be combined with those items. Our determination and presentation may differ from that of other companies. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the fiscal years ended January 31, 2019, 2018, and 2017:

	Fiscal Year Ended January 31, 2019	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2018	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2017
		$	%		$	%
Recurring Revenue (in millions) (1)	$2,437.2	$554.9	29%	$1,882.3	$342.0	22%	$1,540.3
As a percentage of net revenue	95%			92%			76%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Consolidated Statements of Operations.

The following table outlines our ARR, subscriptions, and ARPS metrics as of fiscal years ended January 31, 2019 and 2018. For purposes of clarification, the ARR and ARPS balances in the following table as of January 31, 2019 are calculated under ASC Topic 606. For comparison of ARR and ARPS as of January 31, 2019 under the old revenue standard, ASC Topic 605, refer to the table under the title "Impact of New Revenue Accounting Standard" further below.

		Change compared to prior fiscal year
	January 31, 2019	$	%	January 31, 2018
ARR (in millions)
Subscription plan ARR	$2,200.1	$1,025.1	87%	$1,175.0
Maintenance plan ARR	549.3	(329.8)	(38)%	879.1
Total ARR (1)	$2,749.4	$695.3	34%	$2,054.1

Number of subscriptions (in thousands) (2)
Subscription plan	3,533.9	1,267.1	56%	2,266.8
Maintenance plan	796.1	(652.8)	(45)%	1,448.9
Total subscriptions	4,330.0	614.3	17%	3,715.7

ARPS (ARR divided by number of subscriptions) (2)
Subscription plan ARPS	$623	$105	20%	$518
Maintenance plan ARPS	$690	$83	14%	$607
Total ARPS (3)	$635	$82	15%	$553
 ________________

(1)	The acquisition of a business may cause variability in the comparison of ARR reported in this table above and ARR derived from the revenue reported in the Consolidated Statements of Operations.

(2)	In the first quarter of fiscal 2020, we will discontinue presenting subscriptions and ARPS on a quarterly basis.

(3)
There are small variances between ARR and total subscriptions due in part to the inherent limitation with collecting all subscriptions information. For example, Buzzsaw and Constructware are included with ARR but not in total subscriptions due to these inherent limitations. We do not view these variances as meaningful to amounts or quarterly comparisons presented here for ARPS.

Total ARR increased 34% as of January 31, 2019 as compared to the end of fiscal 2018, primarily due to a 87% increase in subscription plan ARR driven by product subscriptions, including the M2S program. The increase was partially offset by a 38% decrease in maintenance plan ARR driven by the migration from maintenance plan subscriptions to subscription plan subscriptions. Under ASC 605, total ARR increased 32% as compared to the end of the prior fiscal year primarily due to an 84% increase in subscription plan ARR, partially offset by a 36% decrease in maintenance plan ARR.

Subscription plan subscriptions increased 56% or approximately 1.3 million as compared to the end of fiscal 2018, driven by growth in all subscription plan types, led by new product subscriptions. Subscription plan subscriptions benefited from

2019 Form 10-K 40

approximately 452,000 maintenance subscribers that were converted to product subscription under the maintenance-to-subscription program during the fiscal year ended January 31, 2019.

Maintenance plan subscriptions decreased 45% or approximately 652,800 as compared to the end of fiscal 2018, primarily as a result of the strong performance of the M2S program in which approximately 452,000 maintenance plan subscriptions converted to product subscription during the fiscal year ended January 31, 2019. The net decrease is expected and we expect to see ongoing declines in maintenance plan subscriptions going forward as part of the business model transition. The rate of decline will vary based on the number of subscriptions subject to renewal, the renewal rate, and our ability to incentivize customers to switch over to EBAs or product subscriptions.

As of January 31, 2019, when adjusted for the impact of the M2S program, subscription plan ARPS and maintenance plan ARPS would have been $631 and $641, respectively.

ARPS as of January 31, 2019, was $635 under ASC 606, a 15% increase compared to the prior fiscal year primarily due to an increase in subscription plan ARPS. The increase in subscription plan ARPS was driven by growth in all subscription plan types, led by product subscription ARPS. Under ASC 605, ARPS was $628 as of January 31, 2019.

Our ARPS is currently, and will continue to be, affected by various factors including the M2S program, geography and product mix, promotions, acquisitions, sales linearity within a quarter, pricing changes, and foreign currency.

2019 Form 10-K 41

Impact of New Revenue Accounting Standard

Effective in the first quarter of fiscal 2019, we adopted Accounting Standard Update No. 2014-09, which codified new revenue recognition guidance under ASC Topic 606. Previously, we followed revenue accounting guidance under ASC Topic 605. Under the modified retrospective adoption, Autodesk calculated the impact of the adoption during fiscal 2019, as the first year of adoption. The table below shows what some of our key metrics would have been under ASC Topic 605 (see Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies” for more details on our adoption and impacts).

	Fiscal Year Ended January 31, 2019		Fiscal Year Ended January 31, 2018
(in millions except ARPS)	ASC 606	ASC 605	ASC 605
Key Income Statement Metrics
Subscription revenue	$1,802.3	$1,785.7	$894.3
Maintenance revenue	635.1	640.8	989.6
Other revenue	132.4	121.1	172.7
Total net revenue	2,569.8	2,547.6	2,056.6
Gross profit	2,283.9	2,260.7	1,753.2
Total spend (1)	2,594.8	2,577.9	2,565.7
Net loss	$(80.8)	$(90.9)	$(566.9)
Basic and diluted net loss per share	$(0.37)	$(0.42)	$(2.58)
ARR
Subscription plan ARR	$2,200.1	$2,160.1	$1,175.0
Maintenance plan ARR	549.3	558.5	879.1
Total ARR	$2,749.4	$2,718.6	$2,054.1
ARPS (2)
Subscription plan ARPS	$623	$611	$518
Maintenance plan ARPS	690	702	607
Total ARPS	$635	$628	$553
Net Revenue by Product Family (3)
Architecture, Engineering and Construction ("AEC")	$1,021.6	$1,014.5	$787.5
AutoCAD and AutoCAD LT ("ACAD")	731.8	730.5	561.4
Manufacturing ("MFG")	616.2	607.2	528.8
Media and Entertainment ("M&E")	182.0	176.7	152.1
Other	18.2	18.7	26.8
Total Net Revenue	$2,569.8	$2,547.6	$2,056.6
Net Revenue by Geography
Americas	$1,049.9	$1,034.6	$871.1
Europe, Middle East and Africa ("EMEA")	1,034.3	1,028.8	815.4
Asia Pacific ("APAC")	485.6	484.2	370.1
Total net revenue	$2,569.8	$2,547.6	$2,056.6
____________________

(1)	Our total spend is defined as cost of revenue plus operating expenses.

(2)	In the first quarter of fiscal 2020, we will discontinue presenting subscriptions and ARPS on a quarterly basis.

(3)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

The adoption of ASC Topic 606 required a change to our reporting of deferred revenue. See discussions below under the heading "Total deferred revenue."

2019 Form 10-K 42

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Fiscal Year Ended January 31, 2019
	Percent change compared to prior fiscal year (as reported)	Constant currency percent change compared to prior fiscal year (1)	Positive/negative/neutral impact from foreign exchange rate changes
Revenue	25%	24%	Positive
Total spend	1%	1%	Neutral
 ________________

(1)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

Total Deferred Revenue

The adoption of ASC Topic 606 required a change to the definition of unbilled deferred revenue and new qualitative and quantitative disclosures around our performance obligations. Unbilled deferred revenue represents contractually stated or committed orders under early renewal and multi-year billing plans primarily for subscription, services and maintenance for which the associated deferred revenue has not been recognized. Under ASC Topic 606, unbilled deferred revenue is not included as a receivable or deferred revenue on our Consolidated Balance Sheet. See Part II, Item 8, Note 2, “Revenue Recognition” for more details on Autodesk's performance obligations.

	January 31, 2019		January 31, 2018
(in millions)	ASC 606	ASC 605	ASC 605
Deferred revenue	$2,091.4	$2,269.2	$1,955.1
Unbilled deferred revenue	591.0	491.6	326.4
Total deferred revenue	$2,682.4	$2,760.8	$2,281.5

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At January 31, 2019, we had $953.6 million in cash and marketable securities. Our cash flow from operations increased to $377.1 million for the fiscal year ended January 31, 2019 from $0.9 million for the fiscal year ended January 31, 2018. We repurchased 2.2 million shares of our common stock for $292.5 million during fiscal 2019. Comparatively, we repurchased 6.9 million shares of our common stock for $690.1 million during fiscal 2018. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

2019 Form 10-K 43

RESULTS OF OPERATIONS

The revenue and spend balances included in the tables below during the fiscal year ended January 31, 2019, are calculated under ASC Topic 606. For comparison of subscription revenue, maintenance revenue, other revenue and total spend during the fiscal year ended January 31, 2019, under ASC Topic 605, refer to the table within Item 7, "Overview" under the title "Impact of New Revenue Accounting Standard."

Net Revenue by Income Statement Presentation

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

2019 Form 10-K 44

	Fiscal year ended January 31, 2019	Change compared to prior fiscal year		Fiscal year ended January 31, 2018	Management comments
(in millions)		$	%
Net revenue:
Subscription	$1,802.3	$908.0	102%	$894.3
Up due to growth across all subscription types, led by product subscription renewal revenue, which benefited from the success of the M2S program. Also contributing to the growth was an increase in revenue from new product subscriptions and EBA offerings.

Maintenance (1)	635.1	(354.5)	(36)%	989.6	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	2,437.4	553.5	29%	1,883.9
Other (2)	132.4	(40.3)	(23)%	172.7
	$2,569.8	$513.2	25%	$2,056.6

____________________

(1)
We expect maintenance revenue will continue to decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

(2)	Previously labeled as "License and other" in prior periods.

	Fiscal year ended January 31, 2018	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2017	Management Comments
(in millions)		$	%
Net revenue:
Subscription	$894.3	$451.2	102%	$443.1	Up due to growth across all subscription types, led by product subscriptions and EBA offerings, primarily as a result of the business model transition.
Maintenance (1)	989.6	(113.5)	(10)%	1,103.1	Down due to the discontinued sale of new maintenance agreements and the migration of customers moving from maintenance to subscription.
Total subscription and maintenance revenue	1,883.9	337.7	22%	1,546.2
Other (2)	172.7	(312.1)	(64)%	484.8
	$2,056.6	$25.6	1%	$2,031.0

____________________

(1)
We expect maintenance revenue will continue to decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

(2)	Previously labeled as "License and other" in prior periods.

2019 Form 10-K 45

Net Revenue by Product Family

Our product offerings are focused in four primary product families: AEC, ACAD, MFG, and M&E.

	Fiscal year ended January 31, 2019	Change compared to prior fiscal year		Fiscal year ended January 31, 2018	Management Comments

(in millions)		$	%
Net revenue by product family (1):
AEC	$1,021.6	234.1	30%	$787.5	Up due to an increase in AEC collections as well as an increase in revenue from EBAs and our individual product offering, Revit.
ACAD	731.8	170.4	30%	561.4	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	616.2	87.4	17%	528.8	Up due to an increase in MFG collections as well as an increase in revenue from EBAs.
M&E	182.0	29.9	20%	152.1	Up due to an increase in revenue from our individual product offerings 3DS Max and Maya.
Other	18.2	(8.6)	(32)%	26.8
	$2,569.8	$513.2	25%	$2,056.6

	Fiscal year ended January 31, 2018	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2017	Management Comments

(in millions)		$	%
Net revenue by product family (1):
AEC	$787.5	$(22.9)	(3)%	$810.4
Down due to a net decrease in AEC collections and legacy suites due to the discontinuation of perpetual licenses. The decrease was partially offset by an increase in revenue from individual AEC product offerings and EBAs.

ACAD	561.4	88.7	19%	472.7	Up due to increases in both AutoCAD LT and AutoCAD.
MFG	528.8	(46.4)	(8)%	575.2	Down due to a net decrease in MFG collections and legacy suites due to the discontinuation of perpetual licenses, partially offset by an increase in revenue from MFG EBAs.
M&E	152.1	13.3	10%	138.8	Up due to an increase in Animation, partially offset by a decrease in Creative Finishing.
Other	26.8	(7.1)	(21)%	33.9
	$2,056.6	$25.6	1%	$2,031.0
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

2019 Form 10-K 46

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2019	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2018	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2017

(in millions)		$	%	%		$	%	%

Net revenue:
Americas
U.S.	$874.6	$134.2	18%	*	$740.4	$(1.7)	—%	*	$742.1
Other Americas	175.3	44.6	34%	*	130.7	0.9	1%	*	129.8
Total Americas	1,049.9	178.8	21%	20%	871.1	(0.8)	—%	—%	871.9
EMEA	1,034.3	218.9	27%	24%	815.4	15.0	2%	4%	800.4
APAC	485.6	115.5	31%	31%	370.1	11.4	3%	2%	358.7
Total net revenue (1)	$2,569.8	$513.2	25%	24%	$2,056.6	$25.6	1%	2%	$2,031.0

Emerging economies	$307.4	$80.9	36%	34%	$226.5	$(1.0)	—%	—%	$227.5
____________________

(1)	Totals may not sum due to rounding.
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

2019 Form 10-K 47

Net Revenue by Sales Channel

	Year ended	Change compared to prior fiscal year		Year ended	Management comments
(in millions)	January 31, 2019	$	%	January 31, 2018
Net revenue by sales channel:
Indirect	$1,830.8	$387.0	27%	$1,443.8	Up due to an increase in subscription revenue.
Direct	739.0	126.2	21%	612.8	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total net revenue	$2,569.8	$513.2	25%	$2,056.6

	Year ended	Change compared to prior fiscal year		Year ended	Management comments
(in millions)	January 31, 2018	$	%	January 31, 2017
Net revenue by sales channel:
Indirect	$1,443.8	$(25.1)	(2)%	$1,468.9	Down due to a decrease in sales with resellers.
Direct	612.8	50.7	9%	562.1	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total net revenue	$2,056.6	$25.6	1%	$2,031.0

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

2019 Form 10-K 48

General and administrative expenses include salaries, bonuses, acquisition-related transition costs, benefits and stock-based compensation expense for our CEO, finance, human resources and legal employees, as well as professional fees for legal and accounting services, certain foreign business taxes, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment and training, net IT and facilities costs, and the cost of supplies and equipment.

	Fiscal year ended January 31, 2019	Change compared to prior fiscal year		Fiscal year ended January 31, 2018	Management comments

(in millions)		$	%
Cost of revenue:
Subscription and maintenance	$216.0	$1.6	1%	$214.4	Up primarily due to an increase in cloud hosting costs partially offset by a decrease in royalty and depreciation expense.
Other (1)	54.4	(18.2)	(25)%	72.6	Down primarily due to lower employee-related costs from reduced headcount associated with the Fiscal 2018 Plan restructuring and lower professional fees.
Amortization of developed technology	15.5	(0.9)	(5)%	16.4	Down as previously acquired developed technologies continue to become fully amortized.
Total cost of revenue	$285.9	$(17.5)	(6)%	$303.4

Marketing and sales	$1,183.9	$96.6	9%	$1,087.3	Up due to increased employee-related costs driven by higher headcount, as well as higher cloud hosting costs and professional fees.
Research and development	725.0	(30.5)	(4)%	755.5	Down due to a decrease in employee-related costs from lower headcount associated with the Fiscal 2018 plan restructuring partially offset by higher professional fees.
General and administrative	340.1	34.9	11%	305.2	Up primarily due to higher professional fees, employee-related costs and facilities costs, partially offset by lower employee benefits costs.
Amortization of purchased intangibles	18.0	(2.2)	(11)%	20.2	Down as previously acquired intangible assets continue to become fully amortized.
Restructuring and other exit costs, net	41.9	(52.2)	(55)%	94.1	Down as we substantially completed the reduction in force and facilities consolidation of the Fiscal 2018 Plan.
	$2,308.9	$46.6	2%	$2,262.3

2019 Form 10-K 49

	Fiscal year ended January 31, 2018	Change compared to prior fiscal year		Fiscal year ended January 31, 2017	Management comments

(in millions)		$	%
Cost of revenue:
Subscription and maintenance	$214.4	$22.7	12%	$191.7	Up due to an increase in employee-related costs driven by increased headcount associated with maintenance and subscription services in support of the business model transition.
Other (1)	72.6	(37.6)	(34)%	110.2	Down due to lower employee-related costs from reduced headcount associated with license and other revenue products and services as a result of our move to a subscription based business model.
Amortization of developed technology	16.4	(23.6)	(59)%	40.0	Down as previously acquired developed technologies continue to become fully amortized while fewer assets are acquired compared to the prior year.
Total cost of revenue	$303.4	$(38.5)	(11)%	$341.9

Marketing and sales	$1,087.3	$64.8	6%	$1,022.5	Up due to increase in employee-related costs from higher headcount, increased commissions, and increased stock-based compensation expense from a higher fair value of awards granted.
Research and development	755.5	(10.6)	(1)%	766.1	Down due to a decrease in employee-related costs from lower headcount.
General and administrative	305.2	17.4	6%	287.8
Up driven by costs associated with the CEO transition and an increase in stock-based compensation expense from a higher fair value of awards granted, partially offset by a decrease in employee-related costs from lower headcount.

Amortization of purchased intangibles	20.2	(11.6)	(36)%	31.8	Down as previously acquired intangible assets continue to become fully amortized and fewer assets are acquired compared to the prior year.
Restructuring and other exit costs, net	94.1	13.6	17%	80.5
Driven by the Fiscal 2018 Plan to re-balance resources to better align with the Company's strategic priorities and position itself to meet long-term goals. Costs associated with the Fiscal 2018 Plan are principally from employee termination benefits, lease termination costs and other exit costs.

	$2,262.3	$73.6	3%	$2,188.7

____________________

(1)	Previously labeled as "License and other" in prior periods.

The following table highlights our expectation for the absolute dollar change and percent of revenue change for fiscal 2020 as compared to fiscal 2019:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Slight decrease
Marketing and sales	Increase	Decrease
Research and development	Increase	Decrease
General and administrative	Increase	Decrease
Amortization of purchased intangibles	Increase	Slight increase

2019 Form 10-K 50

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal year ended January 31,
	2019	2018	2017
	(in millions)
Interest and investment expense, net	$(52.1)	$(34.5)	$(29.7)
Gain (loss) on foreign currency	5.1	(3.3)	(3.3)
Gain (loss) on strategic investments	12.5	(16.4)	0.3
Other income	16.8	6.0	8.5
Interest and other expense, net	$(17.7)	$(48.2)	$(24.2)

Interest and other expense, net, positively changed by $30.5 million during fiscal 2019, as compared to fiscal 2018, primarily driven by curtailment gains on our pension plans, mark-to-market gains on certain of our privately-held strategic investments, realized gains on sales of strategic investments, offset by an increase in interest expense resulting from our term loan entered into on December 17, 2018 in aggregate principal amount of $500 million and mark-to-market losses on marketable securities.

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

Income tax expense was $38.1 million and $9.6 million for fiscal 2019 and 2018, respectively, relative to pre-tax losses of $42.7 million and $557.3 million, respectively, for the same periods.  Tax expense for fiscal 2019 consists primarily of foreign tax expense including withholding tax and tax amortization on indefinite-lived intangibles offset by a benefit for the release of uncertain tax positions upon finalization of IRS examination during the current fiscal year. In addition, we had a tax benefit from the release of valuation allowance from acquired deferred tax liabilities during the current fiscal year. Tax expense for fiscal 2018 consisted primarily of foreign tax expense including withholding tax and tax amortization on indefinite-lived intangibles offset by the revaluation of our deferred tax liability due to the corporate rate reduction under the Tax Act. We recorded a tax benefit of the Tax Act in our financial statements as of January 31, 2018 of approximately $32.3 million mainly driven by the corporate rate remeasurement of the indefinite-lived intangible deferred tax liability.

The Tax Act was signed into law on December 22, 2017 and provided broad and significant changes to the U.S. corporate income tax regime. In light of our fiscal year-end, the Tax Act reduced the statutory federal corporate rate from 35% to 33.81% for fiscal 2018 and to 21% for fiscal 2019 and forward. The Tax Act also, among many other provisions, imposed a one-time mandatory tax on accumulated earnings of foreign subsidiaries (commonly referred to as the "transition tax"), subjected the deemed intangible income of our foreign subsidiaries to current U.S. taxation (commonly referred to as "GILTI"), provided for a full dividends received deduction upon repatriation of untaxed earnings of our foreign subsidiaries, imposed a minimum taxation (without most tax credits) on modified taxable income, which is generally taxable income without deductions for payments to related foreign companies (commonly referred to as “BEAT”), modified the accelerated depreciation deduction rules, and made updates to the deductibility of certain expenses. We have completed our determination of the accounting implications of the Tax Act on our tax accruals.

2019 Form 10-K 51

As of January 31, 2018, we estimated taxable income associated with offshore earnings of $831.5 million, and as of January 31, 2019, we adjusted the taxable income to $819.6 million to reflect the impact of Treasury Regulations issued in the fourth quarter of fiscal 2019. Transition tax related to adjustments in offshore earnings resulted in no impact to the effective tax rate as it is primarily offset by net operating losses that are subject to a full valuation allowance. As a result of the transition tax, we recorded a deferred tax asset of approximately $45.1 million for foreign tax credits, which are also subject to a full valuation allowance.

We are subject to GILTI in fiscal 2019, primarily offset by current year operating losses, resulting in no impact to the effective tax rate.

We anticipate that the U.S. Department of Treasury and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Beginning in the second quarter of fiscal 2016, we considered recent cumulative losses in the U.S. arising from our business model transition as a significant source of negative evidence. Considering this negative evidence and the absence of sufficient positive objective evidence that we would generate sufficient taxable income in the U.S. to realize the deferred tax assets, we determined that it was more likely than not that we would not realize the U.S. federal and state deferred tax assets and recorded a full valuation allowance. Furthermore, in the first quarter of fiscal 2018, our Singapore operation, similar to the U.S. incurred cumulative losses and recorded a full valuation allowance against the net deferred tax asset. As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine that it is more likely than not that the federal and state deferred tax assets will be realized; as a result, we will continue to evaluate the realizability of our net deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

As of January 31, 2019, we had $209.0 million of gross unrecognized tax benefits, of which $190.6 million would reduce our valuation allowance, if recognized. The remaining $18.4 million would impact the effective tax rate.  It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

At January 31, 2019, we had non-current foreign net deferred tax assets of $54.3 million that management believes are more likely than not to be realized in future years.

For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 21%, see Part II, Item 8, Note 5, “Income Taxes,” in the Notes to Consolidated Financial Statements.

2019 Form 10-K 52

OTHER FINANCIAL INFORMATION

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2019, 2018, and 2017, our gross profit, gross margin, (loss) income from operations, operating margin, net (loss) income, diluted net (loss) income per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2019	2018	2017
	(Unaudited)
Gross profit	$2,283.9	$1,753.2	$1,689.1
Non-GAAP gross profit	$2,317.0	$1,785.5	$1,743.2
Gross margin	89%	85%	83%
Non-GAAP gross margin	90%	87%	86%
Loss from operations	$(25.0)	$(509.1)	$(499.6)
Non-GAAP income (loss) from operations	$316.0	$(112.0)	$(125.5)
Operating margin	(1)%	(25)%	(25)%
Non-GAAP operating margin	12%	(5)%	(6)%
Net loss	$(80.8)	$(566.9)	$(582.1)
Non-GAAP net income (loss)	$223.3	$(106.3)	$(111.0)
Diluted net loss per share	$(0.37)	$(2.58)	$(2.61)
Non-GAAP diluted net income (loss) per share	$1.01	$(0.48)	$(0.50)
GAAP diluted weighted average shares used in per share calculation	218.9	219.5	222.7
Non-GAAP diluted weighted average shares used in per share calculation	222.0	219.5	222.7

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

2019 Form 10-K 53

RECONCILATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In millions except for gross margin, operating margin, and per share data) (1):

	Fiscal Year Ended January 31,
	2019	2018	2017
	(Unaudited)
Gross profit	$2,283.9	$1,753.2	$1,689.1
Stock-based compensation expense	17.6	15.9	14.1
Amortization of developed technologies	15.5	16.4	40.0
Non-GAAP gross profit	$2,317.0	$1,785.5	$1,743.2
Gross margin	89%	85%	83%
Stock-based compensation expense	1%	1%	1%
Amortization of developed technologies	1%	1%	2%
Non-GAAP gross margin (1)	90%	87%	86%
Loss from operations	$(25.0)	$(509.1)	$(499.6)
Stock-based compensation expense	249.5	245.0	221.8
Amortization of developed technologies	15.5	16.4	40.0
Amortization of purchased intangibles	18.0	20.2	31.8
CEO transition costs (2)	(0.1)	21.4	—
Acquisition related costs	16.2	—	—
Restructuring and other exit costs, net	41.9	94.1	80.5
Non-GAAP income (loss) from operations	$316.0	$(112.0)	$(125.5)
Operating margin	(1)%	(25)%	(25)%
Stock-based compensation expense	10%	12%	11%
Amortization of developed technologies	1%	1%	2%
Amortization of purchased intangibles	1%	1%	2%
CEO transition costs (2)	—%	1%	—%
Acquisition related costs	1%	—%	—%
Restructuring and other exit costs, net	1%	5%	4%
Non-GAAP operating margin (1)	12%	(5)%	(6)%
Net loss	$(80.8)	$(566.9)	$(582.1)
Stock-based compensation expense	249.5	245.0	221.8
Amortization of developed technologies	15.5	16.4	40.0
Amortization of purchased intangibles	18.0	20.2	31.8
CEO transition costs (2)	(0.1)	21.4	—
Acquisition related costs	16.2	—	—
Restructuring and other exit costs, net	31.7	94.1	80.5
(Gain) loss on strategic investments	(12.5)	16.5	(0.3)
Discrete tax provision items	(31.4)	(20.7)	(2.7)
Income tax effect of non-GAAP adjustments	17.2	67.7	100.0
Non-GAAP net income (loss)	$223.3	$(106.3)	$(111.0)
2019 Form 10-K 54

	Fiscal Year Ended January 31,
	2019	2018	2017
	(Unaudited)
Diluted net (loss) income per share	$(0.37)	$(2.58)	$(2.61)
Stock-based compensation expense	1.12	1.11	1.00
Amortization of developed technologies	0.08	0.08	0.18
Amortization of purchased intangibles	0.08	0.09	0.14
CEO transition costs (2)	—	0.09	—
Acquisition related costs	0.07	—	—
Restructuring and other exit costs, net	0.14	0.43	0.35
(Gain) loss on strategic investments	(0.05)	0.08	—
Discrete tax provision items	(0.14)	(0.09)	(0.01)
Income tax effect of non-GAAP adjustments	0.08	0.31	0.45
Non-GAAP diluted income (loss) per share	$1.01	$(0.48)	$(0.50)
_______________

(1)	Totals may not sum due to rounding.

(2)
CEO transition costs include stock-based compensation of $16.4 million related to the acceleration of eligible stock awards in conjunction with the Company's former CEOs' transition agreements for the fiscal year ended January 31, 2018.

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

2019 Form 10-K 55

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

(Gain) loss on strategic investments and dispositions. We exclude gains and losses related to our strategic investments and dispositions from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments and dispositions in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components, dividends received, realized gains and losses on the sales or losses on the impairment of these investments and dispositions. We believe excluding these items is useful to investors because these excluded items do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments and dispositions which do not occur regularly.

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

At January 31, 2019, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $953.6 million and net accounts receivable of $474.3 million.

On December 17, 2018, Autodesk entered into a new Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The Credit Agreement replaced and terminated our $400.0 million Amended and Restated Credit Agreement. The maturity date on the line of credit facility is December 2023. At January 31, 2019, Autodesk had no outstanding borrowings on this line of credit. As of March 25, 2019, we have no amounts outstanding under the credit facility. See Part II, Item 8, Note 8, "Borrowing Arrangements," in the Notes to Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility.

On December 17, 2018, we also entered into a Term Loan Agreement (the “Term Loan Agreement”) which provided for a delayed draw term loan facility in the aggregate principal amount of $500.0 million. On December 19, 2018, we borrowed a $500.0 million term loan under the Term Loan Agreement in connection with the acquisition of PlanGrid. See Part II, Item 8,

2019 Form 10-K 56

Note 8, "Borrowing Arrangements," in the Notes to Consolidated Financial Statements for further discussion on the Term Loan Agreement terms and Part II, Item 8, Note 6, "Acquisitions" for further discussion on the PlanGrid acquisition.

In addition to the term loan, as of January 31, 2019, we have $1.6 billion aggregate principal amount of Notes outstanding. See Part II, Item 8, Note 8, "Borrowing Arrangements," in the Notes to Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $650.0 million line of credit.

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: repayment of debt; common stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of January 31, 2019, approximately 52% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminates U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through a combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Fiscal year ended January 31,
(in millions)	2019	2018	2017
Net cash provided by operating activities	$377.1	$0.9	$169.7
Net cash (used in) provided by investing activities	(710.4)	506.4	272.0
Net cash provided by (used in) financing activities	151.9	(656.6)	(578.3)

Net cash provided by operating activities of $377.1 million for fiscal 2019 consisted of $371.8 million of non-cash expenses, including stock-based compensation expense, restructuring charges, net, depreciation, amortization and accretion expense, offsetting our net loss of $80.8 million, and included $86.1 million of cash flow provided by changes in operating assets and liabilities.

The primary working capital source of cash was an increase in deferred revenue from $1,955.1 million as of January 31, 2018, to $2,091.4 million as of January 31, 2019. The primary working capital uses of cash were decreases in accounts payable and other accrued liabilities.

Net cash used in investing activities was $710.4 million for fiscal 2019 and was primarily due to acquisitions, net of cash acquired and purchases of marketable securities. These cash outflows were partially offset by sales and maturities of marketable securities.

2019 Form 10-K 57

At January 31, 2019, our short-term investment portfolio had an estimated fair value of $67.6 million and a cost basis of $62.8 million. The portfolio fair value consisted of $60.3 million of trading securities that were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 7, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion) and $7.3 million invested in other available-for-sale short-term securities.

Net cash provided by financing activities was $151.9 million in fiscal 2019 and was primarily due to proceeds from debt issuance, net of discount and proceeds from issuance of stock. These cash inflows were partially offset by repurchases of our common stock and taxes paid related to net share settlement of equity awards.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant financial contractual obligations at January 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Fiscal year 2020	Fiscal years 2021-2022	Fiscal years 2023-2024	Thereafter
			(in millions)
Notes	$1,898.3	$57.3	$541.7	$422.3	$877.0
Term loan	533.8	18.0	515.8	—	—
Operating lease obligations	409.8	75.4	115.3	92.1	127.0
Purchase obligations	82.7	47.8	17.0	11.7	6.2
Deferred compensation obligations	60.3	5.0	9.2	8.8	37.3
Pension obligations	25.5	2.4	4.6	4.6	13.9
Asset retirement obligations	10.4	6.7	1.1	1.2	1.4
Total (1)	$3,020.8	$212.6	$1,204.7	$540.7	$1,062.8
____________________

(1)
This table generally excludes amounts already recorded on the balance sheet as current liabilities, certain purchase obligations as discussed below, long term deferred revenue, and amounts related to income tax liabilities for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities (see Part II, Item 8, Note 5, “Income Taxes” in the Notes to Consolidated Financial Statements).

Notes consist of the Notes issued in December 2012, June 2015 and June 2017. See Part II, Item 8, Note 8, "Borrowing Arrangements," in the Notes to Consolidated Financial Statements for further discussion..

Term loan consists of the Term Loan Agreement entered into on December 17, 2018 as described above.

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

Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Part II, Item 8, Note 7, “Deferred Compensation,” in our Notes to Consolidated Financial Statements for further information regarding this plan.

Pension obligations relate to our obligations for pension plans outside of the U.S. See Part II, Item 8, Note 15, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information regarding these obligations.

Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease.

2019 Form 10-K 58

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

During the three and twelve months ended January 31, 2019, we repurchased 0.2 million and 2.2 million shares of our common stock, respectively. At January 31, 2019, 17.4 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Part II, Item 8, Note 10, “Stockholders' (Deficit) Equity,” in the Notes to Consolidated Financial Statements for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2019, we did not have any significant off-balance sheet arrangements other than operating leases, as defined in Item 303(a)(4)(ii) of Regulation S-K.

2019 Form 10-K 59

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2019, and 2018, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech krona. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $1,383.3 million and $949.5 million at January 31, 2019, and 2018, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2019, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2019 and 2018 would increase the fair value of our foreign currency contracts by $123.4 million and $57.9 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2019, and 2018 would decrease the fair value of our foreign currency contracts by $98.3 million and $83.2 million, respectively.

INTEREST RATE RISK

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer term securities. At January 31, 2019, we had $443.7 million of cash equivalents and marketable securities, including $67.6 million classified as short-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a twelve month period, the market value change of our marketable securities would not have a meaningful unrealized gain or loss.

In December 2018, we entered into a $500.0 million term loan facility, all of which was outstanding as of January 31, 2019. The term loan bears interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin between 0.000% and 0.625%, depending on Autodesk's Public Debt Rating or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.875% and 1.625%, depending on Autodesk's Public Debt Rating. Based on Autodesk's current credit ratings the term loan bears interest at a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of 1.125% per annum. A hypothetical increase or decrease of 50 or 100 basis points would not have a material impact on our results of operations. The term loan facility matures in December 2020.

OTHER MARKET RISK

From time to time we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Part II, Item 8, Note 3, "Financial Instruments" in the Notes to Consolidated Financial Statements for further discussion regarding our privately held investments.

For information about exposure to counter-party credit-related losses, see Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies - Concentration of Credit Risk."

2019 Form 10-K 60

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2019	2018	2017
Net revenue:
Subscription	$1,802.3	$894.3	$443.1
Maintenance	635.1	989.6	1,103.1
Total subscription and maintenance revenue	2,437.4	1,883.9	1,546.2
Other (1)	132.4	172.7	484.8
Total net revenue	2,569.8	2,056.6	2,031.0
Cost of revenue:
Cost of subscription and maintenance revenue	216.0	214.4	191.7
Cost of other revenue (2)	54.4	72.6	110.2
Amortization of developed technology	15.5	16.4	40.0
Total cost of revenue	285.9	303.4	341.9
Gross profit	2,283.9	1,753.2	1,689.1
Operating expenses:
Marketing and sales	1,183.9	1,087.3	1,022.5
Research and development	725.0	755.5	766.1
General and administrative	340.1	305.2	287.8
Amortization of purchased intangibles	18.0	20.2	31.8
Restructuring and other exit costs, net	41.9	94.1	80.5
Total operating expenses	2,308.9	2,262.3	2,188.7
Loss from operations	(25.0)	(509.1)	(499.6)
Interest and other expense, net	(17.7)	(48.2)	(24.2)
Loss before income taxes	(42.7)	(557.3)	(523.8)
Provision for income taxes	(38.1)	(9.6)	(58.3)
Net loss	$(80.8)	$(566.9)	$(582.1)
Basic net loss per share	$(0.37)	$(2.58)	$(2.61)
Diluted net loss per share	$(0.37)	$(2.58)	$(2.61)
Weighted average shares used in computing basic net loss per share	218.9	219.5	222.7
Weighted average shares used in computing diluted net loss per share	218.9	219.5	222.7
____________________

(1)	Previously labeled as "License and other" in prior periods.

(2)	Previously labeled as "Cost of license and other revenue" in prior periods.

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K 61

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Fiscal year ended January 31,
	2019	2018	2017
Net loss	$(80.8)	$(566.9)	$(582.1)
Other comprehensive (loss) income, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of ($1.1), $3.2, and ($1.1))	31.6	(31.2)	(1.1)
Change in net unrealized gain (loss) on available-for-sale securities (net of tax effect of $0.0, $0.1, and ($0.5))	2.0	(0.2)	1.3
Change in defined benefit pension items (net of tax effect of ($2.0), ($0.7), and ($0.9))	13.0	4.5	(5.5)
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.5, ($4.8), and $0.2))	(57.8)	81.6	(52.1)
Total other comprehensive (loss) income	(11.2)	54.7	(57.4)
Total comprehensive loss	$(92.0)	$(512.2)	$(639.5)

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K 62

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2019	January 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$886.0	$1,078.0
Marketable securities	67.6	245.2
Accounts receivable, net	474.3	438.2
Prepaid expenses and other current assets	192.1	116.5
Total current assets	1,620.0	1,877.9
Marketable securities	—	190.8
Computer equipment, software, furniture, and leasehold improvements, net	149.7	145.0
Developed technologies, net	105.6	27.1
Goodwill	2,450.8	1,620.2
Deferred income taxes, net	65.3	81.7
Other assets	337.8	170.9
Total assets	$4,729.2	$4,113.6
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$101.6	$94.7
Accrued compensation	280.8	250.9
Accrued income taxes	13.2	28.0
Deferred revenue	1,763.3	1,551.6
Other accrued liabilities	142.3	198.0
Total current liabilities	2,301.2	2,123.2
Long-term deferred revenue	328.1	403.5
Long-term income taxes payable	21.5	41.6
Long-term deferred income taxes	79.8	66.6
Long-term notes payable, net	2,087.7	1,586.0
Long-term other liabilities	121.8	148.7
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2019 and 2018	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 219.4 outstanding at January 31, 2019 and 218.3 outstanding at January 31, 2018	2,071.5	1,952.7
Accumulated other comprehensive loss	(135.0)	(123.8)
Accumulated deficit	(2,147.4)	(2,084.9)
Total stockholders’ deficit	(210.9)	(256.0)
Total liabilities and stockholders' deficit	$4,729.2	$4,113.6
See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K 63

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2019	2018	2017
Operating activities
Net loss	$(80.8)	$(566.9)	$(582.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	95.2	108.4	139.2
Stock-based compensation expense	249.5	261.4	221.8
Deferred income taxes	(6.8)	(39.1)	(38.8)
Restructuring and other exit costs, net	31.7	94.1	80.5
Other operating activities	2.2	7.3	(7.7)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(25.4)	13.3	201.5
Prepaid expenses and other current assets	7.5	(9.9)	(13.5)
Accounts payable and accrued liabilities	(58.5)	(13.9)	2.7
Deferred revenue	197.0	168.3	267.0
Accrued income taxes	(34.5)	(22.1)	(100.9)
Net cash provided by operating activities	377.1	0.9	169.7
Investing activities
Purchases of marketable securities	(138.2)	(514.0)	(1,867.9)
Sales of marketable securities	319.6	489.0	1,257.7
Maturities of marketable securities	211.4	594.3	1,057.2
Acquisitions, net of cash acquired	(1,040.2)	—	(85.2)
Capital expenditures	(67.0)	(50.7)	(76.0)
Other investing activities	4.0	(12.2)	(13.8)
Net cash (used in) provided by investing activities	(710.4)	506.4	272.0
Financing activities
Proceeds from issuance of common stock	90.9	94.4	119.6
Taxes paid related to net share settlement of equity awards	(143.4)	(143.1)	(76.2)
Repurchase and retirement of common shares	(293.5)	(699.0)	(621.7)
Proceeds from debt, net of discount	500.0	496.9	—
Repayments of debt	—	(400.0)	—
Other financing activities	(2.1)	(5.8)	—
Net cash provided by (used in) financing activities	151.9	(656.6)	(578.3)
Effect of exchange rate changes on cash and cash equivalents	(10.6)	14.2	(3.3)
Net decrease in cash and cash equivalents	(192.0)	(135.1)	(139.9)
Cash and cash equivalents at beginning of fiscal year	1,078.0	1,213.1	1,353.0
Cash and cash equivalents at end of fiscal year	$886.0	$1,078.0	$1,213.1
Supplemental cash flow information:
Cash paid during the year for interest	$59.0	$54.6	$47.6
Cash paid for income taxes, net of tax refunds	$78.0	$84.5	$77.7
Non-cash investing and financing activities:
Fair value of equity awards assumed (See Note 6)	$10.3	$—	$—
Fair value of common stock issued as consideration for business combination (See Note 6)	$44.8	$—	$—

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K 64

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' (deficit) equity
	Shares	Amount
Balances, January 31, 2016	224.4	$1,821.5	$(121.1)	$(80.8)	$1,619.6
Common shares issued under stock plans	5.6	43.4	—	—	43.4
Stock-based compensation expense	—	221.8	—	—	221.8
Tax benefits from employee stock plans	—	6.9	—	113.0	119.9
Net loss	—	—	—	(582.1)	(582.1)
Other comprehensive loss	—	—	(57.4)	—	(57.4)
Repurchase and retirement of common shares	(9.7)	(217.3)	—	(414.3)	(631.6)
Balances, January 31, 2017	220.3	1,876.3	(178.5)	(964.2)	733.6
Common shares issued under stock plans	4.9	(48.7)	—	—	(48.7)
Stock-based compensation expense	—	261.4	—	—	261.4
Net loss	—	—	—	(566.9)	(566.9)
Other comprehensive income	—	—	54.7	—	54.7
Repurchase and retirement of common shares	(6.9)	(136.3)	—	(553.8)	(690.1)
Balances, January 31, 2018	218.3	1,952.7	(123.8)	(2,084.9)	(256.0)
Common shares issued under stock plans	3.0	(52.5)	—	—	(52.5)
Stock-based compensation expense	—	249.5	—	—	249.5
Pre-combination expense related to equity awards assumed	—	10.3	—	—	10.3
Cumulative effect of accounting changes	—	—	—	177.5	177.5
Net loss	—	—	—	(80.8)	(80.8)
Other comprehensive loss	—	—	(11.2)	—	(11.2)
Shares issued as consideration for business combination	0.3	44.8	—	—	44.8
Repurchase and retirement of common shares	(2.2)	(133.3)	—	(159.2)	(292.5)
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)

See accompanying Notes to Consolidated Financial Statements.

2019 Form 10-K 65

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2019
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

Examples of significant estimates and assumptions made by management involve revenue recognition for our hybrid desktop software and cloud service subscriptions, the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments including strategic investments, long-lived assets and other intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. The Company also makes assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations, and legal contingencies.

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

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the foreign subsidiary’s functional currency, are included in "Interest and other expense, net". Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates.

Derivative Financial Instruments

Autodesk accounts for its derivative instruments as either assets or liabilities on the balance sheet and carries them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings. See Note 3, "Financial Instruments" for information regarding Autodesk's hedging activities.

2019 Form 10-K 66

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

Autodesk determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. Autodesk carries all “available-for-sale securities” at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity (deficit) until disposition or maturity. Autodesk carries all “trading securities” at fair value, with unrealized gains and losses, recorded in “Interest and other expense, net” in the Company’s Consolidated Statements of Operations. The cost of securities sold is based on the specific-identification method.

Privately held debt and equity securities (Level 3) are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company's judgment due to the absence of market prices and inherent lack of liquidity. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

The carrying value is not adjusted for the Company's privately held equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. In determining the estimated fair value of its strategic investments in privately held companies, the Company utilizes the most recent data available to the Company. In addition, the determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including: the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.

All of Autodesk’s marketable securities and privately held company investments are subject to a periodic impairment review. For any marketable debt securities, declines in fair value judged to be other-than-temporary on securities available for sale are included as a reduction to investment income. To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

For Autodesk's quarterly impairment assessment of privately held debt and equity securities strategic investment portfolio, the analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including: the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is considered to be impaired, the Company will record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.

For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 3, “Financial Instruments.”

2019 Form 10-K 67

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2019	2018
Trade accounts receivable	$526.6	$469.2
Less: Allowance for doubtful accounts	(2.2)	(2.3)
Product returns reserve	(0.3)	(0.2)
Partner programs and other obligations	(49.8)	(28.5)
Accounts receivable, net (1)	$474.3	$438.2

_______________

(1)
Autodesk adopted ASU No. 2014-09, “Revenue from Contracts with Customers" regarding Accounting Standards Codification (ASC Topic 606) during the first quarter of fiscal 2019. As such, current year balances are shown under ASC Topic 606 and prior year balances are shown under ASC Topic 605. See Note 1, "Business and Summary of Significant Accounting Policies-Accounting Standards Adopted", of our consolidated financial statements for additional information.

Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with problem accounts.

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. A portion of these incentives reduce maintenance and other revenue in the current period. The remainder, which relates to incentives on our Subscription Program, is recorded as a reduction to deferred revenue in the period the subscription transaction is billed and subsequently recognized as a reduction to subscription revenue over the contract period. These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are treated on the balance sheet as either contra accounts receivable or accounts payable.

Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security, and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $650.0 million line of credit facility.

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

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas, EMEA, and APAC geographies. Autodesk performs ongoing evaluations of these partners' and customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 35%, 31%, and 30% of Autodesk's net revenue for fiscal years ended January 31, 2019, 2018, and 2017, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 29% and 31% of trade accounts receivable as of January 31, 2019, and 2018, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the

2019 Form 10-K 68

shorter of their estimated useful lives or the lease term. Depreciation expense was $59.2 million in fiscal 2019, $67.6 million in fiscal 2018, and $73.1 million in fiscal 2017.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2019	2018
Computer hardware, at cost	$190.2	$217.1
Computer software, at cost	66.7	72.6
Leasehold improvements, land and buildings, at cost	247.8	228.9
Furniture and equipment, at cost	67.2	63.4
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	571.9	582.0
Less: Accumulated depreciation	(422.2)	(437.0)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$149.7	$145.0

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized over the software’s expected useful life, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three-year period, if material. Autodesk had no material capitalized software development costs at January 31, 2019, and January 31, 2018.

Other Intangible Assets, Net

Other intangible assets include developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization. These assets are shown as “Developed technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from two to ten years. Amortization expense for developed technologies, customer relationships, trade names, patents, and user lists was $33.5 million in fiscal 2019, $36.6 million in fiscal 2018 and $72.2 million in fiscal 2017.

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2019	2018
Developed technologies, at cost	$670.2	$578.5
Customer relationships, trade names, patents, and user lists, at cost (1)	533.1	372.5
Other intangible assets, at cost (2)	1,203.3	951.0
Less: accumulated amortization	(922.5)	(895.8)
Other intangible assets, net	$280.8	$55.2
_______________

(1)	Included in “Other assets” in the accompanying Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

2019 Form 10-K 69

The weighted average amortization period for developed technologies, customer relationships, trade names, patents, and user lists during fiscal 2019 was 5.4 years. Excluding in-process research and development, expected future amortization expense for developed technologies, customer relationships, trade names, patents, and user lists for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2020	$73.6
2021	64.8
2022	49.1
2023	37.6
Thereafter	19.2
Total	$244.3

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

For the annual impairment test, Autodesk's market capitalization was substantially in excess of the carrying value of the Company as of January 31, 2019. Accordingly, Autodesk has determined there was no goodwill impairment during the fiscal year ended January 31, 2019. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2018 or 2017.

2019 Form 10-K 70

The following table summarizes the changes in the carrying amount of goodwill during the fiscal years ended January 31, 2019 and 2018:

	January 31, 2019	January 31, 2018
Goodwill, beginning of the year	$1,769.4	$1,710.3
Less: accumulated impairment losses, beginning of the year	(149.2)	(149.2)
Additions arising from acquisitions during the year	866.9	—
Effect of foreign currency translation, measurement period adjustments, and other (1)	(36.3)	59.1
Goodwill, end of the year	$2,450.8	$1,620.2

_______________

(1)	Purchase accounting adjustments reflect revisions made to the Company’s preliminary determination of estimated fair value of assets and liabilities assumed during fiscal 2019 and 2018.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist.  Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flow the assets are expected to generate.  If the long-lived assets are considered to be impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk did not recognize any material impairments of long-lived assets during the fiscal years ended January 31, 2019, 2018, and 2017, respectively.

In addition to the recoverability assessments, Autodesk routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful life assumption will result in increased depreciation and amortization expense in the quarter when such determinations are made, as well as in subsequent quarters.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities on acquired intangibles, and valuation allowances against U.S. and foreign deferred tax assets. Autodesk performed a quarterly assessment of the recoverability of these net deferred tax assets and believes it will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount that is "more likely than not" to be realized.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2019, 2018, and 2017, respectively, as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Cost of subscription and maintenance revenue	$13.2	$11.9	$8.6
Cost of other revenue	4.3	4.0	5.5
Marketing and sales	109.4	107.3	94.1
Research and development	82.6	82.9	81.3
General and administrative	40.0	55.3	32.3
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	249.5	261.4	221.8
Tax benefit	(2.6)	(2.6)	(2.6)
Stock-based compensation expense related to stock awards and ESPP purchases, net	$246.9	$258.8	$219.2

2019 Form 10-K 71

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

	Fiscal Year Ended			Fiscal Year Ended		Fiscal Year Ended
	January 31, 2019			January 31, 2018		January 31, 2017
	Stock Option Plans	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	37 - 42%	36%	33 - 38%	32%	31 - 34%	38 - 39%	30 - 40%
Range of expected lives (in years)	0.5 - 3.8	N/A	0.5 - 2.0	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	2.3 - 2.7%	2.0%	1.9 - 2.8%	1.0 - 1.2%	0.9 - 1.4%	0.6 - 0.7%	0.5 - 0.9%

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

Autodesk did not pay cash dividends in fiscal 2019, 2018, or 2017 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of stock-based awards as those forfeitures occur.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $37.5 million in fiscal 2019, $31.1 million in fiscal 2018, and $33.6 million in fiscal 2017.

Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock. Diluted net loss per share is computed based upon the weighted average shares of common shares outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method.

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

2019 Form 10-K 72

assets represents the current market value of Autodesk's cumulative company and participant contributions made to the various plans in effect.

Net periodic benefit cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs, and gains or losses previously recognized as a component of other comprehensive loss. Certain events, such as changes in the employee base, plan amendments, and changes in actuarial assumptions may result in a change in the defined benefit obligation and the corresponding change to other comprehensive loss.

Gains and losses and prior service costs not recognized as a component of net periodic benefit cost in the Consolidated Statements of Operations as they arise are recognized as a component of other comprehensive (loss) income in the Consolidated Statements of Comprehensive Loss. Those gains and losses and prior service costs are subsequently amortized as a component of net periodic benefit cost over the average remaining service lives of the plan participants using a corridor approach to determine the portion of gain or loss subject to amortization.

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

Accounting Standards in Fiscal 2019

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by FASB or adopted by the Company during the fiscal year ended January 31, 2019, that are applicable to the Company.

Accounting Standards Adopted

Effective in the third quarter of fiscal 2019, Autodesk early adopted ASU No. 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." The ASU allows implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement. The ASU also requires amortization expense be recognized in the same line item as the related fees associated with the arrangement and related capitalized implementation costs be presented in the same line as the prepayment for the hosting fee. Changes to Autodesk's disclosures appear in this filing. The new guidance was applied prospectively to eligible costs as of August 1, 2018, and did not have a material impact on our Consolidated Financial Statements.

In August 2018, as part of FASB’s Disclosure Framework project, FASB issued ASU No. 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans," and ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement." FASB issued these ASUs to help improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. Effective in the third quarter of fiscal 2019, Autodesk early adopted ASU No. 2018-14 and ASU No. 2018-13. Most changes required retrospective application with a few exceptions in ASU No. 2018-13 that allowed for prospective adoption.

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB Accounting Standards Update ("ASU") No. 2017-05, "Other Income– Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." The ASU, among other things, clarifies the scope of the derecognition of nonfinancial assets, provides the definition of in-substance financial assets, and impacts the accounting for partial sales of nonfinancial assets by requiring full gain recognition upon the sale. The new guidance was adopted prospectively as there was no impact on the Company's prior periods consolidated statements of financial position and results of operations which would be reflected in either the full or modified retrospective transition approach. The future effect of the adoption will depend upon the nature of the Company's future dispositions, if any.

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

2019 Form 10-K 73

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

Effective in the first quarter of fiscal 2019, Autodesk adopted FASB ASU No. 2016-01 regarding Accounting Standards Codification ("ASC") Topic 825-10, "Financial Instruments - Overall." The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, and require equity securities to be measured at fair value, unless the measurement alternative method has been elected for equity investments without readily determinable fair values ("non-marketable equity securities"), with changes in fair value recognized through net income. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment for impairment quarterly at each reporting period. Under the measurement alternative method, the non-marketable equity securities will be measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which will be recorded within the Consolidated Statement of Operations. The determination of whether a transaction is for a similar investment will require significant management judgment including consideration of the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company.

Autodesk prospectively adopted the amendments related to non-marketable equity securities existing as of the date of adoption. The new standard may add volatility to the Company's statements of operations in future periods, due to changes in market prices of the Company's investments in publicly held equity investments and the valuation and timing of observable price changes and impairments of its investments in non-marketable securities. See Note 3, "Financial Instruments" for more information.

Revenue from contracts with customers

Effective in the first quarter of fiscal 2019, Autodesk adopted ASU No. 2014-09, “Revenue from Contracts with Customers" regarding Accounting Standards Codification (ASC Topic 606)” and the subsequent and related ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20.

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

One impact of the new standard relates to product subscriptions that do not incorporate substantial cloud functionality. A limited number of Autodesk's product subscriptions do not incorporate substantial cloud functionality, and therefore are not considered highly interrelated. Under ASU No. 2014-09, these limited number of product subscriptions are recognized as separate and distinct license and service performance obligations. Under ASU No. 2009-13, "Revenue Recognition" regarding Accounting Standards Codification (ASC Topic 605), licenses sold with undelivered elements without vendor-specific objective evidence ("VSOE") are recognized ratably over the term of the undelivered elements. Under ASC Topic 606, Autodesk is no longer required to establish VSOE to recognize software license revenue separately from the other elements and recognizes software licenses once the customer obtains control of the license, which is generally upon delivery of the license. Therefore, revenue allocated to the licenses in these offerings under ASC Topic 606 is recognized at a point in time instead of over the contract term.

Autodesk adopted ASC Topic 606 using the modified retrospective method, with a cumulative decrease of $89.0 million to the opening balance of "Accumulated deficit" at February 1, 2018. Autodesk applied the standard only to contracts that are not completed as of the date of initial application. The comparative information has not been adjusted and continues to be reported under ASC Topic 605. The details of the quantitative impact of the adoption on the fiscal year ended January 31, 2019, are shown below. See the Note 2, "Revenue Recognition" for more details.

2019 Form 10-K 74

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

Under the modified retrospective method, Autodesk booked a cumulative decrease of $90.4 million to the opening balance of "Accumulated deficit" at February 1, 2018. The comparative information has not been adjusted and continues to be reported as incurred. The details of the quantitative impact of the adoption on the fiscal year ended January 31, 2019, are shown below. See Note 7, "Deferred Compensation" for disclosures under the new standard.

Quantitative effect of ASC Topics 606 and 340-40 adoption

Under the modified retrospective adoption, Autodesk calculated the impact of the adoption during fiscal 2019, as the first year of adoption. The following table shows select line items that were materially impacted by the adoption of ASC Topics 606 and 340-40 on Autodesk’s Consolidated Statements of Operations for the fiscal year ended January 31, 2019:

	For the Fiscal Year ended January 31, 2019
	As reported	Impact from the adoption of ASC 606 and 340-40	As adjusted
Net revenue (1)
Subscription	$1,802.3	$(16.6)	$1,785.7
Maintenance	635.1	5.7	640.8
Other	132.4	(11.3)	121.1
Cost of revenue (1)
Cost of subscription and maintenance revenue	216.0	(0.1)	215.9
Cost of other revenue	54.4	1.1	55.5
Operating expenses (1):
Marketing and sales	1,183.9	(17.9)	1,166.0
Provision for income taxes	(38.1)	(4.8)	(42.9)
Net loss (2)	$(80.8)	$(10.1)	$(90.9)
Basic net loss per share	$(0.37)	$(0.05)	$(0.42)
Diluted net loss per share	$(0.37)	$(0.05)	$(0.42)
____________________

(1)	While not shown here, gross margin, loss from operations, and loss before income taxes have consequently been affected as a result of the net effect of the adjustments noted above.

(2)
The impact on the Consolidated Statements of Comprehensive Loss is limited to the net effects of the impacts noted above on the Consolidated Statements of Operations, specifically on the line item "Net loss."

2019 Form 10-K 75

The following table shows select line items that were materially impacted by the adoption of ASC Topics 606 and 340-40 on Autodesk’s Consolidated Balance Sheet as of January 31, 2019:

	As reported	Impact from the adoption of ASC 606 and 340-40	As adjusted
ASSETS
Current assets:
Accounts receivable, net	$474.3	$73.4	$547.7
Prepaid expenses and other current assets (1)	192.1	(79.4)	112.7
Deferred income taxes, net	65.3	7.0	72.3
Other assets (1)	337.8	(17.9)	319.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Deferred revenue	1,763.3	140.6	1,903.9
Other accrued liabilities	142.3	1.7	144.0
Long-term deferred revenue	328.1	37.2	365.3
Long-term income taxes payable	21.5	(0.2)	21.3
Long-term deferred income taxes	79.8	(6.7)	73.1
Stockholders’ deficit:
Accumulated deficit (2)	$(2,147.4)	$(189.5)	$(2,336.9)
____________________

(1)	Short term and long term "contract assets" under ASC Topic 606 are included within "Prepaid expenses and other current assets" and "Other assets", respectively, on the Consolidated Balance Sheet.

(2)	Included in the "Accumulated deficit" adjustment is $179.4 million for the cumulative effect adjustment of adopting ASC Topic 606 and 340-40 on the opening balance as of February 1, 2018.

Adoption of the standard had no impact to net cash provided by or (used in) operating, financing, or investing activities on the Company’s Consolidated Statements of Cash Flows.

Recently Issued Accounting Standards But Not Yet Adopted

In February 2018, FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendment allows entities to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.  The amendment only impacts the income tax effect of the passage of the Tax Cuts and Jobs Act but does not affect the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations.  The amendment is effective for Autodesk's fiscal year beginning February 1, 2019.  Autodesk currently expects the impact to stockholders' deficit and other comprehensive loss to be approximately $1.3M.

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

In June 2016, FASB issued ASU No. 2016-13 regarding ASC Topic 326, "Financial Instruments - Credit Losses," which modifies the measurement of expected credit losses of certain financial instruments. Autodesk plans to adopt ASU No. 2016-13 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2020. Autodesk does not believe the ASU will have a material impact on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (ASC Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about

2019 Form 10-K 76

leasing transactions. The new standard requires entities to reflect the net present value of all future fixed lease payments for both operating and finance leases. It also requires entities to disclose fixed and variable lease payments separately and by lease type (operating vs. finance leases). In addition, FASB issued ASU No. 2018-10 and 2018-11 in July 2018 and ASU No. 2018-20 in December 2018 to help provide interpretive clarifications on various issues raised by stakeholders. ASU No. 2018-10 clarifies ambiguous or potentially conflicting guidance in ASU No. 2016-02 but is not expected to have a material impact on Autodesk. ASU No. 2018-11 provides an additional transition option to apply ASU No. 2016-02 upon adoption of the new standard. ASU No. 2018-20 allows lessors, as an accounting policy election, to treat sales taxes and other similar taxes as lessee costs only.  ASU No. 2018-20 also requires lessors to exclude certain lessor costs paid by lessees directly to third parties from its variable payments, and therefore revenue, and requires lessors to allocate other variable payments to be allocated between lease and nonlease components.

Autodesk will adopt ASU No. 2016-02 as of February 1, 2019 using the modified retrospective method permitted under ASC No. 2018-11 for all existing leases. Under ASU No. 2016-02, Autodesk is required to recognize an asset and offsetting liability upon adoption. The asset and liability are measured by taking the present value of all future fixed lease payments, discounted using the Company’s incremental borrowing rate. Autodesk has elected to opt for the practical expedients to not reassess whether any existing contracts are leases or contain a lease, not reassess the lease classification of existing leases, not reassess initial direct costs for existing leases, and to combine lease and non-lease components for new leases post adoption.

In preparation for adoption of the standard, Autodesk is implementing key systems, processes and internal controls to enable the preparation of financial information. ASC No. 2016-02 will have a material impact on the Company’s consolidated balance sheet because of the capitalization of future fixed lease payments. ASU No. 2016-02 is not expected to have a material impact to the Company’s consolidated statement of operations or net cash provided by operating activities.

2. Revenue Recognition

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

2019 Form 10-K 77

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

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and flexible enterprise business agreements ("EBAs"), (2) renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license, and (3) consulting, training and other goods and services. The three categories are presented as line items on Autodesk's Consolidated Statements of Operations.

2019 Form 10-K 78

Information regarding the components of Autodesk's net revenue from contracts with customers by geographic location, product family, and sales channel is as follows:

	Fiscal Year ended January 31,
	2019	2018	2017
Net revenue by product family (1):
Architecture, Engineering and Construction	$1,021.6	$787.5	$810.4
Manufacturing	616.2	528.8	575.2
AutoCAD and AutoCAD LT	731.8	561.4	472.7
Media and Entertainment	182	152.1	138.8
Other	18.2	26.8	33.9
Total net revenue	$2,569.8	$2,056.6	$2,031.0

Net revenue by geographic area:
Americas
U.S.	$874.6	$740.4	$742.1
Other Americas	175.3	130.7	129.8
Total Americas	1,049.9	871.1	871.9
Europe, Middle East and Africa	1,034.3	815.4	800.4
Asia Pacific	485.6	370.1	358.7
Total net revenue	$2,569.8	$2,056.6	$2,031.0

Net revenue by sales channel:
Indirect	$1,830.8	$1,443.8	$1,468.9
Direct	739.0	612.8	562.1
Total net revenue	$2,569.8	$2,056.6	$2,031.0
____________________

(1)	Due to changes in the go-to-market offerings of our AutoCAD product subscription, prior period balances have been adjusted to conform to current period presentation.

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, or warranties or amounts payable to customers for which significant estimation or judgment is required as of the reporting date.

As of January 31, 2019, Autodesk had total billed and unbilled deferred revenue of $2.7 billion, which represents the total contract price allocated to undelivered performance obligations, which are generally recognized over the next three years. We expect to recognize $1.9 billion or 72% of this revenue during the next 12 months. We expect to recognize the remaining $0.8 billion or 28% of this revenue thereafter.

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of January 31, 2019. Deferred revenue relates to payments received in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

2019 Form 10-K 79

Revenue recognized during the fiscal year ended January 31, 2019, that was included in the deferred revenue balances at January 31, 2018, was $1.5 billion. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers, which may lead to an increase in our deferred revenue balance over time.

3.     Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2019 and 2018.

	January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$1.0	$—	$—	$1.0	$—	$1.0	$—
Commercial paper	87.9	—	—	87.9	—	87.9	—
Corporate debt securities	5.0	—	—	5.0	—	5.0	—
Custody cash deposit	0.8	—	—	0.8	0.8	—	—
Money market funds	281.4	—	—	281.4	281.4	—	—
Marketable securities:
Short-term available-for-sale
Other (2)	6.2	1.1	—	7.3	2.7	4.6	—
Short-term trading securities
Mutual funds	56.6	3.7	—	60.3	60.3	—	—
Convertible debt securities (3)	4.6	1.9	(2.1)	4.4	—	—	4.4
Derivative contract assets (4)	1.7	8.6	(1.8)	8.5	—	7.7	0.8
Derivative contract liabilities (5)	—	—	(7.4)	(7.4)	—	(7.4)	—
Total	$445.2	$15.3	$(11.3)	$449.2	$345.2	$98.8	$5.2
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Consists of corporate bonds, commercial paper, and common stock.

(3)	Considered “available for sale” and included in “Other assets” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

2019 Form 10-K 80

	January 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$5.0	$—	$—	$5.0	$5.0	$—	$—
Certificates of deposit	17.4	—	—	17.4	17.4	—	—
Commercial paper	324.2	—	—	324.2	—	324.2	—
Corporate debt securities	5.0	—	—	5.0	5.0	—	—
Custody cash deposit	5.2	—	—	5.2	5.2	—	—
Money market funds	278.8	—	—	278.8	—	278.8	—
Municipal bonds	5.0	—	—	5.0	5.0	—	—
Sovereign debt	2.0	—	—	2.0	—	2.0	—
U.S. government securities	—	—	—	—	—	—	—
Marketable securities:
Short-term available-for-sale
Agency bonds	—	—	—	—	—	—	—
Asset backed securities	13.1	—	—	13.1	—	13.1	—
Certificates of deposit	—	—	—	—	—	—	—
Commercial paper	27.5	—	—	27.5	—	27.5	—
Corporate debt securities	99.4	—	(0.1)	99.3	99.3	—	—
Municipal bonds	—	—	—	—	—	—	—
Sovereign debt	9.2	—	—	9.2	7.7	1.5	—
U.S. government securities	37.1	—	—	37.1	37.1	—	—
Short-term trading securities
Mutual funds	50.1	8.9	—	59.0	59.0	—	—
Long-term available-for-sale
Agency bonds	13.7	—	(0.1)	13.6	13.6	—	—
Asset backed securities	36.8	—	(0.2)	36.6	—	36.6	—
Corporate debt securities	100.2	0.1	(0.4)	99.9	99.9	—	—
Municipal bonds	12.7	—	(0.1)	12.6	12.6	—	—
Sovereign debt	2.8	—	—	2.8	—	2.8	—
U.S. government securities	25.5	—	(0.2)	25.3	25.3	—	—
Convertible debt securities (2)	7.5	0.5	(0.2)	7.8	—	—	7.8
Derivative contract assets (3)	2.0	7.5	(1.3)	8.2	—	7.2	1.0
Derivative contract liabilities (4)	—	—	(26.6)	(26.6)	—	(26.6)	—
Total	$1,080.2	$17.0	$(29.2)	$1,068.0	$392.1	$667.1	$8.8
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(3)	Included in “Prepaid expenses and other current assets,” "Other assets," or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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
2019 Form 10-K 81

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

Autodesk's cash equivalents, marketable securities, and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in convertible debt securities, and derivative contracts.

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal year ended January 31, 2019 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2018	$1.0	$7.8	$8.8
Settlements	—	(3.5)	(3.5)
(Losses) Gains included in earnings (1)	(0.2)	0.5	0.3
Losses included in OCI	—	(0.4)	(0.4)
Balances, January 31, 2019	$0.8	$4.4	$5.2

____________________

(1)	Included in “Interest and other expense, net” in the accompanying Consolidated Statements of Operations.

The following table summarizes the estimated fair value of Autodesk's “available-for-sale securities” classified by the contractual maturity date of the security:

	January 31, 2019
	Cost	Fair Value
Due within 1 year	$10.8	$11.7
Total	$10.8	$11.7

As of January 31, 2019 and 2018, Autodesk had no securities, individually and in the aggregate, in a continuous unrealized loss position for greater than twelve months.

The sales or redemptions of “available-for-sale securities” in fiscal 2019 and 2018 resulted in a loss of $1.3 million and $0.3 million, respectively, and a gain of $1.5 million in 2017. The loss and gains were recorded in "Interest and other expense, net" on the Company's Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for fiscal 2019 and fiscal 2018 were $531.0 million and $1.08 billion, respectively.

2019 Form 10-K 82

Non-marketable equity securities

As of January 31, 2019 and 2018, Autodesk had $111.6 million and $112.3 million, respectively, in direct investments in privately held companies. These non-marketable equity securities investments do not have readily determined fair value and with the adoption of ASU No. 2016-01 during the first quarter of fiscal 2019, Autodesk elected to use the measurement alternative to account for the adjustment of these investments in a given quarter. See "Note 1, "Business and Summary of Significant Accounting Policies" for more details of the adoption.

Under the measurement alternative method, these investments are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. To determine if a transaction is for a similar investment, Autodesk considers the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. The fair value would then be adjusted positively or negatively based on available information such as pricing in recent rounds of financing. During the fiscal year ended January 31, 2019, Autodesk recorded $6.2 million as a positive adjustment on certain of its privately held investments, reflected as a gain in "Interest and other income (expense), net" on the Company's Consolidated Statement of Operations.

Non-marketable equity securities investments are periodically assessed for impairment based on available information such as current cash positions, earnings and cash flow positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Autodesk does not intend to sell these investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the cost basis. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. During fiscal 2019, fiscal 2018 and fiscal 2017, Autodesk recorded $4.8 million, $15.5 million and $1.3 million, respectively, in impairments on its privately held investments, reflected as a loss in "Interest and other expense, net" on the Company's Consolidated Statements of Operations. Autodesk does not consider the remaining investments to be impaired at January 31, 2019.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates which exist as part of ongoing business operations. Autodesk's general practice is to hedge a portion of transaction exposures denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs Swedish krona, and Czech krona. These instruments have maturities between one and twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

The notional amounts of these contracts are presented net settled and were $803.5 million at January 31, 2019, and $619.9 million at January 31, 2018. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at

2019 Form 10-K 83

fair value. The majority of the net gain of $15.0 million remaining in “Accumulated other comprehensive loss” as of January 31, 2019, is expected to be recognized into earnings within the next twelve months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. These forward contracts are marked-to-market at the end of each month with gains and losses recognized as “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the revaluation and settlement of the underlying foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $579.8 million at January 31, 2019, and $329.6 million at January 31, 2018.

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

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2019, and January 31, 2018:

	Balance Sheet Location	Fair Value at
		January 31, 2019	January 31, 2018
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4.3	$6.2
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	4.2	2.0
Total derivative assets		$8.5	$8.2
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$3.3	$18.7
Derivatives not designated as hedging instruments	Other accrued liabilities	4.1	7.9
Total derivative liabilities		$7.4	$26.6

2019 Form 10-K 84

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2019, 2018, and 2017, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2019	2018	2017
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion)	$19.6	$(21.3)	$6.3
Amount and location of (loss) gain reclassified from accumulated other comprehensive loss into (loss) income (effective portion)
Net revenue	$(8.5)	$8.0	$9.2
Operating expenses	(3.6)	1.9	(1.8)
Total	$(12.1)	$9.9	$7.4
Amount and location of gain (loss) recognized in income (loss) on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$0.2	$(0.2)	$(0.3)

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2019, 2018, and 2017, respectively (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2019	2018	2017
Amount and location of loss recognized in loss (income) on derivatives
Interest and other expense, net	$6.6	$(19.1)	$(11.1)

4.     Employee and Director Stock Plans

Stock Plans

As of January 31, 2019, Autodesk maintained four active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (as amended, the “2012 Employee Plan”), which is available only to employees, the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors' Plan”), which is available only to non-employee directors, the PlanGrid 2012 Equity Incentive Plan ("PlanGrid 2012 Plan"), which is available to employees who held outstanding unvested options and restricted stock units that were assumed as part of our acquisition of PlanGrid, Inc. and the BuildingConnected, Inc. 2013 Stock Plan ("BuildingConnected 2013 Plan"), which is available to employees who held outstanding unvested options that were assumed as part of our acquisition of BuildingConnected, Inc. Additionally, there is one terminated plan with options outstanding.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. Since the 2012 Stock Plan was adopted by stockholders in January 2012, Autodesk has received stockholder approval to increase the number of shares subject to the plan by 36.1 million shares. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 57.3 million shares which includes 51.3 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2019, 45.0 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2019, 18.6 million shares were available for future issuance under the 2012 Employee Plan.

2019 Form 10-K 85

The 2012 Directors' Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units, and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2019, 0.9 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Outside Directors' Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors' Plan. The 2012 Directors' Plan will expire on June 30, 2022. At January 31, 2019, 0.8 million shares were available for future issuance under the 2012 Director's Plan.

Pursuant to the PlanGrid acquisition on December 19, 2018, the Company assumed the unvested options and restricted stock units under the PlanGrid 2012 Plan. No further equity awards will be granted under the PlanGrid 2012 Plan. As of January 31, 2019, 0.6 million shares subject to options remain outstanding under the PlanGrid 2012 Plan. Options that were granted under the PlanGrid 2012 Plan vest over a four year period and expire 10 years from the date of grant. The PlanGrid 2012 Plan will expire on June 18, 2022.

Pursuant to the BuildingConnected acquisition on January 23, 2019, the Company assumed the unvested options under the BuildingConnected 2013 Plan. No further equity awards will be granted under the BuildingConnected 2013 Plan. As of January 31, 2019, 0.1 million shares subject to options remain outstanding under the BuildingConnected 2013 Plan. Options that were granted under the BuildingConnected 2013 Plan vest over a four year period and expire 10 years from the date of grant. The BuildingConnected 2013 Plan will expire on May 6, 2023.

The following sections summarize activity under Autodesk’s stock plans.

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2019 is as follows:

	Number of Shares (in millions)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at January 31, 2018	0.2	$40.49
Assumed from acquisitions	0.7	20.82
Granted	—	—
Exercised	(0.1)	37.64
Canceled/Forfeited	—	—
Options vested, exercisable and outstanding at January 31, 2019	0.8	$23.95	7.7	$100.7
Options vested and exercisable at January 31, 2019	0.2	$37.10	2.6	$17.2
Options vested and exercisable as of January 31, 2019 and expected to vest thereafter	0.8	$23.95	7.7	$100.7
Shares available for grant at January 31, 2019	19.4

_______________

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $147.20 per share as of January 31, 2019.

As of January 31, 2019, compensation cost of $66.5 million related to non-vested stock options is expected to be recognized over a weighted average period of 2.8 years.

2019 Form 10-K 86

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted average grant date fair value per share of options granted during the fiscal years ended January 31, 2019, 2018, and 2017:

	Fiscal year ended January 31,
	2019	2018	2017
Pre-tax intrinsic value of options exercised (1)	$9.7	$22.8	$32.0
Weighted average grant date fair value per share of stock options assumed from acquisition	$110.40	$—	$—
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

The following table summarizes information about options vested and exercisable, and outstanding at January 31, 2019:

	Options Vested and Exercisable				Options Outstanding
	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value (in millions)	Number of Shares (in thousands)	Weighted average contractual life (in years)	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Range of per-share exercise prices:
$2.90 - $16.12	2.6		$9.51		122.7		$14.62
$19.32 - $20.65	5.4		20.03		85.7		20.19
$21.13 - $21.13	2.8		21.13		292.9		21.13
$21.32 - $21.32	11.7		21.32		85.1		21.32
$22.17 - $31.88	8.5		25.58		105.3		27.50
$32.58 - $33.92	4.0		33.82		4.0		33.82
$36.06 - $36.06	2.5		36.06		2.5		36.06
$36.44 - $36.44	5.2		36.44		5.2		36.44
$38.55 - $38.55	1.4		38.55		1.4		38.55
$41.62 - $41.62	112.3		41.62		112.3		41.62
	156.4	2.6	$37.10	$17.2	817.1	7.7	$23.95	$100.7

These options will expire if not exercised at specific dates ranging through October 2028.

Restricted Stock Units:

A summary of restricted stock activity for the fiscal year ended January 31, 2019 is as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2018	5,670.7	$82.94
Granted	2,250.7	144.37
Vested	(2,982.0)	76.30
Canceled/Forfeited	(681.9)	94.70
Performance Adjustment (1)	29.9	101.74
Unvested restricted stock at January 31, 2019	4,287.4	$120.07
_______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2018 performance period. The performance stock units were attained at rates ranging from 90.0% to 117.6% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2019, 2018, and 2017, the weighted average grant date fair values were $144.37, $106.55, and $65.95, respectively. The fair values of the shares vested during fiscal years ended January 31, 2019, 2018, and 2017 were $425.4 million, $399.7 million, and $232.2 million, respectively.

2019 Form 10-K 87

During the fiscal year ended January 31, 2019, Autodesk granted 2.1 million restricted stock units. Restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period. Autodesk recorded stock-based compensation expense related to restricted stock units of $189.3 million, $202.1 million, and $173.0 million during fiscal years ended January 31, 2019, 2018, and 2017, respectively. As of January 31, 2019, total compensation cost not yet recognized of $364.5 million related to non-vested awards is expected to be recognized over a weighted average period of 1.76 years. At January 31, 2019, the number of restricted stock units granted but unvested was 3.9 million.

During the fiscal year ended January 31, 2019, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on Annualized Recurring Revenue ("ARR") and free cash flow per share goals adopted by the Compensation and Human Resources Committee, as well as total stockholder return compared against companies in the S&P Computer Software Select Index or the S&P North American Technology Software Index ("Relative TSR"). These performance stock units vest over a three-year period and have the following vesting schedule:

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

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant-date fair value for these awards using the stock price on the date of grant or if the awards are subject to a market condition, a Monte Carlo simulation model. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $28.6 million, $33.7 million, and $22.9 million during fiscal years ended January 31, 2019, 2018, and 2017 respectively. As of January 31, 2019, total compensation cost not yet recognized of $5.6 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 0.81 years. At January 31, 2019, the number of performance stock units granted but unvested was 0.4 million.

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

At January 31, 2019, a total of 8.1 million shares were available for future issuance. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP does not have an expiration date.

A summary of the ESPP activity for the fiscal years ended January 31, 2019, 2018 and 2017 is as follows:

	Fiscal year ended January 31,
	2019	2018	2017
Issued shares	1.0	2.0	2.3
Average price of issued shares	$90.25	$39.03	$36.99
Weighted average grant date fair value of awards granted under the ESPP	$42.75	$32.41	$19.20

2019 Form 10-K 88

Autodesk recorded $27.2 million, $25.7 million, and $25.9 million of compensation expense associated with the ESPP in fiscal 2019, 2018, and 2017, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and awards granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2019:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise or vesting of outstanding options and awards (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	5.1	$23.95	27.6	(1)
Total	5.1	$23.95	27.6
____________________

(1)	Included in this amount are 8.1 million securities available for future issuance under Autodesk’s ESPP.

5.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2019	2018	2017
Federal:
Current	$(13.3)	$(0.8)	$1.6
Deferred	(6.7)	(19.3)	8.4
State:
Current	(1.8)	(0.3)	(1.9)
Deferred	0.1	2.2	1.3
Foreign:
Current	65.3	50.9	93.9
Deferred	(5.5)	(23.1)	(45.0)
	$38.1	$9.6	$58.3

Foreign pretax (loss) income was $181.4 million in fiscal 2019, $(76.2) million in fiscal 2018, and $(27.6) million in fiscal 2017.

2019 Form 10-K 89

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2019	2018	2017
Income tax provision (benefit) at U.S. Federal statutory rate	$(9.0)	$(188.4)	$(177.0)
State income tax benefit, net of the U.S. Federal benefit	(11.4)	(21.9)	(17.3)
Foreign income taxed at rates different from the U.S. statutory rate	117.8	(53.3)	22.3
U.S. valuation allowance	18.8	(82.5)	233.0
Transition tax	(16.0)	408.4	—
Increase in attributes due to ASU 2016-9 adoption	—	—	(119.4)
Change in valuation allowance from ASU 2016-9 adoption	—	—	119.4
Tax effect of non-deductible stock-based compensation	7.6	20.7	18.8
Stock compensation windfall / shortfall	(39.4)	(67.7)	(23.0)
Research and development tax credit benefit	(23.5)	(11.3)	(10.3)
Closure of income tax audits and changes in uncertain tax positions	(12.7)	1.2	8.2
Tax effect of officer compensation in excess of $1.0 million	5.0	2.2	2.2
Non-deductible expenses	1.5	2.1	2.0
Other	(0.6)	0.1	(0.6)
	$38.1	$9.6	$58.3

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2019	2018
Stock-based compensation	$25.9	$26.7
Research and development tax credit carryforwards	238.7	170.3
Foreign tax credit carryforwards	198.6	162.2
Accrued compensation and benefits	6.5	25.9
Other accruals not currently deductible for tax	19.0	22.9
Purchased technology and capitalized software	32.6	43.4
Fixed assets	15.0	16.5
Tax loss carryforwards	237.2	85.7
Deferred revenue	49.0	120.3
Other	28.4	32.4
Total deferred tax assets	850.9	706.3
Less: valuation allowance	(797.8)	(634.2)
Net deferred tax assets	53.1	72.1
Indefinite lived intangibles	(67.6)	(57.0)
Total deferred tax liabilities	(67.6)	(57.0)
Net deferred tax assets (liabilities)	$(14.5)	$15.1

Autodesk’s tax expense is primarily driven by tax expense in foreign locations, withholding taxes on payments made to the U.S. from foreign sources, and tax amortization on indefinite-lived intangibles offset by a tax benefit resulting from release of uncertain tax positions upon finalization of IRS examination and release of valuation allowance from acquired deferred tax liabilities.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses arising from the Company's business model transition as a significant piece of negative evidence. Consequently, Autodesk determined

2019 Form 10-K 90

that a valuation allowance was required on the accumulated U.S., Canada and Singapore tax attributes. In the current year, the U.S. created incremental deferred tax assets, primarily operating losses, foreign tax and R&D credits, Singapore generated operating losses and Canada generated R&D credits. These U.S. and Singapore deferred tax attributes have been offset by a full valuation allowance. The valuation allowance increased by $163.6 million in fiscal 2019 primarily due to the generation of deferred tax attributes. The valuation allowance decreased by $113.8 million, and increased $352.4 million in fiscal 2018, and 2017, respectively, primarily related to U.S. Tax Act reduction in rate in fiscal 2018 and U.S. and Canadian deferred tax attributes generated in fiscal 2017. As Autodesk continually strives to optimize the overall business model, tax planning strategies may become feasible and prudent allowing the Company to realize many of the deferred tax assets that are offset by a valuation allowance; therefore, Autodesk will continue to evaluate the ability to utilize the net deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

The Tax Act was signed into law on December 22, 2017 and provided broad and significant changes to the U.S. corporate income tax regime. In light of our fiscal year-end, the Tax Act reduced the statutory federal corporate rate from 35% to 33.81% for fiscal 2018 and to 21% for fiscal 2019 and forward. The Tax Act also, among many other provisions, imposed a one-time mandatory tax on accumulated earnings of foreign subsidiaries (commonly referred to as the "transition tax"), subjected the deemed intangible income of our foreign subsidiaries to current U.S. taxation (commonly referred to as "GILTI"), provided for a full dividends received deduction upon repatriation of untaxed earnings of our foreign subsidiaries, imposed a minimum taxation (without most tax credits) on modified taxable income, which is generally taxable income without deductions for payments to related foreign companies (commonly referred to as “BEAT”), modified the accelerated depreciation deduction rules, and made updates to the deductibility of certain expenses. We have completed our determination of the accounting implications of the Tax Act on our tax accruals.

We recorded a tax benefit of the Tax Act in our financial statements as of January 31, 2018 of approximately $32.3 million mainly driven by the corporate rate remeasurement of the indefinite-lived intangible deferred tax liability.

As of January 31, 2018, we estimated taxable income associated with offshore earnings of $831.5 million, and as of January 31, 2019, we adjusted the taxable income to $819.6 million to reflect the impact of Treasury Regulations issued in the fourth quarter of fiscal 2019. Transition tax related to adjustments in the offshore earnings resulted in no impact to the effective tax rate as it is primarily offset by net operating losses that are subject to a full valuation allowance. As a result of the transition tax, we recorded a deferred tax asset of approximately $45.1 million for foreign tax credits, which are also subject to a full valuation allowance.

We are subject to GILTI in fiscal 2019, primarily offset by current year operating losses, resulting in no impact to the effective tax rate.

We anticipate that the U.S. Department of Treasury and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

Realization of foreign non-current net deferred tax assets of $54.3 million is dependent upon the Company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and Autodesk then determines that it is not more likely than not to realize such deferred tax assets.

As of January 31, 2019, Autodesk had $531.4 million of cumulative federal tax loss carryforwards and $1,465.7 million of cumulative state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. In addition to U.S. federal and state tax loss carryforwards, Ireland, Netherlands, and Singapore jurisdictions incurred federal tax losses totaling $521.8 million, which may be available to reduce future income tax liabilities indefinitely. As discussed above, with the exception of our Irish losses, of $238.8 million, these cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized. The pre-fiscal 2019 federal tax loss carryforward will expire beginning fiscal 2021 through fiscal 2038. Federal losses generated in fiscal 2019 do not have an expiration pursuant to the Tax Act and are carried forward indefinitely. The state tax loss carryforward will expire beginning fiscal 2020 through fiscal 2040.

As of January 31, 2019, Autodesk had $164.9 million of cumulative federal research tax credit carryforwards, $68.8 million of cumulative California state research tax credit carryforwards, and $59.0 million of cumulative Canadian federal tax

2019 Form 10-K 91

credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal tax credit carryforwards will expire beginning fiscal 2021 through fiscal 2040, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2027 through fiscal 2040. Autodesk also has $242.4 million of cumulative foreign tax credit carryforwards, which may be available to reduce future U. S. tax liabilities. The foreign tax credit will expire beginning fiscal 2020 through fiscal 2030. As discussed above, these cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized.

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

As of January 31, 2019, the Company had $209.0 million of gross unrecognized tax benefits, of which $190.6 million would reduce our valuation allowance, if recognized. The remaining $18.4 million would impact the effective tax rate.

It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Gross unrecognized tax benefits at the beginning of the fiscal year	$337.6	$261.4	$254.3
Increases for tax positions of prior years	7.9	22.8	11.9
Decreases for tax positions of prior years	(146.3)	(22.5)	(4.1)
Increases for tax positions related to the current year	10.3	78.4	11.1
Decreases relating to settlements with taxing authorities	—	(0.8)	(10.8)
Reductions as a result of lapse of the statute of limitations	(0.5)	(1.7)	(1.0)
Gross unrecognized tax benefits at the end of the fiscal year	$209.0	$337.6	$261.4

It is the Company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $3.1 million, $2.8 million, and $2.5 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2019, 2018, and 2017, respectively. There was $0.3 million, $0.3 million, and $1.5 million of net expense for interest and penalties related to tax matters recorded through the consolidated statements of operations for the years ended January 31, 2019, 2018, and 2017, respectively.

Autodesk's U.S. and state income tax returns for fiscal year 2003 through fiscal year 2019 remain open to examination due to either net operating loss or credit carryforward. The Internal Revenue Service has examined the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015.  This audit was finalized on January 31, 2019 and impacts from the finalization of the audit were recorded in the January 31, 2019 financial statements. While it is possible that the Company's tax positions may be challenged, the Company believes its positions are consistent with the tax law, and the balance sheet reflects appropriate liabilities for uncertain federal tax positions for the years being examined.

Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2005 to 2019.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries is subject to reduced tax rates through fiscal 2019. In fiscal 2019, the Company incurred $11.4 million net benefit ($0.05 basic net income per share) from the tax status of these business arrangements, compared to zero benefit in fiscal 2018, and $27.1 million ($0.12 basic net income per share) in fiscal 2017.

2019 Form 10-K 92

6.     Acquisitions

During the fiscal years ended January 31, 2019, and January 31, 2018, Autodesk completed the business combinations described below. The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have been presented for acquisitions that were material to Autodesk's Consolidated Financial Statements. The adoption of ASU No. 2017-01 in the first quarter of fiscal 2019 did not impact the accounting for these acquisitions.

Fiscal 2019 Acquisitions

BuildingConnected, Inc.

On January 23, 2019, Autodesk acquired BuildingConnected, Inc. ("BuildingConnected"). BuildingConnected is a leading provider of construction bid-management software and this acquisition is expected to enable Autodesk to offer a more comprehensive construction workflow.

The acquisition-date fair value of the consideration transferred totaled $253.2 million, which consisted of $248.1 million of cash, and $5.1 million attributable to the fair value of equity awards related to pre-combination services. Under the terms of the merger agreement, Autodesk was obligated to replace BuilidingConnected's unvested options with 116,279 Autodesk options.

PlanGrid, Inc.

On December 19, 2018, Autodesk acquired PlanGrid, Inc. ("PlanGrid"). PlanGrid is a leading provider of construction productivity software and this acquisition is expected to enable Autodesk to offer a more comprehensive, cloud-based construction platform.

The acquisition-date fair value of the consideration transferred totaled $777.6 million, which consisted of $772.4 million of cash and $5.2 million attributed to the fair value of assumed PlanGrid equity awards for pre-combination services. Under the terms of the merger agreement, Autodesk was obligated to replace PlanGrid's unvested options and restricted stock awards with 602,051 Autodesk options and 41,069 Autodesk RSUs. Autodesk entered in to a term loan agreement in the aggregate principal amount of $500.0 million to fund a portion of the purchase. See Note 8, "Borrowing Arrangements" for more information.

Assemble Systems, Inc.

On July 3, 2018, Autodesk acquired Assemble Systems, Inc. ("Assemble Systems"). Assemble Systems is a provider of software solutions that enable construction professionals to influence, query and connect BIM data to key workflows across bid management, estimating, scheduling, site management and finance. Over time, Assemble Systems' software solution will be integrated with Autodesk's BIM 360 project management platform.

The acquisition-date fair value of the consideration transferred totaled $93.6 million, which consisted of $38.2 million of cash, $44.8 million of Autodesk common stock (340,769 shares) and ascribed a value of $10.6 million to Autodesk's existing equity interest in Assemble Systems.

Prior to the acquisition date, Autodesk accounted for its approximate 14% equity interest in Assemble Systems as a cost-method investment. The acquisition-date fair value of Autodesk's existing equity interest was $10.6 million and is included in the measurement of the consideration transferred. Autodesk recognized a gain of $4.6 million as a result of remeasuring its prior equity interest in Assemble Systems held before the business combination using a control premium to calculate a discount for lack of control. The gain is included in “Interest and other expense, net” in the Consolidated Statements of Operations.

Preliminary Purchase Price Allocation

For the Assemble Systems, PlanGrid, and BuildingConnected acquisitions that were accounted for as business combinations, Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded is primarily attributable to synergies expected to arise after the acquisition. There is no amount of goodwill that is deductible for U.S. income tax purposes.

2019 Form 10-K 93

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the fiscal year ended January 31, 2019:

	Assemble Systems (1)	PlanGrid	BuildingConnected	Total
Developed technologies	$4.4	$78.0	$12.5	$94.9
Customer relationships and other non-current intangible assets	12.0	98.0	26.9	136.9
Trade name	2.8	20.0	6.8	29.6
Goodwill	72.0	588.7	206.3	867.0
Deferred revenue (current and non-current)	(1.7)	(25.5)	(2.8)	(30.0)
Net tangible assets	4.1	18.4	3.5	26.0
Total	$93.6	$777.6	$253.2	$1,124.4
_______________

(1)
During Q4 of fiscal 2019, Autodesk recorded a measurement period adjustment related to the valuation of the deferred tax liability associated with the Assemble Systems acquisition. This adjustment increased goodwill and reduced net tangible assets by $0.1 million.

For the three business combinations in fiscal 2019, the determination of estimated fair values of certain assets and liabilities is derived from estimated fair value assessments and assumptions by Autodesk. For PlanGrid and BuildingConnected, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). For the three business combinations in fiscal 2019, the tax impact of the acquisition is also subject to change within the measurement period. Different estimates and assumptions could result in different valuations assigned to the individual assets acquired and liabilities assumed, and the resulting amount of goodwill.

Unaudited Pro Forma Results of Acquirees

Autodesk has included the financial results of each of the acquirees in the consolidated financial statements from the respective dates of acquisition; the revenues and the results of each of the acquirees, except for PlanGrid, have not been material both individually or in the aggregate to Autodesk's fiscal 2019 and 2018 results.

The following unaudited pro forma financial information summarizes the combined results of operations for Autodesk and PlanGrid, as though the companies were combined as of the beginning of Autodesk's fiscal year 2018. The unaudited pro forma financial information was as follows (in millions):

	Fiscal Year ended January 31,
	2019	2018
Total revenues	$2,632.6	$2,099.2
Pretax loss	(157.5)	(724.9)
Net loss	(200.1)	(734.5)

The pro forma financial information for all periods presented includes the business combination accounting effects from the acquisition of PlanGrid including amortization expense from acquired intangible assets, compensation expense, and the interest expense and debt issuance costs related to the term loan agreement. The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the business combinations and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2018.

The pro forma financial information for fiscal 2019 and 2018 combines the historical results of the Company, the adjusted historical results of PlanGrid for fiscal 2019 and 2018 considering the date the Company acquired PlanGrid and the effects of the pro forma adjustments described above.

2019 Form 10-K 94

Fiscal 2018 Acquisitions

During the fiscal year ended January 31, 2018, Autodesk did not complete any business combinations or technology acquisitions.

7.     Deferred Compensation

At January 31, 2019, Autodesk had marketable securities totaling $67.6 million, of which $60.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $60.3 million related to the deferred compensation liability at January 31, 2019, $5.0 million was classified as current and $55.3 million was classified as non-current liabilities. Of the $59.0 million related to the deferred compensation liability at January 31, 2018, $3.4 million was classified as current and $55.6 million was classified as non-current liabilities. The securities are recorded in the Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Long-Term Other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The commission costs are capitalized and included in "Prepaid expenses and other current assets" and "Other assets" on our Consolidated Balance Sheets. The deferred costs are then amortized over the period of benefit. Autodesk determined that sales commissions earned by internal sales personnel that are related to contract renewals are commensurate with sales commissions earned on the initial contracts, and we determined the period of benefit to be the term of the respective customer contract. Commissions paid to our reseller partners that are related to contract renewals are not commensurate with commissions earned on the initial contract, and we determined the estimated period of benefit by taking into consideration customer retention data, customer contracts, our technology and other factors. Deferred costs are periodically reviewed for impairment. Amortization expense is included in sales and marketing expenses in the Consolidated Statements of Operations.

The ending balance of assets recognized from costs to obtain a contract with a customer was $93.0 million as of January 31, 2019. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $108.8 million during the fiscal year ended January 31, 2019. Autodesk did not recognize any contract cost impairment losses during the fiscal year ended January 31, 2019.

8.     Borrowing Arrangements

On December 17, 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party therto and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement replaced and terminated Autodesk’s prior $400.0 million revolving credit facility. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk's ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 2.50:1.0 starting with the fiscal quarter ending January 31, 2019 and increasing to 3.00:1.0 starting with the fiscal quarter ending April 30, 2019, and (2) a maximum leverage ratio of 3.50:1.0 starting with the fiscal quarter ending July 31, 2019 and dropping to 3.00:1.0 in the fiscal quarter ending January 31, 2020. At January 31, 2019, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At January 31, 2019, Autodesk had no outstanding borrowings under the credit agreement.

On December 17, 2018, Autodesk also entered into a term loan agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for a delayed draw term loan facility in the aggregate principal amount of $500.0 million and was borrowed in full to consummate the PlanGrid acquisition in Note 6, "Acquisitions." The term loan bears interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin between 0.000% and 0.625%, depending on Autodesk's Public Debt Rating or (ii) a per annum rate equal to the

2019 Form 10-K 95

rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.875% and 1.625%, depending on Autodesk's Public Debt Rating. Based on Autodesk's current credit ratings the term loan bears interest at a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of 1.125% per annum. Interest under the term loan was 3.628% at January 31, 2019. The term loan agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The term loan agreement has the same financial covenants as those included in the credit agreement governing its revolving loan facility described above. The term loan will mature on December 2020 and will not be subject to amortization prior to the maturity date.

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt originally due December 15, 2017 and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101.0% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $474.3 million as of January 31, 2019.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% senior notes due June 15, 2020 and $300.0 million aggregate principal amount of 4.375% senior notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Senior Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to significant qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $754.2 million as of January 31, 2019.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% senior notes due December 15, 2017 ("$400.0 million 2012 Notes") and $350.0 million aggregate principal amount of 3.6% senior notes due December 15, 2022 ("$350.0 million 2012 Notes" and collectively with the $400.0 million 2012 Notes, the "2012 Notes"). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. On July 27, 2017, Autodesk redeemed in full the $400.0 million 2012 Notes. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. Autodesk did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the $350.0 million 2012 Notes was approximately $349.6 million as of January 31, 2019.

2019 Form 10-K 96

9.     Commitments and Contingencies

Lease commitments

Autodesk leases office space and computer equipment under non-cancellable operating lease agreements that expire at various dates through 2090. The leases generally provide that Autodesk pay taxes, insurance, and maintenance expenses related to the leased assets. Certain of these lease arrangements contain escalation clauses whereby monthly rent increases over time.

At January 31, 2019, the aggregate future minimum lease payments required were as follows:

2020	$76.2
2021	61.7
2022	53.6
2023	50.7
2024	41.4
Thereafter	127.0
410.6
Less: Sublease income	0.8
$409.8

Rent expense related to these operating leases recognized on a straight-line basis over the lease period, was as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Rent expense	$60.7	$55.9	$65.3

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2019, were approximately $82.7 million for periods through fiscal 2028. These purchase commitments primarily result from contracts entered into for the acquisition of IT infrastructure, marketing, and software development services, as well as commitments related to our investment agreements with limited liability partnership funds.

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of maintenance and subscription revenue and cost of license and other revenue on Autodesk’s Consolidated Statements of Operations, was $6.4 million in fiscal 2019, $15.3 million in fiscal 2018, and $16.2 million in fiscal 2017.

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

2019 Form 10-K 97

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, inquiries, investigations, and proceedings in the normal course of business including claims of alleged infringement of intellectual property rights, commercial, employment, tax, piracy prosecution, business practices, and other matters. Autodesk routinely reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, Autodesk records a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, Autodesk bases its loss accruals on the best information available at the time. As additional information becomes available, Autodesk reassesses its potential liability and may revise its estimates. In the Company's opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company's results of operations, cash flows, or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company's financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

10.     Stockholders' (Deficit) Equity

Preferred Stock

Under Autodesk’s Certificate of Incorporation, 2.0 million shares of preferred stock are authorized. At January 31, 2019, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired approximately 2.2 million shares in fiscal 2019 at an average repurchase price of $130.15 per share, 6.9 million shares in fiscal 2018 at an average repurchase price of $100.45 per share, and 9.7 million shares in fiscal 2017 at an average repurchase price of $64.73.

At January 31, 2019, 17.4 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

2019 Form 10-K 98

11.    Interest and Other Expense, net

Interest and other expense, net, consists of the following:

	Fiscal Year Ended January 31,
	2019	2018	2017
Interest and investment expense, net	$(52.1)	$(34.5)	$(29.7)
Gain (loss) on foreign currency	5.1	(3.3)	(3.3)
Gain (loss) on strategic investments	12.5	(16.4)	0.3
Other income	16.8	6.0	8.5
Interest and other expense, net	$(17.7)	$(48.2)	$(24.2)

12.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2017	$14.6	$1.5	$(33.8)	$(160.8)	$(178.5)
Other comprehensive (loss) income before reclassifications	(24.5)	(0.6)	4.3	86.3	65.5
Pre-tax losses (gains) reclassified from accumulated other comprehensive income	(9.9)	0.3	0.9	0.1	(8.6)
Tax effects	3.2	0.1	(0.7)	(4.8)	(2.2)
Net current period other comprehensive (loss) income	(31.2)	(0.2)	4.5	81.6	54.7
Balances, January 31, 2018	(16.6)	1.3	(29.3)	(79.2)	(123.8)
Other comprehensive income (loss) before reclassifications	20.6	0.7	14.7	(58.3)	(22.3)
Pre-tax gains reclassified from accumulated other comprehensive income	12.1	1.3	0.3	—	13.7
Tax effects	(1.1)	—	(2.0)	0.5	(2.6)
Net current period other comprehensive income (loss)	31.6	2.0	13.0	(57.8)	(11.2)
Balances, January 31, 2019	$15.0	$3.3	$(16.3)	$(137.0)	$(135.0)

Reclassifications related to gains and losses on available-for-sale debt securities are included in "Interest and other expense, net". Refer to Note 3, "Financial Instruments" for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in "Interest and other expense, net". Refer to Note 15, "Retirement Benefit Plans."

2019 Form 10-K 99

13.     Net Loss Per Share

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

	Fiscal Year Ended January 31,
	2019	2018	2017
Numerator:
Net loss	$(80.8)	$(566.9)	$(582.1)
Denominator:
Denominator for basic net loss per share—weighted average shares	218.9	219.5	222.7
Effect of dilutive securities (1)	—	—	—
Denominator for dilutive net loss per share	218.9	219.5	222.7
Basic net loss per share	$(0.37)	$(2.58)	$(2.61)
Diluted net loss per share	$(0.37)	$(2.58)	$(2.61)

____________________

(1)
The effect of dilutive securities of 3.1 million, 4.5 million, and 4.6 million shares for the fiscal years ended January 31, 2019, 2018, and 2017, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those fiscal years.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. The effect of 0.5 million, 0.5 million, and 0.1 million potentially anti-dilutive shares were excluded from the computation of net loss per share for the fiscal years ended January 31, 2019, 2018, and 2017, respectively.

14.     Segments

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

15.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 75% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $17.1 million in fiscal 2019, $17.3 million in fiscal 2018, and $16.4 million in fiscal 2017. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

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

2019 Form 10-K 100

Benefit Obligation and Plan Assets

The changes in the projected benefit obligations and plan assets for the plans described above were as follows:

	Fiscal year ended January 31,
	2019	2018
Beginning projected benefit obligation	$158.1	$146.4
Service cost	4.1	5.2
Interest cost	2.3	2.7
Actuarial (gain) loss	(4.3)	(2.8)
Benefits paid	(2.6)	(3.3)
Foreign currency exchange rate changes	(10.0)	13.9
Curtailments and settlements	(61.0)	(8.2)
Contributions by plan participants	5.0	4.0
Plan amendment	—	0.2
Ending projected benefit obligation	$91.6	$158.1

Beginning fair value of plan assets	$121.1	$107.4
Actual return on plan assets	1.4	3.8
Contributions paid by employer	5.9	6.5
Contributions paid by plan participants	5.0	4.0
Benefit payments	(2.6)	(3.3)
Curtailments and settlements	(42.3)	(8.0)
Foreign currency exchange rate changes	(7.7)	10.7
Ending fair value of plan assets	$80.8	$121.1
Funded status	$(10.8)	$(37.0)

The amounts recognized on the consolidated balance sheets at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2019	2018
Other long-term liabilities	$10.8	$37.0
Accumulated other comprehensive loss, before tax	16.3	31.7
Net amount recognized	$27.1	$68.7

On a worldwide basis, the Company's defined benefit pension plans were 88% funded as of January 31, 2019.

As of January 31, 2019, the aggregate accumulated benefit obligation was $85.1 million for the defined benefit pension plans compared to $139.5 million as of January 31, 2018. Included in the aggregate data in the following tables are the amounts applicable to the Company's defined benefit pension plans, with accumulated benefit obligations in excess of plan assets, as well as plans with projected benefit obligations in excess of plan assets. Amounts related to such plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2019	2018
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligations	$75.6	$130.7
Plan assets	70.0	112.1
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligations	$91.6	$158.1
Plan assets	80.8	121.1

2019 Form 10-K 101

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

Defined benefit pension plan assets measured at fair value on a recurring basis consisted of the following investment categories at the end of each period as follows:

	Fiscal Year Ended January 31,
	2019				2018
	Level 1	Level 2	Level 3	Total	Total
Insurance contracts	$—	$28.0	$—	$28.0	$53.0
Other investments	—	14.5	—	14.5	17.0
Total assets measured at fair value	$—	$42.5	$—	42.5	70.0
Cash				4.3	0.2
Investment Fund valued using net asset value				34.0	50.9
Total pension plan assets at fair value				$80.8	$121.1

The insurance contracts in the preceding table represent the immediate cash surrender value of assets managed by qualified insurance companies. Autodesk does not have control over the target allocation or visibility of the investment strategies of those investments. Insurance contracts and investments held by insurance companies made up 35% and 44% of total plan assets as of January 31, 2019 and January 31, 2018, respectively.

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

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2020	$2.4
2021	2.3
2022	2.3
2023	2.3
2024	2.3
2025-2029	13.9
Total	$25.5

Funding Expectations

Our expected required funding for the plans during fiscal 2020 is approximately $4.6 million.

2019 Form 10-K 102

Net Periodic Benefit Cost

The components of net periodic pension cost for the defined benefit pension plans for fiscal 2019, 2018, and 2017 are as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Service cost for benefits earned during the period	$4.1	$5.2	$5.6
Interest cost on projected benefit obligation (1)	2.3	2.7	3.0
Expected return on plan assets (1)	(3.2)	(3.9)	(4.2)
Amortization of prior service credit (1)	(0.2)	(0.3)	(0.3)
Amortization of loss (1)	0.5	1.2	1.5
Settlement loss (1)	4.3	1.9	1.2
Curtailment gain (1)	(10.9)	(0.1)	—
Net periodic (benefit) cost	$(3.1)	$6.7	$6.8

____________________

(1)	Included in Interest and other expense, net in Autodesk's fiscal 2019 Consolidated Statements of Operations as a result of the adoption of ASU No. 2017-07 in the first quarter of fiscal 2019.

Amounts Recorded in OCI

The components of other comprehensive income (loss) for the defined benefit pension plans before taxes for fiscal 2019, 2018, and 2017 are as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Prior service credit for period	$(0.1)	$0.2	$—
Net (gain) loss for period	(2.4)	(2.5)	7.2
Effect of settlement	(4.3)	(1.9)	(1.2)
Effect of curtailment	(7.9)	(0.2)	—
Amortization of prior service credit	0.2	0.3	0.3
Amortization of net loss	(0.5)	(1.2)	(1.5)
Other comprehensive (income) loss	$(15.0)	$(5.3)	$4.8

Amounts Recorded in Accumulated Other Comprehensive Loss

The amounts recorded in accumulated other comprehensive loss before taxes at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2019	2018
Net prior service credit	$(1.4)	$(3.1)
Net actuarial loss	17.7	34.8
Accumulated other comprehensive loss, before tax	$16.3	$31.7

Assumptions

Weighted average actuarial assumptions used to determine costs for the plans for each period were as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Discount rate	2.5%	2.4%	3.2%
Expected long-term rate of return on plan assets	3.3%	3.3%	4.3%
Rate of compensation increase	2.3%	2.3%	2.2%

The weighted-average expected long-term rate of return for the plan assets is 3.3%. The weighted-average expected long-term rate of return on plan assets is based on the interest rates guaranteed under the insurance contracts, and the expected rate of

2019 Form 10-K 103

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

Weighted average actuarial assumptions used to determine benefit obligations for the plans at the end of each period were as follows:

	Fiscal Year Ended January 31,
	2019	2018	2017
Discount rate	2.0%	1.8%	1.7%
Rate of compensation increase	2.7%	2.6%	2.6%

In selecting the appropriate discount rate for the plans, the Company uses country-specific information, adjusted to reflect the duration of the particular plan. The discount rate was based on highly rated long-term bond indexes and yield curves that match the duration of the plan’s benefit obligations.

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $29.6 million in fiscal 2019, $27.2 million in fiscal 2018, and $26.6 million in fiscal 2017.

Cash Balance Plans

Autodesk provides a cash balance plan that insures the risks of disability, death, and longevity, in which the vested pension capital is reinvested and provides a 100% capital and interest guarantee. The weighted-average guaranteed interest crediting rate for cash balance plans was 1.0%, 1.0%, and 1.3% for mandatory retirement savings and 0.3%, 0.3%, and 0.8% for supplementary retirement savings for fiscal 2019, 2018, and 2017, respectively.

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 7, “Deferred Compensation,” for further discussion.

16.     Restructuring and other exit costs, net

During the fourth quarter of fiscal year 2018, the Board of Directors approved a world-wide restructuring plan (“Fiscal 2018 Plan”) to support the Company's strategic priorities of completing the subscription transition, digitizing the Company, and re-imagining manufacturing, construction, and production. Through the restructuring, Autodesk seeks to reduce its investments in areas not aligned with its strategic priorities, including in areas related to research and development and go-to-market activities. At the same time, Autodesk plans to further invest in strategic priority areas related to digital infrastructure, customer success, and construction. By re-balancing resources to better align with the Company’s strategic priorities, Autodesk is positioning itself to meet its long-term goals. This world-wide restructuring plan included a reduction in force of approximately 11% of the Company’s workforce, or 1,027 employees, and the consolidation of certain leased facilities. By January 31, 2019, the personnel and facilities related actions included in this restructuring plan were substantially complete.

During Fiscal 2019, restructuring charges under the Fiscal 2018 Plan included $39.2 million in employee termination benefits and $3.2 million in lease termination and other exit costs.

2019 Form 10-K 104

The following tables set forth the restructuring charges and other facility exit costs, net during the fiscal years ended January 31, 2019 and 2018:

	Balances, January 31, 2018	Additions	Payments	Adjustments (1)	Balances, January 31, 2019
Fiscal 2018 Plan
Employee terminations costs	$53.0	$39.2	$(89.7)	$(0.5)	$2.0
Facility terminations and other exit costs	2.5	3.2	(5.7)	0.1	0.1
Total	$55.5	$42.4	$(95.4)	$(0.4)	$2.1
Current portion (2)	$55.5				$2.1
Total	$55.5				$2.1
____________________

(1)	Adjustments primarily relate to the impact of foreign exchange rate changes, settlement of lease contracts, and certain write offs related to fixed assets.

(2)	The current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities.” There was no non-current portion as of January 31, 2019.

	Balances, January 31, 2017	Additions	Payments	Adjustments (1)	Balances, January 31, 2018
Fiscal 2018 Plan
Employee terminations costs	$—	$87.3	$(35.1)	$0.8	$53.0
Facility terminations and other exit costs	—	6.3	(1.3)	(2.5)	2.5
Fiscal 2017 Plan
Employee termination costs	1.1	0.1	(1.5)	0.3	—
Facility terminations and other exit costs	1.9	0.1	(1.5)	(0.3)	0.2
Other facility termination costs
Facility termination costs	4.5	0.3	(3.0)	(0.3)	1.5
Total	$7.5	$94.1	$(42.4)	$(2.0)	$57.2
Current portion (2)	$5.9				$57.2
Non-current portion (2)	1.6				—
Total	$7.5				$57.2
_______________

(1)	Adjustments primarily relate to the accelerated depreciation of fixed assets and the impact of foreign exchange rate changes.

(2)	The current and non-current portions of the reserve are recorded in the Consolidated Balance Sheets under “Other accrued liabilities” and “Other liabilities,” respectively.

2019 Form 10-K 105

17.     Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal year 2019 and 2018 is as follows:

2019	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue (1)	$559.9	$611.7	$660.9	$737.3	$2,569.8
Gross profit (1)	493.1	541.9	588.6	660.3	2,283.9
(Loss) Income from operations (1)	(55.3)	(24.7)	14.7	40.3	(25.0)
Provision for income taxes	(18.6)	(16.0)	(35.2)	31.7	(38.1)
Net (loss) income (1)	(82.4)	(39.4)	(23.7)	64.7	(80.8)
Basic net (loss) income per share (1) (2)	$(0.38)	$(0.18)	$(0.11)	$0.30	$(0.37)
Diluted net (loss) income per share (1) (2)	$(0.38)	$(0.18)	$(0.11)	$0.29	$(0.37)
(Loss) Income from operations includes the following items:
Stock-based compensation expense	$54.4	$56.9	$64.2	$74.0	$249.5
Amortization of acquisition related intangibles	7.4	7.2	7.8	11.1	33.5
CEO transition costs	—	(0.1)	—	—	(0.1)
Acquisition related costs	—	2.5	1.8	11.9	16.2
Restructuring and other exit costs, net	$22.5	$13.8	$3.7	$1.9	$41.9

2018	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$485.7	$501.8	$515.3	$553.8	$2,056.6
Gross profit	407.5	427.2	437.8	480.7	1,753.2
Loss from operations	(119.6)	(107.6)	(100.0)	(181.9)	(509.1)
(Provision) Benefit for income taxes	(8.2)	(17.6)	(8.6)	24.8	(9.6)
Net loss	(129.6)	(144.0)	(119.8)	(173.5)	(566.9)
Basic net loss per share (2)	$(0.59)	$(0.66)	$(0.55)	$(0.79)	$(2.58)
Diluted net loss per share (2)	$(0.59)	$(0.66)	$(0.55)	$(0.79)	$(2.58)
Loss from operations includes the following items:
Stock-based compensation expense	$59.0	$58.8	$65.1	$62.1	$245.0
Amortization of acquisition related intangibles	10.4	8.9	8.7	8.6	36.6
CEO transition costs	11.0	10.6	—	(0.2)	21.4
Restructuring and other exit costs, net	$(0.3)	$0.5	$—	$93.9	$94.1

____________________

(1)
Reflects the impact of the adoption of new accounting standards in fiscal year 2019 related to revenue recognition. See Note 1, "Business and Summary of Significant Accounting Policies, Accounting Standards Adopted", of our consolidated financial statements for additional information.

(2)
Net (loss) income per share were computed independently for each of the periods presented; therefore the sum of the net (loss) income per share amount for the quarters may not equal the total for the fiscal year.

18.     Subsequent Events

In February 2019 and March 2019, Autodesk repaid $75.0 million and $50.0 million, respectively for a total payment of $125.0 million on the $500.0 million Term Loan Agreement entered into in December 2018 in connection with the consummation of the PlanGrid acquisition described in Note 6, "Acquisitions." See Note 8,"Borrowing Arrangements" for more details on the Term Loan Agreement. Autodesk did not incur any early termination penalties in connection with such repayment.

2019 Form 10-K 106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. (the Company) as of January 31, 2019, and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019, and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue from contracts with customers and recognizing costs related to obtaining a customer contract in the year ended January 31, 2019 due to the adoption of ASU No. 2014‑09, Revenue from Contracts with Customers.
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
March 25, 2019

2019 Form 10-K 107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autodesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of January 31, 2019, and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 25, 2019 expressed an unqualified opinion thereon.

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
March 25, 2019

2019 Form 10-K 108

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission ("SEC"), and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2019.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Our management has concluded that, as of January 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

2019 Form 10-K 109

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of March 25, 2019, regarding our executive officers.

Name	Age	Position
Andrew Anagnost	54	President and Chief Executive Officer
R. Scott Herren	57	SVP and Chief Financial Officer
Steve M. Blum	54	SVP, Worldwide Field Operations
Pascal W. Di Fronzo	54	SVP, Corporate Affairs, Chief Legal Officer & Secretary
Carmel Galvin	50	SVP, People and Places and Chief Human Resources Officer

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

Pascal W. Di Fronzo joined Autodesk in June 1998 and has served as Senior Vice President, Corporate Affairs, Chief Legal Officer & Secretary since December 2016. Mr. Di Fronzo served as Senior Vice President, General Counsel and Secretary from March 2007 to December 2016. From March 2006 to March 2007, Mr. Di Fronzo served as Vice President, General Counsel and Secretary, and served as Vice President, Assistant General Counsel and Assistant Secretary from March 2005 through March 2006. Previously, Mr. Di Fronzo served in other business and legal capacities in our Legal Department.

2019 Form 10-K 110

Prior to joining Autodesk, he advised high technology and emerging growth companies on business and intellectual property transactions and litigation while in private practice.

Carmel Galvin joined Autodesk in March 2018 and serves as Senior Vice President, People and Places and Chief Human Resources Officer (“CHRO”). Prior to joining Autodesk, from April 2016 to February 2018, Ms. Galvin was the Senior Vice President, CHRO for Glassdoor, Inc. where she led all people functions of the company, including human resources planning, learning and development, talent acquisition, employee relations and engagement. From October 2014 to April 2016, Ms. Galvin served as Senior Vice President and CHRO at Advent Software, Inc., where she oversaw the company’s global people strategies and programs. Prior to Advent, she served as Vice President of Talent & Culture Development for Deloitte’s new-venture accelerator, advising a growing portfolio of innovative companies on how to scale and adjust their culture and talent programs. Prior to Deloitte, Ms. Galvin gained 20 years of human resources experience at global companies including Moody’s KMV, Barra Inc., Visa International and IBM (Ireland) Ltd.

There is no family relationship among any of our directors or executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Corporate Governance" and “Executive Compensation” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Independence of the Board of Directors” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal Two—Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

2019 Form 10-K 111

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report:

1.
Financial Statements: The information concerning Autodesk’s financial statements, and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.
Financial Statement Schedule:    The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2019, 2018, and 2017, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

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

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2019
Partner Program reserves (1)	36.5	294.7	279.5	51.7
Restructuring and other facility exit costs	57.2	41.9	97.0	2.1
Fiscal Year Ended January 31, 2018
Partner Program reserves (1)	28.1	224.3	215.9	36.5
Restructuring and other facility exit costs	8.4	94.1	45.3	57.2
Fiscal Year Ended January 31, 2017
Partner Program reserves (1)	45.2	240.3	257.4	28.1
Restructuring and other facility exit costs	1.3	77.8	70.7	8.4
 ____________________

(1)	The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

ITEM 16	FORM 10-K SUMMARY

None.

2019 Form 10-K 112

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
President and Chief Executive Officer
Dated:	March 25, 2019

2019 Form 10-K 113

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 25, 2019.

Signature	Title
/s/ ANDREW ANAGNOST	President and Chief Executive Officer, Director (Principal Executive Officer)
Andrew Anagnost

/s/ R. SCOTT HERREN	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
R. Scott Herren

/s/ STACY J. SMITH	Director (Non-executive Chairman of the Board)
Stacy J. Smith

/s/ CRAWFORD W. BEVERIDGE	Director
Crawford W. Beveridge

/s/ KAREN BLASING	Director
Karen Blasing

/s/ REID FRENCH	Director
Reid French

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

Director
Blake J. Irving

/s/ STEPHEN D. MILLIGAN	Director
Stephen D. Milligan

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

2019 Form 10-K 114

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 15, 2018)

4.1
Indenture dated December 13, 2012, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.2
First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.3
Second Supplemental Indenture (including Form of Notes) dated June 5, 2015, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2015)

4.4
Third Supplemental Indenture (including Form of Notes) dated June 8, 2017, by and between the Registrant and U.S. Bank National Association. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2017)

10.1*	Description of Registrant's Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 26, 2018)

10.2*
Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of June 12, 2018 (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on August 30, 2018)

10.3*
Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Subscription Agreement, as amended and restated (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q filed on August 30, 2016)

10.4*
Registrant's 2012 Employee Stock Plan, as amended and restated effective as of June 12, 2018 (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 30, 2018)

10.5*
Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated (incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 30, 2016)

10.6*
Registrant's 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated (incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q filed on August 30, 2016)

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

2019 Form 10-K 115

Exhibit No.	Description
10.9*	PlanGrid, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 filed on December 21, 2018)

10.10*	Amended and Restated BuildingConnected, Inc. 2013 Stock Plan (incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 filed on January 24, 2019)

10.11*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.18 filed with the Registrant’s Annual Report on Form 10-K filed on March 21, 2017)

10.12*
Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.13*	Registrant’s Executive Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.23 filed with the Registrant’s Annual Report on Form 10-K filed on March 23, 2016)

10.14*
Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 8, 2009)

10.15*
Participants, target awards and payout formulas for fiscal year 2019 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 26, 2018)

10.16*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 21, 2016)

10.17*	Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (filed herewith)

10.18*
Form of Indemnification Agreement executed by the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.19*
Employment Agreement, dated as of June 19, 2017, by and between the Registrant and Andrew Anagnost (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 19, 2017)

10.20*	Registrant’s Severance Plan dated August 27, 2018 (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on August 30, 2018)

10.21*	Registrant's 2012 Employee Stock Plan Form of Retirement Restricted Stock Unit Agreement, as amended and restated (filed herewith)

10.22
Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.23
Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10-K filed on March 19, 2010)

10.24
Amended and Restated Credit Agreement, dated December 17, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on December 20, 2018)

10.25
Term Loan Agreement, dated December 17, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on December 20, 2018)

10.26
Agreement and Plan of Merger, dated as of November 20, 2018, by and among the Registrant, Araujo Acquisition Corp., PlanGrid, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 filed with the Registrant’s Current Report on Form 8-K filed on November 20, 2018)

2019 Form 10-K 116

Exhibit No.	Description

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
 ____________________

*	Denotes a management contract or compensatory plan or arrangement.

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

2019 Form 10-K 117