Form 10-Q
period 2019-04-30
AUTODESK INC
filed 2019-06-04
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-14338

AUTODESK, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2819853
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification No.)

111 McInnis Parkway, San Rafael, California	94903
(Address of principal executive offices)	(Zip Code)
(415) 507-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ADSK	The Nasdaq Global Select Market

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
As of May 29, 2019, registrant had outstanding 219,619,580 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2019	2018
Net revenue:
Subscription	$595.8	$350.4
Maintenance	112.0	181.2
Total subscription and maintenance revenue	707.8	531.6
Other	27.7	28.3
Total net revenue	735.5	559.9
Cost of revenue:
Cost of subscription and maintenance revenue	59.7	50.4
Cost of other revenue	13.8	12.8
Amortization of developed technology	9.2	3.6
Total cost of revenue	82.7	66.8
Gross profit	652.8	493.1
Operating expenses:
Marketing and sales	313.3	276.4
Research and development	205.6	172.8
General and administrative	99.1	72.9
Amortization of purchased intangibles	9.8	3.8
Restructuring and other exit costs, net	0.2	22.5
Total operating expenses	628.0	548.4
Income (loss) from operations	24.8	(55.3)
Interest and other expense, net	(16.2)	(8.5)
Income (loss) before income taxes	8.6	(63.8)
Provision for income taxes	(32.8)	(18.6)
Net loss	$(24.2)	$(82.4)
Basic net loss per share	$(0.11)	$(0.38)
Diluted net loss per share	$(0.11)	$(0.38)
Weighted average shares used in computing basic net loss per share	219.6	218.6
Weighted average shares used in computing diluted net loss per share	219.6	218.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2019	2018
Net loss	$(24.2)	$(82.4)
Other comprehensive loss, net of reclassifications:
Net gain on derivative instruments (net of tax effect of ($0.3) and ($0.7), respectively)	3.3	6.0
Change in net unrealized gain on available-for-sale debt securities (net of tax effect of ($0.4) and $0.1, respectively)	1.1	0.6
Change in defined benefit pension items (net of tax effect of $0.1 and ($1.4), respectively)	(0.6)	7.7
Net change in cumulative foreign currency translation loss (net of tax effect of $0.4 and $0.3, respectively)	(10.4)	(24.3)
Total other comprehensive loss	(6.6)	(10.0)
Total comprehensive loss	$(30.8)	$(92.4)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$883.2	$886.0
Marketable securities	88.9	67.6
Accounts receivable, net	268.1	474.3
Prepaid expenses and other current assets	182.1	192.1
Total current assets	1,422.3	1,620.0
Computer equipment, software, furniture and leasehold improvements, net	152.6	149.7
Operating lease right-of-use assets	309.9	—
Developed technologies, net	96.3	105.6
Goodwill	2,446.2	2,450.8
Deferred income taxes, net	54.4	65.3
Other assets	326.8	337.8
Total assets	$4,808.5	$4,729.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$98.0	$101.6
Accrued compensation	161.8	280.8
Accrued income taxes	6.5	13.2
Deferred revenue	1,777.5	1,763.3
Operating lease liabilities	59.2	—
Other accrued liabilities	117.7	142.3
Total current liabilities	2,220.7	2,301.2
Long-term deferred revenue	376.0	328.1
Long-term operating lease liabilities	265.6	—
Long-term income taxes payable	18.4	21.5
Long-term deferred income taxes	93.9	79.8
Long-term notes payable, net	1,963.3	2,087.7
Other liabilities	115.9	121.8
Stockholders’ deficit:
Common stock and additional paid-in capital	2,123.1	2,071.5
Accumulated other comprehensive loss	(141.6)	(135.0)
Accumulated deficit	(2,226.8)	(2,147.4)
Total stockholders’ deficit	(245.3)	(210.9)
Total liabilities and stockholders' deficit	$4,808.5	$4,729.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2019	2018
Operating activities:
Net loss	$(24.2)	$(82.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	32.7	24.1
Stock-based compensation expense	75.2	54.4
Deferred income taxes	24.4	13.3
Restructuring and other exit costs, net	0.2	22.5
Other operating activities	15.3	10.5
Changes in operating assets and liabilities
Accounts receivable	206.2	231.4
Prepaid expenses and other current assets	11.4	(1.4)
Accounts payable and accrued liabilities	(172.6)	(227.7)
Deferred revenue	62.2	(58.5)
Accrued income taxes	(9.6)	(3.1)
Net cash provided by (used in) operating activities	221.2	(16.9)
Investing activities:
Purchases of marketable securities	(19.8)	(9.9)
Sales of marketable securities	4.6	6.2
Maturities of marketable securities	—	68.6
Capital expenditures	(14.7)	(16.7)
Other investing activities	0.7	(0.6)
Net cash (used in) provided by investing activities	(29.2)	47.6
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	46.9	49.1
Taxes paid related to net share settlement of equity awards	(25.8)	(38.8)
Repurchases of common stock	(88.5)	(22.0)
Repayment of debt	(125.0)	—
Net cash used in financing activities	(192.4)	(11.7)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(4.0)
Net (decrease) increase in cash and cash equivalents	(2.8)	15.0
Cash and cash equivalents at beginning of period	886.0	1,078.0
Cash and cash equivalents at end of period	$883.2	$1,093.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2019, and for the three months ended April 30, 2019 and 2018, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2019 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2020, or for any other period. Further, the balance sheet as of January 31, 2019 has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed on March 25, 2019.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2019, that are applicable to the Company.

Accounting standards adopted

Autodesk adopted ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" on February 1, 2019. The amendment helps simplify certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. For cash flow and net investment hedges as of the adoption date, the guidance required a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. The transition impact was immaterial and no substantive changes were made to Autodesk’s current processes, accounting, or disclosures for cash flow hedges.

Autodesk adopted ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” on February 1, 2019.  The amendment allows entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the U.S. Tax Cuts and Jobs Act (the "Tax Act") to retained earnings. Upon adoption, the amount reclassified from other comprehensive loss to stockholders' deficit was not material.

Leases

In February 2016, FASB issued ASU No. 2016-02, Leases (ASC Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The new standard requires entities to reflect the net present value of all future fixed lease payments for both operating and finance leases on the balance sheet. It also requires entities to disclose fixed and variable lease payments separately and by lease type (operating vs. finance leases). In addition, FASB issued ASU No. 2018-10 and 2018-11 in July 2018 and ASU No. 2018-20 in December 2018 to help provide accommodations and interpretive clarifications on various issues raised by stakeholders. ASU No. 2018-10 clarifies ambiguous or potentially conflicting guidance in ASU No. 2016-02. ASU No. 2018-11 provides an additional transition option to apply ASU No. 2016-02 upon adoption of the new standard.

Adoption and policy elections

Autodesk adopted ASU No. 2016-02 as of February 1, 2019, using the modified retrospective method permitted under ASU No. 2018-11 for all existing leases which does not include retrospectively adjusting prior periods presented in the financial statements. Under ASU No. 2016-02, as the lessee, Autodesk recognized a right-of-use ("ROU") asset and offsetting lease liability for leases that existed on adoption. The asset and liability were measured at present value of all future fixed lease payments, discounted using the Company’s incremental borrowing rate. Autodesk has elected to opt for the practical expedients: to not reassess whether any existing contracts are leases or contain a lease; to not reassess the lease classification of existing leases; and to not reassess initial direct costs for existing leases. Autodesk has elected to combine lease and non-lease components for new leases post adoption for all lease assets.

Autodesk determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities”, and “Long-term operating lease liabilities” in the Condensed Consolidated Balance Sheets.

Operating lease ROU assets represent Autodesk’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, Autodesk uses its incremental borrowing rate, adjusted for local country-specific borrowing rates as applicable, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets include any adjustments for prepayments and any lease incentives. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Autodesk has lease agreements with lease and non-lease components. Autodesk accounts for the lease and non-lease components as a single lease component.

Quantitative effect of ASC Topic 842 adoption

Under the modified retrospective method, Autodesk recorded $(0.7) million to the opening balance of "Accumulated deficit" as of February 1, 2019. The comparative information has not been adjusted and continues to be reported as under previous accounting guidance. The adoption of ASU No. 2016-02 did not have a material impact to the Company’s condensed consolidated statement of operations or net cash provided by operating activities as of February 1, 2019.

The following table shows line items that were materially impacted by the adoption of ASC Topic 842 on February 1, 2019 on Autodesk’s Condensed Consolidated Balance Sheet:

	As reported January 31, 2019	Impact from the adoption (1)	As adjusted
ASSETS
Prepaid expenses and other current assets	$192.1	$(5.9)	$186.2
Total current assets	1,620.0	(5.9)	1,614.1
Operating lease right-of-use assets	—	283.4	283.4
Total assets	4,729.2	277.5	5,006.7
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other accrued liabilities	142.3	(4.9)	137.4
Operating lease liabilities	—	54.1	54.1
Long-term operating lease liabilities	—	245.9	245.9
Other liabilities	121.8	(16.9)	104.9
Accumulated deficit	(2,147.4)	(0.7)	(2,148.1)
____________________

(1)	Adoption of ASC Topic 842 did not have any other material impacts on Autodesk's condensed consolidated financial statements.

See Note 13, "Leases" for disclosures under ASC Topic 842.

Recently issued accounting standards not yet adopted

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

3. Revenue Recognition

Revenue Recognition

Autodesk’s revenue is divided into three categories: subscription revenue, maintenance revenue, and other revenue. Revenue is recognized when control for these offerings is transferred to our customers and in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

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

When an arrangement includes multiple performance obligations, which are concurrently delivered and have the same pattern of transfer to the customer (the services transfer to the customer over the contract period), we account for those performance obligations as a single performance obligation.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by geographic location, product family, and sales channel is as follows:

	Three months ended April 30,
	2019	2018
Net revenue by product family:
Architecture, Engineering and Construction	$304.3	$221.8
AutoCAD and AutoCAD LT	213.2	155.6
Manufacturing	167.5	135.4
Media and Entertainment	45.5	41.8
Other	5.0	5.3
Total net revenue	$735.5	$559.9

Net revenue by geographic area:
Americas
U.S.	$249.1	$195.9
Other Americas	46.7	37.6
Total Americas	295.8	233.5
Europe, Middle East and Africa	297.2	220.9
Asia Pacific	142.5	105.5
Total net revenue	$735.5	$559.9

Net revenue by sales channel:
Indirect	$516.4	$398.3
Direct	219.1	161.6
Total net revenue	$735.5	$559.9

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

As of April 30, 2019, Autodesk had total billed and unbilled deferred revenue of $2.74 billion, which represents the total contract price allocated to undelivered performance obligations, which are generally recognized over the next three years. We expect to recognize $2 billion or 73% of this revenue during the next 12 months. We expect to recognize the remaining $744.5 million or 27% of this revenue thereafter.

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of April 30, 2019. Deferred revenue relates to payments received in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended April 30, 2019, that was included in the deferred revenue balances at January 31, 2019, was $643.4 million. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers, which may lead to an increase in our deferred revenue balance over time.

4. Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $650.0 million line of credit facility as well as our Term Loan Agreement. See Note 12, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion.

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 35% of Autodesk’s total net revenue for the three months ended April 30, 2019, and 34% for the three months ended April 30, 2018. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 31% and 29% of trade accounts receivable at April 30, 2019, and January 31, 2019, respectively. During both the three months ended April 30, 2019 and 2018, Ingram Micro Inc. ("Ingram Micro") accounted for 10% of Autodesk's total net revenue. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2019, and January 31, 2019:

	April 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Commercial paper	$57.2	$—	$—	$57.2	$—	$57.2	$—
Money market funds	310.2	—	—	310.2	310.2	—	—
Other (2)	2.0	—	—	2.0	1.0	1.0	—
Marketable securities:
Short-term
Commercial paper	19.9	—	—	19.9	—	19.9	—
Common stock	2.6	0.1	—	2.7	2.7	—	—
Short-term trading securities
Mutual funds	59.2	7.1	—	66.3	66.3	—	—
Convertible debt securities (3)	1.1	0.4	—	1.5	—	—	1.5
Derivative contract assets (4)	2.2	9.5	(2.0)	9.7	—	9.1	0.6
Derivative contract liabilities (5)	—	—	(5.4)	(5.4)	—	(5.4)	—
Total	$454.4	$17.1	$(7.4)	$464.1	$380.2	$81.8	$2.1
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of custody cash deposits and certificates of deposit.

(3)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$1.0	$—	$—	$1.0	$—	$1.0	$—
Commercial paper	87.9	—	—	87.9	—	87.9	—
Corporate debt securities	5.0	—	—	5.0	—	5.0	—
Custody cash deposit	0.8	—	—	0.8	0.8	—	—
Money market funds	281.4	—	—	281.4	281.4	—	—
Marketable securities:
Short-term
Other (2)	6.2	1.1	—	7.3	2.7	4.6	—
Short-term trading securities
Mutual funds	56.6	3.7	—	60.3	60.3	—	—
Long-term
Convertible debt securities (3)	4.6	1.9	(2.1)	4.4	—	—	4.4
Derivative contract assets (4)	1.7	8.6	(1.8)	8.5	—	7.7	0.8
Derivative contract liabilities (5)	—	—	(7.4)	(7.4)	—	(7.4)	—
Total	$445.2	$15.3	$(11.3)	$449.2	$345.2	$98.8	$5.2
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of corporate bonds, commercial paper, and common stock.

(3)	Considered "available for sale" and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Generally, marketable securities with remaining maturities of up to 12 months are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities prior to their stated maturities for strategic purposes or in anticipation of credit deterioration.

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has elected to use the income approach to value derivatives using the observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Mid-market pricing is used as a practical expedient and when required, rates are interpolated from commonly quoted intervals published by market sources.

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and (Level 3) unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions. When determining fair value, Autodesk uses observable market data and relies on unobservable inputs only when observable market data is not available. Key inputs for currency derivatives are spot rates, forward rates, interest rates, volatility, and credit default rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date. Autodesk reviews for any potential changes on a quarterly basis, in conjunction with our fiscal quarter-end close. It is Autodesk's assessment that the leveling best reflects current market activity when observing the pricing information for these assets.

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities and derivatives are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of investments held in convertible debt securities and derivative contracts.

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2019, was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2019	$0.8	$4.4	$5.2
Impairments	—	(1.0)	(1.0)
Settlements	—	(2.0)	(2.0)
Loss included in earnings (1)	(0.2)	(0.3)	(0.5)
Gain included in OCI	—	0.4	0.4
Balances, April 30, 2019	$0.6	$1.5	$2.1

____________________
(1) Included in "Interest and other expense, net" in the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the estimated fair value of Autodesk's "available-for-sale securities" classified by the contractual maturity date of the security:

	April 30, 2019
	Cost	Fair Value
Due within 1 year	$25.3	$24.1
Total	$25.3	$24.1

As of April 30, 2019, and January 31, 2019, Autodesk had no material unrealized losses, individually and in the aggregate, for securities that are in a continuous unrealized loss position for greater than twelve months.

There was no gain or loss for the sales or redemptions of securities during the three months ended April 30, 2019, and April 30, 2018. Gains and losses resulting from the sale or redemption of securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the three months ended April 30, 2019 and 2018, were $4.6 million and $74.8 million, respectively.

Non-marketable equity securities

As of April 30, 2019, and January 31, 2019, Autodesk had $109.8 million and $111.6 million in direct investments in privately held companies. These non-marketable equity security investments do not have readily determined fair values and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter.

Under the measurement alternative method, these investments are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. To determine if a transaction is deemed a similar investment, Autodesk considers the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. The fair value would then be adjusted positively or negatively based on available information such as pricing in recent rounds of financing. During the three months ended April 30, 2019, and April 30, 2018, respectively, Autodesk recorded $0.5 million and $4.6 million as an upward adjustment on certain of its privately held investments, reflected as a gain in "Interest and other expense, net" on the Company's Condensed Consolidated Statement of Operations.

Non-marketable equity securities investments are periodically assessed for impairment based on available information such as current cash positions, earnings and cash flow positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Autodesk does not intend to sell these investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the cost basis. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. During the three months ended April 30, 2019, Autodesk recorded $3.2 million in impairments on its privately held investments, reflected as a loss in "Interest and other expense, net" on the Company's Condensed Consolidated Statements of Operations. Autodesk does not consider the remaining investments to be impaired at April 30, 2019. During the three months ended April 30, 2018, Autodesk recorded $2.0 million in impairments on its privately held investments.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk's general practice is to hedge a portion of transaction exposures primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swedish krona and Czech krona. These instruments have maturities between one and twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quantitatively using regression at inception and qualitatively thereafter considering transaction timing and probability and counterparty credit quality. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge relationship and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies and discloses the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other expense, net” in the Company's Condensed Consolidated Financial Statements at that time.

The notional amounts of these contracts are presented net settled and were $938.6 million at April 30, 2019, and $803.5 million at January 31, 2019. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $18.3 million remaining in “Accumulated other comprehensive loss” as of April 30, 2019, is expected to be recognized into earnings within the next twenty-four months.

The location and amount of gain or (loss) recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three months ended April 30, 2019.

	Three months ended April 30, 2019
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$595.8	$112.0	$59.7	$313.3	$205.6	$99.1

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$2.2	$1.3	$(0.1)	$(1.6)	$(0.3)	$(0.8)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized in “Interest and other expense, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the revaluation and settlement of the underlying foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $336.3 million at April 30, 2019, and $579.8 million at January 31, 2019.

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

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2019, and January 31, 2019:

	Balance Sheet Location	Fair Value at
		April 30, 2019	January 31, 2019
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$5.9	$4.3
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	3.8	4.2
Total derivative assets		$9.7	$8.5
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$3.6	$3.3
Derivatives not designated as hedging instruments	Other accrued liabilities	1.8	4.1
Total derivative liabilities		$5.4	$7.4

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2019 and 2018 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
	2019	2018
Amount of gain recognized in accumulated other comprehensive loss on derivatives (effective portion)	$4.0	$6.9
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into (loss) income (effective portion)
Net revenue	$3.5	$(2.5)
Cost of revenue	(0.1)	—
Operating expenses	(2.7)	3.3
Total	$0.7	$0.8
Amount and location of gain (loss) recognized in (loss) income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other expense, net	$3.8	$(0.2)

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2019 and 2018 (amounts presented include any income tax effects):

	Three months ended April 30,
	2019	2018
Amount and location of gain recognized on derivatives in net (loss)
Interest and other expense, net	$4.1	$4.6

6. Stock-based Compensation Expense

Stock Options:

A summary of stock option activity for the three months ended April 30, 2019 is as follows:

	Number of shares (in millions)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1) (in millions)
Options outstanding at January 31, 2019	0.8	$23.95
Exercised	(0.1)	24.72
Options outstanding at April 30, 2019	0.7	$23.92	7.5	$115.2
Options vested and exercisable at April 30, 2019	0.2	$34.91	3.5	$22.7
Shares available for grant at April 30, 2019	—
_______________

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $178.21 per share as of April 30, 2019.

As of April 30, 2019, compensation cost of $58.5 million related to non-vested stock options is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended April 30, 2019 and 2018:

(in millions)	Three months ended April 30,
	2019	2018
Pre-tax intrinsic value of options exercised (1)	$8.4	$3.4
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

Restricted Stock Units:

A summary of restricted stock activity for the three months ended April 30, 2019, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2019	4,287.4	$120.07
Granted	904.8	157.69
Vested	(429.6)	117.08
Canceled/Forfeited	(104.5)	123.87
Performance Adjustment (1)	23.8	156.69
Unvested restricted stock units at April 30, 2019	4,681.9	$127.70

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2019 performance period. The performance stock units were attained at rates ranging from 105.2% to 122.5% of the target award.

The fair value of the shares vested during the three months ended April 30, 2019 and 2018, was $50.3 million and $96.2 million, respectively.

During the three months ended April 30, 2019, Autodesk granted 0.7 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $54.4 million and $41.7 million during the three months ended April 30, 2019 and 2018, respectively.

During the three months ended April 30, 2019, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on Annualized Recurring Revenue ("ARR") and free cash flow goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). These performance stock units vest over a three-year period and have the following vesting schedule:

•
Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2020 as well as 1-year Relative TSR (covering year one).

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

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. Autodesk has determined the grant date fair value for these awards using the stock price on the date of grant or if the awards are also subject to a market condition, a Monte Carlo simulation model. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period. Autodesk recorded stock-based compensation expense related to performance stock units of $6.5 million for both the three months ended April 30, 2019 and 2018.

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

A summary of the ESPP activity for the three months ended April 30, 2019 and 2018, is as follows:

	Three months ended April 30,
	2019	2018
Issued shares (in millions)	0.5	0.5
Average price of issued shares	$99.46	$88.45
Weighted average grant date fair value of awards granted under the ESPP (1)	$52.41	$37.64
 _______________

(1)	Calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2019 and 2018, respectively, as follows:

	Three months ended April 30,
	2019	2018
Cost of subscription and maintenance revenue	$3.6	$2.7
Cost of other revenue	1.3	0.8
Marketing and sales	32.5	24.0
Research and development	26.7	17.8
General and administrative	11.1	9.1
Stock-based compensation expense related to stock awards and ESPP purchases	75.2	54.4
Tax benefit	(0.2)	(0.4)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$75.0	$54.0

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

	Three months ended April 30, 2019		Three months ended April 30, 2018
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	36.3%	36.6 - 39.7%	35.7%	33.5 - 37.5%
Range of expected lives (in years)	N/A	.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	2.5%	2.4 - 2.5%	2.0%	1.9 - 2.3%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures: (1) a measure of historical volatility in the trading market for the Company’s common stock, and (2) the implied volatility of traded forward call options to purchase shares of the Company’s common stock. The expected volatility for performance stock units subject to market conditions includes the expected volatility of Autodesk's peer companies within the S&P North American Technology Software Index with a market capitalization over $2.0 billion, depending on the award type.

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

7. Income Tax

 Autodesk had income tax expense of $32.8 million, relative to pre-tax income of $8.6 million for the three months ended April 30, 2019, and income tax expense of $18.6 million, relative to pre-tax losses of $63.8 million for the three months ended April 30, 2018. Income tax expense for the three months ended April 30, 2019, increased primarily due to increased foreign income taxes as result of the increased foreign earnings and withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses as a significant source of negative evidence and maintained a valuation allowance against our deferred tax attributes in the U.S. and certain foreign jurisdictions as of April 30, 2019.

As of April 30, 2019, the Company had $211.4 million of gross unrecognized tax benefits, of which $194.6 million would reduce our valuation allowance, if recognized. The remaining $16.9 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

8. Other Intangible Assets, Net

Other intangible assets including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	April 30, 2019	January 31, 2019
Developed technologies, at cost	$669.6	$670.2
Customer relationships, trade names, patents, and user lists, at cost (1)	532.1	533.1
Other intangible assets, at cost (2)	1,201.7	1,203.3
Less: Accumulated amortization	(939.9)	(922.5)
Other intangible assets, net	$261.8	$280.8
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 30, 2019:

Balance as of January 31, 2019	$2,600.0
Less: accumulated impairment losses as of January 31, 2019	(149.2)
Net balance as of January 31, 2019	2,450.8
Effect of foreign currency translation, measurement period adjustments, and other (1)	(4.6)
Balance as of April 30, 2019	$2,446.2

____________________
(1)     Purchase accounting adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed during the three months ended April 30, 2019.

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

There was no goodwill impairment during the three months ended April 30, 2019.

10. Deferred Compensation

At April 30, 2019, Autodesk had marketable securities totaling $88.9 million, of which $66.3 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $66.3 million related to the deferred compensation liability at April 30, 2019, $5.1 million was classified as current and $61.2 million was classified as non-current liabilities. Of the $60.3 million related to the deferred compensation liability at January 31, 2019, $5.0 million was classified as current and $55.3 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The commission costs are capitalized and included in "Prepaid expenses and other current assets" and "Other assets" on our Condensed Consolidated Balance Sheets. The deferred costs are then amortized over the period of benefit. Autodesk determined that sales commissions earned by internal sales personnel that are related to contract renewals are commensurate with sales commissions earned on the initial contracts, and we determined the period of benefit to be the term of the respective customer contract. Commissions paid to our reseller partners that are related to contract renewals are not commensurate with commissions earned on the initial contract, and we determined the estimated period of benefit by taking into consideration customer retention data, customer contracts, our technology and other factors. Deferred costs are periodically reviewed for impairment. Amortization expense is included in sales and marketing expenses in the Condensed Consolidated Statements of Operations.

The ending balance of assets recognized from costs to obtain a contract with a customer was $85.5 million as of April 30, 2019, and $93.0 million as of January 31, 2019. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $24.7 million and $26.2 million during the three months ended April 30, 2019 and 2018, respectively. Autodesk did not recognize any contract cost impairment losses during the three months ended April 30, 2019 and 2018.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	April 30, 2019	January 31, 2019
Computer hardware, at cost	$178.5	$190.2
Computer software, at cost	62.4	66.7
Leasehold improvements, land and buildings, at cost	257.2	247.8
Furniture and equipment, at cost	62.6	67.2
	560.7	571.9
Less: Accumulated depreciation	(408.1)	(422.2)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$152.6	$149.7

12. Borrowing Arrangements

On December 17, 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement replaced and terminated Autodesk’s prior $400.0 million revolving credit facility. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk's ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 2.50:1.0 starting with the fiscal quarter ending January 31, 2019 and increasing to 3.00:1.0 starting with the fiscal quarter ending April 30, 2019, and (2) a maximum leverage ratio of 3.50:1.0 starting with the fiscal quarter ending July 31, 2019, and dropping to 3.00:1.0 in the fiscal quarter ending January 31, 2020. At April 30, 2019, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At April 30, 2019, Autodesk had no outstanding borrowings under the credit agreement.

On December 17, 2018, Autodesk also entered into a Term Loan Agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for a delayed draw term loan facility in the aggregate principal amount of $500.0 million and was borrowed in full to consummate the PlanGrid, Inc. acquisition. The term loan bears interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin between 0.000% and 0.625%, depending on Autodesk's Public Debt Rating or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.875% and 1.625%, depending on Autodesk's Public Debt Rating. Based on Autodesk's current credit ratings the term loan bears interest at a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of 1.125% per annum. Interest under the term loan was 3.539% at April 30, 2019. The Term Loan Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The Term Loan Agreement has the same financial covenants as those included in the credit agreement governing its revolving loan facility described above. The term loan will mature on December 2020 and will not be subject to amortization prior to the maturity date. As of April 30, 2019, $375.0 million remains outstanding under the term loan.

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt due December 15, 2017, and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $488.2 million as of April 30, 2019.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020, and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $763.5 million as of April 30, 2019.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 ("$400.0 million 2012 Notes") and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 ("$350.0 million 2012 Notes" and collectively with the $400.0 million 2012 Notes, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. On July 27, 2017, Autodesk redeemed in full the $400.0 million 2012 Notes. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the $350.0 million 2012 Notes was approximately $357.2 million as of April 30, 2019.

13. Leases

Autodesk has operating leases for real estate, vehicles and certain equipment. Leases have remaining lease terms of less than 1 year to 71 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 11 years. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. Options to terminate are considered in determining the lease liability if they are reasonably certain of being exercised. The Company’s lease contracts include obligations to pay for other services, such as operations and maintenance. The Company’s leases do not contain residual value guarantees or material restrictive covenants.

The components of lease cost were as follows:

	Three months ended April 30, 2019
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.6	$0.4	$8.8	$6.7	$2.8	$20.3
Variable lease cost	0.2	0.1	1.3	1.0	0.4	$3.0

Supplemental operating cash flow information related to leases is as follows:

Three months ended April 30,
2019
Operating cash flows from operating leases (1)	$(23.6)
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	44.0
  _______________
(1) Includes $3.0 million in variable lease payments not included in "Operating lease liabilities" and "Long-term operating lease liabilities" on the Condensed Consolidated Balance Sheet.

The weighted average remaining lease term for operating leases is 6.2 years at April 30, 2019. The weighted average discount rate was 3.85% at April 30, 2019.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2020 (remainder)	$49.2
2021	75.9
2022	65.1
2023	57.9
2024	43.8
Thereafter	75.3
367.2
Less imputed interest	42.4
Present value of operating lease liabilities	$324.8

As of April 30, 2019, Autodesk has additional operating lease minimum lease payments of $25.8 million for executed leases that have not yet commenced, primarily for office locations.

For the three months ended April 30, 2018, rent expense related to operating leases under previous accounting guidance was $15.1 million.

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

15. Stockholders' Deficit

Changes in stockholders' deficit by component, net of tax, as of April 30, 2019 are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)
Common shares issued under stock plans	0.8	21.1	—	—	21.1
Stock-based compensation expense	—	75.2	—	—	75.2
Post-combination expense related to equity awards assumed	—	0.8	—	—	0.8
Cumulative effect of accounting changes	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(24.2)	(24.2)
Other comprehensive loss	—	—	(6.6)	—	(6.6)
Repurchase and retirement of common shares	(0.6)	(45.5)	—	(54.5)	(100.0)
Balances, April 30, 2019	219.6	$2,123.1	$(141.6)	$(2,226.8)	$(245.3)
 ________________

(1)
During the three months ended April 30, 2019, Autodesk repurchased 0.6 million shares at an average repurchase price of $171.84 per share. At April 30, 2019, 16.8 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' deficit by component, net of tax, as of January 31, 2019 are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2018	218.3	$1,952.7	$(123.8)	$(2,084.9)	$(256.0)
Common shares issued under stock plans	1.0	10.3	—	—	10.3
Stock-based compensation expense	—	54.4	—	—	54.4
Cumulative effect of accounting changes				176.1	176.1
Net loss	—	—	—	(82.4)	(82.4)
Other comprehensive loss	—	—	(10.0)	—	(10.0)
Repurchase and retirement of common shares	(0.2)	(16.4)	—	(4.6)	(21.0)
Balances, April 30, 2018	219.1	2,001.0	(133.8)	(1,995.8)	(128.6)
Common shares issued under stock plans	0.2	(12.9)	—	—	(12.9)
Stock-based compensation expense	—	56.9	—	—	56.9
Cumulative effect of accounting changes				1.4	1.4
Net loss	—	—	—	(39.4)	(39.4)
Other comprehensive loss	—	—	(17.1)	—	(17.1)
Shares issued for acquisition	0.3	44.8	—	—	44.8
Repurchase and retirement of common shares	(1.1)	(77.3)	—	(69.4)	(146.7)
Balances, July 31, 2018	218.5	2,012.5	(150.9)	(2,103.2)	(241.6)
Common shares issued under stock plans	1.4	(28.0)	—	—	(28.0)
Stock-based compensation expense	—	64.2	—	—	64.2
Net loss	—	—	—	(23.7)	(23.7)
Other comprehensive loss	—	—	(6.6)	—	(6.6)
Repurchase and retirement of common shares	(0.8)	(39.6)	—	(63.0)	(102.6)
Balances, October 31, 2018	219.1	2,009.1	(157.5)	(2,189.9)	(338.3)
Common shares issued under stock plans	0.4	(21.9)	—	—	(21.9)
Stock-based compensation expense	—	74.0	—	—	74.0
Purchase price accounting adjustment		10.3			10.3
Net income	—	—	—	64.7	64.7
Other comprehensive income	—	—	22.5	—	22.5
Repurchase and retirement of common shares	(0.1)	—	—	(22.2)	(22.2)
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2019:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2019	$15.0	$3.3	$(16.3)	$(137.0)	$(135.0)
Other comprehensive income (loss) before reclassifications	4.3	1.5	—	(10.8)	(5.0)
Pre-tax losses reclassified from accumulated other comprehensive loss	(0.7)	—	(0.7)	—	(1.4)
Tax effects	(0.3)	(0.4)	0.1	0.4	(0.2)
Net current period other comprehensive income (loss)	3.3	1.1	(0.6)	(10.4)	(6.6)
Balances, April 30, 2019	$18.3	$4.4	$(16.9)	$(147.4)	$(141.6)

Reclassifications related to gains and losses on available-for-sale debt securities are included in "Interest and other expense, net." Refer to Note 5, "Financial Instruments," for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

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

	Three months ended April 30,
	2019	2018
Numerator:
Net loss	$(24.2)	$(82.4)
Denominator:
Denominator for basic net loss per share—weighted average shares	219.6	218.6
Effect of dilutive securities (1)	—	—
Denominator for dilutive net loss per share	219.6	218.6
Basic net loss per share	$(0.11)	$(0.38)
Diluted net loss per share	$(0.11)	$(0.38)

____________________

(1)
The effect of dilutive securities of 2.3 million and 3.0 million shares in the three months ended April 30, 2019 and 2018, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net loss per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the period. For the three months ended April 30, 2019, there were no potentially anti-dilutive shares excluded from the computation of diluted net loss per share. For the three months ended April 30, 2018, 0.2 million potentially anti-dilutive shares were excluded from the computation of diluted net loss per share.

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

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Three Months Ended April 30, 2019 and 2018” below; future revenue, operating expenses, recurring revenue, annualized recurring revenue, cash flow, net revenue retention rate and other future financial results (by product type and geography); the effectiveness of our efforts to successfully manage transitions to new industries; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

We discontinued the sale of new commercial licenses of most individual software products in 2016. Additionally, in June 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription ("M2S"), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, over 875,000 maintenance plan customers have converted to subscription plan offerings. Autodesk seeks to convert the remaining 689,000 maintenance plan customers to subscription through this program.

To support our strategic priority of re-imagining construction, in fiscal 2019, we strengthened the foundation of our construction solutions with both organic and inorganic investments. In addition to investing in our BIM 360 portfolio, we acquired Assemble Systems, Inc. ("Assemble Systems") for quantity take off functionality, PlanGrid, Inc. ("PlanGrid") for document-centric workflows and field execution, and BuildingConnected, Inc. ("BuildingConnected") for bidding and estimation processes. The broadened product portfolio will help us expand our presence with sub-contractors, trades people, and building owners.

As part of our manufacturing strategy, we continue to attract global manufacturing leaders with our generative design and our Fusion technology enhancements.

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store. See Note 3, "Revenue Recognition" in the Notes to the unaudited Condensed Consolidated Financial Statements for further detail on net revenue by indirect and direct channel sales for the three months ended April 30, 2019 and 2018.

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

In our current business model, annualized recurring revenue ("ARR"), growth of billings, and total deferred revenue better reflect business momentum. To analyze progress, we have disaggregated our growth between the original maintenance model ("maintenance plan") and the subscription plan model. Maintenance plan subscriptions peaked in the fourth quarter of our fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect the number of these subscriptions to keep declining over time as maintenance plan customers continue to convert to our subscription plans.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2019. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2019 as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2019. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2019 and 2018

•	Total net revenue increased 31% to $735.5 million for the three months ended April 30, 2019, compared to the same period in the prior fiscal year.

•	Total ARR was $2.83 billion, an increase of 33% compared to the same period in the prior fiscal year.

•	Subscription plan ARR was $2.38 billion, an increase of 70% compared to the first quarter in the prior fiscal year.

•
Deferred revenue was $2.15 billion, an increase of 3% compared to the fourth quarter in the prior fiscal year. Total deferred revenue (deferred revenue plus unbilled deferred revenue) was $2.74 billion, an increase of 2% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily due to a 70% increase in subscription revenue, partially offset by a 38% decrease in maintenance revenue primarily as a result of the program to migrate customers from a maintenance plan to a subscription plan.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 35% of Autodesk’s total net revenue for the three months ended April 30, 2019, and 34% for the three months ended April 30, 2018. During both the three months ended April 30, 2019, and April 30, 2018, Ingram Micro accounted for 10% of Autodesk's total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data and Ingram Micro.

Recurring Revenue and Net Revenue Retention Rate

In order to help better understand our financial performance, we use metrics such as recurring revenue, ARR and net revenue retention rate ("NR3"). Recurring revenue, ARR and NR3 are performance metrics and should be viewed independently of revenue and deferred revenue as recurring revenue, ARR and NR3 are not intended to be combined with those items. Our determination and presentation may differ from that of other companies. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the three months ended April 30, 2019 and 2018:

	Three months ended April 30, 2019	Change compared to prior fiscal year		Three months ended April 30, 2018
(In millions, except percentage data)		$	%
Recurring Revenue (1)	$707.8	$176.2	33%	$531.6
As a percentage of net revenue	96%	N/A	N/A	95%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

The following table outlines our ARR metric as of April 30, 2019 and January 31, 2019.

	Balances, April 30, 2019	Change compared to prior fiscal year end		Balances, January 31, 2019
		$	%
ARR (in millions)
Subscription plan ARR	$2,383.3	$183.2	8%	$2,200.1
Maintenance plan ARR	447.9	(101.4)	(18)%	549.3
Total ARR (1)	$2,831.2	$81.8	3%	$2,749.4
 ________________

(1)
The acquisition of a business may cause variability in the comparison of ARR reported in this table above and ARR derived from the revenue reported in the Condensed Consolidated Statements of Operations.

Total ARR increased 3% as of April 30, 2019, as compared to the end of fiscal 2019, primarily due to an 8% increase in subscription plan ARR driven by product subscriptions, including the maintenance-to-subscription ("M2S") program. The increase was partially offset by an 18% decrease in maintenance plan ARR driven by M2S program.

NR3 was within the fiscal year 2019 range of approximately 110% and 120% for the three months ended April 30, 2019, and April 30, 2018.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three months ended April 30, 2019
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	31%	30%	Positive
Total spend (2)	16%	17%	Positive
 ________________

(1)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

(2)	Spend is the sum of total cost of revenue and total operating expenses.

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

Unbilled Deferred Revenue

Unbilled deferred revenue represents contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not been recognized. Unbilled deferred revenue is not included as a receivable or deferred revenue on our Condensed Consolidated Balance Sheets. See Note 3, “Revenue Recognition” for more details on Autodesk's performance obligations.

(in millions)	April 30, 2019	January 31, 2019
Deferred revenue	$2,153.5	$2,091.4
Unbilled deferred revenue	589.1	591.0
Total deferred revenue	$2,742.6	$2,682.4

We expect that the amount of billed and unbilled deferred revenue will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At April 30, 2019, we had $972.1 million in cash and marketable securities. Our cash flow from operations increased to $221.2 million for the three months ended April 30, 2019, compared to $(16.9) million for the three months ended April 30, 2018. We repurchased 0.6 million shares of our common stock for $100.0 million during the three months ended April 30, 2019. Comparatively, we repurchased 0.2 million shares of our common stock for $21.0 million during the three months ended April 30, 2018. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

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

	Three months ended	Change compared to prior fiscal year		Three months ended	Management comments
(In millions, except percentages)	April 30, 2019	$	%	April 30, 2018
Net Revenue:
Subscription	$595.8	$245.4	70%	$350.4
Up due to growth across all subscription plan types, led by renewal product subscription revenue, which benefited from the success of the M2S program. Also contributing to the increase was growth in new product subscriptions, cloud service offerings and EBA offerings.

Maintenance (1)	112.0	(69.2)	(38)%	181.2	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	707.8	176.2	33%	531.6
Other	27.7	(0.6)	(2)%	28.3
	$735.5	$175.6	31%	$559.9
____________________

(1)
We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction ("AEC"), AutoCAD and AutoCAD LT, Manufacturing ("MFG"), and Media and Entertainment ("M&E").

	Three months ended	Change compared to prior fiscal year		Three months ended	Management comments
(In millions, except percentages)	April 30, 2019	$	%	April 30, 2018
Net Revenue by Product Family:
AEC	$304.3	$82.5	37%	$221.8	Up due to increases in revenue from AEC Collections, PlanGrid, EBAs and BIM 360.
AutoCAD and AutoCAD LT	213.2	57.6	37%	155.6	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	167.5	32.1	24%	135.4	Up due to increases in revenue from MFG Collections and EBAs.
M&E	45.5	3.7	9%	41.8	Up due to increases in revenue from 3DS Max, Maya and M&E Collections.
Other	5.0	(0.3)	(6)%	5.3
	$735.5	$175.6	31%	$559.9

Net Revenue by Geographic Area

	Three months ended April 30, 2019	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three months ended April 30, 2018
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$249.1	$53.2	27%	*	$195.9
Other Americas	46.7	9.1	24%	*	37.6
Total Americas	295.8	62.3	27%	27%	233.5
EMEA	297.2	76.3	35%	31%	220.9
APAC	142.5	37.0	35%	36%	105.5
Total Net Revenue	$735.5	$175.6	31%	30%	$559.9

Emerging Economies	$87.9	$22.7	35%	35%	$65.2
____________________
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

Net Revenue by Sales Channel

	Three months ended	Change compared to prior fiscal year		Three months ended	Management Comments
(In millions, except percentages)	April 30, 2019	$	%	April 30, 2018
Net Revenue by Sales Channel:
Indirect	$516.4	$118.1	30%	$398.3	Up due to an increase in subscription revenue.
Direct	219.1	57.5	36%	161.6	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total Net Revenue	$735.5	$175.6	31%	$559.9

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

	Three months ended	Change compared to prior fiscal year		Three months ended	Management comments
(In millions, except percentages)	April 30, 2019	$	%	April 30, 2018
Cost of revenue:
Subscription and maintenance	$59.7	$9.3	18%	$50.4
Up primarily due to an increase in employee-related costs due to higher headcount partially as a result of our recent acquisitions in the fourth quarter of fiscal year 2019 as well as an increase in cloud hosting costs.

Other	13.8	1.0	8%	12.8	Up primarily due to an increase in employee-related costs due to higher headcount partially as a result of our recent acquisitions in the fourth quarter of fiscal year 2019.
Amortization of developed technology	9.2	5.6	156%	3.6	Up due to an increase in amortization expense from acquired developed technologies as a result of our recent acquisitions in the fourth quarter of fiscal year 2019.
Total cost of revenue	$82.7	$15.9	24%	$66.8

Operating expenses:
Marketing and sales	$313.3	$36.9	13%	$276.4	Up due to an increase in employee-related costs driven by higher headcount partially as a result of our recent acquisitions in the fourth quarter of fiscal year 2019.
Research and development	205.6	32.8	19%	172.8	Up due to an increase in employee-related costs driven by higher headcount partially as a result of our recent acquisitions in the fourth quarter of fiscal year 2019.
General and administrative	99.1	26.2	36%	72.9	Up primarily due to an increase in employee-related costs as a result of higher headcount partially as a result of our recent acquisitions in the fourth quarter of fiscal year 2019.
Amortization of purchased intangibles	9.8	6.0	158%	3.8	Up due to an increase in amortization expense from acquired purchased intangibles as a result of our recent acquisitions in the fourth quarter of fiscal year 2019.
Restructuring and other exit costs, net	0.2	(22.3)	*	22.5	Decreased as we substantially completed the actions authorized under the Fiscal 2018 restructuring plan.
Total operating expenses	$628.0	$79.6	15%	$548.4
____________________
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the second quarter of fiscal 2020, as compared to the second quarter of fiscal 2019:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	increase	decrease
Marketing and sales	increase	decrease
Research and development	increase	decrease
General and administrative	increase	decrease
Amortization of purchased intangibles	increase	flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three months ended April 30,
(in millions)	2019	2018
Interest and investment expense, net	$(13.0)	$(13.2)
Gain on foreign currency	0.7	2.1
(Loss) gain on strategic investments and dispositions, net	(5.0)	2.7
Other income (expense)	1.1	(0.1)
Interest and other expense, net	$(16.2)	$(8.5)

The Interest and other expense, net, increased by $7.7 million during the three months ended April 30, 2019, as compared to the same period in the prior fiscal year, primarily driven by impairments on certain of our privately-held strategic investments, an increase in interest expense resulting from our term loan entered into on December 17, 2018, with aggregate principal balance outstanding of $375.0 million as of April 30, 2019, partially offset by a positive change in mark-to-market adjustments on marketable securities.

Interest expense and investment income fluctuates based on average cash, marketable securities, debt balances, average maturities and interest rates.

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

Autodesk had an income tax expense of $32.8 million, relative to pre-tax income of $8.6 million for the three months ended April 30, 2019, and an income tax expense of $18.6 million, relative to pre-tax losses of $63.8 million for the three months ended April 30, 2018. Income tax expense for the three months ended April 30,2019, increased primarily due to increased foreign income taxes as result of the increased foreign earnings and withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses as a significant source of negative evidence and maintained a valuation allowance against our deferred tax attributes in the U.S. and certain foreign jurisdictions as of April 30, 2019.

As we continually strive to optimize our overall business model and tax laws and regulations evolve, tax planning strategies may become feasible and prudent whereby management may determine that it is more likely than not that the foreign or U.S., federal or state deferred tax assets will be realized; therefore, we will continue to evaluate the evidence around our ability to utilize our net deferred tax assets each quarter, both in U.S. and foreign jurisdictions, based on all available evidence, both positive and negative.

As of April 30, 2019, we had $211.4 million of gross unrecognized tax benefits, of which $194.6 million would reduce our valuation allowance, if recognized. The remaining $16.9 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

We anticipate that the U.S. Department of Treasury will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2019 and 2018, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three months ended April 30,
	2019	2018
	(Unaudited)
Gross profit	$652.8	$493.1
Non-GAAP gross profit	$666.9	$500.2
Gross margin	89%	88%
Non-GAAP gross margin	91%	89%
Income (loss) from operations	$24.8	$(55.3)
Non-GAAP income from operations	$131.9	$29.0
Operating margin	3%	(10)%
Non-GAAP operating margin	18%	5%
Net loss	$(24.2)	$(82.4)
Non-GAAP net income	$99.0	$14.4
GAAP diluted net loss per share	$(0.11)	$(0.38)
Non-GAAP diluted net income per share	$0.45	$0.06
GAAP diluted weighted average shares used in per share calculation	219.6	218.6
Non-GAAP diluted weighted average shares used in per share calculation	222.0	221.6

For our internal budgeting and resource allocation process and as a means to evaluate period-to-period comparisons, we use non-GAAP measures to supplement our condensed consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We also use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential and performance for management by excluding certain expenses and charges that may not be indicative of our core business operating results. For the reasons set forth below, we believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. This allows investors and others to better understand and evaluate our operating results and future prospects in the same manner as management, to compare financial results across accounting periods and to those of peer companies and to better understand the long-term performance of our core business. We also use some of these measures for purposes of determining company-wide incentive compensation.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three months ended April 30,
	2019	2018
	(Unaudited)
Gross profit	$652.8	$493.1
Stock-based compensation expense	4.9	3.5
Amortization of developed technologies	9.2	3.6
Non-GAAP gross profit	$666.9	$500.2
Gross margin	89%	88%
Stock-based compensation expense	1%	1%
Amortization of developed technologies	1%	1%
Non-GAAP gross margin (1)	91%	89%
Income (loss) from operations	$24.8	$(55.3)
Stock-based compensation expense	75.2	54.4
Amortization of developed technologies	9.2	3.6
Amortization of purchased intangibles	9.8	3.8
Acquisition related costs	12.7	—
Restructuring and other exit costs, net	0.2	22.5
Non-GAAP income from operations	$131.9	$29.0
Operating margin	3%	(10)%
Stock-based compensation expense	10%	10%
Amortization of developed technologies	1%	1%
Amortization of purchased intangibles	1%	1%
Acquisition related costs	2%	—%
Restructuring and other exit costs, net	—%	4%
Non-GAAP operating margin (1)	18%	5%
Net loss	$(24.2)	$(82.4)
Stock-based compensation expense	75.2	54.4
Amortization of developed technologies	9.2	3.6
Amortization of purchased intangibles	9.8	3.8
Acquisition related costs	12.7	—
Restructuring and other exit costs, net	0.2	22.5
Loss (gain) on strategic investments and dispositions, net	5.0	(2.7)
Discrete tax provision items	(2.3)	—
Income tax effect of non-GAAP adjustments	13.4	15.2
Non-GAAP net income	$99.0	$14.4

	Three months ended April 30,
	2019	2018
	(Unaudited)
Diluted net loss per share	$(0.11)	$(0.38)
Stock-based compensation expense	0.34	0.25
Amortization of developed technologies	0.04	0.02
Amortization of purchased intangibles	0.04	0.02
Acquisition related costs	0.07	—
Restructuring and other exit costs, net	—	0.09
Loss (gain) on strategic investments and dispositions, net	0.02	(0.01)
Discrete tax provision items	(0.01)	—
Income tax effect of non-GAAP adjustments	0.06	0.07
Non-GAAP diluted net income per share	$0.45	$0.06
____________________

(1)	Totals may not sum due to rounding.

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

At April 30, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $972.1 million and net accounts receivable of $268.1 million.

On December 17, 2018, Autodesk entered into a Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The maturity date on the credit facility is December 2023. At April 30, 2019, Autodesk had no outstanding borrowings on this line of credit. As of June 4, 2019, we have no amounts outstanding under the credit facility. See Part I, Item 1, Note 12, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility.

On December 17, 2018, we also entered into a Term Loan Agreement which provided for a delayed draw term loan facility in the aggregate principal amount of $500.0 million. On December 19, 2018, we borrowed a $500.0 million term loan under the Term Loan Agreement in connection with the acquisition of PlanGrid, Inc. in December 2018. See Part I, Item 1, Note 12, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion on the Term Loan Agreement terms. At April 30, 2019, $375.0 million was outstanding under the Term Loan Agreement.

In addition to the Term Loan Agreement, as of April 30, 2019, we have $1.60 billion aggregate principal amount of Notes outstanding. See Part I, Item 1, Note 12, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $650.0 million line of credit as well as our Term Loan Agreement.

Long-term cash requirements for items other than normal operating expenses are anticipated for the following: repayment of debt; common stock repurchases; the acquisition of businesses, software products, or technologies complementary to our business; and capital expenditures, including the purchase and implementation of internal-use software applications.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of April 30, 2019, approximately 57% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminates U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Three Months Ended April 30,
(in millions)	2019	2018
Net cash provided by (used in) operating activities	$221.2	$(16.9)
Net cash (used in) provided by investing activities	(29.2)	47.6
Net cash used in financing activities	(192.4)	(11.7)

Net cash provided by operating activities of $221.2 million for the three months ended April 30, 2019 includes $147.8 million of non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense, and an increase in changes in operating assets and liabilities of $97.6 million partially offset by our net loss of $24.2 million.

The primary working capital source of cash was a decrease in accounts receivable from $474.3 million as of January 31, 2019, to $268.1 million as of April 30, 2019. The primary working capital uses of cash was a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $29.2 million for the three months ended April 30, 2019, primarily due to purchases of marketable securities, and capital expenditures.

At April 30, 2019, our short-term investment portfolio had an estimated fair value of $88.9 million and a cost basis of $81.7 million. The portfolio fair value consists of $19.9 million invested in commercial paper and $2.7 million in common stock.

At April 30, 2019, $66.3 million of short-term trading securities were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to the Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $192.4 million for the three months ended April 30, 2019, primary due to the repayment of debt and the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended April 30, 2019:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	—	$—	—	17.4
March 1 - March 31	—	—	—	17.4
April 1 - April 30	0.6	171.84	0.6	16.8
Total	0.6	$171.84	0.6
 ________________

(1)	This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date. See Note 15, “Stockholders' Deficit,” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of April 30, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Glossary of Terms

Annualized Recurring Revenue (ARR): Represents the annualized value of our average monthly recurring revenue for the preceding three months. "Maintenance plan ARR” captures ARR relating to traditional maintenance attached to perpetual licenses. "Subscription plan ARR" captures ARR relating to subscription offerings. Refer to the definition of recurring revenue below for more details on what is included within ARR. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

ARR is currently one of our key performance metrics to assess the health and trajectory of our business. ARR should be viewed independently of revenue and deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.

Billings: Total revenue plus the net change in deferred revenue from the beginning to the end of the period.

Cloud Service Offerings: Represents individual term-based offerings deployed through web browser technologies or in a hybrid software and cloud configuration. Cloud service offerings that are bundled with other product offerings are not captured as a separate cloud service offering.

Constant Currency (CC) Growth Rates: We attempt to represent the changes in the underlying business operations by eliminating fluctuations caused by changes in foreign currency exchange rates as well as eliminating hedge gains or losses recorded within the current and comparative periods. We calculate constant currency growth rates by (i) applying the applicable prior period exchange rates to current period results and (ii) excluding any gains or losses from foreign currency hedge contracts that are reported in the current and comparative periods.

Core Business: Represents the combination of maintenance, product, and EBA.

Enterprise Business Agreements (EBAs): Represents programs providing enterprise customers with token-based access or a fixed maximum number of seats to a broad pool of Autodesk products over a defined contract term.

Free Cash Flow: Cash flow from operating activities minus capital expenditures.

Industry Collections: Autodesk Industry Collections are a combination of products and services that target a specific user objective and support a set of workflows for that objective. Our Industry Collections consist of: Autodesk Architecture, Engineering and Construction Collection, Autodesk Product Design & Manufacturing Collection, and Autodesk Media and Entertainment Collection. We introduced Industry Collections effective August 1, 2016 to replace our suites.

Maintenance Plan: Our maintenance plans provide our customers with a cost effective and predictable budgetary option to obtain the productivity benefits of our new releases and enhancements when and if released during the term of their contracts. Under our maintenance plans, customers are eligible to receive unspecified upgrades when and if available, and technical support. We recognize maintenance revenue over the term of the agreements, generally one year.

Net Revenue Retention Rate (NR3): Measures the year-over-year change in ARR for the population of customers that existed one year ago (“base customers”).  Net revenue retention rate is calculated by dividing the current period ARR related to base customers by the total ARR from one year ago.  ARR is based on USD reported revenue, and fluctuations caused by changes in foreign currency exchange rates and hedge gains or losses have not been eliminated.  ARR related to acquired companies is excluded from the calculation for at least one year from integration.

Other Revenue: Consists of revenue from consulting, training and other services, and is recognized over time as the services are performed. Other Revenue also includes software license revenue from the sale of products that do not incorporate substantial cloud services and is recognized up front.

Product Subscription: Provides customers the most flexible, cost-effective way to access and manage 3D design, engineering, and entertainment software tools. Our product subscriptions currently represent a hybrid of desktop and SaaS functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders.

Recurring Revenue: Consists of the revenue for the period from our traditional maintenance plans and revenue from our subscription plan offerings. It excludes subscription revenue related to consumer product offerings, select Creative Finishing product offerings, education offerings, and third party products. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

Subscription Plan: Comprises our term-based product subscriptions, cloud service offerings, and EBAs. Subscriptions represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders. With subscription, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions.

Subscription Revenue: Includes subscription fees from product subscriptions, cloud service offerings, and EBAs.

Total Deferred Revenue: Is the sum of total short term, long term, and unbilled deferred revenue.

Unbilled Deferred Revenue: Unbilled deferred revenue represents contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services and maintenance for which the associated deferred revenue has not been recognized. Under FASB Accounting Standards Codification ("ASC") Topic 606, unbilled deferred revenue is not included as a receivable or deferred revenue on our Condensed Consolidated Balance Sheet.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2019, and January 31, 2019, we had open cash flow and balance sheet hedge contracts with future settlements within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech krona. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $1.27 billion and $1.38 billion at April 30, 2019, and January 31, 2019, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2019, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2019, and January 31, 2019, would increase the fair value of our foreign currency contracts by $120.2 million and $123.4 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2019, and January 31, 2019, would decrease the fair value of our foreign currency contracts by $69.1 million and $98.3 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At April 30, 2019, we had $458.3 million of cash equivalents and marketable securities, including $88.9 million classified as short-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve-month period, the market value change of our marketable securities would not have a material impact on our results of operations.

In December 2018, we entered into a $500.0 million term loan facility, of which $375.0 million was outstanding as of April 30, 2019. The term loan bears interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin between 0.000% and 0.625%, depending on Autodesk's Public Debt Rating or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.875% and 1.625%, depending on Autodesk's Public Debt Rating. Based on Autodesk's current credit ratings the term loan bears interest at a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of 1.125% per annum. A hypothetical increase or decrease of 50 or 100 basis points would not have a material impact on our results of operations. The term loan facility matures in December 2020.

Other Market Risk

From time to time, we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Note 5, "Financial Instruments," for further discussion regarding our privately held investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could suffer as a result of costs, charges and risks, including integration risks associated with strategic acquisitions and investments such as the recent acquisitions of Assemble Systems, PlanGrid and BuildingConnected.

We regularly acquire or invest in businesses, software solutions and technologies that are complementary to our business through acquisitions, strategic alliances or equity or debt investments. For example, in fiscal 2019, we acquired Assemble Systems, PlanGrid and BuildingConnected. The risks associated with such acquisitions include, among others, the difficulty of assimilating solutions, operations and personnel, inheriting liabilities such as intellectual property infringement claims, the failure to realize anticipated revenue and cost projections, the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the diversion of management's time and attention.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% and 65% of our net revenue for the three months ended April 30, 2019 and 2018, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

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

The "Brexit" vote has exacerbated and may further exacerbate many of the risks and uncertainties described above. The withdrawal of the United Kingdom from the European Union could, among other potential outcomes, adversely affect the tax, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. There remains significant risk that the United Kingdom will exit from the European Union without agreement between the European Union and United Kingdom on terms addressing customs and trade matters. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom, European Union and the other economies in which we operate.

In addition, the current U.S. administration has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries in which we do business. New or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government, have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance or other trade policies, may increase the cost of, or otherwise interfere with, conducting our business.

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
The risk of a security incident, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include, but are not limited to, identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, malicious file uploads, backdoor trojans and distributed denial of service (DDoS) attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners or users to disclose information to gain access to our data or our users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. Despite efforts to create security barriers to such threats, it is virtually impossible for us to entirely eliminate this risk.
If any of the foregoing security incidents were to occur, our reputation may suffer, our competitive position may be diminished, customers may stop paying for our solutions and services, we could face regulatory inquiry, lawsuits and potential liability, and our financial performance could be negatively impacted.

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
We rely on third parties to provide us with a number of operational and technical services; third-party security incidents could expose us to liability, harm our reputation, damage our competitiveness and adversely impact our financial performance.

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

We use derivative instruments to manage a portion of our cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency contracts to manage a portion of our exposures of underlying assets, liabilities, and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities that extend for one to twelve months in the future and provide us with some protection against currency exposures. However, our attempts to hedge against these risks may not be completely successful, resulting in an adverse impact on our financial results.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For the three months ended April 30, 2019 and 2018, approximately 70% and 71%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 35% and 34% of our total net revenue for the three months ended April 30, 2019 and 2018, respectively, and Ingram Micro accounted for 10% of our total net revenue for both the three months ended April 30, 2019 and 2018. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data and Ingram Micro. However, if either distributor were to experience a significant disruption with its business, or if our relationship with either of them were to significantly deteriorate, it is possible that our ability to sell to resellers and end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our financial results fluctuate within each quarter and from quarter to quarter, making our future revenue and financial results difficult to predict.

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

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions and successfully integrate such acquired businesses and technologies;

•	potential goodwill impairment charges related to prior acquisitions;

•	failure to manage spend;

•	changes in billings linearity;

•	changes in subscription mix, pricing pressure or changes in subscription pricing;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	the success of new business or sales initiatives;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	timing of additional investments in our technologies or deployment of our services;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board, Securities Exchange Commission or other rule-making bodies;

•	dependence on and the timing of large transactions;

•	adjustments arising from ongoing or future tax examinations;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our ability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices and new computing platforms;

•	the timing of the introduction of new products by us or our competitors;

•	the financial and business condition of our reseller and distribution channels;

•	perceived or actual technical or other problems with a product or combination of subscriptions;

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;

•	increases in cloud functionality-related expenses;

•	timing of releases and retirements of offerings;

•	changes in tax laws, regulations or tax accounting rules, such as increased use of fair value measures;

•	changes in sales compensation practices;

•	failure to effectively implement and maintain our copyright legalization programs, especially in developing countries;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	interruptions or terminations in the business of our consultants or third-party developers;

•	the timing and degree of expected investments in growth and efficiency opportunities;

•	failure to achieve continued success in technology advancements;

•	catastrophic events or natural disasters;

•	regulatory compliance costs; and

•	failure to appropriately estimate the scope of services under consulting arrangements.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2019 and 2018, combined revenue from our AutoCAD and AutoCAD LT products, not including collections having AutoCAD or AutoCAD LT as a component, represented 29% and 28% of our total net revenue, respectively.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $1,963.3 million of debt, consisting of notes due at various times from June 2020 to June 2027 and a delayed draw term loan facility in the aggregate remaining principal amount of $375.0 million due in December 2020, each as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are required to comply with the covenants set forth in our debt instruments, such as an interest coverage ratio in effect January 31, 2019, and a leverage ratio in effect July 31, 2019. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part I, Item 1, and any outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

If we are not able to adequately protect our proprietary rights, our business could be harmed.

We rely on a combination of patent, copyright and trademark laws, trade secret protections, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software is time-consuming and costly. We are unable to measure the extent to which piracy of our software exists, and we expect that software piracy will remain a persistent problem, particularly in emerging economies. Furthermore, our means of protecting our proprietary rights may not be adequate.

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our offerings by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our customers, contractors, vendors and partners. However, it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

We may face intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

As more software patents are granted worldwide, the number of offerings and competitors in our industries grows. As the functionality of products in different industries overlaps, we expect that software developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, cause product delays or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

From time to time, we realign or introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

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

Net revenue, ARR, billings, earnings, cash flow, net revenue retention rate, or subscriptions shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part II, Item 1A and the following:

•	shortfalls in our expected financial results, including net revenue, ARR, billings, earnings and cash flow or key performance metrics, such as Net revenue retention rate or subscriptions;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

•	changes in estimates of future results or recommendations or confusion on the part of analysts and investors about the short-term and long-term impact to our business;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	the announcement of new offerings or enhancements by us or our competitors;

•	unusual events such as significant acquisitions, divestitures, regulatory actions, and litigation;

•	changes in laws, rules, or regulations applicable to our business;

•	outstanding debt service obligations; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

From time to time, we make direct investments in privately held companies. Privately held company investments are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the Tax Act, which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year. Increasingly, governmental tax authorities are scrutinizing corporate tax strategies. Many countries in the European Union, as well as other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. If the U.S. or foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Uncertainties in the interpretation and application of the Tax Act could materially affect our tax obligations and effective tax rate.

The Tax Act was enacted on December 22, 2017, and provided broad and significant changes to the U.S. tax code and how the U.S. imposes income tax on multinational corporations. Due to the complexity and varying interpretations of the Tax Act, the U.S. Department of Treasury has issued and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate impact to our results of operations from the Tax Act.

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

Changes in existing financial accounting standards or practices, or taxation rules or practices, may adversely affect our results of operations.

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

In preparing our financial statements, we make certain assumptions, judgments and estimates that affect amounts reported in our condensed consolidated financial statements, which, if not accurate, may significantly impact our financial results.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. In fiscal 2016, and in fiscal 2018, we determined that it was more likely than not that Autodesk would not realize our U.S. and Singapore deferred tax assets and established a valuation allowance against the deferred tax assets in each respective jurisdiction. We continued to have a full valuation allowance against our U.S. and Singapore deferred tax assets in fiscal 2019. Changes in the amount of the valuation allowance could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended April 30, 2019.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

10.1*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (filed herewith)

10.2*
Participants, target awards and payout formulas for fiscal year 2020 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 25, 2019)

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

Dated: June 4, 2019

AUTODESK, INC.
(Registrant)

/s/ R. SCOTT HERREN
R. Scott Herren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)