Form 10-Q
period 2019-07-31
AUTODESK INC
filed 2019-09-04
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
As of August 29, 2019, registrant had outstanding 219,587,608 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net revenue:
Subscription	$663.7	$420.6	$1,259.5	$771.0
Maintenance	103.5	166.4	215.5	347.6
Total subscription and maintenance revenue	767.2	587.0	1,475.0	1,118.6
Other	29.6	24.7	57.3	53.0
Total net revenue	796.8	611.7	1,532.3	1,171.6
Cost of revenue:
Cost of subscription and maintenance revenue	53.0	54.1	112.7	104.5
Cost of other revenue	17.9	12.3	31.7	25.1
Amortization of developed technology	8.6	3.4	17.8	7.0
Total cost of revenue	79.5	69.8	162.2	136.6
Gross profit	717.3	541.9	1,370.1	1,035.0
Operating expenses:
Marketing and sales	316.8	289.1	630.1	565.5
Research and development	215.4	180.8	421.0	353.6
General and administrative	101.4	79.1	200.5	152.0
Amortization of purchased intangibles	9.7	3.8	19.5	7.6
Restructuring and other exit costs, net	0.2	13.8	0.4	36.3
Total operating expenses	643.5	566.6	1,271.5	1,115.0
Income (loss) from operations	73.8	(24.7)	98.6	(80.0)
Interest and other (expense) income, net	(7.3)	1.3	(23.5)	(7.2)
Income (loss) before income taxes	66.5	(23.4)	75.1	(87.2)
Provision for income taxes	(26.3)	(16.0)	(59.1)	(34.6)
Net income (loss)	$40.2	$(39.4)	$16.0	$(121.8)
Basic net income (loss) per share	$0.18	$(0.18)	$0.07	$(0.56)
Diluted net income (loss) per share	$0.18	$(0.18)	$0.07	$(0.56)
Weighted average shares used in computing basic net income (loss) per share	219.6	219.0	219.6	218.8
Weighted average shares used in computing diluted net income (loss) per share	222.4	219.0	222.3	218.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net income (loss)	$40.2	$(39.4)	$16.0	$(121.8)
Other comprehensive income (loss), net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of ($1.7), ($1.1), ($2.0) and ($1.8), respectively)	(4.3)	11.6	(1.0)	17.6
Change in net unrealized (loss) gain on available-for-sale debt securities (net of tax effect of $0.1, ($0.1), ($0.3) and $0.0, respectively)	(0.2)	(1.3)	0.9	(0.7)
Change in defined benefit pension items (net of tax effect of $0.4, ($0.1), $0.5 and ($1.5), respectively)	(1.8)	2.3	(2.4)	10.0
Net change in cumulative foreign currency translation loss (net of tax effect of ($0.4), $0.2, $0.0 and $0.5, respectively)	(22.8)	(29.7)	(33.2)	(54.0)
Total other comprehensive loss	(29.1)	(17.1)	(35.7)	(27.1)
Total comprehensive income (loss)	$11.1	$(56.5)	$(19.7)	$(148.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2019	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$923.9	$886.0
Marketable securities	67.4	67.6
Accounts receivable, net	347.4	474.3
Prepaid expenses and other current assets	176.8	192.1
Total current assets	1,515.5	1,620.0
Computer equipment, software, furniture and leasehold improvements, net	151.4	149.7
Operating lease right-of-use assets	298.8	—
Developed technologies, net	87.6	105.6
Goodwill	2,431.8	2,450.8
Deferred income taxes, net	46.3	65.3
Other assets	341.3	337.8
Total assets	$4,872.7	$4,729.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$93.0	$101.6
Accrued compensation	213.8	280.8
Accrued income taxes	5.9	13.2
Deferred revenue	1,772.1	1,763.3
Operating lease liabilities	58.9	—
Current portion of long-term notes payable, net	449.2	—
Other accrued liabilities	114.4	142.3
Total current liabilities	2,707.3	2,301.2
Long-term deferred revenue	477.4	328.1
Long-term operating lease liabilities	258.1	—
Long-term income taxes payable	19.5	21.5
Long-term deferred income taxes	98.9	79.8
Long-term notes payable, net	1,389.8	2,087.7
Other liabilities	116.0	121.8
Stockholders’ deficit:
Common stock and additional paid-in capital	2,200.7	2,071.5
Accumulated other comprehensive loss	(170.7)	(135.0)
Accumulated deficit	(2,224.3)	(2,147.4)
Total stockholders’ deficit	(194.3)	(210.9)
Total liabilities and stockholders' deficit	$4,872.7	$4,729.2

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2019	2018
Operating activities:
Net income (loss)	$16.0	$(121.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	64.8	46.3
Stock-based compensation expense	163.4	111.3
Deferred income taxes	35.8	(0.3)
Restructuring and other exit costs, net	0.4	36.6
Other operating activities	(4.2)	(1.3)
Changes in operating assets and liabilities
Accounts receivable	125.8	204.2
Prepaid expenses and other current assets	27.4	7.9
Accounts payable and accrued liabilities	(138.1)	(201.3)
Deferred revenue	158.3	(66.7)
Accrued income taxes	(9.1)	11.5
Net cash provided by operating activities	440.5	26.4
Investing activities:
Purchases of marketable securities	(19.9)	(110.1)
Sales of marketable securities	22.4	27.0
Maturities of marketable securities	5.0	119.6
Capital expenditures	(29.5)	(36.7)
Acquisitions, net of cash acquired	—	(34.1)
Other investing activities	(10.5)	(6.0)
Net cash used in investing activities	(32.5)	(40.3)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	49.7	50.4
Taxes paid related to net share settlement of equity awards	(31.2)	(53.0)
Repurchases of common stock	(134.6)	(154.7)
Repayment of debt	(250.0)	—
Net cash used in financing activities	(366.1)	(157.3)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(11.4)
Net increase (decrease) in cash and cash equivalents	37.9	(182.6)
Cash and cash equivalents at beginning of period	886.0	1,078.0
Cash and cash equivalents at end of period	$923.9	$895.4

Supplemental cash flow disclosure:
Non-cash investing activities:
Fair value of common stock issued as consideration for business combination	$—	$44.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2019, and for the three and six months ended July 31, 2019 and 2018, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2019, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2020, or for any other period. Further, the balance sheet as of January 31, 2019, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2019. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed on March 25, 2019.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2019, that are applicable to the Company.

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

The following table shows line items that were materially impacted by the adoption of ASC Topic 842 on February 1, 2019, on Autodesk’s Condensed Consolidated Balance Sheet:

	As reported January 31, 2019	Impact from the adoption (1)	As adjusted
ASSETS
Prepaid expenses and other current assets	$192.1	$(5.9)	$186.2
Total current assets	1,620.0	(5.9)	1,614.1
Operating lease right-of-use assets	—	283.4	283.4
Total assets	4,729.2	277.5	5,006.7
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other accrued liabilities	142.3	(4.9)	137.4
Operating lease liabilities	—	54.1	54.1
Long-term operating lease liabilities	—	245.9	245.9
Other liabilities	121.8	(16.9)	104.9
Accumulated deficit	$(2,147.4)	$(0.7)	$(2,148.1)
____________________

(1)	Adoption of ASC Topic 842 did not have any other material impacts on Autodesk's condensed consolidated financial statements.

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

As part of the indirect channel model, we have a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. Incentives related to our subscription program are recorded as a reduction to deferred revenue in the period the subscription transaction is billed, and are subsequently recognized as a reduction to subscription revenue over the contract period. A small portion of partner incentives reduce maintenance revenue in the current period. These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are recorded on the balance sheet as either contra accounts receivable or accounts payable.

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and EBAs, (2) renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license, and (3) consulting, training and other goods and services. The three categories are presented as line items on Autodesk's unaudited Condensed Consolidated Statements of Operations.

Information regarding the components of Autodesk's net revenue from contracts with customers by geographic location, product family, and sales channel is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Net revenue by product family:
Architecture, Engineering and Construction	$334.2	$243.1	$638.5	$464.9
AutoCAD and AutoCAD LT	231.3	176.6	444.5	332.2
Manufacturing	174.6	146.1	342.1	281.5
Media and Entertainment	50.8	41.7	96.3	83.5
Other	5.9	4.2	10.9	9.5
Total net revenue	$796.8	$611.7	$1,532.3	$1,171.6

Net revenue by geographic area:
Americas
U.S.	$267.9	$205.2	$517.0	$401.1
Other Americas	58.0	42.3	104.7	79.9
Total Americas	325.9	247.5	621.7	481.0
Europe, Middle East and Africa	316.2	248.3	613.4	469.2
Asia Pacific	154.7	115.9	297.2	221.4
Total net revenue	$796.8	$611.7	$1,532.3	$1,171.6

Net revenue by sales channel:
Indirect	$560.2	$440.2	$1,076.6	$838.5
Direct	236.6	171.5	455.7	333.1
Total net revenue	$796.8	$611.7	$1,532.3	$1,171.6

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

Remaining performance obligations consist of total billed and unbilled deferred revenue. As of July 31, 2019, Autodesk had remaining performance obligations of $2.81 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $2.01 billion or 72% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $798.9 million or 28% of our remaining performance obligations as revenue thereafter.

We expect that the amount of remaining performance obligations will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2019. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the six months ended July 31, 2019, that was included in the deferred revenue balances at January 31, 2019, was $1.19 billion. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers, which may lead to an increase in our deferred revenue balance over time.

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

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 35% of Autodesk’s total net revenue for both the three and six months ended July 31, 2019 and 2018. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 28% and 29% of trade accounts receivable at July 31, 2019, and January 31, 2019, respectively. During the three and six months ended July 31, 2019 and 2018, Ingram Micro Inc. ("Ingram Micro") accounted for 10% and 11% of Autodesk's total net revenue, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2019, and January 31, 2019:

	July 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Commercial paper	$32.0	$—	$—	$32.0	$—	$32.0	$—
Agency discount notes	10.0	—	—	10.0	—	10.0	—
Money market funds	365.0	—	—	365.0	365.0	—	—
Other (2)	1.9	—	—	1.9	0.9	1.0	—
Marketable securities:
Short-term trading securities
Mutual funds	59.8	7.6	—	67.4	67.4	—	—
Derivative contract assets (3)	2.2	11.3	(1.9)	11.6	—	11.0	0.6
Derivative contract liabilities (4)	—	—	(5.9)	(5.9)	—	(5.9)	—
Total	$470.9	$18.9	$(7.8)	$482.0	$433.3	$48.1	$0.6
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of custody cash deposits and certificates of deposit.

(3)	Included in “Prepaid expenses and other current assets” or “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$1.0	$—	$—	$1.0	$—	$1.0	$—
Commercial paper	87.9	—	—	87.9	—	87.9	—
Corporate debt securities	5.0	—	—	5.0	—	5.0	—
Custody cash deposit	0.8	—	—	0.8	0.8	—	—
Money market funds	281.4	—	—	281.4	281.4	—	—
Marketable securities:
Short-term
Other (2)	6.2	1.1	—	7.3	2.7	4.6	—
Short-term trading securities
Mutual funds	56.6	3.7	—	60.3	60.3	—	—
Long-term
Convertible debt securities (3)	4.6	1.9	(2.1)	4.4	—	—	4.4
Derivative contract assets (4)	1.7	8.6	(1.8)	8.5	—	7.7	0.8
Derivative contract liabilities (5)	—	—	(7.4)	(7.4)	—	(7.4)	—
Total	$445.2	$15.3	$(11.3)	$449.2	$345.2	$98.8	$5.2
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Consists of corporate bonds, commercial paper, and common stock.

(3)	Considered "available for sale" and included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets,” “Other assets,” or “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Autodesk's cash equivalents, marketable securities and financial instruments are primarily classified within Level 1 or Level 2 of the fair value hierarchy. Autodesk values its securities on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly in determining fair value (Level 2). Autodesk's Level 2 securities and derivatives are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. Autodesk's Level 3 securities consist of derivative contracts.

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2019, was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2019	$0.8	$4.4	$5.2
Impairments	—	(1.0)	(1.0)
Settlements	—	(3.5)	(3.5)
(Loss) gain included in earnings (1)	(0.2)	0.2	—
Loss included in OCI	—	(0.1)	(0.1)
Balances, July 31, 2019	$0.6	$—	$0.6

____________________
(1) Included in "Interest and other (expense) income, net" in the accompanying Condensed Consolidated Statements of Operations.

As of July 31, 2019, and January 31, 2019, Autodesk had no material unrealized losses, individually and in the aggregate, for securities that are in a continuous unrealized loss position for greater than twelve months.

There was no gain or loss for the sales or redemptions of securities during the six months ended July 31, 2019, and July 31, 2018. Gains and losses resulting from the sale or redemption of securities are recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for the three and six months ended July 31, 2019 was $22.8 million and $27.4 million, respectively, and $71.8 million and $146.6 million for the three and six months ended July 31, 2018, respectively.

Non-marketable equity securities

As of July 31, 2019, and January 31, 2019, Autodesk had $121.9 million and $111.6 million in direct investments in privately held companies. These non-marketable equity security investments do not have readily determined fair values and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter.

Under the measurement alternative method, these investments are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. To determine if a transaction is deemed a similar investment, Autodesk considers the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. The fair value would then be adjusted positively or negatively based on available information such as pricing in recent rounds of financing. During the six months ended July 31, 2019 and July 31, 2018, Autodesk recorded $1.7 million and $6.2 million, respectively, as an upward adjustment on certain of its privately held investments, reflected as a gain in "Interest and other (expense) income, net" on the Company's Condensed Consolidated Statement of Operations. As of July 31, 2019, Autodesk has recorded $7.9 million in cumulative upward adjustments on its privately held investments.

Non-marketable equity securities investments are periodically assessed for impairment based on available information such as current cash positions, earnings and cash flow positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. Autodesk does not intend to sell these investments and it is not more likely than not that Autodesk will be required to sell the investment before recovery of the cost basis. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. During the six months ended July 31, 2019 and July 31, 2018 Autodesk recorded $3.4 million and $4.8 million, respectively, in impairments and negative adjustments on its privately held investments, reflected as a loss in "Interest and other (expense) income, net" on the Company's Condensed Consolidated Statements of Operations. As of July 31, 2019, Autodesk has recorded $8.2 million in cumulative impairments and negative adjustments on its privately held investments. Autodesk does not consider the remaining investments to be impaired at July 31, 2019.

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk's general practice is to hedge a portion of transaction exposures primarily denominated in euros, Japanese yen, Swiss francs, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swedish krona and Czech koruna. These instruments generally have maturities between one and twelve months in the future. Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

The notional amounts of these contracts are presented net settled and were $1.06 billion at July 31, 2019, and $803.5 million at January 31, 2019. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $14.0 million remaining in “Accumulated other comprehensive loss” as of July 31, 2019, is expected to be recognized into earnings within the next twenty-four months.

The location and amount of gain or (loss) recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and six months ended July 31, 2019.

	Three Months Ended July 31, 2019
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$663.7	$103.5	$53.0	$316.8	$215.4	$101.4

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$3.2	$1.8	$(0.2)	$(0.8)	$(0.2)	$(0.4)

	Six Months Ended July 31, 2019
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,259.5	$215.5	$112.7	$630.1	$421.0	$200.5

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$5.4	$3.1	$(0.3)	$(2.4)	$(0.5)	$(1.2)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized in “Interest and other (expense) income, net.” These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the revaluation and settlement of the underlying foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $298.8 million at July 31, 2019, and $579.8 million at January 31, 2019.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets.” Changes in the fair values of these instruments are recognized in “Interest and other (expense) income, net.”

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2019 and January 31, 2019:

	Balance Sheet Location	Fair Value at
		July 31, 2019	January 31, 2019
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$6.1	$4.3
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	5.5	4.2
Total derivative assets		$11.6	$8.5
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$2.6	$3.3
Derivatives not designated as hedging instruments	Other accrued liabilities	3.3	4.1
Total derivative liabilities		$5.9	$7.4

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2019 and 2018 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Amount of gain recognized in accumulated other comprehensive loss on derivatives (effective portion)	$(0.9)	$6.4	$3.1	$13.3
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (loss) (effective portion)
Net revenue	$5.0	$(3.5)	$8.5	$(6.0)
Cost of revenue	(0.2)	—	(0.3)	—
Operating expenses	(1.4)	(1.6)	(4.1)	1.7
Total	$3.4	$(5.1)	$4.1	$(4.3)
Amount and location of (loss) gain recognized in (loss) income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Interest and other (expense) income, net	$(2.5)	$0.7	$1.3	$0.5

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2019 and 2018 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Amount and location of gain recognized on derivatives in net (loss) income
Interest and other (expense) income, net	$(2.4)	$1.4	$1.7	$6.0

6. Stock-based Compensation Expense

Stock Options:

A summary of stock option activity for the six months ended July 31, 2019 is as follows:

	Number of shares (in millions)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1) (in millions)
Options outstanding at January 31, 2019	0.8	$23.95
Exercised	(0.2)	22.76
Options outstanding at July 31, 2019	0.6	$24.46	6.8	$78.6
Options vested and exercisable at July 31, 2019	0.2	$32.71	4.0	$21.8
Shares available for grant at July 31, 2019	17.4
_______________

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $156.17 per share as of July 31, 2019.

As of July 31, 2019, compensation cost of $42.3 million related to non-vested stock options is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the six months ended July 31, 2019 and 2018:

(in millions)	Six Months Ended July 31,
	2019	2018
Pre-tax intrinsic value of options exercised (1)	$26.9	$6.5
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

Restricted Stock Units:

A summary of restricted stock activity for the six months ended July 31, 2019, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2019	4,287.4	$120.07
Granted	1,349.0	159.87
Vested	(542.1)	113.27
Canceled/Forfeited	(205.5)	125.53
Performance Adjustment (1)	23.8	156.69
Unvested restricted stock units at July 31, 2019	4,912.6	$131.82

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2019 performance period. The performance stock units were attained at rates ranging from 105.2% to 122.5% of the target award.

The fair value of the shares vested during the six months ended July 31, 2019 and 2018, was $84.3 million and $133.7 million, respectively.

During the six months ended July 31, 2019, Autodesk granted 0.8 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $58.9 million and $44.1 million during the three months ended July 31, 2019 and 2018, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $113.3 million and $85.8 million during the six months ended July 31, 2019 and 2018, respectively.

During the six months ended July 31, 2019, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on Annualized Recurring Revenue ("ARR") and free cash flow goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). These performance stock units vest over a three-year period and have the following vesting schedule:

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

Autodesk also granted 0.3 million performance stock units for which the ultimate number of shares earned is based on the Autodesk closing stock price on each vesting date. As these awards will be settled in a fixed dollar amount of shares, the awards are accounted for as a liability-classified award.

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

Autodesk recorded stock-based compensation expense related to performance stock units of $11.0 million and $5.9 million for the three months ended July 31, 2019 and 2018, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $17.5 million and $12.4 million for the six months ended July 31, 2019 and 2018, respectively.

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

A summary of the ESPP activity for the six months ended July 31, 2019 and 2018, is as follows:

	Six Months Ended July 31,
	2019	2018
Issued shares (in millions)	0.5	0.5
Average price of issued shares	$99.46	$88.45
Weighted average grant date fair value of awards granted under the ESPP (1)	$52.41	$37.64
 _______________

(1)	Calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2019 and 2018, respectively, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Cost of subscription and maintenance revenue	$3.4	$3.1	$7.0	$5.8
Cost of other revenue	1.4	0.9	2.7	1.7
Marketing and sales	36.0	25.9	68.5	49.9
Research and development	30.8	18.7	57.5	36.5
General and administrative	16.6	8.3	27.7	17.4
Stock-based compensation expense related to stock awards and ESPP purchases	88.2	56.9	163.4	111.3
Tax benefit	(0.1)	(0.2)	(0.3)	(0.6)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$88.1	$56.7	$163.1	$110.7

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

	Six Months Ended July 31, 2019		Six Months Ended July 31, 2018
	Performance Stock Units (1)	ESPP (1)	Performance Stock Units (1)	ESPP (1)
Range of expected volatilities	36.3%	36.6 - 39.7%	35.7%	33.5 - 37.5%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	2.5%	2.4 - 2.5%	2.0%	1.9 - 2.3%

——————

(1)
There were no performance stock units or ESPP awards granted for the three months ended July 31, 2019 and 2018 where the fair value was estimated by a Monte Carlo simulation model or a BSM option pricing model, respectively.

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

7. Income Tax

 Autodesk had income tax expense of $26.3 million, relative to pre-tax income of $66.5 million for the three months ended July 31, 2019, and income tax expense of $16.0 million, relative to pre-tax losses of $23.4 million for the three months ended July 31, 2018. Autodesk had income tax expense of $59.1 million, relative to pre-tax income of $75.1 million for the six months ended July 31, 2019, and income tax expense of $34.6 million, relative to pre-tax loss of $87.2 million for the six months ended July 31, 2018. Income tax expense for the three and six months ended July 31, 2019, increased primarily due to increased foreign income taxes as a result of the increased foreign earnings and withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses as a significant source of negative evidence and maintained a valuation allowance against our deferred tax attributes in the U.S. and certain foreign jurisdictions as of July 31, 2019.

As of July 31, 2019, the Company had $214.4 million of gross unrecognized tax benefits, of which $196.7 million would reduce our valuation allowance, if recognized. The remaining $17.7 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

8. Other Intangible Assets, Net

Other intangible assets, including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

	July 31, 2019	January 31, 2019
Developed technologies, at cost	$668.3	$670.2
Customer relationships, trade names, patents, and user lists, at cost (1)	529.2	533.1
Other intangible assets, at cost (2)	1,197.5	1,203.3
Less: Accumulated amortization	(954.3)	(922.5)
Other intangible assets, net	$243.2	$280.8
_______________

(1)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2019:

Balance as of January 31, 2019	$2,600.0
Less: accumulated impairment losses as of January 31, 2019	(149.2)
Net balance as of January 31, 2019	2,450.8
Effect of foreign currency translation and measurement period adjustments (1)	(19.0)
Balance as of July 31, 2019	$2,431.8

____________________
(1)     Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed during the six months ending July 31, 2019.

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

There was no goodwill impairment during the three and six months ended July 31, 2019.

10. Deferred Compensation

At July 31, 2019, Autodesk had marketable securities totaling $67.4 million, all of which related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $67.4 million related to the deferred compensation liability at July 31, 2019, $6.2 million was classified as current and $61.2 million was classified as non-current liabilities. Of the $60.3 million related to the deferred compensation liability at January 31, 2019, $5.0 million was classified as current and $55.3 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Other liabilities,” respectively.

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

The ending balance of assets recognized from costs to obtain a contract with a customer was $78.6 million as of July 31, 2019, and $93.0 million as of January 31, 2019. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $25.5 million and $50.2 million during the three and six months ended July 31, 2019, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $26.9 million and $53.1 million during the three and six months ended July 31, 2018, respectively. Autodesk did not recognize any contract cost impairment losses during the six months ended July 31, 2019 and 2018.

11. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

	July 31, 2019	January 31, 2019
Computer hardware, at cost	$180.0	$190.2
Computer software, at cost	63.1	66.7
Leasehold improvements, land and buildings, at cost	262.9	247.8
Furniture and equipment, at cost	65.5	67.2
	571.5	571.9
Less: Accumulated depreciation	(420.1)	(422.2)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$151.4	$149.7

12. Borrowing Arrangements

In December 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement replaced and terminated Autodesk’s prior $400.0 million revolving credit facility. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk's ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 2.50:1.0 starting with the fiscal quarter ending January 31, 2019, and increasing to 3.00:1.0 starting with the fiscal quarter ending April 30, 2019, and (2) a maximum leverage ratio of 3.50:1.0 starting with the fiscal quarter ending July 31, 2019, and dropping to 3.00:1.0 in the fiscal quarter ending January 31, 2020. At July 31, 2019, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At July 31, 2019, Autodesk had no outstanding borrowings under the credit agreement.

In December 2018, Autodesk also entered into a Term Loan Agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for a delayed draw term loan facility in the aggregate principal amount of $500.0 million and was borrowed in full to consummate the PlanGrid, Inc. acquisition. The term loan bears interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin between 0.000% and 0.625%, depending on Autodesk's Public Debt Rating or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.875% and 1.625%, depending on Autodesk's Public Debt Rating. Based on Autodesk's current credit ratings the term loan bears interest at a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of 1.125% per annum. Interest under the term loan was 3.398% at July 31, 2019. The Term Loan Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain the financial covenants. The Term Loan Agreement has the same financial covenants as those included in the credit agreement governing its revolving loan facility described above. The term loan will mature on December 2020 and will not be subject to amortization prior to the maturity date. As of July 31, 2019, $250.0 million remains outstanding under the term loan.

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (collectively, the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt due December 15, 2017, and the remainder is available for general corporate purposes. Autodesk may redeem the 2017 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2017 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2017 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2017 Notes was approximately $508.9 million as of July 31, 2019.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020, and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (collectively, the “2015 Notes”). Net of a discount of $1.7 million and issuance costs of $6.3 million, Autodesk received net proceeds of $742.0 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. Autodesk may redeem the 2015 Notes at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase the 2015 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 2015 Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions. Based on quoted market prices, the fair value of the 2015 Notes was approximately $772.5 million as of July 31, 2019. As of July 31, 2019, the $450.0 million 3.125% notes due June 15, 2020 are recorded in the Condensed Consolidated Balance Sheets under "Current portion of long-term notes payable, net," and the weighted average interest rate was 4.375%.

In December 2012, Autodesk issued $400.0 million aggregate principal amount of 1.95% notes due December 15, 2017 ("$400.0 million 2012 Notes") and $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 ("$350.0 million 2012 Notes" and collectively with the $400.0 million 2012 Notes, the “2012 Notes”). Autodesk received net proceeds of $739.3 million from issuance of the 2012 Notes, net of a discount of $4.5 million and issuance costs of $6.1 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes. On July 27, 2017, Autodesk redeemed in full the $400.0 million 2012 Notes. The redemption was completed pursuant to the optional redemption provisions of the first supplemental indenture dated December 13, 2012. To redeem the notes, Autodesk used the proceeds of the 2017 Notes to pay a redemption price of approximately $400.9 million, plus accrued and unpaid interest. Total cash repayment was $401.8 million. The Company did not incur any additional early termination penalties in connection with such redemption. Based on the quoted market price, the fair value of the $350.0 million 2012 Notes was approximately $358.1 million as of July 31, 2019.

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

The components of lease cost were as follows:

	Three Months Ended July 31, 2019
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.6	$0.7	$9.6	$6.8	$3.0	$21.7
Variable lease cost	0.3	—	1.5	1.1	0.5	3.4

	Six Months Ended July 31, 2019
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$3.2	$1.1	$18.4	$13.5	$5.8	$42.0
Variable lease cost	0.5	0.1	2.8	2.1	0.9	6.4

Supplemental operating cash flow information related to leases is as follows:

Six Months Ended July 31,
2019
Cash paid for operating leases included in operating cash flows(1)	$45.9
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	$53.0
  _______________
(1) Includes $6.4 million in variable lease payments not included in "Operating lease liabilities" and "Long-term operating lease liabilities" on the Condensed Consolidated Balance Sheet.

The weighted average remaining lease term for operating leases is 6.0 years at July 31, 2019. The weighted average discount rate was 3.81% at July 31, 2019.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2020 (remainder)	$37.5
2021	71.3
2022	67.2
2023	59.6
2024	46.3
Thereafter	74.0
355.9
Less imputed interest	38.9
Present value of operating lease liabilities	$317.0

As of July 31, 2019, Autodesk has additional operating lease minimum lease payments of $156.4 million for executed leases that have not yet commenced, primarily for office locations.

For the three and six months ended July 31, 2018, rent expense related to operating leases under previous accounting guidance was $15.4 million and $30.5 million, respectively.

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

15. Stockholders' Deficit

Changes in stockholders' deficit by component, net of tax, as of July 31, 2019, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)
Common shares issued under stock plans	0.8	21.1	—	—	21.1
Stock-based compensation expense	—	75.2	—	—	75.2
Post-combination expense related to equity awards assumed	—	0.8	—	—	0.8
Cumulative effect of accounting changes	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(24.2)	(24.2)
Other comprehensive loss	—	—	(6.6)	—	(6.6)
Repurchase and retirement of common shares	(0.6)	(45.5)	—	(54.5)	(100.0)
Balances, April 30, 2019	219.6	2,123.1	(141.6)	(2,226.8)	(245.3)
Common shares issued under stock plans	0.2	(2.6)	—	—	(2.6)
Stock-based compensation expense	—	82.9	—	—	82.9
Post-combination expense related to equity awards assumed	—	0.1	—		0.1
Net income	—	—	—	40.2	40.2
Other comprehensive loss	—	—	(29.1)	—	(29.1)
Repurchase and retirement of common shares (1)	(0.3)	(2.8)	—	(37.7)	(40.5)
Balances, July 31, 2019	219.5	$2,200.7	$(170.7)	$(2,224.3)	$(194.3)
 ________________

(1)
During the three and six months ended July 31, 2019, Autodesk repurchased 0.3 million and 0.9 million shares at an average repurchase price of $159.54 and $168.11 per share, respectively. At July 31, 2019, 16.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' deficit by component, net of tax, as of January 31, 2019 are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2018	218.3	$1,952.7	$(123.8)	$(2,084.9)	$(256.0)
Common shares issued under stock plans	1.0	10.3	—	—	10.3
Stock-based compensation expense	—	54.4	—	—	54.4
Cumulative effect of accounting changes	—	—	—	176.1	176.1
Net loss	—	—	—	(82.4)	(82.4)
Other comprehensive loss	—	—	(10.0)	—	(10.0)
Repurchase and retirement of common shares	(0.2)	(16.4)	—	(4.6)	(21.0)
Balances, April 30, 2018	219.1	2,001.0	(133.8)	(1,995.8)	(128.6)
Common shares issued under stock plans	0.2	(12.9)	—	—	(12.9)
Stock-based compensation expense	—	56.9	—	—	56.9
Cumulative effect of accounting changes	—	—	—	1.4	1.4
Net loss	—	—	—	(39.4)	(39.4)
Other comprehensive loss	—	—	(17.1)	—	(17.1)
Shares issued for acquisition	0.3	44.8	—	—	44.8
Repurchase and retirement of common shares	(1.1)	(77.3)	—	(69.4)	(146.7)
Balances, July 31, 2018	218.5	2,012.5	(150.9)	(2,103.2)	(241.6)
Common shares issued under stock plans	1.4	(28.0)	—	—	(28.0)
Stock-based compensation expense	—	64.2	—	—	64.2
Net loss	—	—	—	(23.7)	(23.7)
Other comprehensive loss	—	—	(6.6)	—	(6.6)
Repurchase and retirement of common shares	(0.8)	(39.6)	—	(63.0)	(102.6)
Balances, October 31, 2018	219.1	2,009.1	(157.5)	(2,189.9)	(338.3)
Common shares issued under stock plans	0.4	(21.9)	—	—	(21.9)
Stock-based compensation expense	—	74.0	—	—	74.0
Purchase price accounting adjustment	—	10.3	—	—	10.3
Net income	—	—	—	64.7	64.7
Other comprehensive income	—	—	22.5	—	22.5
Repurchase and retirement of common shares	(0.1)	—	—	(22.2)	(22.2)
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2019:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2019	$15.0	$3.3	$(16.3)	$(137.0)	$(135.0)
Other comprehensive income (loss) before reclassifications	5.1	1.2	—	(33.2)	(26.9)
Pre-tax losses reclassified from accumulated other comprehensive loss	(4.1)	—	(2.9)	—	(7.0)
Tax effects	(2.0)	(0.3)	0.5	—	(1.8)
Net current period other comprehensive (loss) income	(1.0)	0.9	(2.4)	(33.2)	(35.7)
Balances, July 31, 2019	$14.0	$4.2	$(18.7)	$(170.2)	$(170.7)

Reclassifications related to gains and losses on available-for-sale debt securities are included in "Interest and other (expense) income, net." Refer to Note 5, "Financial Instruments," for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components are included in the computation of net periodic benefit cost. For further information, see the "Retirement Benefit Plans" note in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

17. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$40.2	$(39.4)	$16.0	$(121.8)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	219.6	219.0	219.6	218.8
Effect of dilutive securities (1)	2.8	—	2.7	—
Denominator for dilutive net income (loss) per share	222.4	219.0	222.3	218.8
Basic net income (loss) per share	$0.18	$(0.18)	$0.07	$(0.56)
Diluted net income (loss) per share	$0.18	$(0.18)	$0.07	$(0.56)

____________________

(1)
The effect of dilutive securities of 3.2 million and 3.3 million shares in the three and six months ended July 31, 2018, respectively, have been excluded from the calculation of diluted net income (loss) per share as those shares would have been anti-dilutive due to the net loss incurred during those periods.

The computation of diluted net income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. There were no potentially anti-dilutive shares excluded from the computation of diluted net income (loss) per share for the three and six months ended July 31, 2019 and 2018, respectively.

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

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of the Six Months Ended July 31, 2019 and 2018” below; future revenue, operating expenses, recurring revenue, annualized recurring revenue, cash flow, net revenue retention rate and other future financial results (by product type and geography); the effectiveness of our efforts to successfully manage transitions to new industries; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

We discontinued the sale of new commercial licenses of most individual software products in 2016. Additionally, in June 2017, we commenced a three-year program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription ("M2S"), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, a substantial majority of maintenance plan customers have converted to subscription plan offerings.

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

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized products, and business transacted through our online Autodesk branded store. See Note 3, "Revenue Recognition" in the Notes to the unaudited Condensed Consolidated Financial Statements for further detail on net revenue by indirect and direct channel sales for the three and six months ended July 31, 2019 and 2018.

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

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology, and businesses. For example, in fiscal 2019, we acquired Assemble Systems, a leading provider of key workflow software solutions, PlanGrid, a leading provider of construction productivity software, and BuildingConnected, a leading pre-construction platform. We believe that the acquisitions of Assemble Systems, PlanGrid and BuildingConnected will enable us to offer a more comprehensive, cloud-based construction platform. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these trade-offs in making decisions regarding acquisitions. We currently anticipate that we will continue to acquire products, technology, and businesses as compelling opportunities become available.

In our current business model, annualized recurring revenue ("ARR"), growth of billings, and remaining performance obligations better reflect business momentum. To analyze progress, we have disaggregated our growth between the original maintenance model ("maintenance plan") and the subscription plan model. Maintenance plan subscriptions peaked in the fourth quarter of our fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect the number of these subscriptions to keep declining over time as maintenance plan customers continue to convert to our subscription plans.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly reevaluate our assumptions, judgments and estimates. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2019. In addition, we highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended July 31, 2019, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2019. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2019 and 2018

•	Total net revenue increased 30% and 31% to $796.8 million and $1.53 billion for the three and six months ended July 31, 2019, respectively, compared to the same periods in the prior fiscal year.

•	Total ARR was $3.1 billion, an increase of 31% compared to the second quarter in the prior fiscal year.

•	Subscription plan ARR was $2.7 billion, an increase of 58% compared to the second quarter in the prior fiscal year.

•
Deferred revenue was $2.25 billion, an increase of 8% compared to the fourth quarter in the prior fiscal year. Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) was $2.81 billion, an increase of 5% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three and six months ended July 31, 2019, as compared to the same periods in the prior fiscal year, primarily due to the respective 58% and 63% increase in subscription revenue, partially offset by a 38% decrease in maintenance revenue for both periods primarily as a result of the program to migrate customers from maintenance plans to subscription plans.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 35% of Autodesk’s total net revenue for both the three and six months ended July 31, 2019, and 35% for both the three and six months ended July 31, 2018. During the three and six months ended July 31, 2019, Ingram Micro accounted for 10% of Autodesk's total net revenue. During the three and six months ended July 31, 2018, Ingram Micro accounted for 11% of Autodesk's total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data and Ingram Micro.

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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2019 and 2018:

	Three Months Ended July 31, 2019	Change compared to prior fiscal year		Three Months Ended July 31, 2018
(In millions, except percentage data)		$	%
Recurring Revenue (1)	$767.2	$180.4	31%	$586.8
As a percentage of net revenue	96%	N/A	N/A	96%

	Six Months Ended July 31, 2019	Change compared to prior fiscal year		Six Months Ended July 31, 2018
		$	%
Recurring Revenue (1)	$1,475.0	$356.6	32%	$1,118.4
As a percentage of net revenue	96%	N/A	N/A	95%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

The following table outlines our ARR metric as of July 31, 2019, April 30, 2019 and January 31, 2019.

	As of July 31, 2019	Change compared to prior quarter end		As of April 30, 2019	As of July 31, 2019	Change compared to prior fiscal year end		As of January 31, 2019
		$	%			$	%
Subscription plan ARR	$2,654.8	$271.5	11%	$2,383.3	$2,654.8	$454.7	21%	$2,200.1
Maintenance plan ARR	414.0	(33.9)	(8)%	447.9	414.0	(135.3)	(25)%	549.3
Total ARR (1)	$3,068.8	$237.6	8%	$2,831.2	$3,068.8	$319.4	12%	$2,749.4
 ________________

(1)
The acquisition of a business may cause variability in the comparison of ARR reported in this table above and ARR derived from the revenue reported in the Condensed Consolidated Statements of Operations.

Total ARR increased 8% as of July 31, 2019, as compared to the three months ended April 30, 2019, and 12% as compared to the end of fiscal 2019, primarily due to an 11% and 21% increase, in the respective periods, in subscription plan ARR primarily driven by product subscriptions, including the maintenance-to-subscription ("M2S") program. The increase was partially offset by an 8% and 25% decrease, in the respective periods, in maintenance plan ARR driven by the M2S program.

NR3 was within the range of 110% and 120% as of July 31, 2019 and 2018.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom, and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2019			Six Months Ended July 31, 2019
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	30%	30%	Neutral	31%	30%	Positive
Total spend (2)	14%	15%	Positive	15%	16%	Positive
 ________________

(1)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

(2)	Total spend is the sum of total cost of revenue and total operating expenses.

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

Remaining Performance Obligations

Remaining performance obligations represent deferred revenue and contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not yet been recognized. Unbilled deferred revenue is not included as a receivable or deferred revenue on our Condensed Consolidated Balance Sheets. See Note 3, “Revenue Recognition” for more details on Autodesk's performance obligations.

(in millions)	July 31, 2019	January 31, 2019
Deferred revenue	$2,249.5	$2,091.4
Unbilled deferred revenue	563.0	591.0
Remaining performance obligations	$2,812.5	$2,682.4

We expect that the amount of remaining performance obligations will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At July 31, 2019, we had $991.3 million in cash and marketable securities. Our cash flow from operations increased to $440.5 million for the six months ended July 31, 2019, compared to $26.4 million for the six months ended July 31, 2018. We repurchased 0.9 million shares of our common stock for $140.5 million during the six months ended July 31, 2019. Comparatively, we repurchased 1.3 million shares of our common stock for $167.7 million during the six months ended July 31, 2018. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2019	$	%	July 31, 2018
Net Revenue:
Subscription	$663.7	$243.1	58%	$420.6
Up due to growth across all subscription plan types, led by renewal product subscription revenue, which benefited from the success of the M2S program. Also contributing to the increase was growth in new product subscriptions, cloud service offerings (which benefited from our acquisitions in the fourth quarter of fiscal year 2019) and EBA offerings.

Maintenance (1)	103.5	(62.9)	(38)%	166.4	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	767.2	180.2	31%	587.0
Other	29.6	4.9	20%	24.7
	$796.8	$185.1	30%	$611.7

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2019	$	%	July 31, 2018
Net Revenue:
Subscription	$1,259.5	$488.5	63%	$771.0
Up due to growth across all subscription plan types, led by renewal product subscription revenue, which benefited from the success of the M2S program. Also contributing to the increase was growth in new product subscriptions, cloud service offerings and EBA offerings.

Maintenance (1)	215.5	(132.1)	(38)%	347.6	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	1,475.0	356.4	32%	1,118.6
Other	57.3	4.3	8%	53.0
	$1,532.3	$360.7	31%	$1,171.6
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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2019	$	%	July 31, 2018
Net Revenue by Product Family:
AEC	$334.2	$91.1	37%	$243.1	Up due to increases in revenue from AEC Collections, PlanGrid, EBAs, and BIM 360.
AutoCAD and AutoCAD LT	231.3	54.7	31%	176.6	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	174.6	28.5	20%	146.1	Up due to increases in revenue from MFG Collections and EBAs.
M&E	50.8	9.1	22%	41.7	Up due to increases in revenue from EBAs, M&E Collections, Maya, and 3DS Max.
Other	5.9	1.7	40%	4.2
	$796.8	$185.1	30%	$611.7

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2019	$	%	July 31, 2018
Net Revenue by Product Family:
AEC	$638.5	$173.6	37%	$464.9	Up due to increases in revenue from AEC Collections, PlanGrid, EBAs, and BIM 360.
ACAD and AutoCAD LT	444.5	112.3	34%	332.2	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	342.1	60.6	22%	281.5	Up due to increases in revenue from MFG Collections and EBAs.
M&E	96.3	12.8	15%	83.5	Up due to increases in revenue from M&E Collections, Maya, EBAs, and 3DS Max.
Other	10.9	1.4	15%	9.5
	$1,532.3	$360.7	31%	$1,171.6

Net Revenue by Geographic Area

	Three Months Ended July 31, 2019	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended July 31, 2018
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$267.9	$62.7	31%	*	$205.2
Other Americas	58.0	15.7	37%	*	42.3
Total Americas	325.9	78.4	32%	32%	247.5
EMEA	316.2	67.9	27%	26%	248.3
APAC	154.7	38.8	33%	35%	115.9
Total Net Revenue	$796.8	$185.1	30%	30%	$611.7

Emerging Economies	$97.4	$23.2	31%	32%	$74.2

	Six Months Ended July 31, 2019	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2018
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$517.0	$115.9	29%	*	$401.1
Other Americas	104.7	24.8	31%	*	79.9
Total Americas	621.7	140.7	29%	29%	481.0
EMEA	613.4	144.2	31%	29%	469.2
APAC	297.2	75.8	34%	35%	221.4
Total Net Revenue	$1,532.3	$360.7	31%	30%	$1,171.6

Emerging Economies	$185.3	$45.9	33%	33%	$139.4
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2019	$	%	July 31, 2018
Net Revenue by Sales Channel:
Indirect	$560.2	$120.0	27%	$440.2	Up due to an increase in subscription revenue.
Direct	236.6	65.1	38%	171.5	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total Net Revenue	$796.8	$185.1	30%	$611.7

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2019	$	%	July 31, 2018
Net Revenue by Sales Channel:
Indirect	$1,076.6	$238.1	28%	$838.5	Up due to an increase in subscription revenue.
Direct	455.7	122.6	37%	333.1	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total Net Revenue	$1,532.3	$360.7	31%	$1,171.6

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

Cost of revenue, at least over the near term, is affected by labor costs, the volume and mix of product sales, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products and employee stock-based compensation expense.

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2019	$	%	July 31, 2018
Cost of revenue:
Subscription and maintenance	$53.0	$(1.1)	(2)%	$54.1	Down primarily due to a decrease in professional fees partially offset by an increase in cloud hosting costs.
Other	17.9	5.6	46%	12.3	Up primarily due to an increase in employee-related costs due to higher headcount.
Amortization of developed technology	8.6	5.2	153%	3.4	Up due to an increase in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal year 2019.
Total cost of revenue	$79.5	$9.7	14%	$69.8

Operating expenses:
Marketing and sales	$316.8	$27.7	10%	$289.1
Up primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal year 2019.

Research and development	215.4	34.6	19%	180.8
Up primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal year 2019.

General and administrative	101.4	22.3	28%	79.1
Up primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal year 2019.

Amortization of purchased intangibles	9.7	5.9	155%	3.8	Up due to an increase in amortization expense from acquired purchased intangibles as a result of our acquisitions in the fourth quarter of fiscal year 2019.
Restructuring and other exit costs, net	0.2	(13.6)	*	13.8	Decreased as we substantially completed the actions authorized under the Fiscal 2018 restructuring plan.
Total operating expenses	$643.5	$76.9	14%	$566.6

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2019	$	%	July 31, 2018
Cost of revenue:
Subscription and maintenance	$112.7	$8.2	8%	$104.5	Up due to an increase in cloud hosting and employee-related costs driven by higher headcount.
Other	31.7	6.6	26%	25.1	Up due to an increase in employee-related costs driven by higher headcount.
Amortization of developed technology	17.8	10.8	154%	7.0	Up due to an increase in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal year 2019.
Total cost of revenue	$162.2	$25.6	19%	$136.6

Operating expenses:
Marketing and sales	$630.1	$64.6	11%	$565.5
Up primarily due to increased employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019.

Research and development	421.0	67.4	19%	353.6
Up primarily due to increased employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019.

General and administrative	200.5	48.5	32%	152.0
Up primarily due to increased employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019.

Amortization of purchased intangibles	19.5	11.9	157%	7.6	Up due to an increase in amortization expense from acquired purchased intangibles as a result of our acquisitions in the fourth quarter of fiscal year 2019.
Restructuring and other exit costs, net	0.4	(35.9)	*	36.3	Decreased as we substantially completed the actions authorized under the Fiscal 2018 restructuring plan.
Total operating expenses	$1,271.5	$156.5	14%	$1,115.0
____________________
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the third quarter of fiscal 2020, as compared to the third quarter of fiscal 2019:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Decrease
Marketing and sales	Increase	Decrease
Research and development	Increase	Flat
General and administrative	Decrease	Decrease
Amortization of purchased intangibles	Increase	Flat

Interest and Other (Expense) Income, Net

The following table sets forth the components of interest and other (expense) income, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2019	2018	2019	2018
Interest and investment expense, net	$(15.4)	$(8.7)	$(28.4)	$(21.9)
Gain on foreign currency	2.3	1.8	3.0	3.9
Gain (loss) on strategic investments and dispositions, net	2.2	4.0	(2.8)	6.7
Other income	3.6	4.2	4.7	4.1
Interest and other (expense) income, net	$(7.3)	$1.3	$(23.5)	$(7.2)

The Interest and other (expense) income, net, negatively changed by $8.6 million and $16.3 million during the three and six months ended July 31, 2019, respectively, as compared to the same periods in the prior fiscal year, primarily driven by an increase in interest expense resulting from our term loan entered into on December 17, 2018, with aggregate principal balance outstanding of $250.0 million as of July 31, 2019, as well as a decrease in unrealized gains on our privately-held strategic investments.

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

Autodesk had an income tax expense of $26.3 million, relative to pre-tax income of $66.5 million for the three months ended July 31, 2019, and an income tax expense of $16.0 million, relative to pre-tax losses of $23.4 million for the three months ended July 31, 2018. Autodesk had an income tax expense of $59.1 million, relative to pre-tax income of $75.1 million for the six months ended July 31, 2019, and an income tax expense of 34.6 million, relative to pre-tax losses of $87.2 million for the six months ended July 31, 2018. Income tax expense for the three and six months ended July 31, 2019, increased primarily due to increased foreign income taxes as a result of the increased foreign earnings and withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses as a significant source of negative evidence and maintained a valuation allowance against our deferred tax attributes in the U.S. and certain foreign jurisdictions as of July 31, 2019.

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

As of July 31, 2019, we had $214.4 million of gross unrecognized tax benefits, of which $196.7 million would reduce our valuation allowance, if recognized. The remaining $17.7 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2019 and 2018, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(Unaudited)
Gross profit	$717.3	$541.9	$1,370.1	$1,035.0
Non-GAAP gross profit	$730.7	$549.3	$1,397.6	$1,049.5
Gross margin	90%	89%	89%	88%
Non-GAAP gross margin	92%	90%	91%	90%
Income (loss) from operations	$73.8	$(24.7)	$98.6	$(80.0)
Non-GAAP income from operations	$186.5	$55.6	$318.4	$84.6
Operating margin	9%	(4)%	6%	(7)%
Non-GAAP operating margin	23%	9%	21%	7%
Net income (loss)	$40.2	$(39.4)	$16.0	$(121.8)
Non-GAAP net income	$145.1	$43.2	$244.1	$57.6
GAAP diluted net income (loss) per share	$0.18	$(0.18)	$0.07	$(0.56)
Non-GAAP diluted net income per share	$0.65	$0.19	$1.10	$0.26
GAAP diluted weighted average shares used in per share calculation	222.4	219.0	222.3	218.8
Non-GAAP diluted weighted average shares used in per share calculation	222.4	222.2	222.3	222.0

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(Unaudited)
Gross profit	$717.3	$541.9	$1,370.1	$1,035.0
Stock-based compensation expense	4.8	4.0	9.7	7.5
Amortization of developed technologies	8.6	3.4	17.8	7.0
Non-GAAP gross profit	$730.7	$549.3	$1,397.6	$1,049.5
Gross margin	90%	89%	89%	88%
Stock-based compensation expense	1%	1%	1%	1%
Amortization of developed technologies	1%	1%	1%	1%
Non-GAAP gross margin (1)	92%	90%	91%	90%
Income (loss) from operations	$73.8	$(24.7)	$98.6	$(80.0)
Stock-based compensation expense	88.2	56.9	163.4	111.3
Amortization of developed technologies	8.6	3.4	17.8	7.0
Amortization of purchased intangibles	9.7	3.8	19.5	7.6
CEO transition costs	—	(0.1)	—	(0.1)
Acquisition related costs	6.0	2.5	18.7	2.5
Restructuring and other exit costs, net	0.2	13.8	0.4	36.3
Non-GAAP income from operations	$186.5	$55.6	$318.4	$84.6
Operating margin	9%	(4)%	6%	(7)%
Stock-based compensation expense	11%	9%	11%	9%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition related costs	1%	—%	1%	—%
Restructuring and other exit costs, net	—%	2%	—%	3%
Non-GAAP operating margin (1)	23%	9%	21%	7%
Net income (loss)	$40.2	$(39.4)	$16.0	$(121.8)
Stock-based compensation expense	88.2	56.9	163.4	111.3
Amortization of developed technologies	8.6	3.4	17.8	7.0
Amortization of purchased intangibles	9.7	3.8	19.5	7.6
CEO transition costs	—	(0.1)	—	(0.1)
Acquisition related costs	6.0	2.5	18.7	2.5
Restructuring and other exit costs, net	0.2	14.1	0.4	36.6
(Gain) loss on strategic investments and dispositions, net	(2.2)	(3.9)	2.8	(6.6)
Discrete tax benefit (provision) items	3.3	(8.7)	1.0	(8.7)
Income tax effect of non-GAAP adjustments	(8.9)	14.6	4.5	29.8
Non-GAAP net income	$145.1	$43.2	$244.1	$57.6

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(Unaudited)
Diluted net income (loss) per share	$0.18	$(0.18)	$0.07	$(0.56)
Stock-based compensation expense	0.40	0.26	0.74	0.51
Amortization of developed technologies	0.04	0.02	0.08	0.04
Amortization of purchased intangibles	0.05	0.01	0.09	0.03
Acquisition related costs	0.02	0.01	0.09	0.01
Restructuring and other exit costs, net	—	0.06	—	0.16
(Gain) loss on strategic investments and dispositions, net	(0.01)	(0.02)	0.01	(0.03)
Discrete tax benefit (provision) items	0.01	(0.04)	—	(0.04)
Income tax effect of non-GAAP adjustments	(0.04)	0.07	0.02	0.14
Non-GAAP diluted net income per share	$0.65	$0.19	$1.10	$0.26
____________________

(1)	Totals may not sum due to rounding.

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

Liquidity and Capital Resources

Our primary source of cash is from the sale of our software and related services. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. In addition to operating expenses, we also use cash to fund our stock repurchase program, repay existing debt and invest in our growth initiatives, which include acquisitions of products, technology and businesses. See further discussion of these items below.

At July 31, 2019, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $991.3 million and net accounts receivable of $347.4 million.

On December 17, 2018, Autodesk entered into a Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The maturity date on the credit facility is December 2023. At July 31, 2019, Autodesk had no outstanding borrowings on this line of credit. As of September 4, 2019, we have no amounts outstanding under the credit facility. See Part I, Item 1, Note 12, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility.

On December 17, 2018, we also entered into a Term Loan Agreement which provided for a delayed draw term loan facility in the aggregate principal amount of $500.0 million. On December 19, 2018, we borrowed a $500.0 million term loan under the Term Loan Agreement in connection with the acquisition of PlanGrid, Inc. in December 2018. See Part I, Item 1, Note 12, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion on the Term Loan Agreement terms. At July 31, 2019, $250.0 million was outstanding under the Term Loan Agreement.

In addition to the Term Loan Agreement, as of July 31, 2019, we have $1.60 billion aggregate principal amount of Notes outstanding, of which $449.2 million is classified as "Current portion of long-term notes payable, net" in the Condensed Consolidated Balance Sheets in Part I, Item 1. See Part I, Item 1, Note 12, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2019, approximately 55% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminates U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Six Months Ended July 31,
(in millions)	2019	2018
Net cash provided by operating activities	$440.5	$26.4
Net cash used in investing activities	(32.5)	(40.3)
Net cash used in financing activities	(366.1)	(157.3)

Net cash provided by operating activities of $440.5 million for the six months ended July 31, 2019, includes $260.2 million of non-cash expenses, including stock-based compensation expense, and depreciation, amortization and accretion expense, an increase in changes in operating assets and liabilities of $164.3 million, and our net income of $16.0 million.

The primary working capital source of cash was a decrease in accounts receivable from $474.3 million as of January 31, 2019, to $347.4 million as of July 31, 2019. The primary working capital uses of cash was a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities was $32.5 million for the six months ended July 31, 2019, primarily due to capital expenditures and purchases of marketable securities partially offset by the sale and maturities of marketable securities.

At July 31, 2019, our short-term investment portfolio had an estimated fair value of $67.4 million and a cost basis of $59.8 million. The portfolio fair value consists of short-term trading securities that were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 10, “Deferred Compensation,” in the Notes to the Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $366.1 million for the six months ended July 31, 2019, primary due to the repayment of debt and the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended July 31, 2019:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	0.1	$161.70	0.1	16.8
June 1 - June 30	0.1	157.96	0.1	16.7
July 1 - July 31	0.1	159.60	0.1	16.6
Total	0.3	$159.54	0.3
 ________________

(1)	This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date. See Note 15, “Stockholders' Deficit,” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of July 31, 2019, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Remaining Performance Obligations: The sum of total short-term, long-term, and unbilled deferred revenue. Current remaining performance obligations is the amount of revenue we expect to recognize in the next twelve months.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2019, and January 31, 2019, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $1.36 billion and $1.38 billion at July 31, 2019, and January 31, 2019, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2019, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2019, and January 31, 2019, would increase the fair value of our foreign currency contracts by $124.4 million and $123.4 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2019, and January 31, 2019, would decrease the fair value of our foreign currency contracts by $71.6 million and $98.3 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At July 31, 2019, we had $476.3 million of cash equivalents and marketable securities, including $67.4 million classified as short-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve-month period, the market value change of our marketable securities would not have a material impact on our results of operations.

In December 2018, we entered into a $500.0 million term loan facility, of which $250.0 million was outstanding as of July 31, 2019. The term loan bears interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin between 0.000% and 0.625%, depending on Autodesk's Public Debt Rating or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.875% and 1.625%, depending on Autodesk's Public Debt Rating. Based on Autodesk's current credit ratings the term loan bears interest at a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of 1.125% per annum. A hypothetical increase or decrease of 50 or 100 basis points over a twelve-month period would not have a material impact on our results of operations. The term loan facility matures in December 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global economic and political conditions may impact our industries, business and financial results.

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

As described elsewhere in this Risk Factors section, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets; the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations and financial condition.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry more than 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to cloud, mobile and social applications. Customers are also reconsidering the manner in which they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as our introduction of flexible subscription and service offerings. It is uncertain whether these strategies will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

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

Our business could suffer as a result of costs, charges and risks, including integration risks associated with strategic acquisitions and investments such as the fiscal 2019 acquisitions of Assemble Systems, PlanGrid and BuildingConnected.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% of our net revenue for both the six months ended July 31, 2019 and 2018, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S.

Risks inherent in our international operations include:

•	economic volatility;

•	tariffs, quotas, and other trade barriers and restrictions;

•	fluctuating currency exchange rates, including devaluations, currency controls and inflation, and risks related to any hedging activities we undertake;

•	various, sometimes conflicting, and unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patterns as compared to the developed world;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, and adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	U.S. and foreign tax law changes impacting how multinational companies are taxed;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases.

Some of our business partners also have international operations and are subject to the risks described above.

The "Brexit" vote has exacerbated and may further exacerbate many of the risks and uncertainties described above. The withdrawal of the United Kingdom from the European Union could, among other potential outcomes, adversely affect the tax, currency, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. Although the withdrawal of the United Kingdom from the European Union was scheduled to take effect on March 29, 2019, the withdrawal agreement was subsequently extended until April 12, 2019, and further extended until October 31, 2019. Under the United Kingdom's new premiership, there is significant risk that the United Kingdom will exit from the European Union without agreement between the European Union and United Kingdom on terms addressing customs and trade matters. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United Kingdom, European Union and the other economies in which we operate.

In addition, the current U.S. administration has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations or countries and other government regulations affecting trade between the United States and other countries in which we do business. New or increased tariffs and other changes in U.S. trade policy have triggered and could trigger additional retaliatory actions by affected countries, and certain foreign governments, including the Chinese government, have instituted or are considering imposing trade sanctions on certain U.S. manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance or other trade policies, may increase the cost of, or otherwise interfere with, conducting our business.

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
As we digitize Autodesk and use cloud and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, our and our customers' information. Like other software offerings and systems, ours are vulnerable to security incidents. We devote resources to maintain the security and integrity of our systems, offerings, services and applications (online, mobile and desktop). We accomplish this by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates and accelerating our incident response time. Despite these efforts, we may not prevent security incidents, and we may face delays or other difficulties in identifying or responding to security incidents.
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
The risk of a security incident, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include, but are not limited to, identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, malicious file uploads, backdoor trojans and distributed denial of service (DDoS) attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners or users to disclose information to gain access to our data or our users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. Despite efforts to create security barriers to such threats, it is virtually impossible for us to entirely eliminate these risks.
If any of the foregoing security incidents were to occur or to be perceived to have occurred, our reputation may suffer, our competitive position may be diminished, customers may stop paying for our solutions and services, we could be required to expend significant capital and other resources to evaluate and alleviate the security incident and in an effort to prevent further or additional incidents, and we could face regulatory inquiry, lawsuits and potential liability. We could incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and our financial performance could be negatively impacted.
We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security incident. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
Increasing regulatory focus on privacy issues and expanding laws may impact our business or expose us to increased liability.

Our strategy to digitize Autodesk involves increasing our use of cloud and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect and otherwise process customer data, which may include personal data. Federal, state and foreign government privacy and data security laws apply to the treatment of personal data. Governments, regulators, the plaintiffs’ bar, privacy advocates and customers have increased their focus on how companies collect, process, use, store, share and transmit personal data.
The General Data Protection Regulation ("GDPR") is applicable in all EU member states The GDPR introduced new data protection requirements in the EU and substantial fines for non-compliance. We have modified our privacy practices to comply with GDPR. We have self-certified under the EU-U.S. Privacy Shield program and also make use of model contractual clauses approved by the EU commission in relation to the transfer of personal data from the EU to the United States, The Privacy Shield and the EU Commission’s model contractual clauses are currently the subject of legal challenges in the EU, however, and it is unclear whether these will serve as appropriate means for us to transfer personal data from the EU to the United States. We have also self-certified to the Swiss-U.S. Privacy Shield program in relation to the transfer of personal data from Switzerland to the United States. This Privacy Shield program also may no longer be valid due to possible legal challenge. Additionally, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as "Brexit," which could also lead to further legislative and regulatory changes with regard to personal data. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated at the time, if any, that Brexit is effectuated.
In addition, in June 2018, California enacted the California Consumer Privacy Act (the "CCPA"), which takes effect in January 2020.  The CCPA will, among other things, give California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.  The CCPA was amended in September 2018, and further modifications may be made to this law before it takes effect. Regulations implementing the law are also under development.   We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
The GDPR, CCPA and other state and global laws and regulations increased our responsibility and potential liability in relation to personal data, and we have and will continue to put in place additional processes and programs to demonstrate compliance. Any actual or perceived failure to comply with the GDPR, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
Additionally, we store customer information and content and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us. The GDPR, CCPA other laws and self-regulatory codes may affect our ability to reach current and prospective customers, to understand how our offerings and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers and may cause some customers to stop using, or not to use, our offerings and services. These requirements could impact demand for our offerings and services and result in more onerous contract obligations.
We rely on third parties to provide us with a number of operational and technical services; third-party security incidents could expose us to liability, harm our reputation, damage our competitiveness and adversely impact our financial performance.

We rely on third parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our customers, employees, or partners. Any third-party security incident could compromise the integrity of, or availability or result in the theft of, data. In addition, our operations, or the operations of our customers or partners, could be negatively affected in the event of a security breach, and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our offerings and services, we could face lawsuits and potential liability, and our financial performance could be negatively impacted.
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

For example, we are undergoing a multi-phase project to upgrade our enterprise resource planning (“ERP”) management system to enhance operating efficiencies and provide more effective management of our business operations. We are investing significant capital and human resources into this project. However, there is no assurance that the system upgrade will meet our current or future business needs or that it will operate as designed. The transition to the new ERP system will affect numerous systems necessary for our operation. If we fail to correctly implement one or more components of the ERP system, we may experience significant disruption to our operations including, among other things, temporary loss of data, errors in data, inability to accurately process or record transactions, security issues, failure of systems to communicate with each other and the inability to track or reconcile key data.

Information technology system improvements are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption to our business operations, additional expense, loss of customers, loss of revenue, errors in our accounting and financial reporting or damage to our reputation, all of which could harm our business.

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

In addition, Brexit may contribute to volatility in foreign exchange markets with respect to the British Pound and Euro, which we may not be able to effectively manage, and our financial results could be adversely impacted. Additionally, countries in which we operate may be classified as highly inflationary economies, requiring special accounting and financial reporting treatment for such operations, or such countries’ currencies may be devalued, or both, which may adversely impact our business operations and financial results.

If we do not maintain good relationships with the members of our distribution channel, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our subscriptions, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end users and through a network of distributors and resellers. For the six months ended July 31, 2019 and 2018, approximately 70% and 72%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 35% of our total net revenue for both the six months ended July 31, 2019 and 2018, and Ingram Micro accounted for 10% and 11% of our total net revenue for the six months ended July 31, 2019 and 2018, respectively. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data and Ingram Micro. However, if either distributor were to experience a significant disruption with its business, or if our relationship with either of them were to significantly deteriorate, it is possible that our ability to sell to resellers and end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results.

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

Our financial results, key metrics and other operating metrics fluctuate within each quarter and from quarter to quarter, making our future revenue and financial results difficult to predict.

Our quarterly financial results, key metrics and other operating metrics have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other factors described in this Part II, Item 1A, some of the factors that could cause our financial results, key metrics and other operating metrics to fluctuate include:

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

We derive a substantial portion of our net revenue from sales of subscriptions to a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2019 and 2018, combined revenue from our AutoCAD and AutoCAD LT products, not including collections having AutoCAD or AutoCAD LT as a component, represented 29% and 28% of our total net revenue, respectively.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $1.84 billion of debt, consisting of notes due at various times from June 2020 to June 2027 and a delayed draw term loan facility in the aggregate remaining principal amount of $250.0 million due in December 2020, each as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part II, Item 1A and the following:

•
shortfalls in our expected financial results, including net revenue, ARR, billings, earnings and cash flow or key performance metrics, such as net revenue retention rate or subscriptions, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions;

•	changes in forward-looking estimates of future results, how those estimates compare to securities analyst expectations, or changes in recommendations or confusion on the part of analysts and investors about the short-term and long-term impact to our business;

•	uncertainty about certain governments' abilities to repay debt or effect fiscal policy;

•	the announcement of new offerings or enhancements by us or our competitors;

•	unusual events such as significant acquisitions, divestitures, regulatory actions, and litigation;

•	changes in laws, rules, or regulations applicable to our business;

•	outstanding debt service obligations; and

•	other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

We are involved in legal proceedings and receive inquiries from regulatory agencies. As the global economy has changed and our business has evolved, we have seen an increase in litigation activity and regulatory inquiries. Like many other high technology companies, the number and frequency of inquiries from U.S. and foreign regulatory agencies we have received regarding our business and our business practices, and the business practices of others in our industry, have increased in recent years. In the event that we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any of these cases, our financial results, results of operations, cash flows or the trading prices for our securities could be negatively impacted.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the Tax Act, which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year. Increasingly, governmental tax authorities are scrutinizing corporate tax strategies. Many countries in the European Union, as well as other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws or the interpretation of such tax laws that, if adopted, could increase our tax obligations in many countries where we do business. If the U.S. or foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. In fiscal 2016 and in fiscal 2018, we determined that it was more likely than not that we would not realize our U.S. and Singapore deferred tax assets and established a valuation allowance against the deferred tax assets in each respective jurisdiction. We continued to have a full valuation allowance against our U.S. and Singapore deferred tax assets in fiscal 2019. Changes in the amount of the valuation allowance could result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests and any future adjustments may have a material effect on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended July 31, 2019.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: September 4, 2019

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)