Form 10-K
period 2020-01-31
Autodesk, Inc.
filed 2020-03-19
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 0-14338
_____________________________________________________________
AUTODESK, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-2819853
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer Identification No.)

111 McInnis Parkway,
San Rafael,	California	94903
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (415) 507-5000
 _____________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	ADSK	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 219.8 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the Nasdaq Global Select Market on July 31, 2019) was approximately $34.3 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 13, 2020, the registrant had outstanding 219,521,425 shares of common stock.

2020 Form 10-K 1

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2020.

2020 Form 10-K 2

AUTODESK, INC. FORM 10-K

2020 Form 10-K 3

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, future financial results ( by product type and geography) and subscriptions, the effectiveness of our efforts to successfully manage transitions to new markets, expectations for and our ability to increase annualized recurring revenue, cash flow, our subscription base, and other financial and operational metrics, the potential impact of the recent Coronavirus disease (COVID-19) on our business and results of operations, the impact of past and planned acquisitions and investment activities, expected market trends, including the growth of cloud and mobile computing, the effect of unemployment, the availability of credit, the effects of global economic conditions, the effects of revenue recognition, the effects of newly recently issued accounting standards, expected trends in certain financial metrics, including expenses, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new businesses and sales initiatives, and the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

2020 Form 10-K 4

PART I

ITEM 1.	BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a global leader in 3D design, engineering and entertainment software and services, offering customers productive business solutions through powerful technology products and services. We serve customers in architecture, engineering and construction; product design and manufacturing; and digital media and entertainment industries. Our customers design, fabricate, manufacture and build anything by visualizing, simulating and analyzing real-world performance early in the design process. These capabilities allow our customers to foster innovation, optimize their designs, streamline their manufacturing and construction processes, save time and money, improve quality, deliver more sustainable outcomes, communicate plans, and collaborate with others. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors.

Corporate Information

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

PRODUCTS

Our architecture, engineering and construction products improve the way building, infrastructure, and industrial projects are designed, built, and operated. Our product development and manufacturing software provides manufacturers in automotive, transportation, industrial machinery, consumer products and building product industries with comprehensive digital design, engineering, manufacturing and production solutions. These technologies bring together data from all phases of the product development and production life cycle, creating a digital pipeline that supports greater productivity, accuracy through process automation, and insights that enable more sustainable outcomes. Our digital media and entertainment products provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects and games production. Our portfolio of products and services enables our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others. A summary of our revenue by geographic area and product family is found in Note 2, “Revenue Recognition,” in the Notes to Consolidated Financial Statements.

Autodesk’s product offerings, sold through a subscription, include:

Architecture, Engineering and Construction ("AEC")

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

2020 Form 10-K 5

•	Industry Collections

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

AutoCAD and AutoCAD LT

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

Manufacturing ("MFG")

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

The Product Design & Manufacturing Collection offers connected, professional-grade tools that help our customers make great products today and compete in the changing manufacturing landscape of the future. The collection offers access to a wide range of our products, including AutoCAD, Fusion 360, Vault, and Inventor.

2020 Form 10-K 6

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

•	Vault

Vault data management software makes it easier to manage data in one central location, accelerate design processes, and streamline internal/external collaboration. Vault integrates with more than 30 Autodesk design applications, provides powerful revisioning and access control capabilities, and enables customers to share product data securely to improve engineering cycle time and reduce manufacturing errors.

Media and Entertainment ("M&E")

•	Industry Collections

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

PRODUCT DEVELOPMENT AND INTRODUCTION

The technology industry is characterized by rapid technological change in computer hardware, operating systems, and software. In addition, our customers’ requirements and preferences rapidly evolve, as do their expectations of the performance of our software and services. To keep pace with these changes, we maintain a vigorous program of new product development to address demands in the marketplace for our products, such as enabling more flexibility and sustainable outcomes.

The software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. To address this shift, Autodesk made a strategic decision to shift its business model from selling perpetual licenses to selling subscriptions. Subscription plan offerings are designed to give our customers increased flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-based users and small businesses. Subscriptions represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders. We discontinued the sale of new commercial licenses of most individual software products in 2016. Additionally, in June 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription ("M2S"), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, a substantial majority of maintenance plan customers have converted to subscription plan offerings. We will be retiring maintenance offerings as of August 7, 2021. Customers will have a one-year period starting August 7, 2020 to convert a maintenance seat to subscription plan offerings. Additionally, in order to offer better

2020 Form 10-K 7

service to our customers, we are transitioning our existing customers from serial numbers to named users. We migrated our single user subscriptions in fiscal 2020 and are planning to transition multi-user subscriptions to named users in fiscal 2021.

We dedicate considerable technical and financial resources to research and development to further enhance our existing products and to create new solutions and technologies to expand our market opportunity and deliver additional automation and insights to our customers. For example, in fiscal 2020, we continued and expanded our investments in construction. We continued to make investments in the traditional data creation tools to support the design and pre-construction phases, while expanding our investment in the areas of site execution with process and project management Construction Cloud tools. Recognizing the value of data continuity across the construction lifecycle of design, building and operations, we made investments in the pre-construction and site execution phases of the project through our cloud-based tools. To connect the phases of construction upstream with design, we invested in and announced our Construction Cloud project delivery platform that allows individuals, teams and projects to be connected across all phases in a common data platform and increase efficiencies. We anticipate ongoing investments in construction that support pre-construction, site execution as well as the handover phase of the project and will continue to invest in connecting workflows and data across the ecosystem of the project.

Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire products or technology developed by others by purchasing or licensing products and technology from third parties. We continually review these investments to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.

The majority of our research and product development is performed in the United States, China, Singapore, Canada, and the United Kingdom. However, we employ experienced software developers in many of our other locations. Translation and localization of our products are performed in several local markets, principally Singapore and Ireland. We generally localize and translate our products into German, French, Italian, Spanish, Russian, Japanese, Korean, and simplified and traditional Chinese.

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

MARKETING AND SALES

We sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with our enterprise and named account customers and with customers through our online Autodesk branded store. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,500 resellers and distributors worldwide. For fiscal 2020, approximately 70% of our revenue was derived from indirect channel sales through distributors and resellers.

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

Sales through our largest distributor, Tech Data Corporation and its global affiliates (collectively, "Tech Data"), accounted for 35%, 35%, and 31% of our net revenue for fiscal years ended January 31, 2020, 2019, and 2018, respectively. Ingram Micro Inc. ("Ingram Micro"), our second largest distributor, accounted for 10%, 11%, and 8% of Autodesk's total net revenue for fiscal years ended January 31, 2020, 2019, and 2018, respectively. We believe our business is not substantially dependent on either Tech Data or Ingram Micro. Should any of the agreements between us and Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would

2020 Form 10-K 8

be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

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

We generate revenue primarily through various offerings that provide recurring revenue. Under our subscription plan, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions through term-based product subscriptions, cloud service offerings, and enterprise business agreements. With the discontinuation of the sale of perpetual licenses, we have transitioned away from selling a mix of perpetual licenses and maintenance plans in favor of a consolidated subscription model. However, our customers who have previously purchased a perpetual use license for the most recent version of the underlying product are able to renew a previously purchased maintenance plan, until maintenance offerings are retired as of August 7, 2021, that provides them with unspecified upgrades when and if available, and receive online support during the term of their maintenance contract.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a multi-tiered support model, augmented by direct programs designed to address certain specific customer needs. Most of our customers receive support and training from the resellers and distributors from which they purchased subscriptions or licenses for our products or services, with Autodesk in turn providing second tier support to the resellers and distributors. Other customers are supported directly via self-service using the Autodesk Knowledge Network which guides customers to answers in our online support assets, support forums, webinars or to support representatives using different modalities such as social media, phone, email and webchat. We also support our resellers and distributors through technical product training, sales training classes, webinars and other knowledge sharing programs.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE PROGRAMS

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

2020 Form 10-K 9

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

Internally, we are investing in best practices to mitigate our greenhouse gas emissions and climate change risk through investments in renewable energy, energy efficiency, disaster management and recovery strategies, and materials innovation. We are on track to meet our science-based greenhouse gas reduction target of 43% absolute emissions by fiscal 2020 and have announced a new commitment to being net-zero emissions by the end of fiscal 2021. Our results will be published in our fiscal 2020 sustainability report.

Climate Change Governance

With oversight from our CEO, the Sustainability & Foundation Team has direct responsibility for setting and implementing our corporate sustainability strategy, including our climate change strategy.

Emissions Performance & Other Key Performance Indicators

By end of fiscal 2019, Autodesk had reduced its net greenhouse gas emissions for its operational boundary by 41% from our fiscal year 2009 baseline to 178,000 metric tons of carbon dioxide equivalent. This reduction was accomplished through increased investment in renewable energy and energy efficiency in our global real estate portfolio and investments with our customers to create carbon avoidance projects that generate verified emission reduction credits. More information about our sustainability commitment can be found in our annual sustainability reports, which we have published on our website since 2008. Our fiscal 2020 sustainability report will be published in the second quarter of fiscal 2021.

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

DEVELOPER PROGRAMS

Our business and our customers benefit from our relationships with an extensive developer network. These developers create and sell their own interoperable products that further enhance the range of integrated solutions available to our

2020 Form 10-K 10

customers. One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third-parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have created our web services platform, Autodesk Forge. The Forge Platform includes web services that enable software developers to rapidly develop the next generation of applications, and experiences that will power the future of making things. Forge facilitates the development of a single connected ecosystem for integrating Autodesk applications with other enterprise, web and mobile solutions.

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

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors include Adobe Systems Incorporated, AVEVA Group plc, Bentley Systems, Inc., Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, Oracle Corporation, Procore Technologies, Inc., PTC Inc., 3D Systems Corporation, Siemens PLM, and Trimble Navigation Limited, among others.

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry continues to undergo a platform shift from the personal computer to cloud and mobile computing. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of new competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing, and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins, and loss of market share, any of which could harm our business. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

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

2020 Form 10-K 11

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

While we have recovered some revenue resulting from the unauthorized use of our software solutions, we are unable to measure the full extent to which unauthorized use of our software products exists. We believe, however, that unauthorized use of our software is and can be expected to be a persistent problem that negatively impacts our revenue and financial results. We believe that our transition from perpetual use software licenses to a subscription-based business model combined with the change from desktop to cloud-based computing will shift the incentives and means by which software is used without authorization.

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

EMPLOYEES

As of January 31, 2020, we employed approximately 10,100 people. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

2020 Form 10-K 12

ACQUISITIONS

Over the past three years, we acquired new technology or supplemented our existing technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2019 and 2018, we acquired companies accounted for as business combinations. There were no business combinations or technology acquisitions in fiscal year 2020. The following were significant acquisitions for fiscal years 2019 and 2018:

Date of closing	Company	Details
January 2019	BuildingConnected, Inc. ("BuildingConnected")	The acquisition of BuildingConnected enabled Autodesk to add bid-management capabilities to its construction portfolio.
December 2018	PlanGrid, Inc. ("PlanGrid")	The acquisition of PlanGrid enabled Autodesk to offer a more comprehensive, cloud-based construction platform.
July 2018	Assemble Systems, Inc. ("Assemble Systems")	The acquisition of Assemble Systems enabled Autodesk's customers to influence, query and connect BIM data to key workflows across bid management, estimating, scheduling, site management and finance.

GLOSSARY OF TERMS

Annualized Recurring Revenue (ARR)—Represents the annualized value of total monthly recurring revenue for the preceding three months. "Maintenance plan ARR” captures ARR relating to traditional maintenance attached to perpetual licenses. "Subscription plan ARR" captures ARR relating to subscription offerings. Refer to the definition of recurring revenue below for more details on what is included within ARR. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

ARR is currently one of our key performance metrics to assess the health and trajectory of our business. ARR should be viewed independently of revenue and deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.

Billings—Total revenue plus net change in deferred revenue from the beginning to the end of the period.

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

Core Business—Represents the combination of maintenance, product subscription, and EBA.

Enterprise Business Agreements (EBAs)—Represents programs providing enterprise customers with token-based access or a fixed maximum number of seats to a broad pool of Autodesk products over a defined contract term.

Free Cash Flow—Cash flow from operating activities minus capital expenditures.

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

2020 Form 10-K 13

Net Revenue Retention Rate (NR3): Measures the year-over-year change in ARR for the population of customers that existed one year ago (“base customers”). Net revenue retention rate is calculated by dividing the current period ARR related to base customers by the total ARR from one year ago related to same base customers. ARR is based on USD reported revenue, and fluctuations caused by changes in foreign currency exchange rates and hedge gains or losses have not been eliminated.  ARR related to acquired companies is excluded from the calculation for at least one year from integration.

Other Revenue—Consists of revenue from consulting, training and other services, and is recognized over time as the services are performed. Other revenue also includes software license revenue from the sale of products which do not incorporate substantial cloud services and is recognized up front.

Product Subscription—Provides customers the most flexible, cost-effective way to access and manage 3D design, engineering, and entertainment software tools. Our product subscriptions currently represent a hybrid of desktop and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders.

Recurring Revenue—Consists of the revenue for the period from our legacy maintenance plans and revenue from our subscription plan offerings. It excludes subscription revenue related to consumer product offerings, select Creative Finishing product offerings, education offerings, and third-party products. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

Remaining Performance Obligations (RPO)—The sum of total short-term, long-term, and unbilled deferred revenue. Current remaining performance obligations is the amount of revenue we expect to recognize in the next twelve months.

Spend—The sum of cost of revenue and operating expenses.

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

Subscription Revenue—Includes subscription fees from product subscriptions, cloud service offerings, and EBAs.

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

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can occur abruptly. For example, the recent Coronavirus disease (COVID-19) has caused additional uncertainty in the global economy. The extent to which COVID-19 may impact our financial condition or results of operations is currently uncertain and will depend on developments such as the impact on our customers, vendors, distributors and resellers. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology

2020 Form 10-K 14

purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud enabled technologies. Customers are also reconsidering how they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as our introduction of flexible subscription and service offerings. For example, in fiscal 2021, we are transitioning multi-subscription plans to named user plans. It is uncertain whether these strategies, including our product and pricing changes, will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

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

2020 Form 10-K 15

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% of our net revenue in both fiscal 2020 and 2019, respectively. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S.

Risks inherent in our international operations include:

•	economic volatility;

2020 Form 10-K 16

•	tariffs, quotas, and other trade barriers and restrictions;

•	fluctuating currency exchange rates, including devaluations, currency controls and inflation, and risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patterns as compared to the developed world;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, and adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	U.S. and foreign tax law changes impacting how multinational companies are taxed and the complexities of tax reporting;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases, such as COVID-19.

Some of our business partners also have international operations and are subject to the risks described above.

The "Brexit" vote has exacerbated and may further exacerbate many of the risks and uncertainties described above. The United Kingdom officially left the European Union pursuant to Brexit on January 31, 2020, with a transitional period set to end on December 31, 2020. The withdrawal of the United Kingdom from the European Union could, among other potential outcomes, adversely affect the tax, tax treaty, banking, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, create currency volatility, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. While the United Kingdom left the European Union as of January 31, 2020, it has until December 31, 2020 to negotiate a new trade agreement addressing customs and trade matters. Further, uncertainty around these and related issues could lead to adverse effects on the United Kingdom economy, the European Union economies, and the other economies in which we operate.

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

2020 Form 10-K 17

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
The risk of a security incident, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These threats include but are not limited to identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application centric attacks, peer-to-peer attacks, phishing, malicious file uploads, backdoor trojans and distributed denial of service (DDoS) attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners or users to disclose information to gain access to our data or our users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. Despite efforts to create security barriers to such threats, it is impossible for us to entirely eliminate these risks.
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
The effect of the novel coronavirus COVID-19 on Autodesk’s business is currently unknown but it may adversely affect our business and results of operations.

The impacts of the global emergence of COVID-19 on our business and financial results are currently unknown.  We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications.  We have observed other companies as well as many governments taking precautionary and preemptive actions to address COVID-19, and they may take further actions that alter their normal business operations.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of

2020 Form 10-K 18

our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.

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
The General Data Protection Regulation ("GDPR") is applicable in all European Union member states and introduced new data protection requirements in the European Union and substantial fines for non-compliance. We have modified our privacy practices to comply with GDPR. We have self-certified under the EU-U.S. Privacy Shield program and make use of model contractual clauses approved by the European Commission in relation to the transfer of personal data from the European Union to the United States. The Privacy Shield and the European Commission’s model contractual clauses are currently the subject of legal challenges in the European Union, however, and it is unclear whether these will serve as appropriate means for us to transfer personal data from the European Union to the United States. We have also self-certified to the Swiss-U.S. Privacy Shield program in relation to the transfer of personal data from Switzerland to the United States. This Privacy Shield program also may no longer be valid due to possible legal challenges. Additionally, in June 2016, the United Kingdom voted to leave the European Union, which could also lead to further legislative and regulatory changes with regard to personal data. The United Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated at the time, if any, that Brexit is effectuated.
In addition, in June 2018, California enacted the California Consumer Privacy Act (the "CCPA"), which took effect in January 2020.  The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.  The CCPA was amended in September 2018 and November 2019, and modifications were proposed in February 2020. It is unclear whether further modifications will be made to this law. Additionally, in October 2019, the California Department of Justice published a notice of proposed rulemaking action with respect to draft regulations to implement the CCPA.  We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in to comply.
The GDPR, CCPA and other state and global laws and regulations increased our responsibility and potential liability in relation to personal data, and we have and will continue to put in place additional processes and programs to demonstrate compliance. New privacy laws and regulations are under development at the U.S. Federal and state level and many international jurisdictions. Any actual or perceived failure to comply with the GDPR, the CCPA or other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
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

2020 Form 10-K 19

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

From time to time, we may rely on a single or limited number of suppliers, or upon suppliers in a single country, for the provision of services and materials that we use in the operation of our business and production of our solutions. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

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

2020 Form 10-K 20

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

2020 Form 10-K 21

If we do not maintain good relationships with the members of our distribution channel, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our subscriptions, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. For fiscal 2020 and fiscal 2019, approximately 70% and 71%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 35% of our total net revenue for both fiscal 2020 and 2019 and Ingram Micro accounted for 10% and 11% of our total net revenue for fiscal 2020 and 2019, respectively. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant disruption with its business, or if our relationship with either of them were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results. For example, on November 13, 2019, Tech Data announced that it had entered into a definitive agreement to be acquired by an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager. The transaction is not subject to a financing condition and is expected to close in the first half of calendar year 2020, subject to the satisfaction of customary closing conditions. The transaction has been approved by Tech Data stockholders but has not yet closed. If there is any uncertainty resulting from the transaction between Tech Data and Apollo with the resellers and end users who currently purchase our products through Tech Data, our ability to sell to these resellers and end users could be, at least temporarily, negatively impacted.

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

Our financial results, key metrics and other operating metrics fluctuate within each quarter and from quarter to quarter making our future revenue and financial results difficult to predict.

Our quarterly financial results, key metrics and other operating metrics have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results, key metrics and other operating metrics to fluctuate include:

•	general market, economic, business, and political conditions in Europe, APAC, and emerging economies;

•	failure to produce sufficient revenue, ARR, billings, subscription, profitability and cash flow growth;

•
failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies;

2020 Form 10-K 22

•	potential goodwill impairment charges related to prior acquisitions

•	failure to manage spend;

•	changes in billings linearity;

•	changes in subscription mix, pricing pressure or changes in subscription pricing;

•	weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;

•	the success of new business or sales initiatives;

•	security breaches, related reputational harm, and potential financial penalties to customers and government entities;

•	restructuring or other accounting charges and unexpected costs or other operating expenses;

•	timing of additional investments in our technologies or deployment of our services;

•	changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board, Securities Exchange Commission or other rule-making bodies;

•	fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;

•	dependence on and the timing of large transactions;

•	adjustments arising from ongoing or future tax examinations;

•	the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;

•	failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;

•	our ability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices and new computing platforms;

•	the timing of the introduction of new products by us or our competitors;

•	the financial and business condition of our reseller and distribution channels;

•	perceived or actual technical or other problems with a product or combination of subscriptions;

•	unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;

•	increases in cloud functionality-related expenses;

•	timing of releases and retirements of offerings;

•	changes in tax laws, tax or accounting rules and regulations, such as increased use of fair value measures;

•	changes in sales compensation practices;

•	failure to effectively implement and maintain our copyright legalization programs, especially in developing countries;

•	renegotiation or termination of royalty or intellectual property arrangements;

•	interruptions or terminations in the business of our consultants or third-party developers;

2020 Form 10-K 23

•	the timing and degree of expected investments in growth and efficiency opportunities;

•	failure to achieve continued success in technology advancements;

•	catastrophic events, natural disasters, or public health situations, such as pandemics and epidemics, including COVID-19;

•	regulatory compliance costs; and

•	failure to appropriately estimate the scope of services under consulting arrangements.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During fiscal 2020 and fiscal 2019, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 29% and 28% of our total net revenue, respectively.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $2.1 billion of debt, consisting of notes due at various times from December 2022 to January 2030, as described in Part 2, Item 8. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, as described in Part 2, Item 8. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are required to comply with the covenants set forth in our credit agreement, such as an interest coverage ratio in effect January 31, 2019, and a leverage ratio in effect July 31, 2019. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part 2, Item 8 and any outstanding indebtedness under the credit agreement may be

2020 Form 10-K 24

declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

If we are not able to adequately protect our proprietary rights, our business could be harmed.

We rely on a combination of patent, copyright and trademark laws, trade secret protections, confidentiality procedures and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software is time-consuming and costly. We are unable to measure the extent to which unauthorized use of our software exists and we expect that unauthorized use of software will remain a persistent problem, particularly in emerging economies. Furthermore, our means of protecting our proprietary rights may not be adequate.

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our offerings by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our employees, customers, contractors, vendors and partners. However, it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

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

We rely on software from third parties, and a failure to properly manage our use of third-party software could result in increased costs or loss of revenue.

Many of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and software licensed under public open source licenses. We have internal processes to manage our use of such third-party software. However, if we fail to adequately manage our use of third-party software, then we may be subject to copyright infringement or other third-party claims. If we are non-compliant with a license for commercial software, then we may be required to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software licensed under certain “copyleft” licenses, the license itself may require, or a court-imposed remedy for non-compliant use of the open source software may require, that proprietary portions of our own software be publicly disclosed or licensed. This could result in a loss of intellectual property rights, increased costs, damage to our reputation and/or a loss of revenue.

2020 Form 10-K 25

From time to time we realign or introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

As part of our effort to accommodate our customers' needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as realigning our development and marketing organizations, offering software as a service, and realigning our internal resources in an effort to improve efficiency. We may take such actions without clear indications that they will prove successful, and at times, we have been met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers' needs at the right time and price. Often, we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•
shortfalls in our expected financial results, including net revenue, ARR, billings, earnings and cash flow or key performance metrics, such as subscriptions, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;

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

2020 Form 10-K 26

Our investment portfolio consists of a variety of investment vehicles that are subject to interest rate trends, market volatility, and other economic factors. If general economic conditions decline, this could cause the credit ratings of our investments to deteriorate, illiquidity in the financial marketplace, and we may experience a decline in interest income and an inability to sell our investments, leading to impairment in the value of our investments.

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

Changes in tax rules and regulations, and uncertainties in interpretation and application, could materially affect our tax obligations and effective tax rate.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our expected geographic mix of earnings, statutory rates, intercompany arrangements, including the manner we develop, value and license our intellectual property, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. While we believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities and may have a significant impact on our effective tax rate.

Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the U.S. Tax Cuts and Jobs Act ("Tax Act"), which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year. Due to the complexity and varying interpretations of the Tax Act, the U.S. Department of

2020 Form 10-K 27

Treasury and other standard-setting bodies have been issuing and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate impact to our results of operations from the Tax Act, including for our prior tax years.

Increasingly, governmental tax authorities are scrutinizing existing corporate tax regulatory and legal regimes. Many countries in the European Union, as well as other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering new taxing regimes and changes to existing tax laws that are contrary to the way in which we have interpreted and historically applied the rules and regulations in our tax returns filed in such jurisdictions. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could have a significant adverse effect on our results of operations or the way we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.

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

2020 Form 10-K 28

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. In fiscal 2016, and in fiscal 2018, we determined that it was more likely than not that Autodesk would not realize our U.S. and Singapore deferred tax assets, respectively, and established a valuation allowance against the deferred tax assets. We continued to have a full valuation allowance against our U.S., Canada and Netherlands and released our valuation allowance against our Singapore deferred tax assets in fiscal 2020. Release of the Singapore valuation allowance resulted in a material benefit in the fourth quarter. Changes in the amount of the U.S. and

2020 Form 10-K 29

foreign jurisdictions valuation allowance could also result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests on our worldwide deferred tax assets, incorporating the complex interplays of U.S. global taxation of earnings under the Tax Act, any future adjustments to the realizability of our deferred tax assets may have a material effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 2,200,000 square feet of office space in 106 locations in the United States and internationally through our foreign subsidiaries. Our executive offices are in leased office space in San Francisco, California, and our corporate headquarters are in leased office space in San Rafael, California. Our San Rafael facilities consist of approximately 162,000 square feet under leases that have expiration dates ranging from January 2023 to December 2024. Our San Francisco facilities consist of approximately 328,000 square feet under leases that have expiration dates ranging from December 2020 to June 2026. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

All facilities are in good condition. Our facilities are operating at capacities averaging 85% occupancy worldwide as of January 31, 2020. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 9, “Leases,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations, inquiries and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, tax, prosecution of unauthorized use, business practices, and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows, or financial position in a particular period, however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

2020 Form 10-K 30

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

Our common stock is traded on the Nasdaq Global Select Market under the symbol ADSK.

DIVIDEND POLICY

We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

STOCKHOLDERS

As of January 31, 2020, the number of common stockholders of record was 352. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2020:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1 - November 30	—	$—	—	15.7
December 1 - December 31	0.4	182.41	0.4	15.3
January 1 - January 31	0.6	193.71	0.6	14.7
Total	1.0	$189.52	1.0
____________________

(1)	Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.

(2)
These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three months ended January 31, 2020.

2020 Form 10-K 31

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

Comparison of Five Year Cumulative Total Stockholder Return (1)
___________________

(1)
Assumes $100 invested on January 31, 2015, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

2020 Form 10-K 32

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the fiscal years ended January 31, 2020 and 2019, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows data for the fiscal year ended January 31, 2018, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Balance Sheet data for the fiscal year ended January 31, 2018, and the remaining financial data for the fiscal years ended January 31, 2017 and 2016, are derived from audited, consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2020 (1)	2019 (2)	2018	2017	2016
	(In millions, except per share data)
Net revenue	$3,274.3	$2,569.8	$2,056.6	$2,031.0	$2,504.1
Income (loss) from operations	343.0	(25.0)	(509.1)	(499.6)	1.3
Net income (loss)	214.5	(80.8)	(566.9)	(582.1)	(330.5)
Cash flow from operations	$1,415.1	$377.1	$0.9	$169.7	$414.0
Common stock data:
Basic net income (loss) per share	$0.98	$(0.37)	$(2.58)	$(2.61)	$(1.46)
Diluted net income (loss) per share	$0.96	$(0.37)	$(2.58)	$(2.61)	$(1.46)
Balance sheet data:
Total assets	$6,179.3	$4,729.2	$4,113.6	$4,798.1	$5,515.3
Long-term liabilities	3,099.2	2,638.9	2,246.4	1,879.1	2,304.7
Stockholders’ (deficit) equity	$(139.1)	$(210.9)	$(256.0)	$733.6	$1,619.6
____________________

(1)
Reflects the impact of the adoption of a new accounting standard in fiscal year 2020, Accounting Standards Codification ("ASC") Topic 842. See Part II, Item 8, Note 1, Business and Summary of Significant Accounting Policies, Accounting Standards Adopted, of our consolidated financial statements for additional information. Prior periods were not adjusted.

(2)	Reflects the impact of the adoption of new accounting standards in fiscal year 2019 related to ASC Topic 606 and ASC Topic 340. Prior periods were not adjusted.

2020 Form 10-K 33

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy” and “Overview of Fiscal 2020” below, in “Results of Operations-Impacts of COVID-19 to Autodesk’s Business,” future net revenue, operating expenses, recurring revenue, annualized recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, other future financial results (by product type and geography), subscriptions and annualized revenue per subscription, the effectiveness of our efforts to successfully manage transitions to new markets, our ability to increase our subscription base, expected market trends, the impact of planned and past acquisitions and investment activities, the effects of global economic conditions, the effects of revenue recognition, the effects of recently issued accounting standards, expectations regarding our cash needs, the effects of fluctuations in exchange rates and our hedging activities on our financial results, our ability to successfully expand adoption of our products, our ability to gain market acceptance of new business and sales initiatives, the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries, the timing and amount of purchases under our stock buy-back plan, and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth above in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

STRATEGY

Autodesk makes software for people who make things. If you have ever driven a high-performance car, admired a towering skyscraper, used a smartphone, or watched a great film, chances are you have experienced what millions of Autodesk customers are doing with our software. We empower innovators to achieve the new possible - enabling them to discover first-in-kind solutions to complex design challenges, deliver tangible outcomes in record time, and make data-powered decisions for sustainable outcomes.

Our strategy is to build enduring relationships with customers, delivering innovative technology that provides valuable automation and insight into their design and make process. To drive execution of our strategy, we are focused on three strategic priorities: delivering on the promise of subscription, digitizing the company, and reimagining construction, manufacturing, and production.

We equip and inspire our users with the tailored tools, services, and access they need for success today and tomorrow. At every step, we help users harness the power of data to build upon their ideas and explore new ways of imagining, collaborating, and creating to achieve better outcomes for their customers, for society, and for the world. And because creativity can’t flourish in silos, we connect what matters - from steps in a project to collaborators on a unified platform.

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

Product Evolution

To address this shift, Autodesk made a strategic decision to shift its business model from selling perpetual licenses and maintenance plans to selling subscriptions.

Today, we offer subscriptions for individual products and Industry Collections, EBAs, and cloud service offerings (collectively referred to as "subscription plan"). Subscription plans are designed to give our customers more flexibility with how they use our offerings and to attract a broader range of customers, such as project-based users and small businesses.

2020 Form 10-K 34

Our subscription plans currently represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, BIM 360, Shotgun, AutoCAD web app and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing and data management processes. We believe that customer adoption of these new offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these new services.

Industry Collections provide our customers with increased access to a broader selection of Autodesk solutions and services that exceeds those previously available in suites - simplifying the customers' ability to get access to a complete set of tools for their industry.

We discontinued the sale of new commercial licenses of most individual software products in fiscal 2016. Additionally, in fiscal 2018, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription ("M2S"), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, a substantial majority of maintenance plan customers have converted to subscription plan offerings. We will be retiring maintenance offerings as of Augest 7, 2021. Customers will have a one-year period starting August 7, 2020, to convert a maintenance seat to subscription plan offerings.

To support our strategic priority of re-imagining construction, in fiscal 2019, we strengthened the foundation of our construction solutions with both organic and inorganic investments. In addition to investing in our BIM 360 portfolio, we acquired Assemble Systems for quantity take off functionality, PlanGrid for document-centric workflows and field execution, and BuildingConnected for bidding and estimation processes. The broadened product portfolio, the Autodesk Construction Cloud, has helped us expand our presence with sub-contractors, trades people, and building owners.

As part of our manufacturing strategy, we continue to attract both global manufacturing leaders and disruptive startups with our generative design and our Fusion 360 technology enhancements.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology, and businesses. For example, in fiscal 2019, we acquired Assemble Systems, a leading provider of key workflow software solutions, PlanGrid, a leading provider of construction productivity software, and BuildingConnected, a leading pre-construction platform. We believe that these acquisitions have enabled us to offer a more comprehensive, cloud-based construction platform. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these factors in making decisions regarding acquisitions. We currently anticipate that we will continue to acquire products, technology, and businesses as compelling opportunities become available.

We evaluate annualized recurring revenue ("ARR"), growth of billings, and remaining performance obligations in determining business momentum. To analyze progress, we have disaggregated our growth between the original maintenance model and the subscription plan model. Maintenance plan subscriptions peaked in the fourth quarter of fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect the number of these subscriptions to keep declining over time as maintenance plan customers continue to convert to our subscription plans. We will be retiring maintenance offerings as of August 7, 2021. Customers will have a one-year period starting August 7, 2020 to convert a maintenance seat to subscription plan offerings.

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 2, "Revenue Recognition" in the Notes to the Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the fiscal years ended January 31, 2020, 2019, and 2018.

We anticipate that our channel mix will continue to change as we scale our online Autodesk branded store business and our largest accounts shift towards direct-only business models. However, we expect our indirect channel will continue to transact and support the majority of our customers and revenue. We employ a variety of incentive programs and promotions to

2020 Form 10-K 35

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

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educational institutions, educators, and students is a key competitive advantage which has been cultivated over an extensive period. This network of partners and relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our solutions quickly and easily. We have a significant number of registered third-party developers who create products that work well with our solutions and extend them for a variety of specialized applications.

Better World

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

Assumptions Behind Our Strategy

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles. In preparing our Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that of all our significant accounting policies, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these

2020 Form 10-K 36

are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition -  Judgments with Multiple Performance Obligations. Our contracts with customers may include promises to transfer multiple products and services to a customer. A performance obligation is a promise in a contract with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as a single performance obligation may require significant judgment that requires us to assess the nature of the promise and value delivered to the customer and the interaction of the desktop applications and cloud functionalities.

For our product subscriptions, cloud service offerings, and flexible enterprise business arrangements, the functional nature of the promise, as well as the customers' value expectations, led us to conclude desktop applications and cloud functionalities are not distinct in the context of the contract and should be accounted for as a single performance obligation. There is a high degree of interaction of the desktop applications and cloud functionalities, which is not available with the desktop applications alone or in conjunction with third-party cloud service providers. Furthermore, customers are not able to use the desktop applications for its intended purpose without our cloud functionalities.

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

Privately Held Company Investments. Privately held debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying value is adjusted for our privately held equity securities if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. The determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including the nature of rights and obligations of the investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.

These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

We assess our privately held debt and equity securities strategic investment portfolio quarterly for impairment. Our impairment analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is impaired, we record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.

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

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such

2020 Form 10-K 37

assumptions, estimates or actual results. Examples of critical estimates used in valuing certain of the intangible assets and in determining the assets' useful lives for the assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from sales, subscriptions and maintenance agreements, and acquired developed technologies;

•
the acquired company's trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our product portfolio;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	uncertain tax positions and tax related valuation allowances assumed; and

•	discount rates used to determine the present value of estimated future cash flows.

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

The key assumptions that we use in our discounted cash flow model include the amount and timing of estimated future cash flows to be generated by the asset over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives.

Variances in these assumptions could have a significant impact on our conclusion as to whether an asset is impaired or the amount of any impairment charge. Impairment charges, if any, result in situations where any fair values of these assets are less than their carrying values.

Income Taxes.     We account for income taxes under the asset and liability approach. Under this method, deferred tax assets, including those related to tax loss carryforwards and credits, and deferred tax liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We recognize the tax benefit for an uncertain tax position when it meets the more likely than not threshold for recognition. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. As a result of cumulative losses arising from our transition to a subscription model, we considered cumulative losses as a significant source of negative evidence and recorded a valuation allowance against our deferred tax attributes in Canada, Netherlands and the U.S. jurisdictions. We released the valuation allowance against our deferred tax attributes in Singapore in fiscal year 2020 as a result of positive earnings in that jurisdiction.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent whereby management may determine that it is more likely than not that the federal and state deferred tax assets will be realized.

2020 Form 10-K 38

Each quarter we will continue to evaluate the positive and negative evidence of our ability to utilize our U.S. and foreign deferred tax assets.

Loss Contingencies.     As described in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, Note 10, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters. Due to inherent uncertainties related to these matters, we base our loss accruals on the best information available at the time. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

OVERVIEW OF FISCAL 2020

•	Total net revenue was $3.27 billion during fiscal 2020, an increase of 27% compared to the prior fiscal year.

•	Total ARR was $3.43 billion, an increase of 25% compared to the prior fiscal year.

•	Subscription plan ARR was $3.11 billion, an increase of 41% compared to the prior fiscal year.

•	Deferred revenue was $3.01 billion, an increase of 44% compared to the prior fiscal year.

•	Remaining performance obligations ("RPO") was $3.56 billion, an increase of approximately 33% compared to prior fiscal year.

Revenue Analysis

During fiscal 2020, net revenue increased 27%, as compared to the prior fiscal year, primarily due to a 53% increase in subscription revenue. The increase in subscription revenue was partially offset by a 39% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 35%, 35%, and 31% of Autodesk's total net revenue during fiscal 2020, 2019, and 2018, respectively. During fiscal 2020, 2019, and 2018, Ingram Micro accounted for 10%, 11%, and 8% of Autodesk's total net revenue. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data and Ingram Micro.

Recurring Revenue, ARR and Net Revenue Retention Rate

In order to help better understand our financial performance we use several key performance metrics including recurring revenue, ARR and NR3. These metrics are key performance metrics and should be viewed independently of revenue and deferred revenue as these metrics are not intended to be combined with those items. We use these metrics to monitor the strength of our recurring business. We believe these metrics are useful to investors because they can help in monitoring the long-term health of our business. Our determination and presentation of these metrics may differ from that of other companies. The presentation of these metrics is meant to be considered in addition to, not as a substitute for or in isolation from, our financial measures prepared in accordance with GAAP. Please refer to the "Glossary of Terms" for the definitions of these metrics in Part I, Item 1 Business.

2020 Form 10-K 39

The following table outlines our recurring revenue metric for the fiscal years ended January 31, 2020, 2019, and 2018:

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2019	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2018
		$	%		$	%
Recurring Revenue (in millions) (1)	$3,138.5	$701.3	29%	$2,437.2	$554.9	29%	$1,882.3
As a percentage of net revenue	96%			95%			92%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Consolidated Statements of Operations.

The following table outlines our ARR metric as of fiscal years ended January 31, 2020 and 2019.

(in millions, except percentages)		Change compared to prior fiscal year			Management Comments
	January 31, 2020	$	%	January 31, 2019
Subscription plan ARR	$3,109.3	$909.2	41%	$2,200.1	Up due to growth in all subscription plan types, led by renewal product subscription, which benefited from the success of the M2S program.
Maintenance plan ARR	319.8	(229.5)	(42)%	549.3	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total ARR (1)	$3,429.1	$679.7	25%	$2,749.4
 ________________

(1)	The acquisition of a business may cause variability in the comparison of ARR reported in this table above and ARR derived from the revenue reported in the Consolidated Statements of Operations.

NR3 was within the approximate range of 110% and 120% as of January 31, 2020 and 2019.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Fiscal Year Ended January 31, 2020
	Percent change compared to prior fiscal year (as reported)	Constant currency percent change compared to prior fiscal year (1)	Positive/negative/neutral impact from foreign exchange rate changes
Net revenue	27%	28%	Negative
Total spend	13%	14%	Positive
 ________________

(1)	Please refer to the "Glossary of Terms" in Part I, Item 1 Business for the definitions of our constant currency growth rates.

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

Remaining Performance Obligations

RPO represents deferred revenue and contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, license and maintenance for which the associated deferred revenue has not yet been recognized.

2020 Form 10-K 40

Unbilled deferred revenue is not included as a receivable or deferred revenue on our Consolidated Balance Sheets. See Part II, Item 8, Note 2, “Revenue Recognition” for more details on Autodesk's performance obligations.

(in millions)	January 31, 2020	January 31, 2019
Deferred revenue	$3,007.1	$2,091.4
Unbilled deferred revenue	549.6	591.0
RPO	$3,556.7	$2,682.4

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At January 31, 2020, we had $1,843.7 million in cash and marketable securities. Our cash flow from operations increased to $1,415.1 million for the fiscal year ended January 31, 2020, from $377.1 million for the fiscal year ended January 31, 2019. We repurchased 2.7 million shares of our common stock for $455.5 million during fiscal 2020. Comparatively, we repurchased 2.2 million shares of our common stock for $292.5 million during fiscal 2019. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Impacts of COVID-19 to Autodesk’s Business

The impacts of the global emergence of COVID-19 on our business and financial results are currently unknown.  We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications.  We have observed other companies as well as many governments taking precautionary and preemptive actions to address COVID-19, and they may take further actions that alter their normal business operations.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.

Presentation of Operating Results and Other Financial Information

The revenue and spend balances included in the tables below during the fiscal years ended January 31, 2020 and 2019, are calculated under Accounting Standard Update No. 2014-09, which codified new revenue recognition guidance under ASC Topic 606.

Net Revenue by Income Statement Presentation

Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements. Revenue from these arrangements is recognized ratably over the contract term commencing when delivered to our customers and when all other revenue recognition criteria have been satisfied.

Maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue ratably over the term of the agreements, which is generally one year.

Other revenue consists of revenue from consulting, training and other services, and is recognized over time as the services are performed. Other revenue also includes software license revenue from the sale of certain products which do not incorporate substantial cloud functionalities and are recognized as the licenses are delivered to our customers.

2020 Form 10-K 41

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$2,751.9	$949.6	53%	$1,802.3
Up due to growth across all subscription plan types, led by renewal product subscription revenue, which benefited from the success of the M2S program. Also contributing to the increase was growth in new product subscriptions, cloud service offerings (which benefited from our acquisitions in the fourth quarter of fiscal year 2019) and EBA offerings.

Maintenance (1)	386.6	(248.5)	(39)%	635.1	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	3,138.5	701.1	29%	2,437.4
Other	135.8	3.4	3%	132.4
	$3,274.3	$704.5	27%	$2,569.8

	Fiscal Year Ended January 31, 2019	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2018	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$1,802.3	$908.0	102%	$894.3
Up due to growth across all subscription types, led by product subscription renewal revenue, which benefited from the success of the M2S program. Also contributing to the growth was an increase in revenue from new product subscriptions and EBA offerings.

Maintenance (1)	635.1	(354.5)	(36)%	989.6	Down primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	2,437.4	553.5	29%	1,883.9
Other	132.4	(40.3)	(23)%	172.7
	$2,569.8	$513.2	25%	$2,056.6

____________________

(1)
We expect maintenance revenue will continue to decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to switch over to subscription plan offerings.

2020 Form 10-K 42

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction ("AEC"), AutoCAD and AutoCAD LT, Manufacturing ("MFG"), and Media and Entertainment ("M&E").

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AEC	$1,377.1	355.5	35%	$1,021.6	Up due to an increases in revenue from AEC collections, PlanGrid, EBAs, and BIM 360.
AutoCAD and AutoCAD LT	948.2	216.4	30%	731.8	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	726.1	109.9	18%	616.2	Up due to increases in revenue from MFG Collections and EBAs.
M&E	199.2	17.2	9%	182.0	Up due to increases in revenue from Maya, M&E Collections and 3DS Max.
Other	23.7	5.5	30%	18.2
	$3,274.3	$704.5	27%	$2,569.8

	Fiscal Year Ended January 31, 2019	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2018	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AEC	$1,021.6	$234.1	30%	$787.5	Up due to an increase in AEC collections as well as an increase in revenue from EBAs and our individual product offering, Revit.
AutoCAD and AutoCAD LT	731.8	170.4	30%	561.4	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	616.2	87.4	17%	528.8	Up due to an increase in MFG collections as well as an increase in revenue from EBAs.
M&E	182.0	29.9	20%	152.1	Up due to an increase in revenue from our individual product offerings 3DS Max and Maya.
Other	18.2	(8.6)	(32)%	26.8
	$2,569.8	$513.2	25%	$2,056.6

2020 Form 10-K 43

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2019	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2018

(in millions, except percentages)		$	%	%		$	%	%

Net revenue:
Americas
U.S.	$1,108.9	$234.3	27%	*	$874.6	$134.2	18%	*	$740.4
Other Americas	226.9	51.6	29%	*	175.3	44.6	34%	*	130.7
Total Americas	1,335.8	285.9	27%	27%	1,049.9	178.8	21%	20%	871.1
EMEA	1,303.5	269.2	26%	26%	1,034.3	218.9	27%	24%	815.4
APAC	635.0	149.4	31%	32%	485.6	115.5	31%	31%	370.1
Total net revenue	$3,274.3	$704.5	27%	28%	$2,569.8	$513.2	25%	24%	$2,056.6

Emerging economies	$396.2	$88.8	29%	29%	$307.4	$80.9	36%	34%	$226.5
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

2020 Form 10-K 44

Net Revenue by Sales Channel

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019	Management Comments
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$2,282.2	$451.4	25%	$1,830.8	Up due to an increase in subscription revenue offset by lower maintenance plan subscriptions as we continue to migrate customers to subscriptions through the M2S program.
Direct	992.1	253.1	34%	739.0	Up due to an increase in revenue from our acquisitions in the fourth quarter of fiscal year 2019, EBAs, and our online Autodesk branded store
Total net revenue	$3,274.3	$704.5	27%	$2,569.8

	Fiscal Year Ended January 31, 2019	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2018	Management Comments
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$1,830.8	$387.0	27%	$1,443.8	Up due to an increase in subscription revenue.
Direct	739.0	126.2	21%	612.8	Up due to an increase in revenue from EBAs and our online Autodesk branded store.
Total net revenue	$2,569.8	$513.2	25%	$2,056.6

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

2020 Form 10-K 45

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

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019	Management Comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$223.9	$7.9	4%	$216.0	Up due to an increase in cloud hosting and employee-related costs driven by higher headcount.
Other	66.5	12.1	22%	54.4	Up due to an increase in employee-related costs due to higher headcount.
Amortization of developed technology	34.5	19.0	123%	15.5	Up due to an increase in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal year 2019.
Total cost of revenue	$324.9	$39.0	14%	$285.9

Operating expenses:
Marketing and sales	$1,310.3	$126.4	11%	$1,183.9
Up primarily due to increased employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019.

Research and development	851.1	126.1	17%	725.0
Up primarily due to increased employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019.

General and administrative	405.6	65.5	19%	340.1
Up primarily due to an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019 as well as increased employee-related costs driven by higher headcount.

Amortization of purchased intangibles	38.9	20.9	116%	18.0	Up due to an increase in amortization expense from acquired purchased intangibles as a result of our acquisitions in the fourth quarter of fiscal year 2019.
Restructuring and other exit costs, net	0.5	(41.4)	(99)%	41.9	Decreased as we substantially completed the actions authorized under the Fiscal 2018 restructuring plan.
Total operating expenses	$2,606.4	$297.5	13%	$2,308.9

2020 Form 10-K 46

	Fiscal Year Ended January 31, 2019	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2018	Management comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$216.0	$1.6	1%	$214.4	Up primarily due to an increase in cloud hosting costs partially offset by a decrease in royalty and depreciation expense.
Other	54.4	(18.2)	(25)%	72.6	Down primarily due to lower employee-related costs from reduced headcount associated with the Fiscal 2018 Plan restructuring and lower professional fees.
Amortization of developed technology	15.5	(0.9)	(5)%	16.4	Down as previously acquired developed technologies continue to become fully amortized.
Total cost of revenue	$285.9	$(17.5)	(6)%	$303.4

Operating expenses:
Marketing and sales	$1,183.9	$96.6	9%	$1,087.3	Up due to increased employee-related costs driven by higher headcount, as well as higher cloud hosting costs and professional fees.
Research and development	725.0	(30.5)	(4)%	755.5	Down due to a decrease in employee-related costs from lower headcount associated with the Fiscal 2018 plan restructuring partially offset by higher professional fees.
General and administrative	340.1	34.9	11%	305.2	Up primarily due to higher professional fees, employee-related costs and facilities costs, partially offset by lower employee benefits costs.
Amortization of purchased intangibles	18.0	(2.2)	(11)%	20.2	Down as previously acquired intangible assets continue to become fully amortized.
Restructuring and other exit costs, net	41.9	(52.2)	(55)%	94.1	Down as we substantially completed the reduction in force and facilities consolidation of the Fiscal 2018 Plan.
Total operating expenses	$2,308.9	$46.6	2%	$2,262.3

The following table highlights our expectation for the absolute dollar change and percent of revenue change for fiscal 2021 as compared to fiscal 2020:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	increase	decrease
Marketing and sales	increase	decrease
Research and development	increase	decrease
General and administrative	increase	decrease
Amortization of purchased intangibles	decrease	decrease

2020 Form 10-K 47

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal year ended January 31,
	2020	2019	2018
	(in millions)
Interest and investment expense, net	$(54.0)	$(52.1)	$(34.5)
Gain (loss) on foreign currency	3.9	5.1	(3.3)
(Loss) gain on strategic investments	(3.3)	12.5	(16.4)
Other income	5.2	16.8	6.0
Interest and other expense, net	$(48.2)	$(17.7)	$(48.2)

Interest and other expense, net, increased by $30.5 million during fiscal 2020, as compared to fiscal 2019. This was primarily driven by losses in the current year versus gains in the previous year for unrealized gain (loss) on our privately-held strategic investments, curtailment gains on our pension plans in the prior period and an increase in interest expense resulting from our term loan entered into on December 17, 2018, in aggregate principal amount of $500.0 million, which has been paid in full as of January 31, 2020. The increase in interest and other expense, net, was partially offset by mark-to-market gains in the current year versus losses in the prior year on marketable securities.

Interest and other expense, net, positively changed $30.5 million during fiscal 2019, as compared to fiscal 2018, primarily driven by curtailment gains on our pension plans, mark-to-market gains on certain of our privately-held strategic investments, realized gains on sales of strategic investments, offset by an increase in interest expense resulting from our term loan entered into on December 17, 2018 in aggregate principal amount of $500 million and mark-to-market losses on marketable securities.

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

Income tax expense was $80.3 million and $38.1 million for fiscal 2020 and 2019, respectively, relative to pre-tax income of $294.8 million and pre-tax losses of $42.7 million, respectively, for the same periods. Tax expense for fiscal 2020 consists primarily of foreign tax expense, including withholding tax, and U.S. tax amortization on indefinite-lived intangibles offset by a benefit for the release of the Singapore valuation allowance. Tax expense for fiscal 2019 consisted of foreign tax expense, including withholding tax, and U.S. tax amortization on indefinite-lived intangibles offset by a tax benefit from the release of valuation allowance from acquired deferred tax liabilities and a tax benefit for the release of uncertain tax positions upon finalization of IRS examination. We recorded a tax benefit of the Tax Act in our financial statements as of January 31, 2018 of approximately $32.3 million mainly driven by the corporate rate re-measurement of the indefinite-lived intangible deferred tax liability.

The Tax Act provided broad and significant changes to the U.S. corporate income tax regime. In light of our fiscal year-end, the Tax Act reduced the statutory federal corporate rate from 35% to 34% for fiscal 2018 and to 21% for fiscal 2019 and forward. The Tax Act also, among many other provisions, imposed a one-time mandatory tax on accumulated earnings of foreign subsidiaries (commonly referred to as the "transition tax") to which we were subject in our fiscal year 2018, subjects the deemed intangible income of our foreign subsidiaries to current U.S. taxation (commonly referred to as "GILTI"), provides for a full dividends received deduction upon repatriation of untaxed earnings of our foreign subsidiaries, imposes a minimum taxation (without most tax credits) on modified taxable income, which is generally taxable income without deductions for payments to related foreign companies (commonly referred to as “BEAT”), modifies the accelerated depreciation deduction

2020 Form 10-K 48

rules, and made updates to the deductibility of certain expenses. We have completed our determination of the accounting implications of the Tax Act on our tax accruals. The U.S. global taxation resulting from the significant changes of the Tax Act could have a material effect on our future judgment of the realization of the net U.S. deferred tax assets.

As of January 31, 2018, we estimated taxable income associated with offshore earnings of $831.5 million, and as of January 31, 2019, we adjusted the taxable income to $819.6 million for transition tax. We had an incremental adjustment to our transition tax in our fiscal year 2020 of $45.5 million, as a result of additional Treasury Regulations published this year. Transition tax related to adjustments in the offshore earnings or correlated foreign tax credits resulted in no impact to the effective tax rate as it is primarily offset by net operating losses that are subject to a full valuation allowance. As a result of transition tax, we recorded a deferred tax asset of approximately $43.2 million for foreign tax credits, which are also subject to a full valuation allowance.

We have not had a GILTI inclusion in fiscal 2019 and fiscal 2020 resulting in no impact to the effective tax rate. We anticipate we will be subject to GILTI in fiscal 2021, resulting in utilization of carryforward net operating losses. Given the increase in our global earnings in the current year and expectation of continued increase in global earnings, the Company anticipates a significant increase in U.S. taxable income beginning fiscal 2021. Moreover, if we are subject to GILTI in fiscal 2021, the inclusion of foreign earnings will be positive evidence in our evaluation of our need for a valuation allowance on the U.S. deferred tax assets.

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

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the net deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. In our fiscal year 2016, we considered cumulative losses in the U.S. from our business model transition as a significant source of negative evidence. Considering this negative evidence and the absence of sufficient positive objective evidence that we would generate sufficient taxable income in the U.S. to realize the deferred tax assets, we determined that it was more likely than not that we would not realize the U.S. federal and state deferred tax assets and recorded a full valuation allowance. Foreign operation in the Netherlands and Canada that generated non-deductible interest expense and future creditable research and development in excess of earnings, respectively, also resulted in the historic recording of a full valuation under the more-likely-than-not realizability criteria. Furthermore, in the first quarter of fiscal 2018, our Singapore operation, similar to the U.S. incurred cumulative losses and recorded a full valuation allowance against the net deferred tax asset. As a result of positive earnings in Singapore, our valuation allowance was released in our fiscal year 2020 resulting in a $42.0 million non-cash benefit to earnings. Future sources of taxable income from book earning trends and reversal of deferred temporary taxable differences, including the interplays of the Tax Act on U.S. global taxable income, will continue to be monitored by the company for future release of our valuation allowances. As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine, based on all available evidence, both positive and negative, that it is more likely than not that the federal and state deferred tax assets will be realized.

As of January 31, 2020, we had $220.6 million of gross unrecognized tax benefits, of which $203.7 million would reduce our valuation allowance, if recognized. The remaining $16.9 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

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

2020 Form 10-K 49

At January 31, 2020, we had non-current foreign net deferred tax assets of $56.4 million that management believes are more likely than not to be realized in future years.

For additional information regarding our income tax provision and reconciliation of our effective rate to the federal statutory rate of 21%, see Part II, Item 8, Note 5, “Income Taxes,” in the Notes to Consolidated Financial Statements.

OTHER FINANCIAL INFORMATION

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2020, 2019, and 2018, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2020	2019	2018
	(Unaudited)
Gross profit	$2,949.4	$2,283.9	$1,753.2
Non-GAAP gross profit	$3,004.0	$2,317.0	$1,785.5
Gross margin	90%	89%	85%
Non-GAAP gross margin	92%	90%	87%
Income (loss) from operations	$343.0	$(25.0)	$(509.1)
Non-GAAP income (loss) from operations	$802.6	$316.0	$(112.0)
Operating margin	10%	(1)%	(25)%
Non-GAAP operating margin	25%	12%	(5)%
Net income (loss)	$214.5	$(80.8)	$(566.9)
Non-GAAP net income (loss)	$621.2	$223.3	$(106.3)
Diluted net income (loss) per share	$0.96	$(0.37)	$(2.58)
Non-GAAP diluted net income (loss) per share	$2.79	$1.01	$(0.48)
GAAP diluted weighted average shares used in per share calculation	222.5	218.9	219.5
Non-GAAP diluted weighted average shares used in per share calculation	222.5	222.0	219.5

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

2020 Form 10-K 50

review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

2020 Form 10-K 51

RECONCILATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In millions except for gross margin, operating margin, and per share data) (1):

	Fiscal Year Ended January 31,
	2020	2019	2018
	(Unaudited)
Gross profit	$2,949.4	$2,283.9	$1,753.2
Stock-based compensation expense	19.6	17.6	15.9
Acquisition related costs	0.5	—	—
Amortization of developed technologies	34.5	15.5	16.4
Non-GAAP gross profit	$3,004.0	$2,317.0	$1,785.5
Gross margin	90%	89%	85%
Stock-based compensation expense	1%	1%	1%
Amortization of developed technologies	1%	1%	1%
Non-GAAP gross margin (1)	92%	90%	87%
Income (loss) from operations	$343.0	$(25.0)	$(509.1)
Stock-based compensation expense	362.4	249.5	245.0
Amortization of developed technologies	34.5	15.5	16.4
Amortization of purchased intangibles	38.9	18.0	20.2
CEO transition costs (2)	—	(0.1)	21.4
Acquisition related costs	23.3	16.2	—
Restructuring and other exit costs, net	0.5	41.9	94.1
Non-GAAP income (loss) from operations	$802.6	$316.0	$(112.0)
Operating margin	10%	(1)%	(25)%
Stock-based compensation expense	11%	10%	12%
Amortization of developed technologies	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%
CEO transition costs (2)	—%	—%	1%
Acquisition related costs	1%	1%	—%
Restructuring and other exit costs, net	—%	1%	5%
Non-GAAP operating margin (1)	25%	12%	(5)%
Net income (loss)	$214.5	$(80.8)	$(566.9)
Stock-based compensation expense	362.4	249.5	245.0
Amortization of developed technologies	34.5	15.5	16.4
Amortization of purchased intangibles	38.9	18.0	20.2
CEO transition costs (2)	—	(0.1)	21.4
Acquisition related costs	23.3	16.2	—
Restructuring and other exit costs, net	0.5	31.7	94.1
Loss (gain) on strategic investments	3.2	(12.5)	16.5
Release of valuation allowance on deferred tax assets (3)	(40.4)	(16.8)	—
Discrete tax provision items	2.1	(14.6)	(20.7)
Income tax effect of non-GAAP adjustments	(17.8)	17.2	67.7
Non-GAAP net income (loss)	$621.2	$223.3	$(106.3)

2020 Form 10-K 52

	Fiscal Year Ended January 31,
	2020	2019	2018
	(Unaudited)
Diluted net income (loss) per share	$0.96	$(0.37)	$(2.58)
Stock-based compensation expense	1.63	1.12	1.11
Amortization of developed technologies	0.16	0.08	0.08
Amortization of purchased intangibles	0.17	0.08	0.09
CEO transition costs (2)	—	—	0.09
Acquisition related costs	0.11	0.07	—
Restructuring and other exit costs, net	—	0.14	0.43
Loss (gain) on strategic investments	0.01	(0.05)	0.08
Release of valuation allowance on deferred tax assets (3)	(0.18)	(0.08)	—
Discrete tax provision items	0.01	(0.06)	(0.09)
Income tax effect of non-GAAP adjustments	(0.08)	0.08	0.31
Non-GAAP diluted net income (loss) per share	$2.79	$1.01	$(0.48)
_______________

(1)	Totals may not sum due to rounding.

(2)
CEO transition costs include stock-based compensation of $16.4 million related to the acceleration of eligible stock awards in conjunction with the Company's former CEOs' transition agreements for the fiscal year ended January 31, 2018.

(3)	Fiscal year 2019 balances previously presented in "Discrete tax provision items."

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

2020 Form 10-K 53

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

Establishment (release) of a valuation allowance on certain net deferred tax assets.  These are a non-cash charge to record or to release a valuation allowance on certain deferred tax assets. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various cash expenses to assist in budgeting, planning and forecasting future periods.

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

At January 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,843.7 million and net accounts receivable of $652.3 million. On March 4, 2020, we redeemed in full $450.0 million in aggregate principal amount of our outstanding 3.125% senior notes due June 15, 2020. See Note 17, "Subsequent Events," for further discussion on the repayment.

On December 17, 2018, Autodesk entered into a new Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The maturity date on the line of credit facility is December 2023. At January 31, 2020, Autodesk had no outstanding borrowings on this line of credit. As of March 19, 2020, we have no amounts outstanding under the credit facility. See Part II, Item 8, Note 8, "Borrowing Arrangements," in the Notes to Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility.

2020 Form 10-K 54

On December 17, 2018, we also entered into a Term Loan Agreement (the “Term Loan Agreement”) which provided for a delayed draw term loan facility in the aggregate principal amount of $500.0 million. On December 19, 2018, we borrowed a $500.0 million term loan under the Term Loan Agreement in connection with the acquisition of PlanGrid in December 2018. See Part II, Item 8, Note 8, "Borrowing Arrangements," in the Notes to Consolidated Financial Statements for further discussion on the Term Loan Agreement terms and Part II, Item 8, Note 6, "Acquisitions" for further discussion on the PlanGrid acquisition. At January 31, 2020, the Term Loan Agreement was paid in full.

As of January 31, 2020, we have $2.1 billion aggregate principal amount of long-term notes payable outstanding, of which $449.7 million is classified as "Current portion of long-term notes payable, net" in the Consolidated Balance Sheets in Part II, Item 8. See Part II, Item 8, Note 8, "Borrowing Arrangements," in the Notes to Consolidated Financial Statements for further discussion.

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

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of January 31, 2020, approximately 54% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, company law restrictions such as negative distributable reserves, or adverse tax costs. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through a combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” However, based on our current business plan and revenue prospects, we believe that our existing balances, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months from the date of this Annual Report.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

	Fiscal year ended January 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities	$1,415.1	$377.1	$0.9
Net cash (used in) provided by investing activities	(57.3)	(710.4)	506.4
Net cash (used in) provided by financing activities	(466.8)	151.9	(656.6)

Net cash provided by operating activities of $1.42 billion for fiscal 2020 consisted of $712.0 million of cash flow provided by changes in operating assets and liabilities, $488.6 million of non-cash expenses, including stock-based compensation expense, and depreciation, amortization and accretion expense, and our net income of $214.5 million.

The primary working capital source of cash was an increase in deferred revenue of $916.7 million from fiscal 2019. The primary working capital uses of cash were increases in accounts receivable of $178.5 million, and decreases in accounts payable and accrued liabilities of $90.8 million from fiscal 2019.

Net cash provided by operating activities of $377.1 million for fiscal 2019 consisted of $371.8 million of non-cash expenses, including stock-based compensation expense, restructuring charges, net, depreciation, amortization and accretion expense, offsetting our net loss of $80.8 million, and included $86.1 million of cash flow provided by changes in operating assets and liabilities.

2020 Form 10-K 55

Net cash used in investing activities was $57.3 million for fiscal 2020 and was primarily due to capital expenditures and purchases of marketable securities. These cash outflows were partially offset by sales and maturities of marketable securities.

At January 31, 2020, our short-term investment portfolio had an estimated fair value of $69.0 million and a cost basis of $59.9 million. The portfolio fair value consisted of $69.0 million of trading securities that were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 7, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

Net cash used in investing activities was $710.4 million for fiscal 2019 and was primarily due to acquisitions, net of cash acquired and purchases of marketable securities. These cash outflows were partially offset by sales and maturities of marketable securities.

Net cash used in financing activities was $466.8 million in fiscal 2020 and was primarily due to repayment of debt and repurchases of our common stock and taxes paid related to net share settlement of equity awards. These cash outflows were partially offset by proceeds from debt issuance, net of discount and proceeds from issuance of common stock.

Net cash provided by financing activities was $151.9 million in fiscal 2019 and was primarily due to proceeds from debt issuance, net of discount and proceeds from issuance of stock. These cash inflows were partially offset by repurchases of our common stock and taxes paid related to net share settlement of equity awards.

2020 Form 10-K 56

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant financial contractual obligations at January 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(in millions)	Total	Fiscal year 2021	Fiscal years 2022-2023	Fiscal years 2024-2025	Thereafter	Management Comments
Notes payable	$2,483.1	$512.7	$463.5	$89.8	$1,417.1
Notes payable consist of the notes issued in December 2012, June 2015, June 2017 and January 2020 including interest. See Part II, Item 8, Note 8, "Borrowing Arrangements," in the Notes to Consolidated Financial Statements for further discussion.

Operating leases	526.9	60.4	175.3	123.6	167.6	Operating lease obligations consist primarily of obligations for real estate, vehicles and certain equipment.
Purchase obligations	402.0	89.3	133.1	176.1	3.5
Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding to Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to acquisition of cloud services, IT infrastructure, marketing, and software development services, as well as commitments related to our investment agreements with limited liability partnership funds.

Deferred compensation obligations	69.0	5.3	10.7	11.0	42.0
Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Part II, Item 8, Note 7, “Deferred Compensation,” in our Notes to Consolidated Financial Statements for further information regarding this plan.

Pension obligations	23.9	2.3	4.2	5.0	12.4
Pension obligations relate to our obligations for pension plans outside of the U.S. See Part II, Item 8, Note 15, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information regarding these obligations.

Asset retirement obligations	10.2	1.0	6.1	2.3	0.8	Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease.
Total (1)	$3,515.1	$671.0	$792.9	$407.8	$1,643.4
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

2020 Form 10-K 57

We provide indemnifications of varying scopes and certain guarantees, including limited product warranties. Historically, costs related to these warranties and indemnifications have not been significant, but because potential future costs are highly variable, we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

ISSUER PURCHASES OF EQUITY SECURITIES

Autodesk's stock repurchase program provides Autodesk with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase program, Autodesk may repurchase shares from time to time in open market transactions, privately-negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

During the three and twelve months ended January 31, 2020, we repurchased 1.0 million and 2.7 million shares of our common stock, respectively. At January 31, 2020, 14.7 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Part II, Item 8, Note 11, “Stock Repurchase Program,” in the Notes to Consolidated Financial Statements for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2020, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

2020 Form 10-K 58

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2020 and 2019, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $1.72 billion and $1.38 billion at January 31, 2020 and 2019, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2020, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2020 and 2019, would increase the fair value of our foreign currency contracts by $158.8 million and $123.4 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2020 and 2019, would decrease the fair value of our foreign currency contracts by $119.2 million and $98.3 million, respectively.

INTEREST RATE RISK

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer term securities. At January 31, 2020, we had $1.25 billion of cash equivalents and marketable securities, including $69.0 million classified as short-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a twelve-month period, the market value change of our marketable securities would not have a material impact on our results of operations.

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

2020 Form 10-K 59

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2020	2019	2018
Net revenue:
Subscription	$2,751.9	$1,802.3	$894.3
Maintenance	386.6	635.1	989.6
Total subscription and maintenance revenue	3,138.5	2,437.4	1,883.9
Other	135.8	132.4	172.7
Total net revenue	3,274.3	2,569.8	2,056.6
Cost of revenue:
Cost of subscription and maintenance revenue	223.9	216.0	214.4
Cost of other revenue	66.5	54.4	72.6
Amortization of developed technology	34.5	15.5	16.4
Total cost of revenue	324.9	285.9	303.4
Gross profit	2,949.4	2,283.9	1,753.2
Operating expenses:
Marketing and sales	1,310.3	1,183.9	1,087.3
Research and development	851.1	725.0	755.5
General and administrative	405.6	340.1	305.2
Amortization of purchased intangibles	38.9	18.0	20.2
Restructuring and other exit costs, net	0.5	41.9	94.1
Total operating expenses	2,606.4	2,308.9	2,262.3
Income (loss) from operations	343.0	(25.0)	(509.1)
Interest and other expense, net	(48.2)	(17.7)	(48.2)
Income (loss) before income taxes	294.8	(42.7)	(557.3)
Provision for income taxes	(80.3)	(38.1)	(9.6)
Net income (loss)	$214.5	$(80.8)	$(566.9)
Basic net income (loss) per share	$0.98	$(0.37)	$(2.58)
Diluted net income (loss) per share	$0.96	$(0.37)	$(2.58)
Weighted average shares used in computing basic net income (loss) per share	219.7	218.9	219.5
Weighted average shares used in computing diluted net income (loss) per share	222.5	218.9	219.5

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K 60

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Fiscal year ended January 31,
	2020	2019	2018
Net income (loss)	$214.5	$(80.8)	$(566.9)
Other comprehensive income (loss), net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of ($1.1), ($1.1), and $3.2)	(6.6)	31.6	(31.2)
Change in net unrealized gain (loss) on available-for-sale securities (net of tax effect of ($0.4), $0.0, and $0.1)	1.4	2.0	(0.2)
Change in defined benefit pension items (net of tax effect of $1.6, ($2.0), and ($0.7))	(6.5)	13.0	4.5
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.1, $0.5, and ($4.8))	(13.6)	(57.8)	81.6
Total other comprehensive (loss) income	(25.3)	(11.2)	54.7
Total comprehensive income (loss)	$189.2	$(92.0)	$(512.2)

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K 61

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2020	January 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,774.7	$886.0
Marketable securities	69.0	67.6
Accounts receivable, net	652.3	474.3
Prepaid expenses and other current assets	163.3	192.1
Total current assets	2,659.3	1,620.0
Computer equipment, software, furniture, and leasehold improvements, net	161.7	149.7
Operating lease right-of-use assets	438.8	—
Developed technologies, net	70.9	105.6
Goodwill	2,445.0	2,450.8
Deferred income taxes, net	56.4	65.3
Other assets	347.2	337.8
Total assets	$6,179.3	$4,729.2
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83.7	$101.6
Accrued compensation	272.1	280.8
Accrued income taxes	21.2	13.2
Deferred revenue	2,176.1	1,763.3
Operating lease liabilities	48.1	—
Current portion of long-term notes payable, net	449.7	—
Other accrued liabilities	168.3	142.3
Total current liabilities	3,219.2	2,301.2
Long-term deferred revenue	831.0	328.1
Long-term operating lease liabilities	411.7	—
Long-term income taxes payable	19.1	21.5
Long-term deferred income taxes	82.5	79.8
Long-term notes payable, net	1,635.1	2,087.7
Long-term other liabilities	119.8	121.8
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2020 and 2019	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 219.4 outstanding at January 31, 2020 and 2019	2,317.0	2,071.5
Accumulated other comprehensive loss	(160.3)	(135.0)
Accumulated deficit	(2,295.8)	(2,147.4)
Total stockholders’ deficit	(139.1)	(210.9)
Total liabilities and stockholders' deficit	$6,179.3	$4,729.2
See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K 62

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2020	2019	2018
Operating activities
Net income (loss)	$214.5	$(80.8)	$(566.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	127.3	95.2	108.4
Stock-based compensation expense	362.4	249.5	261.4
Deferred income taxes	10.3	(6.8)	(39.1)
Restructuring and other exit costs, net	0.5	31.7	94.1
Other operating activities	(11.9)	2.2	7.3
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(178.5)	(25.4)	13.3
Prepaid expenses and other current assets	58.5	7.5	(9.9)
Accounts payable and accrued liabilities	(90.8)	(58.5)	(13.9)
Deferred revenue	916.7	197.0	168.3
Accrued income taxes	6.1	(34.5)	(22.1)
Net cash provided by operating activities	1,415.1	377.1	0.9
Investing activities
Purchases of marketable securities	(19.9)	(138.2)	(514.0)
Sales of marketable securities	22.4	319.6	489.0
Maturities of marketable securities	5.0	211.4	594.3
Acquisitions, net of cash acquired	—	(1,040.2)	—
Capital expenditures	(53.2)	(67.0)	(50.7)
Other investing activities	(11.6)	4.0	(12.2)
Net cash (used in) provided by investing activities	(57.3)	(710.4)	506.4
Financing activities
Proceeds from issuance of common stock	93.7	90.9	94.4
Taxes paid related to net share settlement of equity awards	(112.5)	(143.4)	(143.1)
Repurchase and retirement of common shares	(442.5)	(293.5)	(699.0)
Proceeds from debt, net of discount	498.9	500.0	496.9
Repayments of debt	(500.0)	—	(400.0)
Other financing activities	(4.4)	(2.1)	(5.8)
Net cash (used in) provided by financing activities	(466.8)	151.9	(656.6)
Effect of exchange rate changes on cash and cash equivalents	(2.3)	(10.6)	14.2
Net increase (decrease) in cash and cash equivalents	888.7	(192.0)	(135.1)
Cash and cash equivalents at beginning of fiscal year	886.0	1,078.0	1,213.1
Cash and cash equivalents at end of fiscal year	$1,774.7	$886.0	$1,078.0
Supplemental cash flow information:
Cash paid during the year for interest	$67.8	$59.0	$54.6
Cash paid for income taxes, net of tax refunds	$60.3	$78.0	$84.5
Non-cash investing and financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$23.5	$—	$—
Fair value of equity awards assumed (See Note 6)	$—	$10.3	$—
Fair value of common stock issued as consideration for business combination (See Note 6)	$—	$44.8	$—

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K 63

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' (deficit) equity
	Shares	Amount
Balances, January 31, 2017	220.3	$1,876.3	$(178.5)	$(964.2)	$733.6
Common shares issued under stock plans	4.9	(48.7)	—	—	(48.7)
Stock-based compensation expense	—	261.4	—	—	261.4
Net loss	—	—	—	(566.9)	(566.9)
Other comprehensive income	—	—	54.7	—	54.7
Repurchase and retirement of common shares	(6.9)	(136.3)	—	(553.8)	(690.1)
Balances, January 31, 2018	218.3	1,952.7	(123.8)	(2,084.9)	(256.0)
Common shares issued under stock plans	3.0	(52.5)	—	—	(52.5)
Stock-based compensation expense	—	249.5	—	—	249.5
Pre-combination expense related to equity awards assumed	—	10.3	—	—	10.3
Cumulative effect of adoption of accounting standards	—	—	—	177.5	177.5
Net loss	—	—	—	(80.8)	(80.8)
Other comprehensive loss	—	—	(11.2)	—	(11.2)
Shares issued as consideration for business combination	0.3	44.8	—	—	44.8
Repurchase and retirement of common shares	(2.2)	(133.3)	—	(159.2)	(292.5)
Balances, January 31, 2019	219.4	2,071.5	(135.0)	(2,147.4)	(210.9)
Common shares issued under stock plans	2.7	(18.6)	—	—	(18.6)
Stock-based compensation expense	—	332.7	—	—	332.7
Settlement of liability-classified restricted stock units	—	23.5	—	—	23.5
Pre-combination expense related to equity awards assumed	—	1.2	—	—	1.2
Cumulative effect of adoption of accounting standards	—	—	—	(0.7)	(0.7)
Net income	—	—	—	214.5	214.5
Other comprehensive loss	—	—	(25.3)	—	(25.3)
Repurchase and retirement of common shares	(2.7)	(93.3)	—	(362.2)	(455.5)
Balances, January 31, 2020	219.4	$2,317.0	$(160.3)	$(2,295.8)	$(139.1)

See accompanying Notes to Consolidated Financial Statements.

2020 Form 10-K 64

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2020
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

Examples of significant estimates and assumptions made by management involve revenue recognition for product subscriptions and EBAs, the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments including strategic investments, long-lived assets and other intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. The Company also makes assumptions, judgments, and estimates in determining the liabilities for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations, legal contingencies and operating lease liabilities.

2020 Form 10-K 65

Segments

Autodesk operates in one operating segment and accordingly, all required financial segment information is included in the consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers ("CODM") in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources and assessing performance as the source of the Company’s reportable segments. The Company's CODM allocates resources and assesses the operating performance of the Company as a whole.

Information regarding Autodesk's long-lived assets by geographic area is as follows:

	January 31,
	2020	2019
Long-lived assets (1):
Americas
U.S.	$434.2	$97.5
Other Americas	33.2	17.5
Total Americas	467.4	115.0
Europe, Middle East, and Africa	75.8	23.0
Asia Pacific	57.3	11.7
Total long-lived assets	$600.5	$149.7
____________________

(1)	Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets.

Revenue Recognition

Autodesk’s revenue is divided into three categories: subscription revenue, maintenance revenue, and other revenue. Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible enterprise business arrangements.  Maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support.  Other revenue consists of revenue from consulting, training and other services.  Other revenue also includes software license revenue from the sale of certain products which do not incorporate substantial cloud functionalities. Revenue is recognized when control for these offerings is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

Autodesk's contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Judgment is required to determine the level of integration and interdependency between individual components of desktop software applications and cloud functionalities. This determination influences whether the desktop software is considered distinct and accounted for separately as a license performance obligation recognized at the time of delivery, or not distinct and accounted for together with the cloud functionalities as a single subscription performance obligation recognized over time.

For product subscriptions and flexible enterprise business agreement ("EBA") subscriptions in which the desktop software and related cloud functionalities are highly interrelated, the combined performance obligation is recognized ratably over the contract term as the subscription is delivered. For contracts involving distinct desktop software licenses, the license performance obligation is satisfied when delivered to our customers. For standalone maintenance subscriptions, cloud subscriptions, and technical support services, the performance obligation is satisfied ratably over the contract term as those services are delivered. For consulting services, the performance obligation is satisfied over a period of time as those services are delivered.

When an arrangement includes multiple performance obligations which are concurrently delivered and have the same pattern of transfer to the customer (the services transfer to the customer over the contract period), we account for those performance obligations as a single performance obligation.

2020 Form 10-K 66

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price ("SSP") of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, subsection "Critical Accounting Policies and Estimates," for details of the judgments made for SSP.

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

Fair Value Measurement

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

Level 1 - Quoted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 - Unobservable inputs for which there is little or no market data, which require Autodesk to develop its own assumptions.

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. This is generally true for our cash and cash equivalents and the majority of our marketable securities, which we consider to be Level 1 and Level 2 assets.

Key inputs for currency derivatives are spot rates, forward rates, interest rates, volatility, and credit default rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date. Autodesk reviews for any potential changes on a quarterly basis, in conjunction with our fiscal quarter-end close. It is Autodesk's assessment that the leveling best reflects current market activity when observing the pricing information for these assets. Autodesk's Level 2 securities and derivatives are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. The Company has elected to use the income approach to value derivatives using the observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Mid-market pricing is used as a practical expedient and when required, rates are interpolated from commonly quoted intervals published by market sources. See Note 3, "Financial Instruments" for information.

2020 Form 10-K 67

Cash and Cash Equivalents

Autodesk considers all highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at estimated fair value.

Marketable Securities and Privately Held Company Investments

Autodesk classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Generally, marketable securities with remaining maturities of less than 12 months are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities prior to their stated maturities for strategic purposes or in anticipation of credit deterioration.

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

All of Autodesk’s marketable securities and privately held company investments are subject to a periodic impairment review. Non-marketable equity securities investments are assessed based on available information such as current cash positions, earnings and cash flow positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For any marketable debt securities, declines in fair value judged to be other-than-temporary on securities available for sale are included as a reduction to investment income. To determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. For the purposes of computing realized and unrealized gains and losses, the cost of securities sold is based on the specific-identification method. Interest on securities classified as available for sale is also included as a component of investment income.

For Autodesk's quarterly impairment assessment of privately held debt and equity securities strategic investment portfolio, the analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis

2020 Form 10-K 68

of other key factors including: the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios and the rate at which the investee is using its cash. If the investment is impaired, the Company will record the investment at fair value by recognizing an impairment through the consolidated statement of operations and establishing a new carrying value for the investment.

For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 3, “Financial Instruments.”

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk's general practice is to hedge a portion of transaction exposures primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona and Czech koruna. These instruments generally have maturities between one and twelve months in the future. Autodesk uses foreign currency contracts not designated as hedging instruments and foreign currency contracts designated as cash flow hedging but Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

Autodesk accounts for these derivative instruments as either assets or liabilities on the balance sheet and carries them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings.

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Other assets”. Changes in the fair values of these instruments are recognized in “Interest and other expense, net”.

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

Foreign Currency Contracts Designated as Cash Flow Hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quantitatively using regression at inception and thereafter. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge relationship and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction

2020 Form 10-K 69

does not occur, or it becomes probable that it will not occur, Autodesk reclassifies and discloses the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other expense, net” in the Company's Consolidated Financial Statements at that time. Derivative contracts and related gain (loss) are presented within "Net cash provided by operating activities" in the Company's Consolidated Statements of Cash Flow. See Note 3, "Financial Instruments" for additional information.

Derivatives Not Designated as Hedging Instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. These forward contracts are marked-to-market at the end of each fiscal quarter with gains and losses recognized as “Interest and other expense, net”. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivative instruments are intended to offset the gains or losses resulting from the revaluation and settlement of the underlying foreign currency denominated receivables, payables, and cash.

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2020	2019
Trade accounts receivable	$716.1	$529.3
Less: Allowance for doubtful accounts	(4.9)	(4.9)
Product returns reserve	(0.5)	(0.3)
Partner programs and other obligations	(58.4)	(49.8)
Accounts receivable, net	$652.3	$474.3

Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due, and an evaluation of the potential risk of loss associated with problem accounts.

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. The majority of these incentives are recorded as a reduction to deferred revenue in the period the transaction is billed and subsequently recognized as a reduction to subscription or maintenance revenue over the contract period. The remainder reduces subscription or maintenance revenue in the current period.

These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are treated on the balance sheet as either a reduction to accounts receivable or accounts payable.

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

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas, EMEA, and APAC geographies. Autodesk performs ongoing evaluations of these partners' and customers'

2020 Form 10-K 70

financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company's largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 35%, 35%, and 31% of Autodesk's net revenue for fiscal years ended January 31, 2020, 2019, and 2018, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 31% and 29% of trade accounts receivable as of January 31, 2020, and 2019, respectively. Ingram Micro Inc. ("Ingram Micro"), our second largest distributor, accounted for 10%, 11%, 8% of Autodesk's total net revenue for fiscal years ended January 31, 2020, 2019, and 2018. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $51.0 million in fiscal 2020, $59.2 million in fiscal 2019, and $67.6 million in fiscal 2018.

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation at January 31 were as follows:

	2020	2019
Computer hardware, at cost	$159.7	$190.2
Computer software, at cost	64.0	66.7
Leasehold improvements, land and buildings, at cost	284.0	247.8
Furniture and equipment, at cost	69.0	67.2
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	576.7	571.9
Less: Accumulated depreciation	(415.0)	(422.2)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$161.7	$149.7

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized straight-line over the software’s expected useful life, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three-year period, if material. Autodesk had no material capitalized software development costs at January 31, 2020, and January 31, 2019.

Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in "Prepaid expenses and other current assets" and "Other assets" on our Consolidated Balance Sheets. Capitalized costs were $22.3 million and $4.9 million at January 31, 2020, and January 31, 2019, respectively. Amortization expense was $1.2 million and nil at January 31, 2020 and January 31, 2019, respectively.

Other Intangible Assets, Net

Other intangible assets include developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization. These assets are shown as “Developed technologies, net” and as part of “Other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from two to ten years. Amortization expense for developed technologies, customer

2020 Form 10-K 71

relationships, trade names, patents, and user lists was $73.7 million in fiscal 2020, $33.5 million in fiscal 2019 and $36.6 million in fiscal 2018.

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2020	2019
Developed technologies, at cost	$647.1	$670.2
Customer relationships, trade names, patents, and user lists, at cost (1)	532.2	533.1
Other intangible assets, at cost (2)	1,179.3	1,203.3
Less: accumulated amortization	(972.2)	(922.5)
Other intangible assets, net	$207.1	$280.8
_______________

(1)	Included in “Other assets” in the accompanying Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

The weighted average amortization period for developed technologies, customer relationships, trade names, patents, and user lists during fiscal 2020 was 5.5 years. Excluding in-process research and development, expected future amortization expense for developed technologies, customer relationships, trade names, patents, and user lists for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2021	$64.7
2022	49.0
2023	37.6
2024	19.2
2025	13.0
Thereafter	23.6
Total	$207.1

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist. Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets. Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flow the assets are expected to generate. If the long-lived assets are impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk did not recognize any material impairments of long-lived assets during the fiscal years ended January 31, 2020, 2019, and 2018, respectively.

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

2020 Form 10-K 72

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

For the annual impairment test, Autodesk's market capitalization was substantially in excess of the carrying value of the Company as of January 31, 2020. Accordingly, Autodesk has determined there was no goodwill impairment during the fiscal year ended January 31, 2020. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2019 or 2018.

The following table summarizes the changes in the carrying amount of goodwill during the fiscal years ended January 31, 2020 and 2019:

	January 31, 2020	January 31, 2019
Goodwill, beginning of the year	$2,600.0	$1,769.4
Less: accumulated impairment losses, beginning of the year	(149.2)	(149.2)
Additions arising from acquisitions during the year	—	866.9
Effect of foreign currency translation and measurement period adjustments (1)	(5.8)	(36.3)
Goodwill, end of the year	$2,445.0	$2,450.8

_______________

(1)	Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities on acquired intangibles, and valuation allowances against U.S. and foreign deferred tax assets. Autodesk performed a quarterly assessment of the recoverability of these net deferred tax assets and believes it will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount that is more likely than not to be realized.

2020 Form 10-K 73

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2020, 2019, and 2018, respectively, as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Cost of subscription and maintenance revenue	$13.8	$13.2	$11.9
Cost of other revenue	5.8	4.3	4.0
Marketing and sales	149.0	109.4	107.3
Research and development	120.8	82.6	82.9
General and administrative	73.0	40.0	55.3
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	362.4	249.5	261.4
Tax benefit	(1.1)	(2.6)	(2.6)
Stock-based compensation expense related to stock awards and ESPP purchases, net	$361.3	$246.9	$258.8

Autodesk measures stock-based compensation cost at the grant date fair value of the award, and recognizes expense ratably over the requisite service period, which is generally the vesting period. Autodesk determines the estimated fair value of stock-based payment awards for stock options and grants of employee stock purchases related to the employee stock purchase plan using either the Black-Scholes-Merton option-pricing model or a binomial-lattice model (e.g., Monte Carlo simulation model). To determine the grant-date fair value of our stock-based payment awards for restricted stock units and performance stock units, we use the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The variables used in these models are reviewed on a quarterly basis and adjusted, as needed. Share-based compensation cost for restricted stock is measured on the closing fair market value of our common stock on the date of grant. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Fiscal Year Ended		Fiscal Year Ended			Fiscal Year Ended
	January 31, 2020		January 31, 2019			January 31, 2018
	Performance Stock Unit	ESPP	Stock Option Plans	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	36%	33 - 40%	37 - 42%	36%	33 - 38%	32%	31 - 34%
Range of expected lives (in years)	N/A	0.5 - 2.0	0.5 - 3.8	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	2.5%	1.7 - 2.5%	2.3 - 2.7%	2.0%	1.9 - 2.8%	1.0 - 1.2%	0.9 - 1.4%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures: (1) a measure of historical volatility in the trading market for the Company’s common stock, and (2) the implied volatility of traded forward call options to purchase shares of the Company’s common stock. The expected volatility for performance stock units subject to market conditions includes the expected volatility of companies within the S&P North American Technology Software Index with a market capitalization over $2.00 billion, depending on the award type.

Autodesk estimates the expected life of stock-based awards using both exercise behavior and post-vesting termination behavior as well as consideration of outstanding options. The range of expected lives of ESPP awards are based upon the four, six-month exercise periods within a 24-month offering period.

Autodesk did not pay cash dividends in fiscal 2020, 2019, or 2018 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

2020 Form 10-K 74

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of stock-based awards as those forfeitures occur.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $42.2 million in fiscal 2020, $37.5 million in fiscal 2019, and $31.1 million in fiscal 2018.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock. Diluted net income (loss) per share is computed based upon the weighted average shares of common shares outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method.

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

Gains and losses and prior service costs not recognized as a component of net periodic benefit cost in the Consolidated Statements of Operations as they arise are recognized as a component of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). Those gains and losses and prior service costs are subsequently amortized as a component of net periodic benefit cost over the average remaining service lives of the plan participants using a corridor approach to determine the portion of gain or loss subject to amortization.

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

Accounting Standards in Fiscal 2020

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by FASB or adopted by the Company during the fiscal year ended January 31, 2020, that are applicable to the Company.

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

2020 Form 10-K 75

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

Autodesk adopted ASU No. 2019-12 regarding ASC Topic 740, "Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740 on January 31, 2020. The ASU also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption did not have a material impact on the consolidated financial statements.

Leases

FASB issued ASU No. 2016-02, "Leases (ASC Topic 842)", to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The new standard requires entities to reflect the net present value of all future fixed lease payments for both operating and finance leases on the balance sheet. It also requires entities to disclose fixed and variable lease payments separately and by lease type (operating vs. finance leases). In addition, FASB issued ASU No. 2018-10, ASU No. 2018-11and ASU No. 2018-20 to help provide accommodations and interpretive clarifications on various issues raised by stakeholders. ASU No. 2018-10 clarifies ambiguous or potentially conflicting guidance in ASU No. 2016-02. ASU No. 2018-11 provides an additional transition option to apply ASU No. 2016-02 upon adoption of the new standard.

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

Autodesk determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities”, and “Long-term operating lease liabilities” in the Consolidated Balance Sheets.

Operating lease ROU assets represent Autodesk’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Autodesk uses its incremental borrowing rate, if the Company's leases do not provide an implicit rate, adjusted for local country-specific borrowing rates as applicable, based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and are reduced by any lease incentives. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Autodesk has lease agreements with lease and non-lease components. Autodesk accounts for the lease and non-lease components as a single lease component.

Quantitative effect of ASC Topic 842 adoption

Under the modified retrospective method, Autodesk recorded $(0.7) million to the opening balance of "Accumulated deficit" as of February 1, 2019. The comparative information has not been adjusted and continues to be reported as under previous accounting guidance. The adoption of ASC Topic 842 did not have a material impact to the Company’s consolidated statement of operations or net cash provided by operating activities as of February 1, 2019.

2020 Form 10-K 76

The following table shows line items that were materially impacted by the adoption of ASC Topic 842 on February 1, 2019 on Autodesk’s Consolidated Balance Sheet:

	As reported January 31, 2019	Impact from the adoption (1)	As adjusted
ASSETS
Prepaid expenses and other current assets	$192.1	$(5.9)	$186.2
Total current assets	1,620.0	(5.9)	1,614.1
Operating lease right-of-use assets	—	283.4	283.4
Total assets	4,729.2	277.5	5,006.7
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Other accrued liabilities	142.3	(4.9)	137.4
Operating lease liabilities	—	54.1	54.1
Long-term operating lease liabilities	—	245.9	245.9
Other liabilities	121.8	(16.9)	104.9
Accumulated deficit	$(2,147.4)	$(0.7)	$(2,148.1)
____________________

(1)	Adoption of ASC Topic 842 did not have any other material impacts on Autodesk's consolidated financial statements.

See Note 9, "Leases" for disclosures under ASC Topic 842.

Recently Issued Accounting Standards But Not Yet Adopted

In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Autodesk is still currently evaluating the impact to the financial statements, the transition, and disclosure requirements of the standard.

In June 2016, FASB issued ASU No. 2016-13 regarding ASC Topic 326, "Financial Instruments - Credit Losses", which modifies the measurement of expected credit losses of certain financial instruments. Autodesk plans to adopt ASU No. 2016-13 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2020. The adoption of the ASU will not have a material impact on its consolidated financial statements.

2. Revenue Recognition

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

2020 Form 10-K 77

Information regarding the components of Autodesk's net revenue from contracts with customers by geographic location, product family, and sales channel is as follows:

	Fiscal Year ended January 31,
	2020	2019	2018
Net revenue by product family:
Architecture, Engineering and Construction	$1,377.1	$1,021.6	$787.5
Manufacturing	726.1	616.2	528.8
AutoCAD and AutoCAD LT	948.2	731.8	561.4
Media and Entertainment	199.2	182.0	152.1
Other	23.7	18.2	26.8
Total net revenue	$3,274.3	$2,569.8	$2,056.6

Net revenue by geographic area:
Americas
U.S.	$1,108.9	$874.6	$740.4
Other Americas	226.9	175.3	130.7
Total Americas	1,335.8	1,049.9	871.1
Europe, Middle East and Africa	1,303.5	1,034.3	815.4
Asia Pacific	635.0	485.6	370.1
Total net revenue	$3,274.3	$2,569.8	$2,056.6

Net revenue by sales channel:
Indirect	$2,282.2	$1,830.8	$1,443.8
Direct	992.1	739.0	612.8
Total net revenue	$3,274.3	$2,569.8	$2,056.6

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties or amounts payable to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total billed and unbilled deferred revenue. As of January 31, 2020, Autodesk had remaining performance obligations of $3.6 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $2.4 billion or 67% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.2 billion or 33% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of January 31, 2020. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

2020 Form 10-K 78

Revenue recognized during the fiscal year ended January 31, 2020 and 2019, that was included in the deferred revenue balances at January 31, 2019 and 2018, was $1.8 billion and $1.5 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

Revenue from contracts with customers adopted in Fiscal 2019

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

2020 Form 10-K 79

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

2020 Form 10-K 80

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

2020 Form 10-K 81

3.     Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2020 and 2019.

	January 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency discount notes	$6.0	$—	$—	$6.0	$—	$6.0	$—
Commercial paper	36.8	—	—	36.8	—	36.8	—
Money market funds	1,135.5	—	—	1,135.5	1,135.5	—	—
Other (2)	2.3	—	—	2.3	1.3	1.0	—
Marketable securities:
Short-term trading securities
Mutual funds	59.9	9.2	(0.1)	69.0	69.0	—	—
Derivative contract assets (3)	1.1	9.7	(1.3)	9.5	—	8.9	0.6
Derivative contract liabilities (4)	—	—	(4.7)	(4.7)	—	(4.7)	—
Total	$1,241.6	$18.9	$(6.1)	$1,254.4	$1,205.8	$48.0	$0.6
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Consists of custody cash deposits and certificates of deposit.

(3)	Included in “Prepaid expenses and other current assets,” or “Other assets,” in the accompanying Consolidated Balance Sheets.

(4)	Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

	January 31, 2019
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Certificates of deposit	$1.0	$—	$—	$1.0	$—	$1.0	$—
Commercial paper	87.9	—	—	87.9	—	87.9	—
Corporate debt securities	5.0	—	—	5.0	—	5.0	—
Custody cash deposit	0.8	—	—	0.8	0.8	—	—
Money market funds	281.4	—	—	281.4	281.4	—	—
Marketable securities:
Short-term available-for-sale
Other (2)	6.2	1.1	—	7.3	2.7	4.6	—
Short-term trading securities
Mutual funds	56.6	3.7	—	60.3	60.3	—	—
Convertible debt securities (3)	4.6	1.9	(2.1)	4.4	—	—	4.4
Derivative contract assets (4)	1.7	8.6	(1.8)	8.5	—	7.7	0.8
Derivative contract liabilities (5)	—	—	(7.4)	(7.4)	—	(7.4)	—
Total	$445.2	$15.3	$(11.3)	$449.2	$345.2	$98.8	$5.2
____________________

(1)	Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets.

(2)	Consists of corporate bonds, commercial paper, and common stock.

(3)	Considered "available for sale" securities and included in "Other assets" in the accompanying Consolidated Balance Sheets.

(4)	Included in “Prepaid expenses and other current assets”, "Other assets", or “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

2020 Form 10-K 82

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal year ended January 31, 2020 was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
(in millions)	Derivative Contracts	Convertible Debt Securities	Total
Balances, January 31, 2019	$0.8	$4.4	$5.2
Impairments	—	(1.0)	(1.0)
Settlements	—	(3.5)	(3.5)
(Losses) gains included in earnings (1)	(0.2)	0.2	—
Losses included in OCI	—	(0.1)	(0.1)
Balances, January 31, 2020	$0.6	$—	$0.6

____________________

(1)	Included in “Interest and other expense, net” in the accompanying Consolidated Statements of Operations.

As of January 31, 2020 and 2019, Autodesk had no material unrealized losses, individually and in the aggregate, for securities that are in a continuous unrealized loss position for greater than twelve months.

There was no gain or loss for the sale or redemption of securities during fiscal 2020. The sales or redemptions of securities in fiscal 2019 and fiscal 2018 resulted in a loss of $1.3 million, and $0.3 million, respectively. The losses were recorded in "Interest and other expense, net" on the Company's Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable securities for fiscal 2020, fiscal 2019 and fiscal 2018 were $27.4 million, $531.0 million and $1.08 billion, respectively.

Non-marketable equity securities

As of January 31, 2020 and 2019, Autodesk had $122.5 million and $111.6 million in direct investments in privately held companies. These non-marketable equity security investments do not have readily determined fair values and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. During the fiscal years ended January 31, 2020 and 2019, Autodesk recorded an upward adjustment on certain of its privately held investments, reflected as a gain in "Interest and other expense, net" on the Company's Consolidated Statement of Operations of $3.2 million and $6.2 million, respectively. As of January 31, 2020, Autodesk has recorded $9.4 million in cumulative upward adjustments on certain of its privately held investments.

If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. During fiscal 2020, fiscal 2019 and fiscal 2018, Autodesk recorded $4.2 million, $4.8 million and $15.5 million, respectively, in impairments and negative adjustments on its privately held investments, reflected as a loss in "Interest and other expense, net" on the Company's Consolidated Statements of Operations. As of January 31, 2020, Autodesk has recorded $9.0 million in cumulative impairments and negative adjustments on its privately held investments. Autodesk does not consider the remaining investments to be impaired at January 31, 2020.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $981.3 million at January 31, 2020, and $803.5 million at January 31, 2019. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $8.4 million remaining in “Accumulated other comprehensive loss” as of January 31, 2020, is expected to be recognized into earnings within the next twenty-four months.

2020 Form 10-K 83

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the fiscal year ended January 31, 2020:

	Fiscal Year Ended January 31, 2020
	Net Revenue		Cost of revenue	Operating expenses
(in millions)	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,751.9	$386.6	$223.9	$1,310.3	$851.1	$405.6

Gain (loss) on cash flow hedging relationships
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$11.7	$5.9	$(0.9)	$(4.3)	$(0.7)	$(2.1)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $736.2 million at January 31, 2020, and $579.8 million at January 31, 2019.

Fair Value of Derivative Instruments:

The fair value of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2020, and January 31, 2019:

	Balance Sheet Location	Fair Value at
(in millions)		January 31, 2020	January 31, 2019
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$1.0	$4.3
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and Other assets	8.4	4.2
Total derivative assets		$9.4	$8.5
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$2.8	$3.3
Derivatives not designated as hedging instruments	Other accrued liabilities	1.9	4.1
Total derivative liabilities		$4.7	$7.4

2020 Form 10-K 84

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2020, 2019, and 2018, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
(in millions)	2020	2019	2018
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion)	$3.0	$19.6	$(21.3)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (loss) (effective portion)
Net revenue	$17.6	$(8.5)	$8.0
Cost of revenue	(0.9)	—	—
Operating expenses	(7.1)	(3.6)	1.9
Total	$9.6	$(12.1)	$9.9

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2020, 2019, and 2018, respectively (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
(in millions)	2020	2019	2018
Amount and location of gain (loss) recognized on derivatives in net income (loss)
Interest and other expense, net	$6.0	$6.6	$(19.1)

2020 Form 10-K 85

4.     Employee and Director Stock Plans

Stock Plans

As of January 31, 2020, Autodesk maintained four active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (as amended, the “2012 Employee Plan”), which is available only to employees, the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors' Plan”), which is available only to non-employee directors, the PlanGrid 2012 Equity Incentive Plan ("PlanGrid 2012 Plan"), which is available to employees who held outstanding unvested options and restricted stock units that were assumed as part of our acquisition of PlanGrid, Inc. and the BuildingConnected, Inc. 2013 Stock Plan ("BuildingConnected 2013 Plan"), which is available to employees who held outstanding unvested options that were assumed as part of our acquisition of BuildingConnected, Inc. Additionally, there is one terminated plan with options outstanding.

The 2012 Employee Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. Since the 2012 Stock Plan was adopted by stockholders in January 2012, Autodesk has received stockholder approval to increase the number of shares subject to the plan by 36.1 million shares. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended ("2008 Plan"), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 57.3 million shares which includes 51.3 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2020, 50.6 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2020, 13.8 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors' Plan was approved by Autodesk's stockholders and became effective on January 6, 2012. The 2012 Directors' Plan replaced the 2010 Outside Directors' Stock Plan, as amended ("2010 Plan"). The 2012 Directors' Plan permits the grant of stock options, restricted stock units, and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors' Plan as 2.11 shares. As of January 31, 2020, 0.9 million shares subject to restricted stock unit awards have been granted under the 2012 Directors' Plan. Restricted stock units that were granted under the 2012 Outside Directors' Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors' Plan. The 2012 Directors' Plan will expire on June 30, 2022. At January 31, 2020, 0.8 million shares were available for future issuance under the 2012 Director's Plan.

Pursuant to the PlanGrid acquisition on December 19, 2018, the Company assumed the unvested options and restricted stock units under the PlanGrid 2012 Plan. No further equity awards will be granted under the PlanGrid 2012 Plan. As of January 31, 2020, 0.3 million shares subject to options remain outstanding under the PlanGrid 2012 Plan. Options that were granted under the PlanGrid 2012 Plan vest over a four-year period and expire 10 years from the date of grant. The PlanGrid 2012 Plan will expire on June 18, 2022.

Pursuant to the BuildingConnected acquisition on January 23, 2019, the Company assumed the unvested options under the BuildingConnected 2013 Plan. No further equity awards will be granted under the BuildingConnected 2013 Plan. As of January 31, 2020, 0.1 million shares subject to options remain outstanding under the BuildingConnected 2013 Plan. Options that were granted under the BuildingConnected 2013 Plan vest over a four-year period and expire 10 years from the date of grant. The BuildingConnected 2013 Plan will expire on May 6, 2023.

The following sections summarize activity under Autodesk’s stock plans.

2020 Form 10-K 86

Stock Options:

A summary of stock option activity for the fiscal year ended January 31, 2020 is as follows:

	Number of Shares (in millions)	Weighted average exercise price per share	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value (1) (in millions)
Options outstanding at January 31, 2019	0.8	$23.95
Granted	—	—
Exercised	(0.3)	23.43
Canceled/Forfeited	(0.1)	21.27
Options outstanding at January 31, 2020	0.4	$24.80	6.6	$73.8
Options vested and exercisable at January 31, 2020	0.2	$31.73	3.9	$25.3
Shares available for grant at January 31, 2020	14.6

_______________

(1)	Represents the total pre-tax intrinsic value, based on Autodesk’s closing stock price of $196.85 per share as of January 31, 2020.

As of January 31, 2020, compensation cost of $30.4 million related to non-vested stock options is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted average grant date fair value per share of options granted during the fiscal years ended January 31, 2020, 2019, and 2018:

	Fiscal year ended January 31,
	2020	2019	2018
Pre-tax intrinsic value of options exercised (1)	$44.1	$9.7	$22.8
Weighted average grant date fair value per share of stock options assumed from acquisition	$—	$110.40	$—
——————

(1)	The intrinsic value of options exercised is calculated as the difference between the exercise price of the option and the market value of the stock on the date of exercise.

Restricted Stock Units:

A summary of restricted stock activity for the fiscal year ended January 31, 2020, is as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2019	4,287.4	$120.07
Granted	3,136.1	156.24
Vested	(2,276.5)	112.50
Canceled/Forfeited	(422.5)	133.82
Performance Adjustment (1)	7.8	142.17
Unvested restricted stock at January 31, 2020	4,732.3	$147.24
_______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2019 performance period. The performance stock units were attained at rates ranging from 105.2% to 122.5% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2020, 2019, and 2018, the weighted average grant date fair values were $156.24, $144.37, and $106.55, respectively. The fair value of the shares vested during fiscal years ended January 31, 2020, 2019, and 2018 were $361.0 million, $425.4 million, and $399.7 million, respectively.

During the fiscal year ended January 31, 2020, Autodesk granted 2.6 million restricted stock units. Restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are

2020 Form 10-K 87

not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period.

Additionally, during the fiscal year ended January 31, 2020, Autodesk granted 0.3 million restricted stock units for which the ultimate number of shares earned is based on the Autodesk closing stock price on each vesting date. As these awards will be settled in a fixed dollar amount of shares, the awards are accounted for as a liability-classified award and are expensed using the straight-line method over the vesting period. During the fiscal year ended January 31, 2020, Autodesk settled liability-classified awards of $23.5 million.

Autodesk recorded stock-based compensation expense related to restricted stock units of $274.5 million, $189.3 million, and $202.1 million during fiscal years ended January 31, 2020, 2019, and 2018, respectively. As of January 31, 2020, total compensation cost not yet recognized of $474.6 million related to non-vested awards is expected to be recognized over a weighted average period of 1.9 years. At January 31, 2020, the number of restricted stock units granted but unvested was 4.1 million.

During the fiscal year ended January 31, 2020, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on Annualized Recurring Revenue ("ARR") and free cash flow goals adopted by the Compensation and Human Resources Committee, as well as total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion ("Relative TSR"). These performance stock units vest over a three-year period and have the following vesting schedule:

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

Autodesk recorded stock-based compensation expense related to performance stock units of $27.1 million, $28.6 million, and $33.7 million during fiscal years ended January 31, 2020, 2019, and 2018 respectively. As of January 31, 2020, total compensation cost not yet recognized of $6.7 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 0.7 years. At January 31, 2020, the number of performance stock units granted but unvested was 0.6 million.

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

At January 31, 2020, a total of 7.3 million shares were available for future issuance. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP does not have an expiration date.

2020 Form 10-K 88

A summary of the ESPP activity for the fiscal years ended January 31, 2020, 2019, and 2018 is as follows:

	Fiscal year ended January 31,
	2020	2019	2018
Issued shares	0.9	1.0	2.0
Average price of issued shares	$102.20	$90.25	$39.03
Weighted average grant date fair value of awards granted under the ESPP	$47.78	$42.75	$32.41

Autodesk recorded $33.3 million, $27.2 million, and $25.7 million of compensation expense associated with the ESPP in fiscal 2020, 2019, and 2018, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and awards granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2020:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise or vesting of outstanding options and awards (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	5.2	$24.80	21.9	(1)
Total	5.2	$24.80	21.9
____________________

(1)	Included in this amount are 7.3 million securities available for future issuance under Autodesk’s ESPP.

5.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2020	2019	2018
Federal:
Current	$(2.3)	$(13.3)	$(0.8)
Deferred	7.6	(6.7)	(19.3)
State:
Current	(0.4)	(1.8)	(0.3)
Deferred	2.1	0.1	2.2
Foreign:
Current	69.6	65.3	50.9
Deferred	3.7	(5.5)	(23.1)
	$80.3	$38.1	$9.6

Foreign pretax (loss) income was $475.5 million in fiscal 2020, $181.4 million in fiscal 2019, and $(76.2) million in fiscal 2018.

2020 Form 10-K 89

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2020	2019	2018
Income tax provision (benefit) at U.S. Federal statutory rate	$61.9	$(9.0)	$(188.4)
State income tax benefit, net of the U.S. Federal benefit	(5.3)	(11.4)	(21.9)
Foreign income taxed at rates different from the U.S. statutory rate including GILTI	(41.2)	117.8	(53.3)
Valuation allowance adjustment	65.3	18.8	(82.5)
Transition tax and revisions due to subsequent regulations	9.6	(16.0)	408.4
Tax effect of non-deductible stock-based compensation	24.9	7.6	20.7
Stock compensation windfall / shortfall	(22.4)	(39.4)	(67.7)
Research and development tax credit benefit	(19.8)	(23.5)	(11.3)
Closure of income tax audits and changes in uncertain tax positions	(2.0)	(12.7)	1.2
Tax effect of officer compensation in excess of $1.0 million	3.4	5.0	2.2
Non-deductible expenses	5.4	1.5	2.1
Other	0.5	(0.6)	0.1
	$80.3	$38.1	$9.6

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2020	2019
Stock-based compensation	$32.8	$25.9
Research and development tax credit carryforwards	263.4	238.7
Foreign tax credit carryforwards	253.9	198.6
Accrued compensation and benefits	3.4	6.5
Other accruals not currently deductible for tax	28.4	19.0
Purchased technology and capitalized software	37.7	32.6
Fixed assets	11.6	15.0
Lease liability	106.4	—
Tax loss carryforwards	241.2	237.2
Deferred revenue	29.2	49.0
Other	28.0	28.4
Total deferred tax assets	1,036.0	850.9
Less: valuation allowance	(883.4)	(797.8)
Net deferred tax assets	152.6	53.1
Indefinite lived intangibles	(76.5)	(67.6)
Right-of-use assets	(101.3)	—
Unremitted earnings of foreign subsidiaries	(0.9)	—
Total deferred tax liabilities	(178.7)	(67.6)
Net deferred tax assets (liabilities)	$(26.1)	$(14.5)

Autodesk’s fiscal 2020 tax expense is primarily driven by tax expense in foreign locations, withholding taxes on payments made to the U.S. or to Singapore from foreign sources, and tax amortization on indefinite-lived intangibles offset by a tax benefit resulting from valuation allowance release in Singapore.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses arising from the Company's business model transition as a significant piece of negative evidence. Consequently, Autodesk determined

2020 Form 10-K 90

that a valuation allowance was required on the accumulated U.S., Canada and Netherlands tax attributes as of January 31, 2020. In the current year, the U.S. created incremental deferred tax assets, primarily operating losses, foreign tax and R&D credits, Canada generated R&D credits and the Netherlands generated non-deductible interest expense. These U.S., Canada and Netherlands deferred tax attributes have been offset by a full valuation allowance. The valuation allowance increased by $85.6 million in fiscal 2020 primarily due to the generation of deferred tax attributes inclusive of the valuation allowance release of$42.0 million benefit in Singapore. The valuation allowance increased by $163.6 million, and decreased by $113.8 million in fiscal 2019 and 2018, respectively, primarily related to U.S. and Singapore tax attributes generated in fiscal year 2019 and the Tax Act reduction in rate in fiscal 2018.

Given the increase in our global earnings in the current year and the expectation of continued increase in global earnings, the Company anticipates a significant increase in U.S. taxable income beginning fiscal 2021. Moreover, if we are subject to GILTI in fiscal 2021, the inclusion of foreign earnings in our U.S. tax basis will be positive evidence in our evaluation of our need for a valuation allowance on our U.S. deferred tax assets. As Autodesk continually strives to optimize the overall business model, tax planning strategies may become feasible and prudent allowing the Company to realize many of the deferred tax assets that are offset by a valuation allowance; therefore, Autodesk will continue to evaluate the ability to utilize the deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

Realization of foreign net deferred tax assets of $56.4 million is dependent upon the Company's ability to generate future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced and Autodesk then determine that it is not more likely than not to realize such deferred tax assets.

The Tax Act provided broad and significant changes to the U.S. corporate income tax regime. In light of our fiscal year-end, the Tax Act reduced the statutory federal corporate rate from 35% to 34% for fiscal 2018 and to 21% for fiscal 2019 and forward. The Tax Act also, among many other provisions, imposed a one-time mandatory tax on accumulated earnings of foreign subsidiaries (commonly referred to as the "transition tax") to which we were subject in our fiscal year 2018, subjects the deemed intangible income of our foreign subsidiaries to current U.S. taxation (commonly referred to as "GILTI"), provides for a full dividends received deduction upon repatriation of untaxed earnings of our foreign subsidiaries, imposes a minimum taxation (without most tax credits) on modified taxable income, which is generally taxable income without deductions for payments to related foreign companies (commonly referred to as “BEAT”), modifies the accelerated depreciation deduction rules, and made updates to the deductibility of certain expenses. We completed our determination of the accounting implications of the Tax Act on our tax accruals in our fiscal year January 31, 2019; any subsequent adjustments would be solely related to issuance of regulations related to provision of Tax Act or tax audits in U.S. or foreign jurisdictions..

We recorded a tax benefit of the Tax Act in our financial statements as of January 31, 2018 of approximately $32.3 million mainly driven by the corporate rate re-measurement (from 35% to 21%) of the indefinite-lived intangible deferred tax liability.

As of January 31, 2018, we estimated taxable income associated with offshore earnings of $831.5 million, and as of January 31, 2019, we adjusted the taxable income to $819.6 million for transition tax. We had an incremental adjustment to our transition tax in our fiscal year 2020 of $45.5 million, as a result of additional Treasury Regulations published this year. Transition tax related to adjustments in the offshore earnings or correlated foreign tax credits resulted in no impact to the effective tax rate as it is primarily offset by net operating losses that are subject to a full valuation allowance. As a result of transition tax, we recorded a deferred tax asset of approximately $43.2 million for foreign tax credits, which are also subject to a full valuation allowance.

We have not had a GILTI inclusion in fiscal 2019 and fiscal 2020 resulting in no impact to the effective tax rates.

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

As of January 31, 2020, Autodesk had $742.8 million of cumulative U.S. federal tax loss carryforwards and $1,486.2 million of cumulative U.S. state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. The pre-fiscal 2019 U.S. federal tax loss carryforward will expire beginning fiscal 2021 through fiscal 2037. U.S. federal losses generated beginning in fiscal 2019 do not expire and are carried forward indefinitely. The U.S. state tax loss carryforward will expire beginning fiscal 2021 through fiscal 2039.

2020 Form 10-K 91

In addition to U.S. federal and state tax loss carryforwards, Ireland, Netherlands, and Singapore jurisdictions incurred federal tax losses totaling $277.7 million, which may be available to reduce future income tax liabilities. As discussed above, with the exception of our Irish and Singaporean losses, of $37.9million and $195.6 million, respectively, these cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized.

As of January 31, 2020, Autodesk had $186.3 million of cumulative U.S. federal research tax credit carryforwards, $98.0 million of cumulative California state research tax credit carryforwards, and $58.4 million of cumulative Canadian federal tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal tax credit carryforwards will expire beginning fiscal 2021 through fiscal 2040, the state credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian tax credit carryforwards will expire beginning fiscal 2028 through fiscal 2040. Autodesk also has $267.1 million of cumulative U.S. federal foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. These foreign tax credits will expire beginning fiscal 2021 through fiscal 2030. As discussed above, these cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization. There were no permanent losses of U.S. federal and state tax attributes as a result of any ownership changes occurring through the balance sheet date.

As of January 31, 2020, the Company had $220.6 million of gross unrecognized tax benefits, of which $203.7 million would reduce our valuation allowance, if recognized. The remaining $16.9 million would impact the effective tax rate.

It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2020	2019	2018
Gross unrecognized tax benefits at the beginning of the fiscal year	$209.0	$337.6	$261.4
Increases for tax positions of prior years	2.8	7.9	22.8
Decreases for tax positions of prior years	(0.4)	(146.3)	(22.5)
Increases for tax positions related to the current year	11.1	10.3	78.4
Decreases relating to settlements with taxing authorities	—	—	(0.8)
Reductions as a result of lapse of the statute of limitations	(1.9)	(0.5)	(1.7)
Gross unrecognized tax benefits at the end of the fiscal year	$220.6	$209.0	$337.6

It is the Company's continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $2.3 million, $3.1 million, and $2.8 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2020, 2019, and 2018, respectively. There was $(0.8) million, $0.3 million, and $0.3 million of net expense for interest and penalties related to tax matters recorded through the consolidated statements of operations for the years ended January 31, 2020, 2019, and 2018, respectively.

Autodesk's U.S. and state income tax returns for fiscal year 2001 through fiscal year 2020 remain open to examination due to either net operating loss or credit carryforward. The Internal Revenue Service has examined the Company's U.S. consolidated federal income tax returns for fiscal years 2014 and 2015. This audit was finalized on January 31, 2019, and impacts from the finalization of the audit were recorded in the fiscal 2019 financial statements.

Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal year 2006 to 2020.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain Europe and Asia Pacific countries was subject to reduced tax rates through fiscal 2019. Historically, the Company

2020 Form 10-K 92

incurred $11.4 million net benefit ($0.05 basic net income per share) in fiscal 2019 from the tax status of these business arrangements, and $0.0 million ($0.00 basic net income per share) in fiscal 2018.

6.     Acquisitions

The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have been presented for acquisitions that were material to Autodesk's Consolidated Financial Statements.

Fiscal 2020 Acquisitions

During the fiscal year ended January 31, 2020, Autodesk did not complete any business combinations or technology acquisitions.

Fiscal 2019 Acquisitions

BuildingConnected, Inc.

On January 23, 2019, Autodesk acquired BuildingConnected, Inc. ("BuildingConnected"). BuildingConnected is a leading provider of construction bid-management software.

The acquisition-date fair value of the consideration transferred totaled $253.2 million, which consisted of $248.1 million of cash, and $5.1 million attributable to the fair value of equity awards related to pre-combination services. Under the terms of the merger agreement, Autodesk replaced BuilidingConnected's unvested options with 116,279 Autodesk options.

PlanGrid, Inc.

On December 19, 2018, Autodesk acquired PlanGrid, Inc. ("PlanGrid"). PlanGrid is a leading provider of construction productivity software and this acquisition.

The acquisition-date fair value of the consideration transferred totaled $777.6 million, which consisted of $772.4 million of cash and $5.2 million attributed to the fair value of assumed PlanGrid equity awards for pre-combination services. Under the terms of the merger agreement, Autodesk replaced PlanGrid's unvested options and restricted stock awards with 602,051 Autodesk options and 41,069 Autodesk RSUs. Autodesk entered into a term loan agreement in the aggregate principal amount of $500.0 million to fund a portion of the purchase. See Note 8, "Borrowing Arrangements" for more information.

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

Prior to the acquisition date, Autodesk accounted for its approximate 14% equity interest in Assemble Systems as a cost-method investment. The acquisition-date fair value of Autodesk's existing equity interest was $10.6 million and was included in the measurement of the consideration transferred. Autodesk recognized a gain of $4.6 million as a result of remeasuring its prior equity interest in Assemble Systems held before the business combination using a control premium to calculate a discount for lack of control. The gain is included in “Interest and other expense, net” in the Consolidated Statements of Operations.

2020 Form 10-K 93

Purchase Price Allocation

For the Assemble Systems, PlanGrid, and BuildingConnected acquisitions that were accounted for as business combinations, Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the acquisition. There is no amount of goodwill that is deductible for U.S. income tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the fiscal year ended January 31, 2019:

	Assemble Systems (1)	PlanGrid (2)	BuildingConnected (3)	Total
Developed technologies	$4.4	$78.0	$12.5	$94.9
Customer relationships and other non-current intangible assets	12.0	98.0	26.9	136.9
Trade name	2.8	20.0	6.8	29.6
Goodwill	71.8	589.5	206.7	868.0
Deferred revenue (current and non-current)	(1.7)	(25.5)	(2.8)	(30.0)
Net tangible assets	4.3	17.6	3.1	25.0
Total	$93.6	$777.6	$253.2	$1,124.4
_______________

(1)
During fiscal 2020, Autodesk recorded a measurement period adjustment related to the valuation of the deferred tax liability associated with the Assemble Systems acquisition. This adjustment reduced goodwill and increased net tangible assets by $0.2 million.

(2)
During fiscal 2020, Autodesk recorded measurement period adjustments to the preliminary determination of estimated fair value of assets and liabilities assumed associated with the PlanGrid acquisition in the amount of $0.8 million. These adjustments increased goodwill and reduced net tangible assets.

(3)
During fiscal 2020, Autodesk recorded measurement period adjustments to the preliminary determination of estimated fair value of assets and liabilities assumed associated with the BuildingConnected in the amount of $0.4 million. These adjustments increased goodwill and reduced net tangible assets.

For the three business combinations in fiscal 2019, the determination of estimated fair values of certain assets and liabilities was derived from estimated fair value assessments and assumptions by Autodesk. For PlanGrid and BuildingConnected, Autodesk's estimates and assumptions were subject to change within the measurement period (up to one year from the acquisition date). For the three business combinations in fiscal 2019, the tax impact of the acquisition was also subject to change within the measurement period.

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

2020 Form 10-K 94

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

7.     Deferred Compensation

At January 31, 2020, Autodesk had marketable securities totaling $69.0 million, all of which related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $69.0 million related to the deferred compensation liability at January 31, 2020, $5.3 million was classified as current and $63.7 million was classified as non-current liabilities. Of the $60.3 million related to the deferred compensation liability at January 31, 2019, $5.0 million was classified as current and $55.3 million was classified as non-current liabilities. The securities are recorded in the Consolidated Balance Sheets under the current portion of "Marketable securities". The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Long-Term Other liabilities”, respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $98.8 million and $93.0 million as of January 31, 2020, and January 31, 2019, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $101.6 million and $108.8 million during fiscal years ended January 31, 2020, and January 31, 2019, respectively. Autodesk did not recognize any contract cost impairment losses during the fiscal years ended January 31, 2020 and January 31, 2019.

8.     Borrowing Arrangements

In January 2020, Autodesk issued $500.0 million aggregate principal amount of 2.85% notes due January 15, 2030 (“2020 Notes”). Net of a discount of $1.1 million and issuance costs of $4.8 million, Autodesk received net proceeds of $494.1 million from issuance of the 2020 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. On March 4, 2020, proceeds of the 2020 Notes were used for the repayment of $450.0 million of debt due June 15, 2020, subject to a make-whole premium. See Note 17, "Subsequent Events," for further discussion on the repayment. The remainder will be used for general corporate purposes.

In December 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement replaced and terminated Autodesk’s prior $400.0 million revolving credit facility. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk's ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 2.50:1.0 starting with the fiscal quarter ending January 31, 2019 and increasing to 3.00:1.0 starting with the fiscal quarter ending April 30, 2019, and (2) a maximum leverage ratio of 3.50:1.0 starting with the fiscal quarter ending July 31, 2019, and dropping to 3.00:1.0 in the fiscal quarter ending January 31, 2020. At January 31, 2020, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At January 31, 2020, Autodesk had no outstanding borrowings under the credit agreement.

In December 2018, Autodesk also entered into a Term Loan Agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for a delayed draw term loan facility in the aggregate principal amount of $500.0 million and was borrowed in full to consummate the PlanGrid, Inc. acquisition in Note 6, "Acquisitions". The term loan bears interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin between

2020 Form 10-K 95

0.000% and 0.625%, depending on Autodesk's Public Debt Rating or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.875% and 1.625%, depending on Autodesk's Public Debt Rating. Based on Autodesk's current credit ratings the term loan bears interest at a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of 1.125% per annum. Interest under the term loan was 2.689% upon final payment. As of January 31, 2020, the term loan was repaid in full.

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

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 ("$450.0 million 2015 Notes") and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 ("$300.0 million 2015 Notes") (collectively, the “2015 Notes”). Net of a discount of $0.6 million and $1.1 million, and issuance costs of $3.8 million and $2.5 million, Autodesk received net proceeds of $445.6 million and $296.4 million from issuance of the $450.0 million 2015 Notes and $300.0 million 2015 Notes, respectively. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes. On March 4, 2020, the proceeds of the 2020 Notes were used for the repayment of the $450.0 million 2015 Notes. See Note 17, "Subsequent Events," for further discussion on the repayment. As of January 31, 2020, the $450.0 million 2015 Notes are recorded in the Consolidated Balance Sheets under "Current portion of long-term notes payable, net", and the weighted average interest rate was 4.375%.

In December 2012, Autodesk issued $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 ("2012 Notes"). Autodesk received net proceeds of $346.7 million from issuance of the 2012 Notes, net of a discount of $0.5 million and issuance costs of $2.8 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes.

The 2020 Notes, 2017 Notes, 2015 Notes and the 2012 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All Notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions.

Based on the quoted market prices, the approximate fair value of the notes as of January 31, 2020 were as follows:

	Aggregate Principal Amount	Fair value
2012 Notes	$350.0	$364.0
$450 2015 Notes	450.0	451.5
$300 2015 Notes	300.0	331.9
2017 Notes	500.0	535.0
2020 Notes	500.0	513.3

2020 Form 10-K 96

The expected future principal payments for all borrowings as of January 31, 2020 are as follows:

Fiscal year ending
2021	$450.0
2022	—
2023	350.0
2024	—
2025	—
Thereafter	1,300.0
Total principal outstanding	$2,100.0

9. Leases

Autodesk has operating leases for real estate, vehicles and certain equipment. Leases have remaining lease terms of less than 1 year to 70 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 10 years. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. Options to terminate are considered in determining the lease liability if they are reasonably certain of being exercised. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the consolidated statement of operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented.

The components of lease cost were as follows:

	Fiscal Year Ended January 31, 2020
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6.6	$2.2	$38.0	$27.3	$12.7	$86.8
Variable lease cost	0.9	0.3	5.4	3.8	1.8	12.2

Supplemental operating cash flow information related to leases is as follows:

Fiscal Year Ended January 31, 2020
Cash paid for operating leases included in operating cash flows (1)	$93.5
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	231.7
  _______________
(1) Includes $12.2 million in variable lease payments not included in "Operating lease liabilities" and "Long-term operating lease liabilities" on the Consolidated Balance Sheet.

The weighted average remaining lease term for operating leases is 7.5 years at January 31, 2020. The weighted average discount rate was 3.41% at January 31, 2020.

2020 Form 10-K 97

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2021	$60.4
2022	90.9
2023	84.4
2024	71.3
2025	52.3
Thereafter	167.6
526.9
Less imputed interest	(67.1)
Present value of operating lease liabilities	$459.8

As of January 31, 2020, Autodesk has additional operating lease minimum lease payments of $22.7 million for executed leases that have not yet commenced, primarily for office locations.

Rent expense related to operating leases recognized on a straight-line basis over the lease period under previous accounting guidance, was as follows:

	Fiscal Year Ended January 31,
	2019	2018
Rent expense	$60.7	$55.9

10.     Commitments and Contingencies

Purchase commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2020, were approximately $402.0 million for periods through fiscal 2028. These purchase commitments primarily result from contracts entered into for the acquisition of cloud services, IT infrastructure, marketing, and software development services, as well as commitments related to our investment agreements with limited liability partnership funds.

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a fixed rate over a specified period, dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of subscription and maintenance revenue and cost of other revenue on Autodesk’s Consolidated Statements of Operations, was $14.3 million in fiscal 2020, $6.4 million in fiscal 2019, and $15.3 million in fiscal 2018.

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

2020 Form 10-K 98

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, inquiries, investigations, and proceedings in the normal course of business including claims of alleged infringement of intellectual property rights, commercial, employment, tax, prosecution of unauthorized use, business practices, and other matters. Autodesk routinely reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, Autodesk records a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, Autodesk bases its loss accruals on the best information available at the time. As additional information becomes available, Autodesk reassesses its potential liability and may revise its estimates. In the Company's opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company's results of operations, cash flows, or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company's financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

11.     Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired approximately 2.7 million shares in fiscal 2020 at an average repurchase price of $168.63 per share, 2.2 million shares in fiscal 2019 at an average repurchase price of $130.15 per share, and 6.9 million shares in fiscal 2018 at an average repurchase price of $100.45.

At January 31, 2020, 14.7 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

12.    Interest and Other Expense, net

Interest and other expense, net, consists of the following:

	Fiscal Year Ended January 31,
	2020	2019	2018
Interest and investment expense, net	$(54.0)	$(52.1)	$(34.5)
Gain (loss) on foreign currency	3.9	5.1	(3.3)
(Loss) gain on strategic investments	(3.3)	12.5	(16.4)
Other income	5.2	16.8	6.0
Interest and other expense, net	$(48.2)	$(17.7)	$(48.2)

2020 Form 10-K 99

13.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized (Losses) Gains on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2018	$(16.6)	$1.3	$(29.3)	$(79.2)	$(123.8)
Other comprehensive income (loss) before reclassifications	20.6	0.7	14.7	(58.3)	(22.3)
Pre-tax gains reclassified from accumulated other comprehensive income	12.1	1.3	0.3	—	13.7
Tax effects	(1.1)	—	(2.0)	0.5	(2.6)
Net current period other comprehensive income (loss)	31.6	2.0	13.0	(57.8)	(11.2)
Balances, January 31, 2019	15.0	3.3	(16.3)	(137.0)	(135.0)
Other comprehensive income (loss) before reclassifications	4.1	1.8	—	(13.7)	(7.8)
Pre-tax losses reclassified from accumulated other comprehensive income	(9.6)	—	(8.1)	—	(17.7)
Tax effects	(1.1)	(0.4)	1.6	0.1	0.2
Net current period other comprehensive (loss) income	(6.6)	1.4	(6.5)	(13.6)	(25.3)
Balances, January 31, 2020	$8.4	$4.7	$(22.8)	$(150.6)	$(160.3)

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

14.     Net Income (Loss) Per Share

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

	Fiscal Year Ended January 31,
	2020	2019	2018
Numerator:
Net income (loss)	$214.5	$(80.8)	$(566.9)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	219.7	218.9	219.5
Effect of dilutive securities (1)	2.8	—	—
Denominator for dilutive net income (loss) per share	222.5	218.9	219.5
Basic net income (loss) per share	$0.98	$(0.37)	$(2.58)
Diluted net income (loss) per share	$0.96	$(0.37)	$(2.58)

____________________

(1)
The effect of dilutive securities of 3.1 million and 4.5 million shares for the fiscal years ended January 31, 2019 and 2018, respectively, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during those fiscal years.

The computation of diluted net income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. There were no potentially anti-dilutive shares excluded from the computation of diluted net income per share for the fiscal year

2020 Form 10-K 100

ended January 31, 2020. The effect of 0.5 million and 0.5 million potentially anti-dilutive shares were excluded from the computation of net loss per share for the fiscal years ended January 31, 2019 and 2018, respectively.

15.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 75% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $21.4 million in fiscal 2020, $17.1 million in fiscal 2019, and $17.3 million in fiscal 2018. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Defined Benefit Pension Plans

Autodesk provides certain defined benefit pension plans to employees located in countries outside of the U.S., primarily the United Kingdom, Switzerland, and Japan. The Company deposits funds for specific plans, consistent with the requirements of local law, with insurance companies or third-party trustees, or into government-managed accounts, and accrues for the unfunded portion of the obligation, where material.

The projected benefit obligation was $103.5 million and $91.6 million as of January 31, 2020, and January 31, 2019, respectively. The accumulated benefit obligation was $97.3 million and $85.1 million as of January 31, 2020, and January 31, 2019. The related fair value of plan assets was $96.2 million and $80.8 million as of January 31, 2020, and January 31, 2019, respectively. Our defined pension plan assets are measured at fair value and consist primarily of insurance contracts categorized as level 2 in the fair value hierarchy and an investment fund valued using net asset value. The insurance contracts represent the immediate cash surrender value of assets managed by qualified insurance companies. The assets held in the investment fund are invested in a diversified growth fund actively managed by a third-party.
Autodesk recognized $11.6 million and $10.8 million in other long-term liabilities within the consolidated balance sheets as of January 31, 2020, and January 31, 2019, respectively. Our total net periodic pension plan cost (benefit) was $3.7 million, $(3.1) million and $6.7 million for fiscal years 2020, 2019, and 2018, respectively.
Our expected funding for the plans during fiscal 2021 is approximately $4.9 million.
Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

(in millions)	Pension Benefits
2021	$2.3
2022	2.1
2023	2.1
2024	2.1
2025	2.9
2026-2030	12.4
Total	$23.9

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $28.7 million in fiscal 2020, $29.6 million in fiscal 2019, and $27.2 million in fiscal 2018.

Cash Balance Plans

Autodesk provides a cash balance plan that insures the risks of disability, death, and longevity, in which the vested pension capital is reinvested and provides a 100% capital and interest guarantee. The weighted-average guaranteed interest

2020 Form 10-K 101

crediting rate for cash balance plans was 1%, 1%, and 1% for mandatory retirement savings and 0.1%, 0.3%, and 0.3% for supplementary retirement savings for fiscal 2020, 2019 and 2018, respectively.

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 7, “Deferred Compensation”, for further discussion.

16.     Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal years 2020 and 2019 is as follows:

2020	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$735.5	$796.8	$842.7	$899.3	$3,274.3
Gross profit	652.8	717.3	763.2	816.1	2,949.4
Income from operations	24.8	73.8	110.6	133.8	343.0
(Provision) benefit for income taxes	(32.8)	(26.3)	(29.7)	8.5	(80.3)
Net (loss) income	(24.2)	40.2	66.7	131.8	214.5
Basic net (loss) income per share (2)	$(0.11)	$0.18	$0.30	$0.60	$0.98
Diluted net (loss) income per share (2)	$(0.11)	$0.18	$0.30	$0.59	$0.96
(Loss) Income from operations includes the following items:
Stock-based compensation expense	$75.2	$88.2	$94.0	$105.0	$362.4
Amortization of acquisition related intangibles	19.0	18.3	18.1	18.0	73.4
Acquisition related costs	12.7	6.0	2.5	2.1	23.3
Restructuring and other exit costs, net	$0.2	$0.2	$0.1	$—	$0.5

2019	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue (1)	$559.9	$611.7	$660.9	$737.3	$2,569.8
Gross profit (1)	493.1	541.9	588.6	660.3	2,283.9
(Loss) Income from operations (1)	(55.3)	(24.7)	14.7	40.3	(25.0)
(Provision) benefit for income taxes	(18.6)	(16.0)	(35.2)	31.7	(38.1)
Net (loss) income (1)	(82.4)	(39.4)	(23.7)	64.7	(80.8)
Basic net (loss) income per share (1) (2)	$(0.38)	$(0.18)	$(0.11)	$0.30	$(0.37)
Diluted net (loss) income per share (1) (2)	$(0.38)	$(0.18)	$(0.11)	$0.29	$(0.37)
(Loss) Income from operations includes the following items:
Stock-based compensation expense	$54.4	$56.9	$64.2	$74.0	$249.5
Amortization of acquisition related intangibles	7.4	7.2	7.8	11.1	33.5
CEO transition costs	—	(0.1)	—	—	(0.1)
Acquisition related costs	—	2.5	1.8	11.9	16.2
Restructuring and other exit costs, net	$22.5	$13.8	$3.7	$1.9	$41.9

____________________

(1)	Reflects the impact of the adoption of new accounting standards in fiscal year 2019 related to ASC Topic 606 and ASC Topic 340.

(2)
Net (loss) income per share were computed independently for each of the periods presented; therefore the sum of the net (loss) income per share amount for the quarters may not equal the total for the fiscal year.

2020 Form 10-K 102

17.     Subsequent Events

On March 4, 2020, Autodesk redeemed in full $450.0 million in aggregate principal amount of its outstanding 3.125% senior notes due June 15, 2020. The redemption was completed pursuant to the optional redemption provisions. To redeem the 2015 Notes, Autodesk paid a redemption price of approximately $452.1 million, plus accrued and unpaid interest to, but not including, the date of the redemption. The Company did not incur any additional early termination penalties in connection with such redemption.

2020 Form 10-K 103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. (the Company) as of January 31, 2020, and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020, and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue from contracts with customers and recognizing costs related to obtaining a customer contract in the year ended January 31, 2019 due to the adoption of ASU No. 2014‑09, Revenue from Contracts with Customers.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2020 Form 10-K 104

Revenue Recognition
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, revenue is recognized when the Company's offerings are delivered to customers, in an amount that reflects the consideration expected in exchange for products and services. Determining whether the Company’s products and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. For the Company’s product subscriptions and enterprise business agreement ("EBA") subscriptions in which the desktop software and related cloud functionalities are highly interrelated, the combined performance obligation is recognized ratably over the contract term as the subscription is delivered. Judgment is required to determine the level of integration and interdependency between individual components of desktop software applications and cloud functionalities. This determination influences whether the desktop software is considered distinct and accounted for separately as a license performance obligation recognized at the time of delivery, or not distinct and accounted for together with the cloud functionalities as a single subscription performance obligation recognized over time.
Auditing the Company’s revenue recognition accounting policy required a significant level of auditor judgment to assess whether the products and services included in the Company’s product subscriptions and EBA subscriptions should be accounted for as distinct performance obligations or as one combined performance obligation.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's identification and evaluation of performance obligations. For example, we tested management’s assessment of performance obligations included in new product and service offerings.

Our audit procedures also included, among others, evaluating the interdependency and level of integration between the software and cloud functionality. We also assessed key assumptions related to the software and cloud functionality with the Company’s product specialists and further reviewed information externally available on the Company’s product offerings. We have also evaluated the Company’s revenue disclosures in relation to these matters.

Uncertain tax positions
Description of the Matter
As discussed in Note 1 and Note 5 to the consolidated financial statements, the Company makes estimates in determining the accruals for uncertain tax positions. As of January 31, 2020, the Company had gross unrecognized tax benefits of $220.6 million for uncertain tax positions.

Auditing management's estimate of the amount of tax benefit related to the Company's uncertain tax positions that qualified for recognition involved especially challenging auditor judgment because management's estimate required significant judgment in evaluating the technical merits of the positions, including interpretations of applicable tax laws and regulations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting process for uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of unrecognized income tax benefits.

Our audit procedures included, among others, involvement of our tax professionals to assess the technical merits of the Company’s tax positions. These procedures included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third-party advice obtained by the Company. We also evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant international and local income tax laws. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. For certain tax positions related to intercompany transactions, we assessed the assumptions and pricing method used in setting arm’s length prices and the documentation to support the pricing. We also evaluated the adequacy of the Company’s financial statement disclosures related to these tax matters.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1983.
San Francisco, California
March 19, 2020

2020 Form 10-K 105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autodesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of January 31, 2020, and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 19, 2020 expressed an unqualified opinion thereon.

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
March 19, 2020

2020 Form 10-K 106

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission ("SEC"), and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2020.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Our management has concluded that, as of January 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

2020 Form 10-K 107

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of March 19, 2020, regarding our executive officers.

Name	Age	Position
Andrew Anagnost	55	President and Chief Executive Officer
R. Scott Herren	58	SVP and Chief Financial Officer
Steve M. Blum	55	SVP, Worldwide Field Operations
Pascal W. Di Fronzo	55	SVP, Corporate Affairs, Chief Legal Officer & Secretary
Carmel Galvin	51	SVP, People and Places and Chief Human Resources Officer

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

2020 Form 10-K 108

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

2020 Form 10-K 109

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

2.
Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2020, 2019, and 2018, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

Schedule II    Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.
Exhibits:  See Item 15(b) below. We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately prior to the signature page of this Form 10-K.

(b)     Exhibits:

We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately prior to the signature page of this Form 10-K.

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)	FINANCIAL STATEMENT SCHEDULE II

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2020
Partner Program reserves (1)	$51.7	453.7	445.0	$60.4
Restructuring and other facility exit costs	$2.1	0.3	2.4	$—
Fiscal Year Ended January 31, 2019
Partner Program reserves (1)	$36.5	294.7	279.5	$51.7
Restructuring and other facility exit costs	$57.2	41.9	97.0	$2.1
Fiscal Year Ended January 31, 2018
Partner Program reserves (1)	$28.1	224.3	215.9	$36.5
Restructuring and other facility exit costs	$8.4	94.1	45.3	$57.2
 ____________________

(1)	The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

ITEM 16	FORM 10-K SUMMARY

None.

2020 Form 10-K 110

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 10-K filed on March 30, 2006)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on June 15, 2018)

4.1
Indenture dated December 13, 2012, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.2
First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K filed on December 13, 2012)

4.3
Second Supplemental Indenture (including Form of Notes) dated June 5, 2015, by and between the Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2015)

4.4
Third Supplemental Indenture (including Form of Notes) dated June 8, 2017, by and between the Registrant and U.S. Bank National Association. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 8, 2017)

4.5
Fourth Supplemental Indenture (including Form of Notes) dated January 14, 2020, by and between the Registrant and U.S. National Bank Association (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on January 14, 2020)

4.6	Description of Registrant's Capital Stock (filed herewith)

10.1*	Description of Registrant's Performance Stock Unit Program (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 26, 2018)

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

2020 Form 10-K 111

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

10.12*
Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 filed with the Registrant's Current Report on Form 8-K filed on March 13, 2012)

10.13*
Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 filed with the Registrant's Annual Report on Form 10-Q filed on June 4, 2019)

10.14*	Registrant’s Executive Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.23 filed with the Registrant’s Annual Report on Form 10-K filed on March 23, 2016)

10.15*
Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q filed on December 8, 2009)

10.16*
Participants, target awards and payout formulas for fiscal year 2019 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on March 26, 2018)

10.17*	Executive Change in Control Program, as amended and restated (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on December 21, 2016)

10.18*
Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.17 filed with the Registrant’s Annual Report on Form 10-K filed on March 25, 2019)

10.19*
Form of Indemnification Agreement executed by the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K filed on March 31, 2005)

10.20*
Employment Agreement, dated as of June 19, 2017, by and between the Registrant and Andrew Anagnost (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on June 19, 2017)

10.21*	Registrant’s Severance Plan dated August 27, 2018 (incorporated by reference to Exhibit 99.1 filed with the Registrant’s Current Report on Form 8-K filed on August 30, 2018)

10.22*
Registrant's 2012 Employee Stock Plan Form of Retirement Restricted Stock Unit Agreement, as amended and restated (incorporated by reference to Exhibit 10.21 filed with the Registrant’s Annual Report on Form 10-K filed on March 25, 2019)

10.23
Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004)

10.24
Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA (incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10-K filed on March 19, 2010)

10.25
Amended and Restated Credit Agreement, dated December 17, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed on December 20, 2018)

10.26
Term Loan Agreement, dated December 17, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent (incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed on December 20, 2018)

2020 Form 10-K 112

Exhibit No.	Description

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS ††	XBRL Instance Document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 ____________________

*	Denotes a management contract or compensatory plan or arrangement.

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

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
President and Chief Executive Officer
Dated:	March 19, 2020

2020 Form 10-K 113

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 19, 2020.

Signature	Title
/s/ ANDREW ANAGNOST	President and Chief Executive Officer, Director (Principal Executive Officer)
Andrew Anagnost

/s/ R. SCOTT HERREN	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
R. Scott Herren

/s/ STEPHEN W. HOPE	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Stephen W. Hope

/s/ STACY J. SMITH	Director (Non-executive Chairman of the Board)
Stacy J. Smith

/s/ KAREN BLASING	Director
Karen Blasing

/s/ REID FRENCH	Director
Reid French

/s/ AYANNA HOWARD	Director
Ayanna Howard

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ BLAKE J. IRVING	Director
Blake J. Irving

/s/ STEPHEN D. MILLIGAN	Director
Stephen D. Milligan

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

2020 Form 10-K 114