Form 10-Q
period 2020-04-30
Autodesk, Inc.
filed 2020-06-02
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
As of May 29, 2020, registrant had outstanding 219,196,718 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2020	2019
Net revenue:
Subscription	$803.0	$595.8
Maintenance	62.1	112.0
Total subscription and maintenance revenue	865.1	707.8
Other	20.6	27.7
Total net revenue	885.7	735.5
Cost of revenue:
Cost of subscription and maintenance revenue	57.4	59.7
Cost of other revenue	17.1	13.8
Amortization of developed technology	7.4	9.2
Total cost of revenue	81.9	82.7
Gross profit	803.8	652.8
Operating expenses:
Marketing and sales	341.3	313.3
Research and development	217.4	205.6
General and administrative	104.8	99.1
Amortization of purchased intangibles	9.7	9.8
Restructuring and other exit costs, net	—	0.2
Total operating expenses	673.2	628.0
Income from operations	130.6	24.8
Interest and other expense, net	(40.1)	(16.2)
Income before income taxes	90.5	8.6
Provision for income taxes	(24.0)	(32.8)
Net income (loss)	$66.5	$(24.2)
Basic net income (loss) per share	$0.30	$(0.11)
Diluted net income (loss) per share	$0.30	$(0.11)
Weighted average shares used in computing basic net income (loss) per share	219.2	219.6
Weighted average shares used in computing diluted net income (loss) per share	221.3	219.6

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2020	2019
Net income (loss)	$66.5	$(24.2)
Other comprehensive income (loss), net of reclassifications:
Net gain on derivative instruments (net of tax effect of ($0.4) and ($0.3), respectively)	4.0	3.3
Change in net unrealized gain on available-for-sale debt securities (net of tax effect of $0.1 and ($0.4), respectively)	0.4	1.1
Change in defined benefit pension items (net of tax effect of zero and $0.1, respectively)	(0.3)	(0.6)
Net change in cumulative foreign currency translation loss (net of tax effect of zero and $0.4, respectively)	(22.9)	(10.4)
Total other comprehensive loss	(18.8)	(6.6)
Total comprehensive income (loss)	$47.7	$(30.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,389.7	$1,774.7
Marketable securities	77.2	69.0
Accounts receivable, net	356.5	652.3
Prepaid expenses and other current assets	200.9	163.3
Total current assets	2,024.3	2,659.3
Computer equipment, software, furniture and leasehold improvements, net	164.2	161.7
Operating lease right-of-use assets	424.7	438.8
Developed technologies, net	67.0	70.9
Goodwill	2,430.2	2,445.0
Deferred income taxes, net	50.8	56.4
Long-term other assets	382.7	347.2
Total assets	$5,543.9	$6,179.3
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85.2	$83.7
Accrued compensation	158.1	272.1
Accrued income taxes	25.2	21.2
Deferred revenue	2,163.9	2,176.1
Operating lease liabilities	46.0	48.1
Current portion of long-term notes payable, net	—	449.7
Other accrued liabilities	99.9	168.3
Total current liabilities	2,578.3	3,219.2
Long-term deferred revenue	841.2	831.0
Long-term operating lease liabilities	402.0	411.7
Long-term income taxes payable	18.9	19.1
Long-term deferred income taxes	81.0	82.5
Long-term notes payable, net	1,635.6	1,635.1
Long-term other liabilities	126.0	119.8
Stockholders’ deficit:
Common stock and additional paid-in capital	2,401.3	2,317.0
Accumulated other comprehensive loss	(179.1)	(160.3)
Accumulated deficit	(2,361.3)	(2,295.8)
Total stockholders’ deficit	(139.1)	(139.1)
Total liabilities and stockholders' deficit	$5,543.9	$6,179.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2020	2019
Operating activities:
Net income (loss)	$66.5	$(24.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	30.0	32.7
Stock-based compensation expense	98.2	75.2
Deferred income taxes	3.5	24.4
Restructuring and other exit costs, net	—	0.2
Other operating activities	32.7	15.3
Changes in operating assets and liabilities
Accounts receivable	295.5	206.2
Prepaid expenses and other assets	(47.5)	11.4
Accounts payable and other liabilities	(154.6)	(172.6)
Deferred revenue	(1.1)	62.2
Accrued income taxes	4.1	(9.6)
Net cash provided by operating activities	327.3	221.2
Investing activities:
Purchases of marketable securities	(11.0)	(19.8)
Sales of marketable securities	—	4.6
Capital expenditures	(19.9)	(14.7)
Purchases of developed technologies	(3.6)	—
Other investing activities	(43.5)	0.7
Net cash used in investing activities	(78.0)	(29.2)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	56.8	46.9
Taxes paid related to net share settlement of equity awards	(32.5)	(25.8)
Repurchases of common stock	(202.0)	(88.5)
Repayment of debt	(450.0)	(125.0)
Other financing activities	(2.5)	—
Net cash used in financing activities	(630.2)	(192.4)
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(2.4)
Net decrease in cash and cash equivalents	(385.0)	(2.8)
Cash and cash equivalents at beginning of period	1,774.7	886.0
Cash and cash equivalents at end of period	$1,389.7	$883.2

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$28.7	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2020, and for the three months ended April 30, 2020 and 2019, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2020, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2021, or for any other period. Further, the balance sheet as of January 31, 2020, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed on March 19, 2020.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2020, that are applicable to the Company.

Accounting standards adopted

In June 2016, FASB issued ASU No. 2016-13 regarding ASC Topic 326, "Financial Instruments - Credit Losses," which requires the measurement and recognition of expected credit losses for certain financial instruments using forward-looking information to calculate credit loss estimates. Autodesk adopted ASU 2016-13 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2020. The ASU did not have a material impact on Autodesk's consolidated financial statements at adoption.

Adoption and policy elections

Allowances for uncollectible trade receivables and contract assets are subject to impairment using the expected credit loss model. Allowances for expected credit losses are measured based upon the lifetime expected credit loss which is based on historical experience, the number of days that billings are past due, reasonable economic forecast, including revised forecast data for the current economic environment, customer payment behavior, credit reports and other customer specific information. Allowances for credit losses on trade receivables and contract assets were not material for the three months ended April 30, 2020.

Autodesk’s investments in available-for-sale debt securities are subject to a periodic impairment review. If Autodesk does not intend to sell and it is more likely than not that Autodesk will not be required to sell the available-for-sale debt security prior to recovery of its amortized cost basis, Autodesk will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment will be assessed at the individual security level. Credit-related impairment is recognized as an allowance on the Condensed Consolidated Balance Sheets with a corresponding adjustment to "Interest and other expense, net" on the Company's Condensed Consolidated Statements of Operations. Any impairment that is not credit-related is recognized in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets.

Autodesk does not measure an allowance for credit losses on accrued interest receivables on available-for-sale debt securities separately. Autodesk writes off accrued interest receivables by reversing interest income in the period deemed uncollectible in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations. Any accrued interest receivable on available-for-sale debt securities is recorded in “Cash and cash equivalents”, “Prepaid expenses and other current assets,” or "Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets, as applicable.

Recently issued accounting standards not yet adopted

In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Autodesk is identifying contracts that may be impacted by reference rate reform, how this standard may be applied to them, and the subsequent impact to the financial statements and disclosure requirements.

3. Revenue Recognition

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, and sales channel is as follows:

	Three Months Ended April 30,
(in millions)	2020	2019
Net revenue by product family:
Architecture, Engineering and Construction	$382.7	$304.3
AutoCAD and AutoCAD LT	262.2	213.2
Manufacturing	182.9	167.5
Media and Entertainment	52.6	45.5
Other	5.3	5.0
Total net revenue	$885.7	$735.5

Net revenue by geographic area:
Americas
U.S.	$300.6	$249.1
Other Americas	61.6	46.7
Total Americas	362.2	295.8
Europe, Middle East and Africa	344.8	297.2
Asia Pacific	178.7	142.5
Total net revenue	$885.7	$735.5

Net revenue by sales channel:
Indirect	$623.4	$516.4
Direct	262.3	219.1
Total net revenue	$885.7	$735.5

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 60 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term and unbilled deferred revenue. As of April 30, 2020, Autodesk had remaining performance obligations of $3.47 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $2.35 billion or 68% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.12 billion or 32% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of April 30, 2020. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended April 30, 2020 and 2019, that was included in the deferred revenue balances at January 31, 2020 and 2019, was $787.2 million and $643.4 million, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

4. Concentration of Credit Risk

Autodesk places its cash, cash equivalents and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings and limits the amounts invested with any one institution, type of security and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $650.0 million line of credit facility. See Note 13, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion.

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 38% and 35% of Autodesk’s total net revenue for the three months ended April 30, 2020 and 2019, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 38% and 31% of trade accounts receivable at April 30, 2020, and January 31, 2020, respectively. Ingram Micro Inc. ("Ingram Micro") accounted for 10% of Autodesk's total net revenue during the three months ended April 30, 2020 and 2019. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of April 30, 2020, and January 31, 2020:

	April 30, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Commercial paper	$29.0	$—	$—	$29.0	$—	$29.0	$—
Money market funds	690.2	—	—	690.2	690.2	—	—
Other (2)	5.1	—	—	5.1	4.1	1.0	—
Marketable securities:
Short-term available for sale
Commercial paper	11.0	—	—	11.0	—	11.0	—
Short-term trading securities
Mutual funds (3)	62.1	5.4	(1.3)	66.2	66.2	—	—
Non-marketable equity security derivative asset (4)	0.1	0.4	(0.2)	0.3	—	—	0.3
Derivative contract assets (4)	0.2	12.0	(0.1)	12.1	—	12.1	—
Derivative contract liabilities (5)	—	—	(6.5)	(6.5)	—	(6.5)	—
Total	$797.7	$17.8	$(8.1)	$807.4	$760.5	$46.6	$0.3
____________________

(1)
Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities with stated contractual maturities due within one year.

(2)	Consists of custody cash deposits and certificates of deposit.

(3)	See Note 11, "Deferred Compensation " for more information.

(4)	Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$6.0	$—	$—	$6.0	$—	$6.0	$—
Commercial paper	36.8	—	—	36.8	—	36.8	—
Money market funds	1,135.5	—	—	1,135.5	1,135.5	—	—
Other (2)	2.3	—	—	2.3	1.3	1.0	—
Marketable securities:
Short-term trading securities
Mutual funds (3)	59.9	9.2	(0.1)	69.0	69.0	—	—
Non-marketable equity security derivative asset (4)	0.1	0.5	—	0.6	—	—	0.6
Derivative contract assets (4)	1.0	9.2	(1.3)	8.9	—	8.9	—
Derivative contract liabilities (5)	—	—	(4.7)	(4.7)	—	(4.7)	—
Total	$1,241.6	$18.9	$(6.1)	$1,254.4	$1,205.8	$48.0	$0.6
____________________

(1)
Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities with stated contractual maturities due in one year.

(2)	Consists of custody cash deposits and certificates of deposit.

(3)	See Note 11, "Deferred Compensation " for more information.

(4)	Included in “Prepaid expenses and other current assets,” or "Long-term other assets," in the accompanying Condensed Consolidated Balance Sheets.

(5)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As of April 30, 2020, and January 31, 2020, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than twelve months. Total unrealized gains for securities with net gains in accumulated other comprehensive income was not material for the three months ending April 30, 2020.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses for the three months ending April 30, 2020. There were no write offs of accrued interest receivables for the three months ending April 30, 2020.

There was no realized gain or loss for the sales or redemptions of debt securities during the three months ended April 30, 2020 and 2019. Gains and losses resulting from the sale or redemption of debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

There were no proceeds from the sale and maturity of marketable debt securities for the three months ended April 30, 2020. Proceeds from the sale and maturity of marketable debt securities for the three months ended April 30, 2019 were $4.6 million.

Non-marketable equity securities

As of April 30, 2020, and January 31, 2020, Autodesk had $148.5 million and $122.5 million in direct investments in privately held companies, respectively. These non-marketable equity security investments do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our non-marketable equity securities with no readily determined fair values measured using the measurement alternative were as follows:

	Three Months Ended April 30,		Cumulative Amount as of April 30, 2020
(in millions)	2020	2019
Upward adjustments (1)	$3.0	$0.5	$12.4
Negative adjustments, including impairments (1)	(19.1)	(3.2)	(28.1)
Net adjustments	$(16.1)	$(2.7)	$(15.7)
____________________

(1)	Included in "Interest and other expense, net" on the Company's Condensed Consolidated Statements of Operations.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $889.3 million at April 30, 2020, and $981.3 million at January 31, 2020. Outstanding contracts are recognized as either assets or liabilities on the balance sheet at fair value. The majority of the net gain of $12.4 million remaining in “Accumulated other comprehensive loss” as of April 30, 2020 is expected to be recognized into earnings within the next twenty-four months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30, 2020
	Net revenue		Cost of revenue	Operating expenses
(in millions)	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$803.0	$62.1	$57.4	$341.3	$217.4	$104.8

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$2.1	$0.6	$(0.2)	$(0.8)	$(0.1)	$(0.4)

	Three Months Ended April 30, 2019
	Net Revenue		Cost of revenue	Operating expenses
(in millions)	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$595.8	$112.0	$59.7	$313.3	$205.6	$99.1

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$2.2	$1.3	$(0.1)	$(1.6)	$(0.3)	$(0.8)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $219.1 million at April 30, 2020, and $736.2 million at January 31, 2020.

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2020 and January 31, 2020:

	Balance Sheet Location	Fair Value at
(in millions)		April 30, 2020	January 31, 2020
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$7.4	$1.0
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	5.0	8.4
Total derivative assets		$12.4	$9.4
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$4.0	$2.8
Derivatives not designated as hedging instruments	Other accrued liabilities	2.5	1.9
Total derivative liabilities		$6.5	$4.7

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2020 and 2019, (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended April 30,
(in millions)	2020	2019
Amount of gain recognized in accumulated other comprehensive loss on derivatives (effective portion)	$5.1	$4.0
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$2.7	$3.5
Cost of revenue	(0.2)	(0.1)
Operating expenses	(1.3)	(2.7)
Total	$1.2	$0.7

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2020 and 2019, (amounts presented include any income tax effects):

	Three Months Ended April 30,
(in millions)	2020	2019
Amount and location of (loss) gain recognized on derivatives in net income (loss)
Interest and other expense, net	$(1.0)	$4.1

6. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the three months ended April 30, 2020, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2020	4,732.3	$147.24
Granted	775.4	168.55
Vested	(727.6)	148.38
Canceled/Forfeited	(63.4)	148.64
Performance Adjustment (1)	15.4	166.97
Unvested restricted stock units at April 30, 2020	4,732.1	$150.43

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2020 performance period. The performance stock units were attained at rates ranging from 96.6% to 101.1% of the target award.

The fair value of the shares vested during the three months ended April 30, 2020 and 2019, was $111.4 million and $50.3 million, respectively.

During the three months ended April 30, 2020, Autodesk granted 0.5 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $76.9 million and $54.4 million during the three months ended April 30, 2020 and 2019, respectively.

During the three months ended April 30, 2020, Autodesk settled the remaining liability-classified awards in the amount of $28.7 million. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the three months ended April 30, 2020, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue goals adopted by the Compensation and Human Resource Committee, as well as total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

•
Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2021 as well as 1-year Relative TSR (covering year one).

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

Autodesk recorded stock-based compensation expense related to performance stock units of $7.4 million and $6.5 million for the three months ended April 30, 2020 and 2019, respectively.

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

A summary of the ESPP activity for the three months ended April 30, 2020 and 2019 is as follows:

	Three Months Ended April 30,
	2020	2019
Issued shares (in millions)	0.5	0.5
Average price of issued shares	$122.54	$99.46
Weighted average grant date fair value of awards granted under the ESPP (1)	$45.70	$52.41
 _______________

(1)	Calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2020 and 2019, respectively, as follows:

	Three Months Ended April 30,
(in millions)	2020	2019
Cost of subscription and maintenance revenue	$3.7	$3.6
Cost of other revenue	1.5	1.3
Marketing and sales	40.7	32.5
Research and development	32.9	26.7
General and administrative	19.4	11.1
Stock-based compensation expense related to stock awards and ESPP purchases	98.2	75.2
Tax benefit	(0.1)	(0.2)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$98.1	$75.0

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

	Three Months Ended April 30, 2020		Three Months Ended April 30, 2019
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	50.7%	39.4 - 45.8%	36.3%	36.6 - 39.7%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.3%	0.3 - 0.5%	2.5%	2.4 - 2.5%

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

7. Income Tax

 Autodesk had income tax expense of $24.0 million, relative to pre-tax income of $90.5 million for the three months ended April 30, 2020, and income tax expense of $32.8 million, relative to pre-tax income of $8.6 million for the three months ended April 30, 2019. Income tax expense for the three months ended April 30, 2020, decreased primarily due to the jurisdictional mix of earnings, offset by the U.S. full valuation allowance and a reduction in withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses as a significant source of negative evidence and maintained a valuation allowance against our deferred tax attributes in the U.S. and certain foreign jurisdictions as of April 30, 2020.

The Company anticipates a significant increase in U.S. taxable income in fiscal 2021 due to current year increase in global earnings. We currently forecast the utilization of U.S. deferred tax assets to offset U.S. taxable income resulting from the inclusion of foreign earnings. While increased U.S. taxable income is considered positive evidence, we believe that the cumulative losses should be given more weight and have maintained the valuation allowance on our U.S. deferred tax assets.

As Autodesk continually strives to optimize the overall business model, tax planning strategies may become feasible and prudent allowing the Company to realize many of the deferred tax assets that are offset by a valuation allowance; therefore, Autodesk will continue to evaluate the ability to utilize the deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative

As of April 30, 2020, the Company had $218.6 million of gross unrecognized tax benefits, of which $201.7 million would reduce our valuation allowance, if recognized. The remaining $16.9 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

8. Other Intangible Assets, Net

Other intangible assets, including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

(in millions)	April 30, 2020	January 31, 2020
Developed technologies, at cost	$649.4	$647.1
Customer relationships, trade names, patents, and user lists, at cost (1)	529.6	532.2
Other intangible assets, at cost (2)	1,179.0	1,179.3
Less: Accumulated amortization	(985.6)	(972.2)
Other intangible assets, net	$193.4	$207.1
_______________

(1)	Included in “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in "Prepaid expenses and other current assets" and "Long-term other assets" on our Condensed Consolidated Balance Sheets. Capitalized costs were $31.1 million and $22.3 million at April 30, 2020, and January 31, 2020, respectively. Accumulated amortization was $2.1 million and $1.2 million at April 30, 2020, and January 31, 2020, respectively. Amortization expense for the three months ended April 30, 2020 and 2019, was $0.9 million and none, respectively.

10. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 30, 2020 (in millions):

Balance as of January 31, 2020	$2,594.2
Less: accumulated impairment losses as of January 31, 2020	(149.2)
Net balance as of January 31, 2020	2,445.0
Effect of foreign currency translation	(14.8)
Balance as of April 30, 2020	$2,430.2

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

There was no goodwill impairment during the three months ended April 30, 2020.

11. Deferred Compensation

At April 30, 2020, Autodesk had marketable securities totaling $77.2 million, of which, $66.2 million is related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $66.2 million related to the deferred compensation liability at April 30, 2020, $4.7 million was classified as current and $61.5 million was classified as non-current liabilities. Of the $69.0 million related to the deferred compensation liability at January 31, 2020, $5.3 million was classified as current and $63.7 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $91.5 million as of April 30, 2020 and $98.8 million as of January 31, 2020. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $22.8 million and $24.7 million during the three months ended April 30, 2020 and 2019, respectively. Autodesk did not recognize any contract cost impairment losses during the three months ended April 30, 2020 and 2019.

12. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

(in millions)	April 30, 2020	January 31, 2020
Computer hardware, at cost	$155.0	$159.7
Computer software, at cost	64.8	64.0
Leasehold improvements, land and buildings, at cost	292.5	284.0
Furniture and equipment, at cost	75.5	69.0
	587.8	576.7
Less: Accumulated depreciation	(423.6)	(415.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$164.2	$161.7

13. Borrowing Arrangements

In January 2020, Autodesk issued $500.0 million aggregate principal amount of 2.85% notes due January 15, 2030 (“2020 Notes”). Net of a discount of $1.1 million and issuance costs of $4.8 million, Autodesk received net proceeds of $494.1 million from issuance of the 2020 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The proceeds of the 2020 Notes have been used for the repayment of the $450.0 million 2015 Notes, as defined below, and the remainder is available for general corporate purposes.

In December 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk's ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 2.50:1.0 starting with the fiscal quarter ending January 31, 2019, and increasing to 3.00:1.0 starting with the fiscal quarter ending April 30, 2019, and (2) a maximum leverage ratio of 3.50:1.0 starting with the fiscal quarter ending July 31, 2019, and dropping to 3.00:1.0 in the fiscal quarter ending January 31, 2020. At April 30, 2020, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At April 30, 2020, Autodesk had no outstanding borrowings under the credit agreement.

In June 2017, Autodesk issued $500.0 million aggregate principal amount of 3.5% notes due June 15, 2027 (the “2017 Notes”). Net of a discount of $3.1 million and issuance costs of $4.9 million, Autodesk received net proceeds of $492.0 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400.0 million of debt due December 15, 2017, and the remainder is available for general corporate purposes.

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 ("$450.0 million 2015 Notes") and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (“$300.0 million 2015 Notes”) (collectively, the "2015 Notes"). Net of a discount of $0.6 million and $1.1 million, and issuance costs of $3.8 million and $2.5 million, Autodesk received net proceeds of $445.6 million and $296.4 million from issuance of the $450.0 million 2015 Notes and $300.0 million 2015 Notes, respectively. Both the discount and issuance costs are being amortized to interest expense over the respective term of the $300.0 million 2015 Notes using the effective interest method. The proceeds of the $300.0 million 2015 Notes is available for general corporate purposes. On March 4, 2020, the proceeds of the 2020 Notes were used for the repayment of the $450.0 million 2015 Notes. Autodesk paid a redemption price of $452.1 million, plus accrued and unpaid interest to, but not including, the date of redemption.

In December 2012, Autodesk issued $350.0 million aggregate principal amount of 3.6% notes due December 15, 2022 (“2012 Notes”). Autodesk received net proceeds of $346.7 million from issuance of the 2012 Notes, net of a discount of $0.5 million and issuance costs of $2.8 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes.

The 2020 Notes, 2017 Notes, $300 million 2015 Notes and the 2012 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the aforementioned notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer or lease all or substantially all of its assets, subject to important qualifications and exceptions.

Based on the quoted market prices, the approximate fair value of the notes as of April 30, 2020, were as follows:

(in millions)	Aggregate Principal Amount	Fair value
2012 Notes	$350.0	$366.9
$300 million 2015 Notes	300.0	328.6
2017 Notes	500.0	555.9
2020 Notes	500.0	524.4

The expected future principal payments for all borrowings as of April 30, 2020, is as follows (in millions):

Fiscal year ending
2021 (remainder)	—
2022	—
2023	350.0
2024	—
2025	—
Thereafter	1,300.0
Total principal outstanding	$1,650.0

14. Leases

Autodesk has operating leases for real estate, vehicles and certain equipment. Leases have remaining lease terms of less than 1 year to 70 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 10 years. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the "accounts payable and other liabilities" line in the Condensed Consolidated Statements of Cash Flows.

The components of lease cost were as follows:

	Three Months Ended April 30, 2020
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2.0	$0.7	$11.5	$7.9	$3.4	$25.5
Variable lease cost	$0.3	$0.1	$1.5	$1.1	$0.4	$3.4

	Three Months Ended April 30, 2019
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.6	$0.4	$8.8	$6.7	$2.8	$20.3
Variable lease cost	$0.2	$0.1	$1.3	$1.0	$0.4	$3.0

Supplemental operating cash flow information related to leases is as follows:

	Three Months Ended April 30,
(in millions)	2020	2019
Cash paid for operating leases included in operating cash flows (1)	$24.9	$23.6
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	$8.5	$44.0
  _______________
(1) Includes $3.4 million and $3.0 million in variable lease payments for the three months ended April 30, 2020 and 2019, respectively, not included in "Operating lease liabilities" and "Long-term operating lease liabilities" on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 7.4 and 7.5 years at April 30, 2020, and January 31, 2020, respectively. The weighted average discount rate was 3.36% and 3.41% at April 30, 2020, and January 31, 2020, respectively.

Maturities of operating lease liabilities were as follows (in millions):

Fiscal year ending
2021 (remainder)	$43.5
2022	88.5
2023	85.0
2024	71.9
2025	53.0
Thereafter	169.0
510.9
Less imputed interest	62.9
Present value of operating lease liabilities	$448.0

As of April 30, 2020, Autodesk has additional operating lease minimum lease payments of $29.8 million for executed leases that have not yet commenced, primarily for office locations.

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, investigations, inquiries, and proceedings in the normal course of business including claims of alleged infringement of intellectual property rights, commercial, employment, tax, prosecution of unauthorized use, business practices and other matters. Autodesk routinely reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, Autodesk records a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, Autodesk bases its loss accruals on the best information available at the time. As additional information becomes available, Autodesk reassesses its potential liability and may revise its estimates. In the Company's opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company's results of operations, cash flows, or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company's financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

16. Stockholders' Deficit

Changes in stockholders' deficit by component, net of tax, for the three months ended April 30, 2020, are as follows:

(in millions, except per share data)	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2020	219.4	$2,317.0	$(160.3)	$(2,295.8)	$(139.1)
Common shares issued under stock plans	1.0	24.3	—	—	24.3
Stock-based compensation expense	—	88.2	—	—	88.2
Settlement of liability-classified restricted stock units	—	28.7	—	—	28.7
Post-combination expense related to equity awards assumed	—	0.1	—	—	0.1
Net income	—	—	—	66.5	66.5
Other comprehensive loss	—	—	(18.8)	—	(18.8)
Repurchase and retirement of common shares	(1.2)	(57.0)	—	(132.0)	(189.0)
Balances, April 30, 2020	219.2	2,401.3	(179.1)	(2,361.3)	(139.1)
 ________________

(1)
During the three months ended April 30, 2020, Autodesk repurchased 1.2 million shares at an average repurchase price of $153.41 per share. At April 30, 2020, 13.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' deficit by component, net of tax, for the three months ended April 30, 2019, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)
Common shares issued under stock plans	0.8	21.1	—	—	21.1
Stock-based compensation expense	—	75.2	—	—	75.2
Post combination expense related to assumed equity	—	0.8	—	—	0.8
Cumulative effect of accounting changes	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(24.2)	(24.2)
Other comprehensive loss	—	—	(6.6)	—	(6.6)
Repurchase and retirement of common shares	(0.6)	(45.5)	—	(54.5)	(100.0)
Balances, April 30, 2019	219.6	2,123.1	(141.6)	(2,226.8)	(245.3)

17. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2020:

(in millions)	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2020	$8.4	$4.7	$(22.8)	$(150.6)	$(160.3)
Other comprehensive income (loss) before reclassifications	5.6	0.2	—	(22.9)	(17.1)
Pre-tax (gains)losses reclassified from accumulated other comprehensive loss	(1.2)	0.1	(0.3)	—	(1.4)
Tax effects	(0.4)	0.1	—	—	(0.3)
Net current period other comprehensive income (loss)	4.0	0.4	(0.3)	(22.9)	(18.8)
Balances, April 30, 2020	$12.4	$5.1	$(23.1)	$(173.5)	$(179.1)

Reclassifications related to gains and losses on available-for-sale debt securities are included in "Interest and other expense, net." Refer to Note 5, "Financial Instruments," for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in "Interest and other expense, net."

18. Net Income (Loss) Per Share

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

	Three Months Ended April 30,
(in millions, except per share data)	2020	2019
Numerator:
Net income (loss)	$66.5	$(24.2)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	219.2	219.6
Effect of dilutive securities (1)	2.1	—
Denominator for dilutive net income (loss) per share	221.3	219.6
Basic net income (loss) per share	$0.30	$(0.11)
Diluted net income (loss) per share	$0.30	$(0.11)

____________________

(1)
The effect of dilutive securities of 2.3 million shares in the three months ended April 30, 2019, has been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred in that period.

The computation of diluted net income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three months ended April 30, 2020 and 2019, there were no potentially anti-dilutive shares excluded from the computation of diluted net income (loss) per share.

19. Segments

Autodesk operates in one operating segment and accordingly, all required financial segment information is included in the condensed consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers ("CODM") in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources and assessing performance as the source of the Company’s reportable segments. The Company's CODM allocates resources and assesses the operating performance of the Company as a whole.

Information regarding Autodesk's long-lived assets by geographic area is as follows:

(in millions)	April 30, 2020	January 31, 2020
Long-lived assets (1):
Americas
U.S.	$425.0	$434.2
Other Americas	32.9	33.2
Total Americas	457.9	467.4
Europe, Middle East, and Africa	78.7	75.8
Asia Pacific	52.3	57.3
Total long-lived assets	$588.9	$600.5
____________________

(1)	Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three Months Ended April 30, 2020 and 2019” and in “Results of Operations-Impacts of COVID-19 to Autodesk’s Business.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations and other future financial results (by product type and geography), the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

We discontinued the sale of new commercial licenses of most individual software products in fiscal 2016. Additionally, in fiscal 2018, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription ("M2S"), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, a substantial majority of maintenance plan customers have converted to subscription plan offerings. We will be retiring maintenance offerings as of May 7, 2021. Customers will have a one-year period starting May 7, 2020, to convert a maintenance seat to subscription plan offerings.

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

We evaluate growth of billings and remaining performance obligations in determining business momentum. To analyze progress, we have disaggregated our growth between the original maintenance model and the subscription plan model. Maintenance plan subscriptions peaked in the fourth quarter of fiscal 2016 as we discontinued selling new maintenance plan subscriptions in fiscal 2017, and we expect the number of these subscriptions to keep declining over time as maintenance plan customers continue to convert to our subscription plans. We will be retiring maintenance offerings as of May 7, 2021. Customers will have a one-year period starting May 7, 2020 to convert a maintenance seat to subscription plan offerings.

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 3, "Revenue Recognition" in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three months ending April 30, 2020 and 2019.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2020.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2020, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2020. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2020

•	Total net revenue increased 20% to $885.7 million for the three months ended April 30, 2020, compared to the same period in the prior fiscal year.

•	Recurring revenue as a percentage of net revenue was 98% for the three months ending April 30, 2020, compared to 96% for the same period in the prior fiscal year.

•	Net revenue retention rate ("NR3") was within the approximate range of 110% and 120% as of April 30, 2020 and 2019.

•	Deferred revenue was $3.01 billion, with flat growth compared to the fourth quarter in the prior fiscal year.

•
Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) ("RPO") was $3.47 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.

•	Current remaining performance obligations were $2.35 billion, a decrease of 1% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three months ended April 30, 2020, as compared to the same period in the prior fiscal year, primarily due to a 35% increase in subscription revenue, partially offset by a 45% decrease in maintenance revenue as a result of the program to migrate customers from maintenance plans to subscription plans.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 38% and 35% of our total net revenue for the three months ended April 30, 2020 and 2019, respectively. During both the three months ended

April 30, 2020 and 2019, Ingram Micro accounted for 10% of Autodesk's total net revenue, respectively. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data and Ingram Micro.

Recurring Revenue and Net Revenue Retention Rate

In order to help better understand our financial performance, we use metrics such as recurring revenue and NR3. These metrics are key performance metrics and should be viewed independently of revenue and deferred revenue as these metrics are not intended to be combined with those items. We use these metrics to monitor the strength of our recurring business. We believe these metrics are useful to investors because they can help in monitoring the long-term health of our business. Our determination and presentation of these metrics may differ from that of other companies. The presentation of these metrics is meant to be considered in addition to, not as a substitute for or in isolation from, our financial measures prepared in accordance with GAAP. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the three months ended April 30, 2020 and 2019:

	Three Months Ended April 30, 2020	Change compared to prior fiscal year		Three Months Ended April 30, 2019
(In millions, except percentage data)		$	%
Recurring revenue (1)	$865.0	$157.2	22%	$707.8
As a percentage of net revenue	98%	N/A	N/A	96%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the approximate range of 110% and 120% as of April 30, 2020 and 2019.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, Finland and the United Kingdom.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended April 30, 2020
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	20%	22%	Negative
Total spend	6%	8%	Positive
 ________________

(1)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

(in millions)	April 30, 2020	January 31, 2020
Deferred revenue	$3,005.1	$3,007.1
Unbilled deferred revenue	469.7	549.6
RPO	$3,474.8	$3,556.7

RPO consisted of the following:

(in millions)	April 30, 2020	January 31, 2020
Current RPO	$2,350.4	$2,368.6
Non-current RPO	1,124.4	1,188.1
RPO	$3,474.8	$3,556.7

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At April 30, 2020, we had $1.47 billion in cash and marketable securities. Our cash flow from operations increased to $327.3 million for the three months ended April 30, 2020, compared to $221.2 million for the three months ended April 30, 2019. We repurchased 1.2 million shares of our common stock for $189.0 million during the three months ended April 30, 2020. Comparatively, we repurchased 0.6 million shares of our common stock for $100.0 million during the three months ended April 30, 2019. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

Results of Operations

Impacts of COVID-19 to Autodesk’s Business

We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement or cancellation of certain sales and marketing events, among other modifications.  We have observed other companies as well as many governments taking precautionary and preemptive actions to address COVID-19, and they may take further actions that alter their normal business operations.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.

We have noticed that the COVID-19 pandemic has had some specific effects on our business. During the three months ended April 30, 2020, weekly average users of our products decreased slightly, but we saw an increase in usage of our cloud collaboration products as customers worked from home. During the quarter renewal rates held relatively steady, whereas new business slowed in the second half of the quarter. Among our target markets, AEC revenue held up well while we experienced a slowdown in Manufacturing revenue. Our partial renewal rate remained relatively steady as well.

We also took action to support our customers during the three months ended April 30, 2020 by extending payment terms to 60 days through the beginning of August 2020, offering free commercial use of our cloud collaboration products through June 2020, and delaying the transition from multi-user to named user from May 2020 to August 2020 to minimize customer disruption. Further, we deferred a 20% maintenance price increase from May 2020 to August 2020 to give customers additional time to consider a subscription agreement.

Given the evolving business environment as a result of COVID-19, we are actively managing our spending, reducing travel and entertainment expense, monitoring our hiring rate, shifting to virtual events, and rationalizing our marketing spend. We will continue to invest in critical areas such as R&D, construction, and digitizing the company to ensure our future success as we come out of the pandemic.

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate the economic challenges of COVID-19. The extent of the impact on our business in fiscal 2021 will depend on several factors, including: the full duration and the extent of the pandemic; actions taken by governments, businesses and consumers in response to the pandemic; speed and timing of economic recovery; our billings and renewal rates including new business close rates, rate of multi-year contracts and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Further discussion of the potential impacts of COVID-19 on our business can be found in Part II, Item 1A “Risk Factors.”

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2020	$	%	April 30, 2019
Net Revenue:
Subscription	$803.0	$207.2	35%	$595.8
Increase due to growth across all subscription types, led by product subscription renewal revenue, which benefited from the success of the M2S program. Also contributing to the growth was an increase in revenue from new product subscriptions and EBA offerings.

Maintenance (1)	62.1	(49.9)	(45)%	112.0	Decrease primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	865.1	157.3	22%	707.8
Other	20.6	(7.1)	(26)%	27.7
	$885.7	$150.2	20%	$735.5
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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2020	$	%	April 30, 2019
Net Revenue by Product Family:
AEC	$382.7	$78.4	26%	$304.3	Up due to increases in revenue from AEC Collections, EBAs, PlanGrid, and BIM 360.
AutoCAD and AutoCAD LT	262.2	49.0	23%	213.2	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	182.9	15.4	9%	167.5	Up due to increases in revenue from MFG Collections and EBAs.
M&E	52.6	7.1	16%	45.5	Up due to increases in revenue from Maya, EBAs, M&E Collections, and 3DS Max.
Other	5.3	0.3	6%	5.0
	$885.7	$150.2	20%	$735.5

Net Revenue by Geographic Area

	Three Months Ended April 30, 2020	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended April 30, 2019
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$300.6	$51.5	21%	*	$249.1
Other Americas	61.6	14.9	32%	*	46.7
Total Americas	362.2	66.4	22%	23%	295.8
EMEA	344.8	47.6	16%	20%	297.2
APAC	178.7	36.2	25%	26%	142.5
Total Net Revenue	$885.7	$150.2	20%	22%	$735.5

Emerging Economies	$111.4	$23.5	27%	27%	$87.9
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	April 30, 2020	$	%	April 30, 2019
Net Revenue by Sales Channel:
Indirect	$623.4	$107.0	21%	$516.4	Up due to an increase in subscription revenue offset by lower maintenance plan subscriptions as we continue to migrate customers to subscriptions through the M2S program.
Direct	262.3	43.2	20%	219.1	Up due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$885.7	$150.2	20%	$735.5

Cost of Revenue and Operating Expenses

Cost of subscription and maintenance revenue includes the labor costs of providing product support to our subscription and maintenance customers, including allocated IT and facilities costs, professional services fees related to operating our network and cloud infrastructure, royalties, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, stock-based compensation expense and gains and losses on our operating expense cash flow hedges.

Cost of other revenue includes labor costs associated with product setup, costs of consulting and training services contracts, and collaborative project management services contracts. Cost of other revenue also includes stock-based compensation expense, overhead charges, allocated IT and facilities costs, professional services fees, and gains and losses on our operating expense cash flow hedges. Direct material and overhead charges include the cost associated with electronic and physical fulfillment.

Cost of revenue, at least over the near term, is affected by labor costs, the volume and mix of product sales, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products, stock-based compensation expense and gains and losses on our operating expense cash flow hedges.

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

General and administrative expenses include salaries, bonuses, benefits and stock-based compensation expense for our CEO, finance, human resources and legal employees, as well as professional fees for legal and accounting services, certain foreign business taxes, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment and training, net IT and facilities costs, acquisition-related transition costs, and the cost of supplies and equipment.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2020	$	%	April 30, 2019
Cost of revenue:
Subscription and maintenance	$57.4	$(2.3)	(4)%	$59.7	Decrease primarily due to a decrease in employee-related costs and professional fees.
Other	17.1	3.3	24%	13.8	Increase primarily due to an increase in employee-related costs.
Amortization of developed technology	7.4	(1.8)	(20)%	9.2	Decrease as previously acquired developed technologies continue to become fully amortized.
Total cost of revenue	$81.9	$(0.8)	(1)%	$82.7

Operating expenses:
Marketing and sales	$341.3	$28.0	9%	$313.3	Increase primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense and cloud hosting costs.
Research and development	217.4	11.8	6%	205.6	Increase primarily due to an increase in cloud hosting costs and employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
General and administrative	104.8	5.7	6%	99.1	Increase primarily due to charitable contributions and cancellation of corporate events.
Amortization of purchased intangibles	9.7	(0.1)	(1)%	9.8	Decrease as previously acquired purchased intangibles continue to become fully amortized.
Restructuring and other exit costs, net	—	(0.2)	*	0.2	Decreased as we substantially completed the actions authorized under the fiscal 2018 restructuring plan.
Total operating expenses	$673.2	$45.2	7%	$628.0
____________________
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the second quarter of fiscal 2021, as compared to the second quarter of fiscal 2020:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Decrease
Marketing and sales	Increase	Decrease
Research and development	Increase	Decrease
General and administrative	Decrease	Decrease
Amortization of purchased intangibles	Decrease	Decrease

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended April 30,
(in millions)	2020	2019
Interest and investment expense, net	$(22.3)	$(13.0)
(Loss) gain on foreign currency	(1.8)	0.7
Loss on non-marketable equity securities, net	(16.6)	(5.0)
Other income	0.6	1.1
Interest and other expense, net	$(40.1)	$(16.2)

Interest and Other Expense, Net, increased by $23.9 million during the three months ended April 30, 2020, as compared to the same period in the prior fiscal year. This was primarily due to an increase in negative adjustments, including impairments on our non-marketable equity securities and mark-to-market losses in the current period versus gains in the previous period on marketable securities.

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

Autodesk had an income tax expense of $24.0 million, relative to pre-tax income of $90.5 million for the three months ended April 30, 2020, and an income tax expense of $32.8 million, relative to pre-tax income of $8.6 million for the three months ended April 30, 2019. Income tax expense for the three months ended April 30, 2020 decreased primarily primarily due to the jurisdictional mix of earnings, offset by the U.S. full valuation allowance and a reduction in withholding taxes.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, Autodesk considered cumulative losses as a significant source of negative evidence and maintained a valuation allowance against our deferred tax attributes in the U.S. and certain foreign jurisdictions as of April 30, 2020.

The Company anticipates a significant increase in U.S. taxable income in fiscal 2021 due to current year increase in global earnings. We currently forecast the utilization of U.S. deferred tax assets to offset U.S. taxable income resulting from the inclusion of foreign earnings. While increased U.S. taxable income is considered positive evidence, we believe that the cumulative losses should be given more weight and have maintained the valuation allowance on our U.S. deferred tax assets.

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

As of April 30, 2020, we had $218.6 million of gross unrecognized tax benefits, of which $201.7 million would reduce our valuation allowance, if recognized. The remaining $16.9 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

We anticipate that the U.S. Department of Treasury will continue to interpret or issue guidance on how provisions of the U.S. Tax Cuts and Jobs Act ("Tax Act") will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, included certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company's current tax provision due to the U.S. full valuation allowance. In addition to the CARES Act, the California May budget bill proposed suspending utilization of net operating losses and limiting R&D credits utilization against California taxable income in excess of $5.0 million for the succeeding 5 years. If this state tax legislation is enacted, it may have a material impact on the Company's income tax provision. In response to the impact of COVID-19, certain governmental agencies have provided employer wage and retirement subsidies or employment tax deferrals. Where Autodesk has availed to such subsidies or deferrals, we have accounted for the tax impact in our income tax provision. As of the first quarter of fiscal 2021, the Company continues to be able to reliably estimate forecasted earnings and tax by jurisdiction for the year.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2020 and 2019, our gross profit, gross margin, income from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2020	2019
	(Unaudited)
Gross profit	$803.8	$652.8
Non-GAAP gross profit	$816.5	$666.9
Gross margin	91%	89%
Non-GAAP gross margin	92%	91%
Income from operations	$130.6	$24.8
Non-GAAP income from operations	$247.8	$131.9
Operating margin	15%	3%
Non-GAAP operating margin	28%	18%
Net income (loss)	$66.5	$(24.2)
Non-GAAP net income	$188.4	$99.0
GAAP diluted net income (loss) per share	$0.30	$(0.11)
Non-GAAP diluted net income per share	$0.85	$0.45
GAAP weighted average shares used in computing diluted net income (loss) per share	221.3	219.6
Non-GAAP weighted average shares used in computing diluted net income (loss) per share	221.3	222.0

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended April 30,
	2020	2019
	(Unaudited)
Gross profit	$803.8	$652.8
Stock-based compensation expense	5.1	4.9
Amortization of developed technologies	7.4	9.2
Acquisition related costs	0.2	—
Non-GAAP gross profit	$816.5	$666.9
Gross margin	91%	89%
Stock-based compensation expense	1%	1%
Amortization of developed technologies	1%	1%
Non-GAAP gross margin (1)	92%	91%
Income from operations	$130.6	$24.8
Stock-based compensation expense	98.2	75.2
Amortization of developed technologies	7.4	9.2
Amortization of purchased intangibles	9.7	9.8
Acquisition related costs	1.9	12.7
Restructuring and other exit costs, net	—	0.2
Non-GAAP income from operations	$247.8	$131.9
Operating margin	15%	3%
Stock-based compensation expense	11%	10%
Amortization of developed technologies	1%	1%
Amortization of purchased intangibles	1%	1%
Acquisition related costs	—%	2%
Non-GAAP operating margin (1)	28%	18%
Net income (loss)	$66.5	$(24.2)
Stock-based compensation expense	98.2	75.2
Amortization of developed technologies	7.4	9.2
Amortization of purchased intangibles	9.7	9.8
Acquisition related costs	1.9	12.7
Restructuring and other exit costs, net	—	0.2
Loss on strategic investments and dispositions, net	16.6	5.0
Discrete tax benefit (provision) items	0.5	(2.3)
Income tax effect of non-GAAP adjustments	(12.4)	13.4
Non-GAAP net income	$188.4	$99.0

	Three Months Ended April 30,
	2020	2019
	(Unaudited)
Diluted net income (loss) per share	$0.30	$(0.11)
Stock-based compensation expense	0.44	0.34
Amortization of developed technologies	0.03	0.04
Amortization of purchased intangibles	0.04	0.04
Acquisition related costs	0.01	0.07
Loss on strategic investments and dispositions, net	0.08	0.02
Discrete tax provision items	—	(0.01)
Income tax effect of non-GAAP adjustments	(0.05)	0.06
Non-GAAP diluted net income per share	$0.85	$0.45
GAAP weighted average shares used in computing diluted net income (loss) per share	221.3	219.6
Dilutive effect of restricted awards	—	2.4
Non-GAAP weighted average shares used in computing diluted net income (loss) per share	221.3	222.0
____________________

(1)	Totals may not sum due to rounding.

Our non-GAAP financial measures may exclude the following, as applicable:

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

Establishment (release) of a valuation allowance on certain net deferred tax assets.  This is a non-cash charge to record or to release a valuation allowance on certain deferred tax assets. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various cash expenses to assist in budgeting, planning and forecasting future periods.

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

At April 30, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.47 billion and net accounts receivable of $356.5 million.

On December 17, 2018, Autodesk entered into a Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The maturity date on the credit facility is December 2023. At April 30, 2020, Autodesk had no outstanding borrowings on this line of credit. As of June 2, 2020, we have no amounts outstanding under the credit facility. See Part I, Item 1, Note 13, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our credit facility.

As of April 30, 2020, we have $1.65 billion aggregate principal amount of notes outstanding. See Part I, Item 1, Note 13, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of April 30, 2020, approximately 46% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” Additionally, as a result of the COVID-19 pandemic, we have extended contract payment terms for up to 60 days for all customers and partners for new orders and renewals placed directly with Autodesk beginning March 16, 2020 through August 7, 2020. We currently expect to have sufficient liquidity to manage through the COVID-19 pandemic but we will continue to monitor the impact of potential disruptions beyond our control. However, based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

	Three Months Ended April 30,
(in millions)	2020	2019
Net cash provided by operating activities	$327.3	$221.2
Net cash used in investing activities	(78.0)	(29.2)
Net cash used in financing activities	(630.2)	(192.4)

Net cash provided by operating activities of $327.3 million for the three months ended April 30, 2020, was primarily impacted by non-cash stock-based compensation expense, a source of working capital primarily from a decrease in accounts receivable from January 31, 2020, to April 30, 2020 partially offset by a use of working capital from a decrease in accounts payable and other liabilities and our net income. Net cash provided by operating activities of $221.2 million for the three months ended April 30, 2019, includes $147.8 million of non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense, and an increase in changes in operating assets and liabilities of $97.6 million partially offset by our net loss of $24.2 million.

Net cash used in investing activities was $78.0 million for the three months ended April 30, 2020, primarily due to purchases of non-marketable equity securities, capital expenditures and purchases of marketable securities. Net cash used in investing activities for the three months ended April 30, 2019, was primarily due to purchases of marketable securities and capital expenditures.

At April 30, 2020, our short-term investment portfolio had an estimated fair value of $77.2 million and a cost basis of $73.1 million. The portfolio fair value primarily consists of short-term trading securities that were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 11, “Deferred Compensation,” in the Notes to the Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $630.2 million for the three months ended April 30, 2020, primary due to the repayment of debt and the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock. Net cash used in financing activities was $192.4 for the three months ended April 30, 2019, and was primary due to the repayment of debt and the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended April 30, 2020:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 29	—	$181.59	—	14.7
March 1 - March 31	1.1	153.34	1.1	13.6
April 1 - April 30	0.1	139.76	0.1	13.5
Total	1.2	$153.41	1.2
 ________________

(1)	This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date. See Note 16, “Stockholders' Deficit,” in the Notes to the unaudited Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of April 30, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Enterprise Business Agreements (EBAs): Represents programs providing enterprise customers with token-based access to a broad pool of Autodesk products over a defined contract term.

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

Net Revenue Retention Rate (NR3): Measures the year-over-year change in subscription and maintenance revenue for the population of customers that existed one year ago (“base customers”).  Net revenue retention rate is calculated by dividing the current quarter subscription and maintenance revenue related to base customers by the total corresponding quarter subscription and maintenance revenue from one year ago. Subscription and maintenance revenue is based on USD reported revenue, and fluctuations caused by changes in foreign currency exchange rates and hedge gains or losses have not been eliminated. Subscription and maintenance revenue related to acquired companies, one year after acquisition, has been captured as existing customers until such data conforms to the calculation methodology. This may cause variability in the comparison. Beginning with the first quarter of fiscal 2021, Autodesk modified its definition of NR3 to the definition above.  The effect of this change is not material for the period presented.

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

Remaining Performance Obligations (RPO): The sum of total short-term, long-term, and unbilled deferred revenue. Current remaining performance obligations is the amount of revenue we expect to recognize in the next twelve months.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2020, and January 31, 2020, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $1.11 billion and $1.72 billion at April 30, 2020, and January 31, 2020, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2020, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2020, and January 31, 2020, would increase the fair value of our foreign currency contracts by $104.5 million and $158.8 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2020, and January 31, 2020, would decrease the fair value of our foreign currency contracts by $59.0 million and $119.2 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At April 30, 2020, we had $801.5 million of cash equivalents and marketable securities, including $77.2 million classified as short-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve-month period, the market value change of our marketable securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can occur abruptly. For example, the recent Coronavirus disease (COVID-19) pandemic has caused additional uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries around the world may occur or may have already occurred and continue. The extent to which COVID-19 may impact our financial condition or results of operations is currently uncertain and will depend on developments such as the impact on our customers, vendors, distributors and resellers, and well as other factors, including: the full duration and the extent of the pandemic; actions taken by governments, businesses and consumers in response to the pandemic; speed and timing of economic recovery; our billings and renewal rates including new business close rates, rate of multi-year contracts and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

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

We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement or cancellation of certain sales and marketing events, among other modifications.  We have observed other companies as well as many governments taking precautionary and preemptive actions to address COVID-19, and they may take further actions that alter their normal business operations.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.

In particular, if we are not able to retain current customers and attract new business, including multi-year contracts, or if customer renewal rates decline or fluctuate, it could have a material adverse effect upon our business and results of operations. To support our customers, during the three months ended April 30, 2020, among other things, we extended payment terms to 60 days through the beginning of August 2020, offered free commercial use of our cloud collaboration products through June 2020, delayed the transition from multi-user to named user from May to August 2020 to minimize disruption and deferred a 20% maintenance price increase from May to August 2020. These actions are affecting our cash flow, and if these actions as well as our other sales and marketing activities are not successful in retaining current customers and in closing new business, they could have a material adverse effect upon our business and results of operations.

Given the evolving business environment as a result of COVID-19, we are actively managing our spending, reducing travel and entertainment expense, monitoring our hiring rate, shifting to virtual events, and rationalizing our marketing spend. We will continue to invest in critical areas such as R&D, construction, and digitizing the company to ensure our future success as we come out of the pandemic. If we are not able to successfully manage our spending and investment it could have a material adverse effect on our cash balances, business and results of operations.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% of our net revenue for both the three months ended April 30, 2020 and 2019. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue, and, as we expand our international development, sales and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S.

Risks inherent in our international operations include:

•	economic volatility;

•	tariffs, quotas, and other trade barriers and restrictions;

•	fluctuating currency exchange rates, including devaluations, currency controls and inflation, and risks related to any hedging activities we undertake;

•	unexpected changes in regulatory requirements and practices;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	different purchase patterns as compared to the developed world;

•	operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;

•	increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, and adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;

•	difficulties in staffing and managing foreign sales and development operations;

•	local competition;

•	longer collection cycles for accounts receivable;

•	U.S. and foreign tax law changes impacting how multinational companies are taxed and the complexities of tax reporting;

•	laws regarding the management of and access to data and public networks;

•	possible future limitations upon foreign owned businesses;

•	increased financial accounting and reporting burdens and complexities;

•	inadequate local infrastructure;

•	greater difficulty in protecting intellectual property;

•	software piracy; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases and pandemics, such as COVID-19.

Some of our business partners also have international operations and are subject to the risks described above.

The "Brexit" vote has exacerbated and may further exacerbate many of the risks and uncertainties described above. The United Kingdom officially left the European Union pursuant to Brexit on January 31, 2020, with a transitional period set to end on December 31, 2020. The withdrawal of the United Kingdom from the European Union could, among other potential outcomes, adversely affect the tax, tax treaty, banking, operational, legal and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, create currency volatility, disrupt the free movement of goods, services and people between the United Kingdom and the European Union and significantly disrupt trade between the United Kingdom and the European Union and other parties. While the United Kingdom left the European Union as of January 31, 2020, it has until December 31, 2020, to negotiate a new trade agreement addressing customs and trade matters. Further, uncertainty around these and related issues could lead to adverse effects on the United Kingdom economy, the European Union economies, and the other economies in which we operate.

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

Our customers are not obligated to renew their subscriptions for our offerings, and they may elect not to renew. We cannot assure renewal rates, or the mix of subscriptions renewals. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing, competitive offerings, customer satisfaction, and reductions in customer spending levels, customer activity or number of users due to economic downturns, including as a result of the current COVID-19 pandemic, or financial markets uncertainty. If our customers do not renew their subscriptions or if they renew on less favorable terms, our revenues may decline.

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

We sell our software products both directly to end-users and through a network of distributors and resellers. For both the three months ended April 30, 2020 and 2019, approximately 70% and 70%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 38% and 35% of our total net revenue for three months ended April 30, 2020 and 2019, respectively, and Ingram Micro accounted for 10% of our total net revenue for both three months ended April 30, 2020 and 2019. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant disruption with its business, or if our relationship with either of them were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results. For example, on November 13, 2019, Tech Data announced that it had entered into a definitive agreement to be acquired by an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager. The transaction is not subject to a financing condition and is expected to close in the first half of calendar year 2020, subject to the satisfaction of customary closing conditions. The transaction has been approved by Tech Data stockholders but has not yet closed. If there is any uncertainty resulting from the transaction between Tech Data and Apollo with the resellers and end users who currently purchase our products through Tech Data, our ability to sell to these resellers and end users could be, at least temporarily, negatively impacted.

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

Our quarterly financial results, key metrics and other operating metrics have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other factors described in this Part I, Item 1A, some of the factors that could cause our financial results, key metrics and other operating metrics to fluctuate include:

•
general market, economic, business, and political conditions in Europe, APAC, and emerging economies, including from an economic downturn or recession in the United States or in other countries around the world;

•	failure to produce sufficient revenue, billings, subscription, profitability and cash flow growth, including as a result of the current COVID-19 pandemic;

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the three months ending April 30, 2020 and 2019, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 30% and 29% of our total net revenue, respectively.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $1.6 billion of debt, consisting of notes due at various times from December 2022 to January 2030, as described in Part 2, Item 8. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, as described in Part 2, Item 8. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are required to comply with the covenants set forth in our credit agreement. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part 2, Item 8 and any outstanding indebtedness under the credit agreement may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

Net revenue, billings, earnings, cash flow or subscriptions shortfalls or the volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other factors described in this Part I, Item 1A and the following:

•
shortfalls in our expected financial results, including net revenue, billings, earnings and cash flow or key performance metrics, such as subscriptions, including as a result of the current COVID-19 pandemic, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;

•	quarterly variations in our or our competitors' results of operations;

•	general socio-economic, political or market conditions, including from an economic downturn or recession in the United States or in other countries around the world;

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

Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the U.S. Tax Cuts and Jobs Act ("Tax Act"), which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year and significant tax legislation was included in the March 2020 CARES Act. Due to the complexity and varying interpretations of the Tax Act and the CARES Act, the U.S. Department of Treasury and other standard-setting bodies have been issuing and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate impact to our results of operations from both the Tax Act and the CARES Act, including for our prior tax years.

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack, terrorism, or war, or business interruption from epidemic or pandemic diseases, or the fear of such events, could adversely impact our business, financial results and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event, however there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country's or region's demand for our products, thereby negatively impacting our financial results.

If we were required to record an impairment charge related to the value of our long-lived assets, or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, as the case may be, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. We have a full valuation allowance against our U.S., Canada and Netherlands deferred tax assets. Changes in the amount of the U.S. and foreign jurisdictions valuation allowance could also result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted and our results of operations could be materially affected. We will continue to perform these tests on our worldwide deferred tax assets and any future adjustments to the realizability of our deferred tax assets may have a material effect on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended April 30, 2020.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2 above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on March 23, 2020)

10.1*
Participants, target awards and payout formulas for fiscal year 2021 under the Registrant's Executive Incentive Plan (incorporated by reference to Item 5.02 of the Registrant's Current Report on Form 8-K filed on April 15, 2020)

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

Dated: June 2, 2020

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)