Form 10-Q
period 2020-07-31
Autodesk, Inc.
filed 2020-09-02
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
As of August 28, 2020, registrant had outstanding 219,279,183 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net revenue:
Subscription	$841.2	$663.7	$1,644.2	$1,259.5
Maintenance	51.2	103.5	113.3	215.5
Total subscription and maintenance revenue	892.4	767.2	1,757.5	1,475.0
Other	20.7	29.6	41.3	57.3
Total net revenue	913.1	796.8	1,798.8	1,532.3
Cost of revenue:
Cost of subscription and maintenance revenue	58.5	53.0	115.9	112.7
Cost of other revenue	15.0	17.9	32.1	31.7
Amortization of developed technology	7.4	8.6	14.8	17.8
Total cost of revenue	80.9	79.5	162.8	162.2
Gross profit	832.2	717.3	1,636.0	1,370.1
Operating expenses:
Marketing and sales	350.9	316.8	692.2	630.1
Research and development	232.5	215.4	449.9	421.0
General and administrative	93.2	101.4	198.0	200.5
Amortization of purchased intangibles	9.5	9.7	19.2	19.5
Restructuring and other exit costs, net	—	0.2	—	0.4
Total operating expenses	686.1	643.5	1,359.3	1,271.5
Income from operations	146.1	73.8	276.7	98.6
Interest and other expense, net	(17.1)	(7.3)	(57.2)	(23.5)
Income before income taxes	129.0	66.5	219.5	75.1
Provision for income taxes	(30.8)	(26.3)	(54.8)	(59.1)
Net income	$98.2	$40.2	$164.7	$16.0
Basic net income per share	$0.45	$0.18	$0.75	$0.07
Diluted net income per share	$0.44	$0.18	$0.74	$0.07
Weighted average shares used in computing basic net income per share	219.2	219.6	219.2	219.6
Weighted average shares used in computing diluted net income per share	222.2	222.4	222.0	222.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net income	$98.2	$40.2	$164.7	$16.0
Other comprehensive income (loss), net of reclassifications:
Net loss on derivative instruments (net of tax effect of $2.3, ($1.7), $1.9 and ($2.0), respectively)	(19.5)	(4.3)	(15.5)	(1.0)
Change in net unrealized gain (loss) on available-for-sale debt securities (net of tax effect of zero, $0.1, $0.1 and ($0.3), respectively)	0.9	(0.2)	1.3	0.9
Change in defined benefit pension items (net of tax effect of zero, $0.4, zero and $0.5, respectively)	—	(1.8)	(0.3)	(2.4)
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of ($0.4), ($0.4), ($0.4) and zero, respectively)	43.2	(22.8)	20.3	(33.2)
Total other comprehensive income (loss)	24.6	(29.1)	5.8	(35.7)
Total comprehensive income (loss)	$122.8	$11.1	$170.5	$(19.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,439.8	$1,774.7
Marketable securities	79.7	69.0
Accounts receivable, net	490.1	652.3
Prepaid expenses and other current assets	194.3	163.3
Total current assets	2,203.9	2,659.3
Computer equipment, software, furniture and leasehold improvements, net	177.8	161.7
Operating lease right-of-use assets	416.2	438.8
Developed technologies, net	61.0	70.9
Goodwill	2,459.1	2,445.0
Deferred income taxes, net	51.5	56.4
Long-term other assets	377.8	347.2
Total assets	$5,747.3	$6,179.3
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$99.2	$83.7
Accrued compensation	193.6	272.1
Accrued income taxes	32.5	21.2
Deferred revenue	2,102.1	2,176.1
Operating lease liabilities	53.8	48.1
Current portion of long-term notes payable, net	—	449.7
Other accrued liabilities	138.4	168.3
Total current liabilities	2,619.6	3,219.2
Long-term deferred revenue	776.8	831.0
Long-term operating lease liabilities	393.3	411.7
Long-term income taxes payable	20.2	19.1
Long-term deferred income taxes	89.9	82.5
Long-term notes payable, net	1,636.1	1,635.1
Long-term other liabilities	144.1	119.8
Stockholders’ equity (deficit):
Common stock and additional paid-in capital	2,492.7	2,317.0
Accumulated other comprehensive loss	(154.5)	(160.3)
Accumulated deficit	(2,270.9)	(2,295.8)
Total stockholders’ equity (deficit)	67.3	(139.1)
Total liabilities and stockholders' equity (deficit)	$5,747.3	$6,179.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2020	2019
Operating activities:
Net income	$164.7	$16.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	60.0	64.8
Stock-based compensation expense	194.1	163.4
Deferred income taxes	14.5	35.8
Restructuring and other exit costs, net	—	0.4
Other	36.0	(4.2)
Changes in operating assets and liabilities
Accounts receivable	162.7	125.8
Prepaid expenses and other assets	(52.0)	27.4
Accounts payable and other liabilities	(42.8)	(138.1)
Deferred revenue	(130.0)	158.3
Accrued income taxes	11.3	(9.1)
Net cash provided by operating activities	418.5	440.5
Investing activities:
Purchases of marketable securities	(17.0)	(19.9)
Sales of marketable securities	—	22.4
Maturities of marketable securities	11.0	5.0
Capital expenditures	(46.7)	(29.5)
Purchases of developed technologies	(4.8)	—
Other investing activities	(54.3)	(10.5)
Net cash used in investing activities	(111.8)	(32.5)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	58.5	49.7
Taxes paid related to net share settlement of equity awards	(39.6)	(31.2)
Repurchases of common stock	(209.0)	(134.6)
Repayment of debt	(450.0)	(250.0)
Other financing activities	(2.5)	—
Net cash used in financing activities	(642.6)	(366.1)
Effect of exchange rate changes on cash and cash equivalents	1.0	(4.0)
Net (decrease) increase in cash and cash equivalents	(334.9)	37.9
Cash and cash equivalents at beginning of period	1,774.7	886.0
Cash and cash equivalents at end of period	$1,439.8	$923.9

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$28.7	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2020, and for the three and six months ended July 31, 2020 and 2019, have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2020, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2021, or for any other period. Further, the balance sheet as of January 31, 2020, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed on March 19, 2020.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2020, that are applicable to the Company.

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

Adoption and policy elections

Allowances for uncollectible trade receivables and contract assets are subject to impairment using the expected credit loss model. Allowances for expected credit losses are measured based upon the lifetime expected credit loss which is based on historical experience, the number of days that billings are past due, reasonable economic forecast, including revised forecast data for the current economic environment, customer payment behavior, credit reports and other customer specific information. Allowances for credit losses on trade receivables and contract assets were not material as of July 31, 2020.

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

Autodesk does not measure an allowance for credit losses on accrued interest receivables on available-for-sale debt securities separately. Autodesk writes off accrued interest receivables by reversing interest income in the period deemed uncollectible in “Interest and other expense, net” on the Company's unaudited Condensed Consolidated Statements of

Operations. Any accrued interest receivable on available-for-sale debt securities is recorded in “Cash and cash equivalents”, “Prepaid expenses and other current assets,” or "Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets, as applicable.

Recently issued accounting standards not yet adopted

In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Autodesk will apply the expedients in ASU No. 2020-04 through December 31, 2022. Autodesk does not believe ASU No. 2020-04 will have a material impact on its consolidated financial statements.

3. Revenue Recognition

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and EBAs, (2) renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license, and (3) consulting, training and other goods and services. The three categories are presented as line items on Autodesk's Condensed Consolidated Statements of Operations.

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, and sales channel is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Net revenue by product family:
Architecture, Engineering and Construction	$397.0	$334.2	$779.7	$638.5
AutoCAD and AutoCAD LT	271.9	231.3	534.1	444.5
Manufacturing	185.5	174.6	368.4	342.1
Media and Entertainment	53.3	50.8	105.9	96.3
Other	5.4	5.9	10.7	10.9
Total net revenue	$913.1	$796.8	$1,798.8	$1,532.3

Net revenue by geographic area:
Americas
U.S.	$309.5	$267.9	$610.1	$517.0
Other Americas	62.0	58.0	123.6	104.7
Total Americas	371.5	325.9	733.7	621.7
Europe, Middle East and Africa	354.7	316.2	699.5	613.4
Asia Pacific	186.9	154.7	365.6	297.2
Total net revenue	$913.1	$796.8	$1,798.8	$1,532.3

Net revenue by sales channel:
Indirect	$639.3	$560.2	$1,262.7	$1,076.6
Direct	273.8	236.6	536.1	455.7
Total net revenue	$913.1	$796.8	$1,798.8	$1,532.3

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. As a result of the COVID-19 pandemic, we extended contract payment terms for up to 60 days through August 7, 2020, for all customers and partners for new orders and renewals placed directly with Autodesk. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term and unbilled deferred revenue. As of July 31, 2020, Autodesk had remaining performance obligations of $3.35 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $2.31 billion or 69% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.04 billion or 31% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2020. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the six months ended July 31, 2020 and 2019, that was included in the deferred revenue balances at January 31, 2020 and 2019, was $1.43 billion and $1.19 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 37% and 38% of Autodesk’s total net revenue for the three and six months ended July 31, 2020, respectively. Total sales to the Tech Data accounted for 35% of Autodesk’s total net revenue for both the three and six months ended July 31, 2019. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 39% and 31% of trade accounts receivable at July 31, 2020, and January 31, 2020, respectively. Ingram Micro Inc. ("Ingram Micro") accounted for 10% of Autodesk's total net revenue during both the three and six months ended July 31, 2020 and 2019. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2020, and January 31, 2020:

	July 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Commercial paper	$36.0	$—	$—	$36.0	$—	$36.0	$—
Money market funds	712.3	—	—	712.3	712.3	—	—
Other (2)	2.5	—	—	2.5	2.0	0.5	—
Marketable securities:
Short-term available for sale
Other (3)	6.0	—	—	6.0	—	6.0	—
Short-term trading securities
Mutual funds (4)	63.4	10.8	(0.5)	73.7	73.7	—	—
Non-marketable securities derivative assets (5)	1.8	0.4	(0.2)	2.0	—	—	2.0
Derivative contract assets (5)	0.3	14.1	(0.2)	14.2	—	14.2	—
Derivative contract liabilities (6)	—	—	(30.7)	(30.7)	—	(30.7)	—
Total	$822.3	$25.3	$(31.6)	$816.0	$788.0	$26.0	$2.0
____________________

(1)
Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities with stated contractual maturities due within one year.

(2)	Consists of custody cash deposits and certificates of deposit.

(3)	Consists of commercial paper and municipal bonds.

(4)	See Note 11, "Deferred Compensation " for more information.

(5)	Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

(6)	Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$6.0	$—	$—	$6.0	$—	$6.0	$—
Commercial paper	36.8	—	—	36.8	—	36.8	—
Money market funds	1,135.5	—	—	1,135.5	1,135.5	—	—
Other (2)	2.3	—	—	2.3	1.3	1.0	—
Marketable securities:
Short-term trading securities
Mutual funds (3)	59.9	9.2	(0.1)	69.0	69.0	—	—
Non-marketable equity security derivative asset (4)	0.1	0.5	—	0.6	—	—	0.6
Derivative contract assets (4)	1.0	9.2	(1.3)	8.9	—	8.9	—
Derivative contract liabilities (5)	—	—	(4.7)	(4.7)	—	(4.7)	—
Total	$1,241.6	$18.9	$(6.1)	$1,254.4	$1,205.8	$48.0	$0.6
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

As of both July 31, 2020, and January 31, 2020, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than twelve months. Total unrealized gains for securities with net gains in accumulated other comprehensive income was not material for the six months ended July 31, 2020.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses for the six months ended July 31, 2020. There were no write offs of accrued interest receivables for the six months ended July 31, 2020.

There was no realized gain or loss for the sales or redemptions of debt securities during the six months ended July 31, 2020 and 2019. Gains and losses resulting from the sale or redemption of debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

There was $11.0 million in proceeds from the sale and maturity of marketable debt securities for the three and six months ended July 31, 2020. Proceeds from the sale and maturity of marketable debt securities for the three and six months ended July 31, 2019, was $22.8 million and $27.4 million, respectively.

As of July 31, 2020, Autodesk had $5.3 million in non-marketable debt securities in privately held companies. As of July 31, 2020, both the amortized cost and fair value was $5.3 million and is classified as level 3 in the fair value hierarchy. There were no allowances for credit losses for the six months ended July 31, 2020.

Non-marketable equity securities

As of July 31, 2020, and January 31, 2020, Autodesk had $136.2 million and $122.5 million in direct investments in privately held companies, respectively. These non-marketable equity security investments do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our non-marketable equity securities with no readily determined fair values measured using the measurement alternative were as follows:

	Six Months Ended July 31,		Cumulative Amount as of
(in millions)	2020	2019	July 31, 2020
Upward adjustments (1)	$3.0	$1.7	$12.4
Negative adjustments, including impairments (1)	(34.8)	(3.4)	(43.8)
Net adjustments	$(31.8)	$(1.7)	$(31.4)
____________________

(1)	Included in "Interest and other expense, net" on the Company's Condensed Consolidated Statements of Operations.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.18 billion at July 31, 2020, and $981.3 million at January 31, 2020. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net loss of $7.1 million remaining in “Accumulated other comprehensive loss” as of July 31, 2020, is expected to be recognized into earnings within the next twenty-four months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020
	Net revenue		Cost of revenue	Operating expenses
(in millions)	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$841.2	$51.2	$58.5	$350.9	$232.5	$93.2

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$1.6	$—	$(0.1)	$(0.5)	$—	$(0.2)

	Six Months Ended July 31, 2020
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,644.2	$113.3	$115.9	$692.2	$449.9	$198.0

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$3.7	$0.6	$(0.3)	$(1.3)	$(0.1)	$(0.6)

	Three Months Ended July 31, 2019
	Net Revenue		Cost of revenue	Operating expenses
(in millions)	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$663.7	$103.5	$53.0	$316.8	$215.4	$101.4

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$3.2	$1.8	$(0.2)	$(0.8)	$(0.2)	$(0.4)

	Six Months Ended July 31, 2019
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,259.5	$215.5	$112.7	$630.1	$421.0	$200.5

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$5.4	$3.1	$(0.3)	$(2.4)	$(0.5)	$(1.2)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $182.1 million at July 31, 2020, and $736.2 million at January 31, 2020.

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2020, and January 31, 2020:

	Balance Sheet Location	Fair Value at
(in millions)		July 31, 2020	January 31, 2020
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$7.3	$1.0
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	7.2	8.4
Total derivative assets		$14.5	$9.4
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$21.6	$2.8
Derivatives not designated as hedging instruments	Other accrued liabilities	9.1	1.9
Total derivative liabilities		$30.7	$4.7

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2020 and 2019, (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Amount of (loss) gain recognized in accumulated other comprehensive loss on derivatives (effective portion)	$(18.6)	$(0.9)	$(13.5)	$3.1
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$1.6	$5.0	$4.3	$8.5
Cost of revenue	(0.1)	(0.2)	(0.3)	(0.3)
Operating expenses	(0.7)	(1.4)	(2.0)	(4.1)
Total	$0.8	$3.4	$2.0	$4.1

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2020 and 2019, (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Amount and location of (loss) gain recognized on derivatives in net income
Interest and other expense, net	$(4.4)	$(2.4)	$(5.4)	$1.7

6. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the six months ended July 31, 2020, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2020	4,732.3	$147.24
Granted	867.8	176.50
Vested	(818.5)	147.68
Canceled/Forfeited	(123.1)	148.02
Performance Adjustment (1)	15.4	166.97
Unvested restricted stock units at July 31, 2020	4,673.9	$152.44

 _______________

(1)
Based on Autodesk's financial results and relative total stockholder return for the fiscal 2020 performance period. The performance stock units were attained at rates ranging from 96.6% to 101.1% of the target award.

The fair value of the shares vested during the six months ended July 31, 2020 and 2019, was $132.3 million and $84.3 million, respectively.

During the six months ended July 31, 2020, Autodesk granted 0.6 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $71.3 million and $64.2 million during the three months ended July 31, 2020 and 2019, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $148.2 million and $118.6 million during the six months ended July 31, 2020 and 2019, respectively.

During the six months ended July 31, 2020, Autodesk settled liability-classified awards in the amount of $28.7 million. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the six months ended July 31, 2020, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue goals adopted by the Compensation and Human Resource Committee and, as applicable, total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

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

Autodesk recorded stock-based compensation expense related to performance stock units of $10.1 million and $5.7 million for the three months ended July 31, 2020 and 2019, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $17.5 million and $12.2 million for the six months ended July 31, 2020 and 2019, respectively.

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

A summary of the ESPP activity for the six months ended July 31, 2020 and 2019, is as follows:

	Six Months Ended July 31,
	2020	2019
Issued shares (in millions)	0.5	0.5
Average price of issued shares	$122.54	$99.46
Weighted average grant date fair value of awards granted under the ESPP (1)	$45.70	$52.41
 _______________

(1)	Calculated as of the award grant date using the Black-Scholes Merton (“BSM") option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2020 and 2019, respectively, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Cost of subscription and maintenance revenue	$4.2	$3.4	$7.9	$7.0
Cost of other revenue	1.5	1.4	3.0	2.7
Marketing and sales	43.4	36.0	84.1	68.5
Research and development	35.3	30.8	68.2	57.5
General and administrative	11.5	16.6	30.9	27.7
Stock-based compensation expense related to stock awards and ESPP purchases	95.9	88.2	194.1	163.4
Tax benefit	(0.2)	(0.1)	(0.3)	(0.3)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$95.7	$88.1	$193.8	$163.1

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

	Six Months Ended July 31, 2020		Six Months Ended July 31, 2019
	Performance Stock Units (1)	ESPP (1)	Performance Stock Units (1)	ESPP (1)
Range of expected volatilities	50.7%	39.4 - 45.8%	36.3%	36.6 - 39.7%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.3%	0.3 - 0.5%	2.5%	2.4 - 2.5%

——————

(1)
There were no performance stock units or ESPP awards granted during the three months ended July 31, 2020 and 2019, where the fair value was estimated by a Monte Carlo simulation model or a BSM option pricing model, respectively.

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

7. Income Tax

 Autodesk had income tax expense of $30.8 million, relative to pre-tax income of $129.0 million for the three months ended July 31, 2020, and income tax expense of $26.3 million, relative to pre-tax income of $66.5 million for the three months ended July 31, 2019. Autodesk had income tax expense of $54.8 million, relative to pre-tax income of $219.5 million for the six months ended July 31, 2020, and income tax expense of $59.1 million, relative to pre-tax income of $75.1 million for the six months ended July 31, 2019. Income tax expense for the three and six months ended July 31, 2020, increased and decreased, respectively, as a result of the jurisdictional mix of year-to-date earnings relative to the worldwide annual effective tax rate.

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

As of July 31, 2020, the Company had $222.4 million of gross unrecognized tax benefits, of which $204.7 million would reduce our valuation allowance, if recognized. The remaining $17.7 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

8. Other Intangible Assets, Net

Other intangible assets, including developed technologies, customer relationships, trade names, patents, user lists and the related accumulated amortization were as follows:

(in millions)	July 31, 2020	January 31, 2020
Developed technologies, at cost	$653.3	$647.1
Customer relationships, trade names, patents, and user lists, at cost (1)	534.2	532.2
Other intangible assets, at cost (2)	1,187.5	1,179.3
Less: Accumulated amortization	(1,009.4)	(972.2)
Other intangible assets, net	$178.1	$207.1
_______________

(1)	Included in “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Includes the effects of foreign currency translation.

9. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in "Prepaid expenses and other current assets" and "Long-term other assets" on our Condensed Consolidated Balance Sheets. Capitalized costs were $44.3 million and $22.3 million at July 31, 2020, and January 31, 2020, respectively. Accumulated amortization was $2.9 million and $1.2 million at July 31, 2020, and January 31, 2020, respectively. Amortization expense for the three months ended July 31, 2020 and 2019, was $0.8 million and none, respectively. Amortization expense for the six months ended July 31, 2020 and 2019, was $1.7 million and none, respectively.

10. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2020 (in millions):

Balance as of January 31, 2020	$2,594.2
Less: accumulated impairment losses as of January 31, 2020	(149.2)
Net balance as of January 31, 2020	2,445.0
Effect of foreign currency translation	14.1
Balance as of July 31, 2020	$2,459.1

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

There was no goodwill impairment during the three and six months ended July 31, 2020.

11. Deferred Compensation

At July 31, 2020, Autodesk had marketable securities totaling $79.7 million, of which $73.7 million is related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $73.7 million related to the deferred compensation liability at July 31, 2020, $5.5 million was classified as current and $68.2 million was classified as non-current liabilities. Of the $69.0 million related to the deferred compensation liability at January 31, 2020, $5.3 million was classified as current and $63.7 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of "Marketable securities." The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $88.3 million as of July 31, 2020 and $98.8 million as of January 31, 2020. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $23.6 million and $46.4 million during the three and six months ended July 31, 2020, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $25.5 million and $50.2 million during the three and six months ended July 31, 2019, respectively. Autodesk did not recognize any contract cost impairment losses during the six months ended July 31, 2020 and 2019.

12. Computer Equipment, Software, Furniture and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements and the related accumulated depreciation were as follows:

(in millions)	July 31, 2020	January 31, 2020
Computer hardware, at cost	$158.8	$159.7
Computer software, at cost	65.6	64.0
Leasehold improvements, land and buildings, at cost	311.5	284.0
Furniture and equipment, at cost	77.9	69.0
	613.8	576.7
Less: Accumulated depreciation	(436.0)	(415.0)
Computer software, hardware, leasehold improvements, furniture and equipment, net	$177.8	$161.7

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

In December 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk's assets, and restrict Autodesk's ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 2.50:1.0 starting with the fiscal quarter ending January 31, 2019, and increasing to 3.00:1.0 starting with the fiscal quarter ending April 30, 2019, and (2) a maximum leverage ratio of 3.50:1.0 starting with the fiscal quarter ending July 31, 2019, and dropping to 3.00:1.0 in the fiscal quarter ending January 31, 2020. At July 31, 2020, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk's option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At July 31, 2020, Autodesk had no outstanding borrowings under the credit agreement.

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

Based on the quoted market prices, the approximate fair value of the notes as of July 31, 2020, were as follows:

(in millions)	Aggregate Principal Amount	Fair value
2012 Notes	$350.0	$369.6
$300 million 2015 Notes	300.0	342.1
2017 Notes	500.0	577.2
2020 Notes	500.0	562.0

The expected future principal payments for all borrowings as of July 31, 2020, is as follows (in millions):

Fiscal year ending
2021 (remainder)	$—
2022	—
2023	350.0
2024	—
2025	—
Thereafter	1,300.0
Total principal outstanding	$1,650.0

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

The components of lease cost were as follows:

	Three Months Ended July 31, 2020
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.7	$0.4	$10.6	$7.8	$4.2	$24.7
Variable lease cost	0.1	—	1.0	0.7	0.5	2.3

	Six Months Ended July 31, 2020
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$3.7	$1.1	$22.1	$15.7	$7.6	$50.2
Variable lease cost	0.4	0.1	2.5	1.8	0.9	5.7

	Three Months Ended July 31, 2019
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.6	$0.7	$9.6	$6.8	$3.0	$21.7
Variable lease cost	0.3	—	1.5	1.1	0.5	3.4

	Six Months Ended July 31, 2019
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$3.2	$1.1	$18.4	$13.5	$5.8	$42.0
Variable lease cost	0.5	0.1	2.8	2.1	0.9	6.4

Supplemental operating cash flow information related to leases is as follows:

	Six Months Ended July 31,
(in millions)	2020	2019
Cash paid for operating leases included in operating cash flows (1)	$47.6	$45.9
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	$18.4	$53.0
  _______________
(1) Includes $5.7 million in variable lease payments for the six months ended July 31, 2020, not included in "Operating lease liabilities" and "Long-term operating lease liabilities" on the Condensed Consolidated Balance Sheets. Includes $6.4 million in variable lease payments for the six months ended July 31, 2019, not included in "Operating lease liabilities" and "Long-term operating lease liabilities" on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 7.2 years and 7.5 years at July 31, 2020, and January 31, 2020, respectively. The weighted average discount rate was 3.32% and 3.41% at July 31, 2020, and January 31, 2020, respectively.

Maturities of operating lease liabilities were as follows (in millions):

Fiscal year ending
2021 (remainder)	$29.9
2022	89.3
2023	88.6
2024	73.8
2025	54.1
Thereafter	171.4
507.1
Less imputed interest	(60.0)
Present value of operating lease liabilities	$447.1

As of July 31, 2020, Autodesk has additional operating lease minimum lease payments of $29.6 million for executed leases that have not yet commenced, primarily for office locations.

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

16. Stockholders' Equity (Deficit)

Changes in stockholders' equity (deficit) by component, net of tax, as of July 31, 2020, are as follows:

(in millions, except per share data)	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balances, January 31, 2020	219.4	$2,317.0	$(160.3)	$(2,295.8)	$(139.1)
Common shares issued under stock plans	1.0	24.3	—	—	24.3
Stock-based compensation expense	—	88.2	—	—	88.2
Settlement of liability-classified restricted stock units	—	28.7	—	—	28.7
Post-combination expense related to equity awards assumed	—	0.1	—	—	0.1
Net income	—	—	—	66.5	66.5
Other comprehensive loss	—	—	(18.8)	—	(18.8)
Repurchase and retirement of common shares	(1.2)	(57.0)	—	(132.0)	(189.0)
Balances, April 30, 2020	219.2	2,401.3	(179.1)	(2,361.3)	(139.1)
Common shares issued under stock plans	0.2	(4.6)	—	—	(4.6)
Stock-based compensation expense	—	95.9	—	—	95.9
Post-combination expense related to equity awards assumed	—	0.1	—	—	0.1
Net income	—	—	—	98.2	98.2
Other comprehensive income	—	—	24.6	—	24.6
Repurchase and retirement of common shares (1)	(0.1)	—	—	(7.8)	(7.8)
Balances, July 31, 2020	219.3	$2,492.7	$(154.5)	$(2,270.9)	$67.3
 ________________

(1)
During the three and six months ended July 31, 2020, Autodesk repurchased 0.1 million shares and 1.3 million shares at an average repurchase price of $216.84 and $155.20 per share. At July 31, 2020, 13.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' deficit by component, net of tax, as of July 31, 2019, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)
Common shares issued under stock plans	0.8	21.1	—	—	21.1
Stock-based compensation expense	—	75.2	—	—	75.2
Post combination expense related to assumed equity	—	0.8	—	—	0.8
Cumulative effect of accounting changes	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(24.2)	(24.2)
Other comprehensive loss	—	—	(6.6)	—	(6.6)
Repurchase and retirement of common shares	(0.6)	(45.5)	—	(54.5)	(100.0)
Balances, April 30, 2019	219.6	2,123.1	(141.6)	(2,226.8)	(245.3)
Common shares issued under stock plans	0.2	(2.6)	—	—	(2.6)
Stock-based compensation expense	—	82.9	—	—	82.9
Post combination expense related to assumed equity	—	0.1	—	—	0.1
Net income	—	—	—	40.2	40.2
Other comprehensive loss	—	—	(29.1)	—	(29.1)
Repurchase and retirement of common shares (1)	(0.3)	(2.8)	—	(37.7)	(40.5)
Balances, July 31, 2019	219.5	$2,200.7	$(170.7)	$(2,224.3)	$(194.3)
 ________________

(1)
During the three and six months ended July 31, 2019, Autodesk repurchased 0.3 million shares and 0.9 million shares at an average repurchase price of $159.54 and $168.11 per share. At July 31, 2019, 16.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

17. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2020:

(in millions)	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2020	$8.4	$4.7	$(22.8)	$(150.6)	$(160.3)
Other comprehensive (loss) income before reclassifications	(15.4)	1.1	—	20.7	6.4
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(2.0)	0.1	(0.3)	—	(2.2)
Tax effects	1.9	0.1	—	(0.4)	1.6
Net current period other comprehensive (loss) income	(15.5)	1.3	(0.3)	20.3	5.8
Balances, July 31, 2020	$(7.1)	$6.0	$(23.1)	$(130.3)	$(154.5)

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$98.2	$40.2	$164.7	$16.0
Denominator:
Denominator for basic net income per share—weighted average shares	219.2	219.6	219.2	219.6
Effect of dilutive securities	3.0	2.8	2.8	2.7
Denominator for dilutive net income per share	222.2	222.4	222.0	222.3
Basic net income per share	$0.45	$0.18	$0.75	$0.07
Diluted net income per share	$0.44	$0.18	$0.74	$0.07

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and six months ended July 31, 2020, there were 0.1 million and no potentially anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For both the three and six months ended July 31, 2019, there were no potentially anti-dilutive shares excluded from the computation of diluted net income per share.

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

Information regarding Autodesk's long-lived assets by geographic area is as follows:

(in millions)	July 31, 2020	January 31, 2020
Long-lived assets (1):
Americas
U.S.	$430.3	$434.2
Other Americas	31.3	33.2
Total Americas	461.6	467.4
Europe, Middle East, and Africa	82.4	75.8
Asia Pacific	50.0	57.3
Total long-lived assets	$594.0	$600.5
____________________

(1)	Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Six Months Ended July 31, 2020 and 2019” and in “Results of Operations-Impacts of COVID-19 to Autodesk’s Business.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations and other future financial results (by product type and geography), the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We have developed and sustained a compelling value proposition based upon desktop software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies.

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

Our subscription plans currently represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, BIM 360, Shotgun, AutoCAD web app and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

Industry Collections provide our customers with access to a broader selection of Autodesk solutions and services, simplifying the customers' ability to benefit from a complete set of tools for their industry.

We discontinued the sale of new commercial licenses of most individual software products in fiscal 2016. Additionally, in fiscal 2018, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription ("M2S"), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, a substantial majority of maintenance plan customers have converted to subscription plan offerings. We will be retiring maintenance plan offerings as of May 7, 2021 and will allow customers to convert their remaining maintenance seats to subscription plan offerings prior to this date.

To support our strategic priority of re-imagining construction, we are strengthening the foundation of our construction solutions with both organic and inorganic investments. In fiscal 2020, we continued and expanded our investments in construction. We continued to make investments in the traditional data creation tools to support the design and pre-construction phases, while expanding our investment in the areas of site execution with process and project management construction cloud tools. To connect the phases of construction upstream with design, we invested in and announced our construction cloud project delivery platform that allows individuals, teams and projects to be connected across all phases in a common data platform and increase efficiencies. The broadened product portfolio, the Autodesk Construction Cloud, has helped us expand our presence with sub-contractors, trades people, and building owners.

As part of our strategy in manufacturing, we continue to attract both global manufacturing leaders and disruptive startups with our generative design and cloud-based Fusion 360 technology enhancements.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 3, "Revenue Recognition" in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and six months ended July 31, 2020 and 2019.

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

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educators, educational institutions, learning partners, and students is a key competitive advantage which has been cultivated over an extensive period. This network of partners and relationships provides us with a broad and deep reach into volume markets around the world. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our solutions quickly and easily. We have a significant number of registered third-party developers who create products that work well with our solutions and extend them for a variety of specialized applications.

Better World

To help our customers imagine, design, and make a better world, our sustainability initiatives focus our efforts on the areas where we can have the greatest positive impact: products and support, catalyzing impact and innovation, investing in our customers and employees' ability to learn and develop relevant skills for in-demand roles, and leading by example with our 100% renewable and sustainable business practices. Through our products and services, we are supporting our customers to better understand and improve the environmental performance of everything they make and mitigate the causes and effects of climate change.

Furthermore, we are committed to fulfill our vision of helping people imagine, design, and make a better world by prioritizing Diversity and Belonging ("D&B") efforts. We have launched a project to expand our commitment through the development of a holistic, updated global D&B strategy. The initiative begins with a global listening tour across Autodesk where employees representing all levels, regions, organizations, and a rich mix of demographics, are invited to join focus groups to share their input. Autodesk is committed to continuing the hard work that is required to realize progress within the company and to support the communities where we work.

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

Assumptions Behind Our Strategy

Our strategy depends upon a number of assumptions, including: making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, third-party developers, customers, educators, educational institutions, learning partners, and students; improving the performance and functionality of our products; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks, see Part II, Item 1A, “Risk Factors.”

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2020, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2020. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2020

•	Total net revenue increased 15% and 17% to $913.1 million and $1,798.8 million for the three and six months ended July 31, 2020, respectively, compared to the same periods in the prior fiscal year.

•	Recurring revenue as a percentage of net revenue was 98% for both the three and six months ended July 31, 2020, compared to 96% for both periods in the prior fiscal year.

•	Net revenue retention rate ("NR3") was within the range of 100% and 110% as of July 31, 2020, and within the range of 110% and 120% as of July 31, 2019.

•	Deferred revenue was $2.88 billion, a decrease of 4% compared to the fourth quarter in the prior fiscal year.

•
Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) ("RPO") was $3.35 billion, a decrease of 6% compared to the fourth quarter in the prior fiscal year.

•	Current remaining performance obligations were $2.31 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three and six months ended July 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to the respective 27% and 31% increase in subscription revenue, partially offset by a respective 51% and 47% decrease in maintenance revenue as a result of the program to migrate customers from maintenance plans to subscription plans.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 37% and 38% of our total net revenue for the three and six months ended July 31, 2020, respectively, and 35% of our total net revenue for both the three and six months ended July 31, 2019. During both the three and six months ended July 31, 2020 and 2019, Ingram Micro accounted for 10% of Autodesk's total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data and Ingram Micro.

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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020	Change compared to prior fiscal year		Three Months Ended July 31, 2019
(In millions, except percentage data)		$	%
Recurring revenue (1)	$892.4	$125.2	16%	$767.2
As a percentage of net revenue	98%	N/A	N/A	96%

	Six Months Ended July 31, 2020	Change compared to prior fiscal year		Six Months Ended July 31, 2019
		$	%
Recurring Revenue (1)	$1,757.5	$282.5	19%	$1,475.0
As a percentage of net revenue	98%	N/A	N/A	96%
 ________________

(1)
The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110% as of July 31, 2020, and within the range of 110% and 120% as of July 31, 2019.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, Finland and the United Kingdom.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2020			Six Months Ended July 31, 2020
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	15%	16%	Negative	17%	19%	Negative
Total spend	6%	7%	Positive	6%	7%	Positive
 ________________

(1)	Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

(in millions)	July 31, 2020	January 31, 2020
Deferred revenue	$2,878.9	$3,007.1
Unbilled deferred revenue	468.5	549.6
RPO	$3,347.4	$3,556.7

RPO consisted of the following:

(in millions)	July 31, 2020	January 31, 2020
Current RPO	$2,310.7	$2,368.6
Non-current RPO	1,036.7	1,188.1
RPO	$3,347.4	$3,556.7

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At July 31, 2020, we had $1.52 billion in cash and marketable securities. Our cash flow from operations decreased to $418.5 million for the six months ended July 31, 2020, compared to $440.5 million for the six months ended July 31, 2019. We repurchased 1.3 million shares of our common stock for $196.8 million during the six months ended July 31, 2020. Comparatively, we repurchased 0.9 million shares of our common stock for $140.5 million during the six months ended July 31, 2019. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

The COVID-19 pandemic has had some specific effects on our business. During the six months ended July 31, 2020, we experienced a slight decrease in usage of our products. We experienced a stable recovery in growth during the second fiscal quarter ended July 31, 2020, and we continue to see an increase in usage of our cloud collaboration products as customers worked from home. Our product subscription renewal rates improved steadily throughout the quarter ended July 31, 2020. New business declined in the range of mid-teens percent during our second quarter ended July 31, 2020. Further, we are experiencing recovery in the markets that were impacted early by the pandemic in prior periods. Among our target markets, both AEC and Manufacturing revenue increased as compared to the second quarter in the prior fiscal year.

We also took action to support our customers during the six months ended July 31, 2020, and extended payment terms to 60 days through August 7, 2020, offering free commercial use of our cloud collaboration products through June 2020, and delaying the transition from multi-user licenses to named-user licenses from May 2020 to August 2020 to minimize customer disruption. Further, we deferred a 20% maintenance price increase from May 2020 to August 2020 to give customers additional time to consider a subscription agreement.

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

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate the economic challenges of COVID-19. The extent of the impact on our business in fiscal 2021 will depend on several factors, including: the full duration and the extent of the pandemic; actions taken by governments, businesses and consumers in response to the pandemic; speed and timing of economic recovery, including in particular geographies; our billings and renewal rates including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Further discussion of the potential impacts of COVID-19 on our business can be found in Part II, Item 1A “Risk Factors.”

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2020	$	%	July 31, 2019
Net Revenue:
Subscription	$841.2	$177.5	27%	$663.7
Increase due to growth across all subscription types, led by product subscription renewal revenue, which benefited from the success of the M2S program. Also contributing to the growth was an increase in revenue from new product subscriptions and EBA offerings.

Maintenance (1)	51.2	(52.3)	(51)%	103.5	Decrease primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	892.4	125.2	16%	767.2
Other	20.7	(8.9)	(30)%	29.6
	$913.1	$116.3	15%	$796.8

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2020	$	%	July 31, 2019
Net Revenue:
Subscription	$1,644.2	$384.7	31%	$1,259.5
Increase due to growth across all subscription types, led by product subscription renewal revenue, which benefited from the success of the M2S program. Also contributing to the growth was an increase in revenue from new product subscriptions and EBA offerings.

Maintenance (1)	113.3	(102.2)	(47)%	215.5	Decrease primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	1,757.5	282.5	19%	1,475.0
Other	41.3	(16.0)	(28)%	57.3
	$1,798.8	$266.5	17%	$1,532.3
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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2020	$	%	July 31, 2019
Net Revenue by Product Family:
AEC	$397.0	$62.8	19%	$334.2	Up due to increases in revenue from AEC Collections, EBAs, BIM 360, and PlanGrid.
AutoCAD and AutoCAD LT	271.9	40.6	18%	231.3	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	185.5	10.9	6%	174.6	Up due to increases in revenue from MFG Collections, EBAs and Fusion360.
M&E	53.3	2.5	5%	50.8	Up due to increases in revenue from M&E Collections, Maya, and 3DS Max.
Other	5.4	(0.5)	(8)%	5.9
	$913.1	$116.3	15%	$796.8

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2020	$	%	July 31, 2019
Net Revenue by Product Family:
AEC	$779.7	$141.2	22%	$638.5	Up due to increases in revenue from AEC Collections, EBAs, BIM 360, and PlanGrid.
ACAD and AutoCAD LT	534.1	89.6	20%	444.5	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	368.4	26.3	8%	342.1	Up due to increases in revenue from MFG Collections, EBAs, and Fusion360.
M&E	105.9	9.6	10%	96.3	Up due to increases in revenue from M&E Collections, Maya, 3DS Max and EBAs.
Other	10.7	(0.2)	(2)%	10.9
	$1,798.8	$266.5	17%	$1,532.3

Net Revenue by Geographic Area

	Three Months Ended July 31, 2020	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended July 31, 2019
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$309.5	$41.6	16%	*	$267.9
Other Americas	62.0	4.0	7%	*	58.0
Total Americas	371.5	45.6	14%	14%	325.9
EMEA	354.7	38.5	12%	16%	316.2
APAC	186.9	32.2	21%	21%	154.7
Total Net Revenue	$913.1	$116.3	15%	16%	$796.8

Emerging Economies	$113.7	$16.3	17%	17%	$97.4

	Six Months Ended July 31, 2020	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2019
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$610.1	$93.1	18%	*	$517.0
Other Americas	123.6	18.9	18%	*	104.7
Total Americas	733.7	112	18%	18%	621.7
EMEA	699.5	86.1	14%	18%	613.4
APAC	365.6	68.4	23%	23%	297.2
Total Net Revenue	$1,798.8	$266.5	17%	19%	$1,532.3

Emerging Economies	$225.1	$39.8	21%	22%	$185.3
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2020	$	%	July 31, 2019
Net Revenue by Sales Channel:
Indirect	$639.3	$79.1	14%	$560.2	Up due to an increase in subscription revenue offset by lower maintenance plan subscriptions as we continue to migrate customers to subscriptions through the M2S program.
Direct	273.8	37.2	16%	236.6	Up due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$913.1	$116.3	15%	$796.8

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2020	$	%	July 31, 2019
Net Revenue by Sales Channel:
Indirect	$1,262.7	$186.1	17%	$1,076.6	Up due to an increase in subscription revenue offset by lower maintenance plan subscriptions as we continue to migrate customers to subscriptions through the M2S program.
Direct	536.1	80.4	18%	455.7	Up due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$1,798.8	$266.5	17%	$1,532.3

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2020	$	%	July 31, 2019
Cost of revenue:
Subscription and maintenance	$58.5	$5.5	10%	$53.0	Increase primarily due to an increase in cloud hosting costs as well as an increase in stock-based compensation expense partially offset by lower travel and entertainment expenses.
Other	15.0	(2.9)	(16)%	17.9	Decrease primarily due to a decrease in other revenue as a result of lower consulting service revenue as well as decrease in travel and entertainment expenses.
Amortization of developed technology	7.4	(1.2)	(14)%	8.6	Decrease primarily due to previously acquired developed technologies continuing to become fully amortized partially offset by amortization from recently acquired developed technology.
Total cost of revenue	$80.9	$1.4	2%	$79.5

Operating expenses:
Marketing and sales	$350.9	$34.1	11%	$316.8
Increase primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense partially offset by lower travel and entertainment expenses.

Research and development	232.5	17.1	8%	215.4
Increase primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense partially offset by lower travel and entertainment expenses.

General and administrative	93.2	(8.2)	(8)%	101.4
Decrease primarily due to a decrease in stock-based compensation expense and lower travel and entertainment expenses partially offset by an increase in employee-related costs driven by higher headcount.

Amortization of purchased intangibles	9.5	(0.2)	(2)%	9.7	Decrease as previously acquired purchased intangibles continue to become fully amortized.
Restructuring and other exit costs, net	—	(0.2)	*	0.2
Total operating expenses	$686.1	$42.6	7%	$643.5

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2020	$	%	July 31, 2019
Cost of revenue:
Subscription and maintenance	$115.9	$3.2	3%	$112.7	Increase primarily due to an increase in cloud hosting costs partially offset by lower travel and entertainment expenses.
Other	32.1	0.4	1%	31.7	Increase primarily due to an increase in stock-based compensation expense as well as employee related costs partially offset by a decrease in travel and entertainment expense.
Amortization of developed technology	14.8	(3.0)	(17)%	17.8	Decrease primarily due to previously acquired developed technologies continuing to become fully amortized partially offset by amortization from recently acquired developed technology.

Total cost of revenue	$162.8	$0.6	—%	$162.2

Operating expenses:
Marketing and sales	$692.2	$62.1	10%	$630.1
Increase primarily due to increased employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense offset by a decrease in travel and entertainment expenses.

Research and development	449.9	28.9	7%	421.0
Increase primarily due to increased employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense offset by a decrease in travel and entertainment expenses.

General and administrative	198.0	(2.5)	(1)%	200.5	Decrease primarily due to lower stock-based compensation expense and a decrease in travel and entertainment expenses offset by increased employee-related costs driven by higher headcount.
Amortization of purchased intangibles	19.2	(0.3)	(2)%	19.5	Decrease as previously acquired purchased intangibles continue to become fully amortized.
Restructuring and other exit costs, net	—	(0.4)	*	0.4
Total operating expenses	$1,359.3	$87.8	7%	$1,271.5
____________________
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the third quarter of fiscal 2021, as compared to the third quarter of fiscal 2020:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Flat
Research and development	Increase	Flat
General and administrative	Decrease	Decrease
Amortization of purchased intangibles	Decrease	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Interest and investment expense, net	$(8.0)	$(15.4)	$(30.3)	$(28.4)
Gain on foreign currency	4.7	2.3	2.9	3.0
(Loss) gain on non-marketable equity securities, net	(14.3)	2.2	(30.9)	(2.8)
Other income	0.5	3.6	1.1	4.7
Interest and other expense, net	$(17.1)	$(7.3)	$(57.2)	$(23.5)

Interest and other expense, net, increased by $9.8 million and $33.7 million during the three and six months ended July 31, 2020, respectively, as compared to the same periods in the prior fiscal year. The increase in the three months ended July 31, 2020, as compared to the same period in the prior fiscal year was primarily due to an increase in negative adjustments, including impairments, on our non-marketable equity securities offset by an increase in mark-to-market gains on marketable securities and a decrease in interest expense as result of the payment in full of our term loan. The increase in the six months ended July 31, 2020, as compared to the same period in the prior fiscal year was primarily due to an increase in negative adjustments, including impairments, on our non-marketable equity securities and a decrease in mark-to-market gains on marketable securities offset by a decrease in interest expense as result of the payment in full of our term loan.

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

We had an income tax expense of $30.8 million, relative to pre-tax income of $129.0 million for the three months ended July 31, 2020, and an income tax expense of $26.3 million, relative to pre-tax income of $66.5 million for the three months ended July 31, 2019. We had an income tax expense of $54.8 million, relative to pre-tax income of $219.5 million for the six months ended July 31, 2020, and an income tax expense of $59.1 million, relative to pre-tax income of $75.1 million for the six months ended July 31, 2019. Income tax expense for the three and six months ended July 31, 2020, increased and decreased, respectively, as a result of the jurisdictional mix of year-to-date earnings relative to the worldwide annual effective tax rate.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized.

We anticipate a significant increase in U.S. taxable income in fiscal 2021 due to current year increase in global earnings. We currently forecast the utilization of U.S. deferred tax assets to offset U.S. taxable income resulting from the inclusion of foreign earnings. While increased U.S. taxable income is considered positive evidence, we believe that the U.S. jurisdiction's cumulative losses should be given more weight and have maintained the valuation allowance on our U.S. deferred tax assets.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent allowing us to realize many of the deferred tax assets that are offset by a valuation allowance; therefore, we will continue to evaluate the ability to utilize the deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

As of July 31, 2020, we had $222.4 million of gross unrecognized tax benefits, of which $204.7 million would reduce our valuation allowance, if recognized. The remaining $17.7 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next twelve months; however, an estimate of the range of the possible change cannot be made at this time.

We anticipate that the U.S. Department of Treasury will continue to interpret or issue guidance on how provisions of the U.S. Tax Cuts and Jobs Act ("Tax Act") will be applied or otherwise administered. As future guidance is issued, we may make adjustments to the amounts that we have previously recorded that may materially impact our financial statements.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, included certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company's current tax provision due to the U.S. full valuation allowance. In addition to the CARES Act, California enacted Assembly Bill No. 85, suspending utilization of net operating losses and limiting R&D credits utilization against California taxable income in excess of $5.0 million for the succeeding 3 years. The enactment of this state tax legislation will result in an increase in California taxes for Autodesk. In response to the impact of COVID-19, certain governmental agencies have provided employer wage and retirement subsidies or employment tax deferrals. Where Autodesk has availed itself of such subsidies or deferrals, we have accounted for the tax impact in our income tax provision. As of the second quarter of fiscal 2021, the Company continues to be able to reliably estimate forecasted earnings and tax by jurisdiction for the year.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2020 and 2019, our gross profit, gross margin, income from operations, operating margin, net income and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(Unaudited)
Gross profit	$832.2	$717.3	$1,636.0	$1,370.1
Non-GAAP gross profit	$845.5	$730.7	$1,662.0	$1,397.6
Gross margin	91%	90%	91%	89%
Non-GAAP gross margin	93%	92%	92%	91%
Income from operations	$146.1	$73.8	$276.7	$98.6
Non-GAAP income from operations	$262.4	$186.5	$510.2	$318.4
Operating margin	16%	9%	15%	6%
Non-GAAP operating margin	29%	23%	28%	21%
Net income	$98.2	$40.2	$164.7	$16.0
Non-GAAP net income	$218.0	$145.1	$406.4	$244.1
GAAP diluted net income per share	$0.44	$0.18	$0.74	$0.07
Non-GAAP diluted net income per share	$0.98	$0.65	$1.83	$1.10

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(Unaudited)
Gross profit	$832.2	$717.3	$1,636.0	$1,370.1
Stock-based compensation expense	5.8	4.8	10.9	9.7
Amortization of developed technologies	7.4	8.6	14.8	17.8
Acquisition-related costs	0.1	—	0.3	—
Non-GAAP gross profit	$845.5	$730.7	$1,662.0	$1,397.6
Gross margin	91%	90%	91%	89%
Stock-based compensation expense	1%	1%	1%	1%
Amortization of developed technologies	1%	1%	1%	1%
Non-GAAP gross margin (1)	93%	92%	92%	91%
Income from operations	$146.1	$73.8	$276.7	$98.6
Stock-based compensation expense	95.9	88.2	194.1	163.4
Amortization of developed technologies	7.4	8.6	14.8	17.8
Amortization of purchased intangibles	9.5	9.7	19.2	19.5
Acquisition-related costs	3.5	6.0	5.4	18.7
Restructuring and other exit costs, net	—	0.2	—	0.4
Non-GAAP income from operations	$262.4	$186.5	$510.2	$318.4
Operating margin	16%	9%	15%	6%
Stock-based compensation expense	11%	11%	11%	11%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	—%	1%	—%	1%
Non-GAAP operating margin (1)	29%	23%	28%	21%
Net income	$98.2	$40.2	$164.7	$16.0
Stock-based compensation expense	95.9	88.2	194.1	163.4
Amortization of developed technologies	7.4	8.6	14.8	17.8
Amortization of purchased intangibles	9.5	9.7	19.2	19.5
Acquisition-related costs	3.5	6.0	5.4	18.7
Restructuring and other exit costs, net	—	0.2	—	0.4
Loss (gain) on strategic investments and dispositions, net	14.3	(2.2)	30.9	2.8
Discrete tax benefit items	0.6	3.3	1.1	1.0
Income tax effect of non-GAAP adjustments	(11.4)	(8.9)	(23.8)	4.5
Non-GAAP net income	$218.0	$145.1	$406.4	$244.1

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(Unaudited)
Diluted net income per share	$0.44	$0.18	$0.74	$0.07
Stock-based compensation expense	0.43	0.40	0.87	0.74
Amortization of developed technologies	0.03	0.04	0.07	0.08
Amortization of purchased intangibles	0.04	0.05	0.09	0.09
Acquisition-related costs	0.03	0.02	0.03	0.09
Loss (gain) on strategic investments and dispositions, net	0.06	(0.01)	0.14	0.01
Discrete tax provision items	—	0.01	—	—
Income tax effect of non-GAAP adjustments	(0.05)	(0.04)	(0.11)	0.02
Non-GAAP diluted net income per share	$0.98	$0.65	$1.83	$1.10
____________________

(1)	Totals may not sum due to rounding.

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

Acquisition-related costs. We exclude certain acquisition-related costs, including due diligence costs, professional fees in connection with an acquisition, certain financing costs, and certain integration-related expenses.  These expenses are unpredictable, and dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired business, or our Company.  In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs.  We believe excluding acquisition-related costs facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

Loss (gain) on strategic investments and dispositions. We exclude gains and losses related to our strategic investments and dispositions from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments and dispositions in assessing our financial results. Included, but not limited to, in these amounts are non-cash unrealized gains and losses on the derivative components, dividends received, realized gains and losses on the sales or losses on the impairment of these investments and dispositions. We believe excluding these items is useful to investors because these excluded items do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments and dispositions which do not occur regularly.

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

Liquidity and Capital Resources

Our primary source of cash is from the sale of our software and related services. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities and overhead costs. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; repayment of debt; common stock repurchases; and capital expenditures, including the purchase and implementation of internal-use software applications.

At July 31, 2020, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $1.52 billion and net accounts receivable of $490.1 million.

On December 17, 2018, Autodesk entered into a Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The maturity date on the credit facility is December 2023. At July 31, 2020, Autodesk had no outstanding borrowings on this line of credit. As of September 2, 2020, we have no amounts outstanding under the credit facility. See Part I, Item 1, Note 13, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our credit facility.

As of July 31, 2020, we have $1.65 billion aggregate principal amount of notes outstanding. See Part I, Item 1, Note 13, "Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $650.0 million line of credit.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2020, approximately 58% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors.” Additionally, as a result of the COVID-19 pandemic, we extended contract payment terms for up to 60 days for all customers and partners for new orders and renewals placed directly with Autodesk. This payment terms extension program began on March 16, 2020 and ended on August 7, 2020. We currently expect to have sufficient liquidity to manage through the COVID-19 pandemic but we will continue to monitor the impact of potential disruptions beyond our control. Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

	Six Months Ended July 31,
(in millions)	2020	2019
Net cash provided by operating activities	$418.5	$440.5
Net cash used in investing activities	(111.8)	(32.5)
Net cash used in financing activities	(642.6)	(366.1)

Net cash provided by operating activities of $418.5 million for the six months ended July 31, 2020, was primarily impacted by our net income adjusted for non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense, and (loss) gain on strategic investments, a source of working capital primarily from a decrease in accounts receivable partially offset by a use of working capital from a decrease in deferred revenue and other liabilities and an increase in prepaid and other assets from January 31, 2020, to July 31, 2020. Net cash provided by operating activities of $440.5 million for the six months ended July 31, 2019, was primarily impacted by our net income adjusted for non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense, a source of working capital from an increase in deferred revenue, and a decrease in accounts receivable from January 31, 2019, to July 31, 2019, partially offset by a use of working capital from a decrease in accounts payable and other liabilities.

Net cash used in investing activities was $111.8 million for the six months ended July 31, 2020, primarily due to purchases of non-marketable equity securities, capital expenditures and purchases of marketable securities. Net cash used in investing activities was $32.5 million for the six months ended July 31, 2019, and was primarily due to capital expenditures and purchases of marketable securities partially offset by the sale and maturities of marketable securities.

At July 31, 2020, our short-term investment portfolio had an estimated fair value of $79.7 million and a cost basis of $69.4 million. The portfolio fair value primarily consists of short-term trading securities that were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 11, “Deferred Compensation,” in the Notes to the Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $642.6 million and $366.1 million for the six months ended July 31, 2020 and 2019, respectively, primary due to the repayment of debt and the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended July 31, 2020:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	10.0	$174.42	10.0	13,479.0
June 1 - June 30	—	—	—	13,479.0
July 1 - July 31	26.0	232.70	26.0	13,453.0
Total	36.0	$216.84	36.0
 ________________

(1)	This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.

(2)
These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date. See Note 16, “Stockholders' Equity (Deficit),” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of July 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Net Revenue Retention Rate (NR3): Measures the year-over-year change in subscription and maintenance revenue for the population of customers that existed one year ago (“base customers”).  Net revenue retention rate is calculated by dividing the current quarter subscription and maintenance revenue related to base customers by the total corresponding quarter subscription and maintenance revenue from one year ago. Subscription and maintenance revenue is based on USD reported revenue, and fluctuations caused by changes in foreign currency exchange rates and hedge gains or losses have not been eliminated. Subscription and maintenance revenue related to acquired companies, one year after acquisition, has been captured as existing customers until such data conforms to the calculation methodology. This may cause variability in the comparison. Beginning with the first quarter of fiscal 2021, Autodesk modified its definition of NR3 to the definition above.  The effect of this change is not material for the periods presented.

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

Foreign currency exchange risk

Our revenue, earnings, cash flows, receivables and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2020, and January 31, 2020, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to twelve months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $1.36 billion and $1.72 billion at July 31, 2020, and January 31, 2020, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2020, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2020, and January 31, 2020, would increase the fair value of our foreign currency contracts by $78.8 million and $158.8 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2020, and January 31, 2020, would decrease the fair value of our foreign currency contracts by $134.8 million and $119.2 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At July 31, 2020, we had $830.5 million of cash equivalents and marketable securities, including $79.7 million classified as short-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a twelve-month period, the market value change of our marketable securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves significant risks, any number of which are beyond our control. In addition to the other information contained in this Form 10-Q, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition, and future results of operations. If any of the following risks actually occur, our business, financial condition, or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the “forward-looking” statements described elsewhere in this Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in “forward-looking” statements.

Global economic and political conditions may further impact our industries, business and financial results.

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These economic conditions can occur abruptly. For example, the recent Coronavirus disease (COVID-19) pandemic has caused additional uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries around the world may occur or may have already occurred and continue. The extent to which COVID-19 may impact our financial condition or results of operations is currently uncertain and will depend on developments such as the impact on our customers, vendors, distributors and resellers, and well as other factors, including: the full duration and the extent of the pandemic; actions taken by governments, businesses and consumers in response to the pandemic; speed and timing of economic recovery, including in particular geographies; our billings and renewal rates including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

As described elsewhere in this Risk Factors section, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased levels of political and economic unpredictability globally and may increase the volatility of global financial markets; the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations and financial condition.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud enabled technologies. Customers are also reconsidering how they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources such as our introduction of flexible subscription and service offerings. For example, in fiscal 2021, we are transitioning multi-subscription plans to named-user plans. It is uncertain whether these strategies, including our product and pricing changes, will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition or results of operations may be adversely impacted.

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

We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement or cancellation of certain sales and marketing events, among other modifications.  We have observed other companies as well as many governments taking precautionary and preemptive actions to address COVID-19, and they may take further actions that alter their normal business operations.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders.  It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.

In particular, if we are not able to retain current customers and attract new business, including multi-year contracts, or if customer renewal rates decline or fluctuate, it could have a material adverse effect upon our business and results of operations. To support our customers, during the six months ended July 31, 2020, among other things, we extended payment terms to 60 days through the beginning of August 2020, offered free commercial use of our cloud collaboration products through June 2020, delayed the transition from multi-user licenses to named-user licenses from May to August 2020 to minimize disruption and deferred a 20% maintenance price increase from May to August 2020. These actions are affecting our cash flow, and if these actions as well as our other sales and marketing activities are not successful in retaining current customers and in closing new business, they could have a material adverse effect upon our business and results of operations.

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

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% of our net revenue for both the six months ended July 31, 2020 and 2019. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S., as well as country specific conditions related to COVID-19, including varied speed of recovery in different geographies. Our revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

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
In addition, in June 2018, California enacted the California Consumer Privacy Act (the "CCPA"), which took effect in January 2020.  The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.  The CCPA was amended in September 2018 and November 2019, and modifications were proposed in February 2020. It is unclear whether further modifications will be made to this law. Additionally, in October 2019, the California Department of Justice published a notice of proposed rulemaking action with respect to draft regulations to implement the CCPA.  We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in order to comply.
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

We sell our software products both directly to end-users and through a network of distributors and resellers. For both the six months ended July 31, 2020 and 2019, approximately 70% of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales, or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 38% and 35% of our total net revenue for the six months ended July 31, 2020 and 2019, respectively, and Ingram Micro accounted for 10% of our total net revenue for both six months ended July 31, 2020 and 2019. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant disruption with its business, or if our relationship with either of them were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could in turn negatively impact our financial results. For example, on November 13, 2019, Tech Data announced that it had entered into a definitive agreement to be acquired by an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager (collectively, “Apollo”), and Apollo announced the close of the acquisition of Tech Data on June 30, 2020. If there is any reseller and end user uncertainty caused by Apollo’s acquisition of Tech Data, our ability to sell to these resellers and end users could be, at least temporarily, negatively impacted.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2020 and 2019, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 30% and 29% of our total net revenue, respectively.

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

There were no sales of unregistered securities during the three months ended July 31, 2020.

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

Dated: September 2, 2020

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)