Form 10-Q
period 2020-10-31
Autodesk, Inc.
filed 2020-12-04
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 30, 2020, registrant had outstanding 219,889,403 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net revenue:
Subscription	$884.4	$715.0	$2,528.6	$1,974.5
Maintenance	39.8	91.2	153.1	306.7
Total subscription and maintenance revenue	924.2	806.2	2,681.7	2,281.2
Other	28.2	36.5	69.5	93.8
Total net revenue	952.4	842.7	2,751.2	2,375.0
Cost of revenue:
Cost of subscription and maintenance revenue	60.7	54.2	176.6	166.9
Cost of other revenue	15.4	16.9	47.5	48.6
Amortization of developed technology	7.6	8.4	22.4	26.2
Total cost of revenue	83.7	79.5	246.5	241.7
Gross profit	868.7	763.2	2,504.7	2,133.3
Operating expenses:
Marketing and sales	359.3	330.7	1,051.5	960.8
Research and development	233.0	213.0	682.9	634.0
General and administrative	98.8	99.1	296.8	299.6
Amortization of purchased intangibles	9.6	9.7	28.8	29.2
Restructuring and other exit costs, net	—	0.1	—	0.5
Total operating expenses	700.7	652.6	2,060.0	1,924.1
Income from operations	168.0	110.6	444.7	209.2
Interest and other expense, net	(11.9)	(14.2)	(69.1)	(37.7)
Income before income taxes	156.1	96.4	375.6	171.5
Provision for income taxes	(23.9)	(29.7)	(78.7)	(88.8)
Net income	$132.2	$66.7	$296.9	$82.7
Basic net income per share	$0.60	$0.30	$1.35	$0.38
Diluted net income per share	$0.59	$0.30	$1.34	$0.37
Weighted average shares used in computing basic net income per share	219.6	219.7	219.4	219.6
Weighted average shares used in computing diluted net income per share	222.3	221.9	222.1	222.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net income	$132.2	$66.7	$296.9	$82.7
Other comprehensive (loss) income, net of reclassifications:
Net loss on derivative instruments (net of tax effect of ($0.4), $0.4, $1.5 and ($1.6), respectively)	3.9	(3.3)	(11.6)	(4.3)
Change in net unrealized gain (loss) on available-for-sale debt securities (net of tax effect of zero, ($0.1), $0.1 and ($0.4), respectively)	0.6	0.5	1.9	1.4
Change in defined benefit pension items (net of tax effect of zero, $0.3, zero and $0.8, respectively)	0.3	(0.1)	—	(2.5)
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of $0.1, $0.1, ($0.3) and $0.1, respectively)	(6.7)	17.3	13.6	(15.9)
Total other comprehensive (loss) income	(1.9)	14.4	3.9	(21.3)
Total comprehensive income	$130.3	$81.1	$300.8	$61.4

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,537.0	$1,774.7
Marketable securities	78.5	69.0
Accounts receivable, net	540.4	652.3
Prepaid expenses and other current assets	183.9	163.3
Total current assets	2,339.8	2,659.3
Computer equipment, software, furniture and leasehold improvements, net	191.5	161.7
Operating lease right-of-use assets	426.4	438.8
Developed technologies, net	65.4	70.9
Goodwill	2,484.2	2,445.0
Deferred income taxes, net	44.3	56.4
Long-term other assets	392.9	347.2
Total assets	$5,944.5	$6,179.3
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$121.3	$83.7
Accrued compensation	272.4	272.1
Accrued income taxes	43.2	21.2
Deferred revenue	2,161.5	2,176.1
Operating lease liabilities	64.1	48.1
Current portion of long-term notes payable, net	—	449.7
Other accrued liabilities	149.1	168.3
Total current liabilities	2,811.6	3,219.2
Long-term deferred revenue	771.3	831.0
Long-term operating lease liabilities	398.2	411.7
Long-term income taxes payable	20.4	19.1
Long-term deferred income taxes	85.1	82.5
Long-term notes payable, net	1,636.6	1,635.1
Long-term other liabilities	152.0	119.8
Stockholders’ equity (deficit):
Common stock and additional paid-in capital	2,507.1	2,317.0
Accumulated other comprehensive loss	(156.4)	(160.3)
Accumulated deficit	(2,281.4)	(2,295.8)
Total stockholders’ equity (deficit)	69.3	(139.1)
Total liabilities and stockholders' equity (deficit)	$5,944.5	$6,179.3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2020	2019
Operating activities:
Net income	$296.9	$82.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	92.2	96.4
Stock-based compensation expense	291.5	257.4
Deferred income taxes	13.0	47.9
Restructuring and other exit costs, net	—	0.5
Other	48.6	10.8
Changes in operating assets and liabilities
Accounts receivable	112.8	(47.2)
Prepaid expenses and other assets	(61.6)	37.6
Accounts payable and other liabilities	42.3	(94.2)
Deferred revenue	(78.3)	328.8
Accrued income taxes	22.2	(3.8)
Net cash provided by operating activities	779.6	716.9
Investing activities:
Purchases of marketable securities	(21.0)	(19.9)
Sales of marketable securities	—	22.4
Maturities of marketable securities	17.0	5.0
Capital expenditures	(67.6)	(39.2)
Purchases of developed technologies	(4.8)	—
Acquisitions, net of cash acquired	(44.8)	—
Other investing activities	(55.5)	(11.0)
Net cash used in investing activities	(176.7)	(42.7)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	112.9	91.8
Taxes paid related to net share settlement of equity awards	(105.0)	(79.9)
Repurchases of common stock	(399.4)	(261.9)
Repayment of debt	(450.0)	(350.0)
Other financing activities	(2.5)	—
Net cash used in financing activities	(844.0)	(600.0)
Effect of exchange rate changes on cash and cash equivalents	3.4	(4.0)
Net (decrease) increase in cash and cash equivalents	(237.7)	70.2
Cash and cash equivalents at beginning of period	1,774.7	886.0
Cash and cash equivalents at end of period	$1,537.0	$956.2

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$28.7	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2020, and for the three and nine months ended October 31, 2020 and 2019, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact our results of operations. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. In addition, the results of operations for the three and nine months ended October 31, 2020, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2021, or for any other period. Further, the balance sheet as of January 31, 2020, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2020. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed on March 19, 2020.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2020, that are applicable to the Company.

Accounting standards adopted

In June 2016, FASB issued ASU No. 2016-13 regarding ASC Topic 326, “Financial Instruments - Credit Losses,” which requires the measurement and recognition of expected credit losses for certain financial instruments using forward-looking information to calculate credit loss estimates. Autodesk adopted ASU 2016-13 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2020. The ASU did not have a material impact on Autodesk's consolidated financial statements at adoption.

Adoption and policy elections

Allowances for uncollectible trade receivables and contract assets are subject to impairment using the expected credit loss model. Allowances for expected credit losses are measured based upon the lifetime expected credit loss which is based on historical experience, the number of days that billings are past due, reasonable economic forecast, including revised forecast data for the current economic environment, customer payment behavior, credit reports and other customer specific information. Allowances for credit losses on trade receivables and contract assets were not material as of October 31, 2020.

Autodesk’s investments in available-for-sale debt securities are subject to a periodic impairment review. If Autodesk does not intend to sell and it is more likely than not that Autodesk will not be required to sell the available-for-sale debt security prior to recovery of its amortized cost basis, Autodesk will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment will be assessed at the individual security level. Credit-related impairment is recognized as an allowance on the Condensed Consolidated Balance Sheets with a corresponding adjustment to “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations. Any impairment that is not credit-related is recognized in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets.

Autodesk does not measure an allowance for credit losses on accrued interest receivables on available-for-sale debt securities separately. Autodesk writes off accrued interest receivables by reversing interest income in the period deemed uncollectible in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations. Any accrued interest receivable on available-for-sale debt securities is recorded in “Cash and cash equivalents”, “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets, as applicable.

Recently issued accounting standards not yet adopted

In March 2020, FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU No. 2020-04"), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Autodesk will apply the expedients in ASU No. 2020-04 through December 31, 2022. Autodesk does not believe ASU No. 2020-04 will have a material impact on its consolidated financial statements.

3. Revenue Recognition

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and enterprise business agreements (“EBAs”), (2) renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license, and (3) consulting, training, and other goods and services. The three categories are presented as line items on Autodesk's Condensed Consolidated Statements of Operations.

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Net revenue by product family:
Architecture, Engineering and Construction	$419.4	$358.0	$1,199.1	$996.5
AutoCAD and AutoCAD LT	278.8	245.4	812.9	689.9
Manufacturing	194.1	182.2	562.5	524.3
Media and Entertainment	54.0	50.6	159.9	146.9
Other	6.1	6.5	16.8	17.4
Total net revenue	$952.4	$842.7	$2,751.2	$2,375.0

Net revenue by geographic area:
Americas
U.S.	$328.5	$287.3	$938.6	$804.3
Other Americas	64.4	62.0	188.0	166.7
Total Americas	392.9	349.3	1,126.6	971.0
Europe, Middle East and Africa	364.3	329.6	1,063.8	943.0
Asia Pacific	195.2	163.8	560.8	461.0
Total net revenue	$952.4	$842.7	$2,751.2	$2,375.0

Net revenue by sales channel:
Indirect	$656.2	$586.6	$1,918.9	$1,663.2
Direct	296.2	256.1	832.3	711.8
Total net revenue	$952.4	$842.7	$2,751.2	$2,375.0

Net revenue by product type:
Design	$847.7	$748.3	$2,466.8	$2,126.4
Make	76.5	57.9	214.9	154.8
Other	28.2	36.5	69.5	93.8
Total net revenue	$952.4	$842.7	$2,751.2	$2,375.0

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. As a result of the COVID-19 pandemic, we extended contract payment terms to 60 days through August 7, 2020, for all customers and partners for new orders and renewals placed directly with Autodesk. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of October 31, 2020, Autodesk had remaining performance obligations of $3.58 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $2.38 billion or 67% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.20 billion or 33% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of October 31, 2020. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended October 31, 2020 and 2019, that was included in the deferred revenue balances at January 31, 2020 and 2019, was $481.9 million and $398.5 million, respectively. Revenue recognized during the nine months ended October 31, 2020 and 2019, that was included in the deferred revenue balances at January 31, 2020 and 2019, was $1.91 billion and $1.58 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

4. Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings, and limits the amounts invested with any one institution, type of security, and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $650.0 million line of credit facility. See Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 37% and 35% of Autodesk’s total net revenue for both the three and nine months ended October 31, 2020 and 2019, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 22% and 31% of trade accounts receivable at October 31, 2020, and January 31, 2020, respectively. Ingram Micro Inc. ("Ingram Micro") accounted for 10% of Autodesk's total net revenue during both the three and nine months ended October 31, 2020 and 2019. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of October 31, 2020, and January 31, 2020:

	October 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Commercial paper	$34.0	$—	$—	$34.0	$—	$34.0	$—
Money market funds	817.8	—	—	817.8	817.8	—	—
Other (2)	6.5	—	—	6.5	4.0	2.5	—
Marketable securities:
Short-term available for sale
Other (3)	4.0	—	—	4.0	—	4.0	—
Short-term trading securities
Mutual funds (4)	64.1	10.8	(0.4)	74.5	74.5	—	—
Strategic investments derivative assets (5)	1.8	1.5	(0.2)	3.1	—	—	3.1
Derivative contract assets (5)	0.4	6.4	(0.3)	6.5	—	6.5	—
Derivative contract liabilities (6)	—	—	(13.7)	(13.7)	—	(13.7)	—
Total	$928.6	$18.7	$(14.6)	$932.7	$896.3	$33.3	$3.1
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities with stated contractual maturities due within one year.

(2)Consists of custody cash deposits, municipal bonds, and certificates of deposit.
(3)Consists of commercial paper and municipal bonds.
(4)See Note 12, "Deferred Compensation " for more information.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.
(6)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Agency bonds	$6.0	$—	$—	$6.0	$—	$6.0	$—
Commercial paper	36.8	—	—	36.8	—	36.8	—
Money market funds	1,135.5	—	—	1,135.5	1,135.5	—	—
Other (2)	2.3	—	—	2.3	1.3	1.0	—
Marketable securities:
Short-term trading securities
Mutual funds (3)	59.9	9.2	(0.1)	69.0	69.0	—	—
Strategic investments derivative asset (4)	0.1	0.5	—	0.6	—	—	0.6
Derivative contract assets (4)	1.0	9.2	(1.3)	8.9	—	8.9	—
Derivative contract liabilities (5)	—	—	(4.7)	(4.7)	—	(4.7)	—
Total	$1,241.6	$18.9	$(6.1)	$1,254.4	$1,205.8	$48.0	$0.6
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities with stated contractual maturities due in one year.
(2)Consists of custody cash deposits and certificates of deposit.
(3)See Note 12, “Deferred Compensation “ for more information.
(4)Included in “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets.
(5)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

As of both October 31, 2020, and January 31, 2020, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the nine months ended October 31, 2020.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses for the nine months ended October 31, 2020. There were no write offs of accrued interest receivables for the nine months ended October 31, 2020.

There was no realized gain or loss for the sales or redemptions of debt securities during the nine months ended October 31, 2020 and 2019. Gains and losses resulting from the sale or redemption of debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

There was $6.0 million and $17.0 million in proceeds from the sale and maturity of marketable debt securities for the three and nine months ended October 31, 2020, respectively. Autodesk did not have any proceeds from the sale and maturity of marketable securities for the three months ended October 31, 2019. Proceeds from the sale and maturity of marketable debt securities for the nine months ended October 31, 2019 was $27.4 million.

As of October 31, 2020, Autodesk had non-marketable debt securities in privately held companies that had a fair value of $5.7 million. The amortized cost of these securities was $5.3 million and is classified as level 3 in the fair value hierarchy. There were no allowances for credit losses for the nine months ended October 31, 2020.

Strategic investment equity securities

As of October 31, 2020, and January 31, 2020, Autodesk had $134.8 million and $122.5 million in direct investments in privately held companies, respectively. These strategic investment equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative were as follows:

	Nine Months Ended October 31,		Cumulative Amount as of
(in millions)	2020	2019	October 31, 2020
Upward adjustments (1)	$3.0	$2.5	$12.4
Negative adjustments, including impairments (1)	(36.2)	(4.3)	(45.2)
Net adjustments	$(33.2)	$(1.8)	$(32.8)
____________________
(1)Included in "Interest and other expense, net" on the Company's Condensed Consolidated Statements of Operations.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.36 billion at October 31, 2020, and $981.3 million at January 31, 2020. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net loss of $3.2 million remaining in “Accumulated other comprehensive loss” as of October 31, 2020, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31, 2020
	Net revenue		Cost of revenue	Operating expenses
(in millions)	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$884.4	$39.8	$60.7	$359.3	$233.0	$98.8

Gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(0.3)	$0.1	$0.4	$1.6	$0.3	$0.7

	Nine Months Ended October 31, 2020
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,528.6	$153.1	$176.6	$1,051.5	$682.9	$296.8

Gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into income	$3.4	$0.7	$0.1	$0.3	$0.2	$0.1

	Three Months Ended October 31, 2019
	Net Revenue		Cost of revenue	Operating expenses
(in millions)	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$715.0	$91.2	$54.2	$330.7	$213.0	$99.1

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$3.3	$1.6	$(0.4)	$(1.0)	$(0.1)	$(0.5)

	Nine Months Ended October 31, 2019
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,974.5	$306.7	$166.9	$960.8	$634.0	$299.6

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$8.7	$4.7	$(0.7)	$(3.4)	$(0.6)	$(1.7)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $199.8 million at October 31, 2020, and $736.2 million at January 31, 2020.

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2020, and January 31, 2020:

	Balance Sheet Location	Fair Value at
(in millions)		October 31, 2020	January 31, 2020
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$5.7	$1.0
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	3.9	8.4
Total derivative assets		$9.6	$9.4
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$11.8	$2.8
Derivatives not designated as hedging instruments	Other accrued liabilities	1.9	1.9
Total derivative liabilities		$13.7	$4.7

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2020 and 2019 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Amount of gain (loss) recognized in accumulated other comprehensive loss on derivatives (effective portion)	$6.7	$(0.4)	$(6.8)	$2.7
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$(0.2)	$4.9	$4.1	$13.4
Cost of revenue	0.4	(0.4)	0.1	(0.7)
Operating expenses	2.6	(1.6)	0.6	(5.7)
Total	$2.8	$2.9	$4.8	$7.0

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2020 and 2019 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Amount and location of (loss) gain recognized on derivatives in net income
Interest and other expense, net	$(0.8)	$1.5	$(6.2)	$3.2

6. Stock-based Compensation Expense

Restricted Stock Units:

A summary of restricted stock activity for the nine months ended October 31, 2020, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2020	4,732.3	$147.24
Granted	2,215.0	217.27
Vested	(1,976.4)	142.82
Canceled/Forfeited	(166.1)	150.58
Performance Adjustment (1)	13.5	159.86
Unvested restricted stock units at October 31, 2020	4,818.3	$181.85
 _______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2020 performance period. The performance stock units were attained at rates ranging from 96.6% to 101.1% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2020 and 2019, was $400.6 million and $277.3 million, respectively.

During the nine months ended October 31, 2020, Autodesk granted 1.9 million restricted stock units. Autodesk recorded stock-based compensation expense related to restricted stock units of $74.7 million and $73.8 million during the three months ended October 31, 2020 and 2019, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $222.9 million and $192.4 million during the nine months ended October 31, 2020 and 2019, respectively.

During the nine months ended October 31, 2020, Autodesk settled liability-classified awards in the amount of $28.7 million. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the nine months ended October 31, 2020, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue goals adopted by the Compensation and Human Resource Committee and, as applicable, total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2021 as well as 1-year Relative TSR (covering year one).

•Up to one third of the performance stock units may vest following year two, depending upon the achievement of the performance criteria for year two as well as 2-year Relative TSR (covering years one and two).

•Up to one third of the performance stock units may vest following year three, depending upon the achievement of the performance criteria for year three as well as 3-year Relative TSR (covering years one, two and three).

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $8.7 million and $6.4 million for the three months ended October 31, 2020 and 2019, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $26.2 million and $18.6 million for the nine months ended October 31, 2020 and 2019, respectively.

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

A summary of the ESPP activity for the three and nine months ended October 31, 2020 and 2019, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Issued shares (in millions)	0.4	0.4	0.9	0.9
Average price of issued shares	$122.93	$105.42	$122.73	$102.20
Weighted average grant date fair value of shares granted under the ESPP (1)	$78.26	$44.77	$55.98	$47.78
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2020 and 2019, respectively, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Cost of subscription and maintenance revenue	$4.5	$3.1	$12.3	$10.1
Cost of other revenue	1.6	1.6	4.7	4.3
Marketing and sales	45.4	38.7	129.5	107.2
Research and development	35.4	30.8	103.6	88.3
General and administrative	10.5	19.8	41.4	47.5
Stock-based compensation expense related to stock awards and ESPP purchases	97.4	94.0	291.5	257.4
Tax benefit	(2.0)	(0.5)	(2.3)	(0.8)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$95.4	$93.5	$289.2	$256.6

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

	Three Months Ended October 31, 2020		Three Months Ended October 31, 2019
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	N/A	41.5 - 45.0%	N/A	32.7 - 35.9%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—	N/A	—
Range of risk-free interest rates	N/A	0.1%	N/A	1.7 - 1.9%
	Nine Months Ended October 31, 2020		Nine Months Ended October 31, 2019
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	50.7%	39.4 - 45.8%	36.3%	32.7 - 39.7%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.3%	0.1 - 0.5%	2.5%	1.7 - 2.5%

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

7. Income Tax

 Autodesk had income tax expense of $23.9 million, relative to pre-tax income of $156.1 million for the three months ended October 31, 2020, and income tax expense of $29.7 million, relative to pre-tax income of $96.4 million for the three months ended October 31, 2019. Autodesk had income tax expense of $78.7 million, relative to pre-tax income of $375.6 million for the nine months ended October 31, 2020, and income tax expense of $88.8 million, relative to pre-tax income of $171.5 million for the nine months ended October 31, 2019. Income tax expense for the three and nine months ended October 31, 2020, decreased as a result of the jurisdictional mix of year-to-date earnings relative to the worldwide annual effective tax rate.

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

The Company anticipates a significant increase in U.S. taxable income in fiscal 2021 due to forecasted global earnings. We currently forecast the utilization of U.S. deferred tax assets to offset U.S. taxable income resulting from the inclusion of foreign earnings. While increased U.S. taxable income is considered positive evidence, the uncertainties around the global economy arising from COVID-19 and our cumulative losses outweigh that positive evidence. Accordingly, we have maintained the valuation allowance on our U.S. deferred tax assets.

As of October 31, 2020, the Company had $221.3 million of gross unrecognized tax benefits, of which $203.7 million would reduce our valuation allowance, if recognized. The remaining $17.7 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time.

8. Acquisitions

During the three and nine months ended October 31, 2020, Autodesk completed two business combinations. The acquisition-date fair value of the cash consideration transferred totaled $45.4 million. The results of operations for these acquisitions were included in the accompanying Condensed Consolidated Statement of Operations from the dates of the respective acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to Autodesk's Condensed Consolidated Financial Statements.

The acquisitions were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the acquisition. There is no amount of goodwill that is deductible for U.S. income tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the three and nine months ended October 31, 2020:

(in millions)	Aggregate Total
Developed technologies	$12.0
Customer relationships	5.7
Trade name	0.8
Goodwill	31.4
Deferred revenue and long-term deferred revenue	(2.2)
Net tangible liabilities	(2.3)
Total	$45.4
For the business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. For the items not yet finalized, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions for certain tax aspects of the transaction and residual goodwill.

9. Other Intangible Assets, Net

Other intangible assets, including developed technologies, customer relationships, trade names, patents, user lists, and the related accumulated amortization were as follows:

(in millions)	October 31, 2020	January 31, 2020
Developed technologies, at cost	$664.8	$647.1
Customer relationships, trade names, patents, and user lists, at cost (1)	539.7	532.2
Other intangible assets, at cost (2)	1,204.5	1,179.3
Less: Accumulated amortization	(1,025.1)	(972.2)
Other intangible assets, net	$179.4	$207.1
_______________
(1)Included in “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $56.9 million and $22.3 million at October 31, 2020, and January 31, 2020, respectively. Accumulated amortization was $3.9 million and $1.2 million at October 31, 2020, and January 31, 2020, respectively. Amortization expense for the three months ended October 31, 2020 and 2019, was $1.0 million and none, respectively. Amortization expense for the nine months ended October 31, 2020 and 2019, was $2.7 million and none, respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 31, 2020 (in millions):

Balance as of January 31, 2020	$2,594.2
Less: accumulated impairment losses as of January 31, 2020	(149.2)
Net balance as of January 31, 2020	2,445.0
Additions arising from acquisitions during the period	31.4
Effect of foreign currency translation	7.8
Balance as of October 31, 2020	$2,484.2

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

The quantitative impairment test is necessary when either Autodesk does not use the optional assessment or, as a result of the optional assessment, it is not more likely than not that the fair value of the reporting unit is greater than its carrying value. In situations in which an entity’s reporting unit is publicly traded, the fair value of the Company may be approximated by its market capitalization in performing the quantitative impairment test.

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

There was no goodwill impairment during the three and nine months ended October 31, 2020.

12. Deferred Compensation

At October 31, 2020, Autodesk had marketable securities totaling $78.5 million, of which $74.5 million is related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $74.5 million related to the deferred compensation liability at October 31, 2020, $5.3 million was classified as current and $69.2 million was classified as non-current liabilities. Of the $69.0 million related to the deferred compensation liability at January 31, 2020, $5.3 million was classified as current and $63.7 million was classified as non-current liabilities. The securities are recorded in the Condensed Consolidated Balance Sheets under the current portion of “Marketable securities.” The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $89.4 million as of October 31, 2020, and $98.8 million as of January 31, 2020. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $23.8 million and $70.2 million during the three and nine months ended October 31, 2020, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $25.2 million and $75.4 million during the three and nine months ended October 31, 2019, respectively. Autodesk did not recognize any contract cost impairment losses during the nine months ended October 31, 2020 and 2019.

13. Computer Equipment, Software, Leasehold Improvements, and Furniture, Net

Computer equipment, software, leasehold improvements, and furniture and equipment and the related accumulated depreciation were as follows:

(in millions)	October 31, 2020	January 31, 2020
Computer hardware, at cost	$150.2	$159.7
Computer software, at cost	62.1	64.0
Leasehold improvements, land and buildings, at cost	330.4	284.0
Furniture and equipment, at cost	77.7	69.0
	620.4	576.7
Less: Accumulated depreciation	(428.9)	(415.0)
Computer hardware, software, leasehold improvements, and furniture and equipment, net	$191.5	$161.7

14. Borrowing Arrangements

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

In December 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party thereto, and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 2.50:1.0 starting with the fiscal quarter ending January 31, 2019, and increasing to 3.00:1.0 starting with the fiscal quarter ending April 30, 2019, and (2) a maximum leverage ratio of 3.50:1.0 starting with the fiscal quarter ending July 31, 2019, and dropping to 3.00:1.0 in the fiscal quarter ending January 31, 2020. At October 31, 2020, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At October 31, 2020, Autodesk had no outstanding borrowings under the credit agreement.

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

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 (“$450.0 million 2015 Notes”) and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (“$300.0 million 2015 Notes”) (collectively, the “2015 Notes”). Net of a discount of $0.6 million and $1.1 million, and issuance costs of $3.8 million and $2.5 million, Autodesk received net proceeds of $445.6 million and $296.4 million from issuance of the $450.0 million 2015 Notes and $300.0 million 2015 Notes, respectively. Both the discount and issuance costs are being amortized to interest expense over the respective term of the $300.0 million 2015 Notes using the effective interest method. The proceeds of the $300.0 million 2015 Notes is available for general corporate purposes. On March 4, 2020, the proceeds of the 2020 Notes were used for the repayment of the $450.0 million 2015 Notes. Autodesk paid a redemption price of $452.1 million, plus accrued and unpaid interest to, but not including, the date of redemption.

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

The 2020 Notes, 2017 Notes, $300 million 2015 Notes and the 2012 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the aforementioned notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets, subject to important qualifications and exceptions.

Based on the quoted market prices, the approximate fair value of the notes as of October 31, 2020, were as follows:

(in millions)	Aggregate Principal Amount	Fair value
2012 Notes	$350.0	$369.1
$300 million 2015 Notes	300.0	340.5
2017 Notes	500.0	562.2
2020 Notes	500.0	550.4

The expected future principal payments for all borrowings as of October 31, 2020, is as follows (in millions):

Fiscal year ending
2021 (remainder)	$—
2022	—
2023	350.0
2024	—
2025	—
Thereafter	1,300.0
Total principal outstanding	$1,650.0

15. Leases

Autodesk has operating leases for real estate, vehicles, and certain equipment. Leases have remaining lease terms of less than 1 year to 70 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 10 years. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows.

The components of lease cost were as follows:

	Three Months Ended October 31, 2020
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.9	$0.6	$11.9	$8.6	$2.9	$25.9
Variable lease cost	0.2	0.1	1.5	1.0	0.4	3.2

	Nine Months Ended October 31, 2020
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$5.6	$1.7	$34.0	$24.3	$10.5	$76.1
Variable lease cost	0.6	0.2	4.0	2.8	1.3	8.9

	Three Months Ended October 31, 2019
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.7	$0.6	$9.6	$6.6	$3.2	$21.7
Variable lease cost	0.2	0.1	1.1	0.7	0.4	2.5

	Nine Months Ended October 31, 2019
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$4.9	$1.7	$28.0	$20.1	$9.0	$63.7
Variable lease cost	0.7	0.2	3.9	2.8	1.3	8.9

Supplemental operating cash flow information related to leases is as follows:

	Nine Months Ended October 31,
(in millions)	2020	2019
Cash paid for operating leases included in operating cash flows (1)	$74.7	$66.4
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	$50.8	$55.2
  _______________
(1) Includes $8.9 million in variable lease payments for both the nine months ended October 31, 2020 and 2019, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 7.3 and 7.5 years at October 31, 2020, and January 31, 2020, respectively. The weighted average discount rate was 2.79% and 3.41% at October 31, 2020, and January 31, 2020, respectively.

Maturities of operating lease liabilities were as follows (in millions):

Fiscal year ending
2021 (remainder)	$12.9
2022	87.5
2023	91.9
2024	76.6
2025	57.0
Thereafter	182.2
508.1
Less imputed interest	(45.8)
Present value of operating lease liabilities	$462.3

As of October 31, 2020, Autodesk has additional operating lease minimum lease payments of $16.9 million for executed leases that have not yet commenced, primarily for office locations.

16. Commitments and Contingencies

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

In connection with the purchase, sale, or license of assets or businesses with third parties, Autodesk has entered into or assumed customary indemnification agreements related to the assets or businesses purchased, sold, or licensed. Historically, costs related to these indemnifications have not been significant, and because potential future costs are highly variable, Autodesk is unable to estimate the maximum potential impact of these indemnifications on its future results of operations.

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

17. Stockholders' Equity (Deficit)

Changes in stockholders' equity (deficit) by component, net of tax, as of October 31, 2020, are as follows:

(in millions, except per share data)	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balances, January 31, 2020	219.4	$2,317.0	$(160.3)	$(2,295.8)	$(139.1)
Common shares issued under stock plans	1.0	24.3	—	—	24.3
Stock-based compensation expense	—	88.2	—	—	88.2
Settlement of liability-classified restricted stock units	—	28.7	—	—	28.7
Post-combination expense related to equity awards assumed	—	0.1	—	—	0.1
Net income	—	—	—	66.5	66.5
Other comprehensive loss	—	—	(18.8)	—	(18.8)
Repurchase and retirement of common shares	(1.2)	(57.0)	—	(132.0)	(189.0)
Balances, April 30, 2020	219.2	2,401.3	(179.1)	(2,361.3)	(139.1)
Common shares issued under stock plans	0.2	(4.6)	—	—	(4.6)
Stock-based compensation expense	—	95.9	—	—	95.9
Post-combination expense related to equity awards assumed	—	0.1	—	—	0.1
Net income	—	—	—	98.2	98.2
Other comprehensive income	—	—	24.6	—	24.6
Repurchase and retirement of common shares (1)	(0.1)	—	—	(7.8)	(7.8)
Balances, July 31, 2020	219.3	2,492.7	(154.5)	(2,270.9)	67.3
Common shares issued under stock plans	1.2	(29.3)	—	—	(29.3)
Stock-based compensation expense	—	97.0	—	—	97.0
Post-combination expense related to equity awards assumed	—	0.1	—	—	0.1
Net income	—	—	—	132.2	132.2
Other comprehensive loss	—	—	(1.9)	—	(1.9)
Repurchase and retirement of common shares (1)	(0.8)	(53.4)	—	(142.7)	(196.1)
Balances, October 31, 2020	219.7	$2,507.1	$(156.4)	$(2,281.4)	$69.3
 ________________
(1)During the three and nine months ended October 31, 2020, Autodesk repurchased 0.8 million shares and 2.1 million shares at an average repurchase price of $231.26 and $185.69 per share, respectively. At October 31, 2020, 12.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' deficit by component, net of tax, as of October 31, 2019, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
	Shares	Amount
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)
Common shares issued under stock plans	0.8	21.1	—	—	21.1
Stock-based compensation expense	—	75.2	—	—	75.2
Post combination expense related to assumed equity	—	0.8	—	—	0.8
Cumulative effect of accounting changes	—	—	—	(0.7)	(0.7)
Net loss	—	—	—	(24.2)	(24.2)
Other comprehensive loss	—	—	(6.6)	—	(6.6)
Repurchase and retirement of common shares	(0.6)	(45.5)	—	(54.5)	(100.0)
Balances, April 30, 2019	219.6	2,123.1	(141.6)	(2,226.8)	(245.3)
Common shares issued under stock plans	0.2	(2.6)	—	—	(2.6)
Stock-based compensation expense	—	82.9	—	—	82.9
Post combination expense related to assumed equity	—	0.1	—	—	0.1
Net income	—	—	—	40.2	40.2
Other comprehensive loss	—	—	(29.1)	—	(29.1)
Repurchase and retirement of common shares (1)	(0.3)	(2.8)	—	(37.7)	(40.5)
Balances, July 31, 2019	219.5	2,200.7	(170.7)	(2,224.3)	(194.3)
Common shares issued under stock plans	1.3	(18.9)	—	—	(18.9)
Stock-based compensation expense	—	84.1	—	—	84.1
Post combination expense related to assumed equity	—	0.2	—	—	0.2
Net loss	—	—	—	66.7	66.7
Other comprehensive income	—	—	14.4	—	14.4
Repurchase and retirement of common shares	(0.8)	(41.0)	—	(82.7)	(123.7)
Balances, October 31, 2019	220.0	$2,225.1	$(156.3)	$(2,240.3)	$(171.5)

 ________________
(1)During the three and nine months ended October 31, 2019, Autodesk repurchased 0.8 million shares and 1.7 million shares at an average repurchase price of $144.49 and $156.16 per share, respectively. At October 31, 2019, 15.7 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2020:

(in millions)	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2020	$8.4	$4.7	$(22.8)	$(150.6)	$(160.3)
Other comprehensive (loss) income before reclassifications	(8.3)	1.7	—	13.9	7.3
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(4.8)	0.1	—	—	(4.7)
Tax effects	1.5	0.1	—	(0.3)	1.3
Net current period other comprehensive (loss) income	(11.6)	1.9	—	13.6	3.9
Balances, October 31, 2020	$(3.2)	$6.6	$(22.8)	$(137.0)	$(156.4)

(in millions)	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2019	$15.0	$3.3	$(16.3)	$(137.0)	$(135.0)
Other comprehensive (loss) income before reclassifications	4.3	1.8	0.1	(16.0)	(9.8)
Pre-tax losses reclassified from accumulated other comprehensive loss	(7.0)	—	(3.4)	—	(10.4)
Tax effects	(1.6)	(0.4)	0.8	0.1	(1.1)
Net current period other comprehensive (loss) income	(4.3)	1.4	(2.5)	(15.9)	(21.3)
Balances, October 31, 2019	$10.7	$4.7	$(18.8)	$(152.9)	$(156.3)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other expense, net.” Refer to Note 5, “Financial Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other expense, net.”

19. Net Income Per Share

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

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income	$132.2	$66.7	$296.9	$82.7
Denominator:
Denominator for basic net income per share—weighted average shares	219.6	219.7	219.4	219.6
Effect of dilutive securities	2.7	2.2	2.7	2.5
Denominator for dilutive net income per share	222.3	221.9	222.1	222.1
Basic net income per share	$0.60	$0.30	$1.35	$0.38
Diluted net income per share	$0.59	$0.30	$1.34	$0.37

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and nine months ended October 31, 2020, there were 0.3 million and 0.2 million potentially anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For both the three and nine months ended October 31, 2019, there were no potentially anti-dilutive shares excluded from the computation of diluted net income per share.

20. Segments

Autodesk operates in one operating segment and accordingly, all required financial segment information is included in the condensed consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources and assessing performance as the source of the Company’s reportable segments. The Company’s CODM allocates resources and assesses the operating performance of the Company as a whole.

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

(in millions)	October 31, 2020	January 31, 2020
Long-lived assets (1):
Americas
U.S.	$448.0	$434.2
Other Americas	30.6	33.2
Total Americas	478.6	467.4
Europe, Middle East, and Africa	90.5	75.8
Asia Pacific	48.8	57.3
Total long-lived assets	$617.9	$600.5
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets.

21. Subsequent Events

In November 2020, Autodesk entered into a share purchase agreement to acquire all of the outstanding equity of Spacemaker AS (“Spacemaker”) in exchange for consideration of approximately $240 million, net of cash acquired. Spacemaker is a privately held company providing cloud-based artificial intelligence technology and generative design enabling architects, urban designers, and real estate developers to optimize and maximize the potential of a building site, especially during early-stage design and is expected to enable Autodesk’s ability to serve early-stage design market and accelerate outcome-based design capabilities. The transaction closed on November 23, 2020.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Nine Months Ended October 31, 2020 and 2019” and in “Results of Operations-Impacts of COVID-19 to Autodesk’s Business.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography), the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Product Evolution

We offer subscriptions for individual products and Industry Collections, enterprise business arrangements (“EBAs”), and cloud service offerings (collectively referred to as “subscription plan”). Subscription plans are designed to give our customers more flexibility with how they use our offerings and to attract a broader range of customers, such as project-based users and small businesses.

Our subscription plans currently represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, BIM 360, Shotgun, AutoCAD web app, and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

Industry Collections provide our customers with access to a broader selection of Autodesk solutions and services, simplifying the customers’ ability to benefit from a complete set of tools for their industry.

We discontinued the sale of new commercial licenses of most individual software products in fiscal 2016. Additionally, in fiscal 2018, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription (“M2S”), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. Since launching the program, a substantial majority of maintenance plan customers have converted to subscription plan offerings. We will be retiring maintenance plan offerings as of May 7, 2021 and will allow customers to convert their remaining maintenance seats to subscription plan offerings prior to this date.

To support our strategic priority of re-imagining construction, we are strengthening the foundation of our construction solutions with both organic and inorganic investments. In fiscal 2020, we continued and expanded our investments in construction. We continued to make investments in the traditional data creation tools to support the design and pre-construction phases, while expanding our investment in the areas of site execution with process and project management construction cloud tools. To connect the phases of construction upstream with design, we invested in and announced our construction cloud project delivery platform that allows individuals, teams, and projects to be connected across all phases in a common data platform and increase efficiencies. The broadened product portfolio, the Autodesk Construction Cloud, has helped us expand our presence with sub-contractors, trades people, and building owners.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and nine months ended October 31, 2020 and 2019.

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

Better World

To help our customers imagine, design, and make a better world, our sustainability initiatives focus our efforts on the areas where we can have the greatest positive impact: products and support, catalyzing impact and innovation, investing in our customers’ and employees’ ability to learn and develop relevant skills for in-demand roles, and leading by example with our 100% renewable and sustainable business practices. Through our products and services, we are supporting our customers to better understand and improve the environmental performance of everything they make and mitigate the causes and effects of climate change.

 Furthermore, we are committed to fulfill our vision of helping people imagine, design, and make a better world by prioritizing Diversity and Belonging (“D&B”) efforts. We have launched a project to expand our commitment through the development of a holistic, updated global D&B strategy. The initiative begins with a global listening tour across Autodesk where employees representing all levels, regions, organizations, and a rich mix of demographics, are invited to join focus groups to share their input. Autodesk is committed to continuing the hard work that is required to realize progress within the company and to support the communities where we work.

The Autodesk Foundation (the “Foundation”), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to make a better world by matching employees’ volunteer time and/or donations to nonprofit organizations; and to support organizations and individuals using design to drive positive social and environmental impact. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, social and environmental entrepreneurs, and others who are developing design solutions that will shape a more sustainable future.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2020.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2020, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2020. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Nine Months Ended October 31, 2020

•Total net revenue increased 13% and 16% to $952.4 million and $2,751.2 million for the three and nine months ended October 31, 2020, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for both the three and nine months ended October 31, 2020, compared to 96% for both periods in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of October 31, 2020, and within the range of 110% and 120% as of October 31, 2019.
•Deferred revenue was $2.93 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $3.58 billion, an increase of 1% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $2.38 billion, an increase of 1% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three and nine months ended October 31, 2020, as compared to the same periods in the prior fiscal year, primarily due to the respective 24% and 28% increase in subscription revenue, partially offset by a respective 56% and 50% decrease in maintenance revenue as a result of the program to migrate customers from maintenance plans to subscription plans.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”). Total sales to Tech Data accounted for 37% of our total net revenue for both the three and nine months ended October 31, 2020, and 35% of our total net revenue for both the three and nine months ended October 31, 2019. During both the three and nine months ended October 31, 2020 and 2019, Ingram Micro accounted for 10% of Autodesk's total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data and Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data and Ingram Micro.

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

The following table outlines our recurring revenue metric for the three and nine months ended October 31, 2020 and 2019:

	Three Months Ended October 31, 2020	Change compared to prior fiscal year		Three Months Ended October 31, 2019
(In millions, except percentage data)		$	%
Recurring revenue (1)	$924.2	$118.0	15%	$806.2
As a percentage of net revenue	97%	N/A	N/A	96%

	Nine Months Ended October 31, 2020	Change compared to prior fiscal year		Nine Months Ended October 31, 2019
		$	%
Recurring Revenue (1)	$2,681.7	$400.5	18%	$2,281.2
As a percentage of net revenue	97%	N/A	N/A	96%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110% as of October 31, 2020, and within the range of 110% and 120% as of October 31, 2019.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, Finland, and the United Kingdom.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended October 31, 2020			Nine Months Ended October 31, 2020
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	13%	14%	Negative	16%	17%	Negative
Total spend	7%	7%	Neutral	6%	7%	Positive
 ________________
(1)Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

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

Remaining Performance Obligations

RPO represents deferred revenue and contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, license, and maintenance for which the associated deferred revenue has not yet been recognized. Unbilled deferred revenue is not included as a receivable or deferred revenue on our Condensed Consolidated Balance Sheets. See Note 3, “Revenue Recognition,” for more details on Autodesk's performance obligations.

(in millions)	October 31, 2020	January 31, 2020
Deferred revenue	$2,932.8	$3,007.1
Unbilled deferred revenue	649.6	549.6
RPO	$3,582.4	$3,556.7

RPO consisted of the following:

(in millions)	October 31, 2020	January 31, 2020
Current RPO	$2,382.9	$2,368.6
Non-current RPO	1,199.5	1,188.1
RPO	$3,582.4	$3,556.7

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Balance Sheet and Cash Flow Items

At October 31, 2020, we had $1.62 billion in cash and marketable securities. Our cash flow from operations increased to $779.6 million for the nine months ended October 31, 2020, compared to $716.9 million for the nine months ended October 31, 2019. We repurchased 2.1 million shares of our common stock for $392.9 million during the nine months ended October 31, 2020. Comparatively, we repurchased 1.7 million shares of our common stock for $264.2 million during the nine months ended October 31, 2019. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

Results of Operations

Impacts of COVID-19 to Autodesk’s Business

We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement, or cancellation of certain sales and marketing events, among other modifications.  We have observed other companies as well as many governments continuing to take precautionary and preemptive actions to address COVID-19, and they may take further actions that alter their normal business operations.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

In the quarter ended October 31, 2020, we experienced usage levels above pre-COVID-19 levels in parts of Asia and most of Europe. Usage rates in the U.S. and parts of Europe continued to remain below pre-COVID-19 levels but remained stable in the U.S. while rates in the U.K. grew sequentially during the third fiscal quarter ended October 31, 2020. Our new business was impacted by the pandemic consistent with the usage trends. Strong enterprise deal activity, improving subscription renewal rates, digital sales, and sequential improvement in new business trends contributed to our operating performance in the third fiscal quarter ended October 31, 2020. In our target markets, both Architecture, Engineering, and Construction (“AEC”) and Manufacturing (“MFG”) experienced growth as compared to the third fiscal quarter in the prior year.

We also took action to support our customers during the nine months ended October 31, 2020, and extended payment terms to 60 days through August 7, 2020, offering free commercial use of our cloud collaboration products through June 2020, and delayed the transition from multi-user licenses to named-user licenses from May 2020 to August 2020 to minimize customer disruption. Further, we deferred a 20% maintenance price increase from May 2020 to August 2020 to give customers additional time to consider a subscription agreement.

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

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate the economic challenges of COVID-19. The extent of the impact on our business in fiscal 2021 and beyond will depend on several factors, including: the full duration and the extent of the pandemic; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery, including in particular geographies; our billings and renewal rates including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Further discussion of the potential impacts of COVID-19 on our business can be found in Part II, Item 1A, “Risk Factors.”

Net Revenue

Net Revenue by Income Statement Presentation

Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible EBAs. Revenue from these arrangements is recognized ratably over the contract term commencing with the date our service is made available to customers and when all other revenue recognition criteria have been satisfied.

Maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue ratably over the term of the agreements, which is generally one year.

Other revenue consists of revenue from consulting, training, and other services, and is recognized over time as the services are performed. Other revenue also includes software license revenue from the sale of products which do not incorporate substantial cloud services and is recognized up front.

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2020	$	%	October 31, 2019
Net Revenue:
Subscription	$884.4	$169.4	24%	$715.0	Increase due to growth across all subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from new product subscriptions and EBA offerings.
Maintenance (1)	39.8	(51.4)	(56)%	91.2	Decrease primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	924.2	118.0	15%	806.2
Other	28.2	(8.3)	(23)%	36.5
	$952.4	$109.7	13%	$842.7

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2020	$	%	October 31, 2019
Net Revenue:
Subscription	$2,528.6	$554.1	28%	$1,974.5	Increase due to growth across all subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from new product subscriptions and EBA offerings.
Maintenance (1)	153.1	(153.6)	(50)%	306.7	Decrease primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	2,681.7	400.5	18%	2,281.2
Other	69.5	(24.3)	(26)%	93.8
	$2,751.2	$376.2	16%	$2,375.0
____________________
(1)We expect maintenance revenue will slowly decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to transition to subscription plan offerings.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: AEC, AutoCAD and AutoCAD LT, MFG, and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2020	$	%	October 31, 2019
Net Revenue by Product Family:
AEC	$419.4	$61.4	17%	$358.0	Up due to increases in revenue from AEC Collections, EBAs, BIM 360, and PlanGrid.
AutoCAD and AutoCAD LT	278.8	33.4	14%	245.4	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	194.1	11.9	7%	182.2	Up due to increases in revenue from MFG Collections, EBAs, and Fusion360.
M&E	54.0	3.4	7%	50.6	Up due to increases in revenue from M&E Collections, EBAs, Maya, and 3DS Max.
Other	6.1	(0.4)	(6)%	6.5
	$952.4	$109.7	13%	$842.7

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2020	$	%	October 31, 2019
Net Revenue by Product Family:
AEC	$1,199.1	$202.6	20%	$996.5	Up due to increases in revenue from AEC Collections, EBAs, BIM 360, and PlanGrid.
ACAD and AutoCAD LT	812.9	123.0	18%	689.9	Up due to increases in revenue from both AutoCAD and AutoCAD LT.
MFG	562.5	38.2	7%	524.3	Up due to increases in revenue from MFG Collections, EBAs, and Fusion360.
M&E	159.9	13.0	9%	146.9	Up due to increases in revenue from M&E Collections, Maya, EBAs, and 3DS Max.
Other	16.8	(0.6)	(3)%	17.4
	$2,751.2	$376.2	16%	$2,375.0

Net Revenue by Geographic Area

	Three Months Ended October 31, 2020	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended October 31, 2019
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$328.5	$41.2	14%	*	$287.3
Other Americas	64.4	2.4	4%	*	62.0
Total Americas	392.9	43.6	12%	13%	349.3
EMEA	364.3	34.7	11%	12%	329.6
APAC	195.2	31.4	19%	18%	163.8
Total Net Revenue	$952.4	$109.7	13%	14%	$842.7

Emerging Economies	$114.9	$13.3	13%	14%	$101.6

	Nine Months Ended October 31, 2020	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Nine Months Ended October 31, 2019
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$938.6	$134.3	17%	*	$804.3
Other Americas	188.0	21.3	13%	*	166.7
Total Americas	1,126.6	155.6	16%	16%	971.0
EMEA	1,063.8	120.8	13%	16%	943.0
APAC	560.8	99.8	22%	21%	461.0
Total Net Revenue	$2,751.2	$376.2	16%	17%	$2,375.0

Emerging Economies	$340.0	$53.1	19%	19%	$286.9
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	October 31, 2020	$	%	October 31, 2019
Net Revenue by Sales Channel:
Indirect	$656.2	$69.6	12%	$586.6	Up due to an increase in subscription revenue offset by lower maintenance plan subscriptions as we continue to migrate customers to subscriptions through the M2S program.
Direct	296.2	40.1	16%	256.1	Up due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$952.4	$109.7	13%	$842.7

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2020	$	%	October 31, 2019
Net Revenue by Sales Channel:
Indirect	$1,918.9	$255.7	15%	$1,663.2	Up due to an increase in subscription revenue offset by lower maintenance plan subscriptions as we continue to migrate customers to subscriptions through the M2S program.
Direct	832.3	120.5	17%	711.8	Up due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$2,751.2	$376.2	16%	$2,375.0

Net Revenue by Product Type

	Three Months Ended October 31, 2020	Change compared to prior fiscal year		Three Months Ended October 31, 2019
(In millions, except percentages)		$	%		Management Comments
Net Revenue:
Design	$847.7	$99.4	13%	$748.3	Increase is due to growth in AEC & MFG collections, AutoCAD Family, AutoCAD LT, and EBA offerings.
Make	76.5	18.6	32%	57.9	Increase primarily due to growth in revenue from BIM Family, Plangrid, and Fusion products.
Other	28.2	(8.3)	(23)%	36.5
Total Net Revenue	$952.4	$109.7	13%	$842.7

	Nine Months Ended October 31, 2020	Change compared to prior fiscal year		Nine Months Ended October 31, 2019
(In millions, except percentages)		$	%		Management Comments
Net Revenue:
Design	$2,466.8	$340.4	16%	$2,126.4	Increase is due to growth in AEC & MFG collections, AutoCAD Family, AutoCAD LT, and EBA offerings.
Make	214.9	60.1	39%	154.8	Increase primarily due to growth in revenue from BIM Family, Plangrid, and Fusion products.
Other	69.5	(24.3)	(26)%	93.8
Total Net Revenue	$2,751.2	$376.2	16%	$2,375.0

Cost of Revenue and Operating Expenses

Cost of subscription and maintenance revenue includes the labor costs of providing product support to our subscription and maintenance customers, including allocated IT and facilities costs, professional services fees related to operating our network and cloud infrastructure, royalties, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, stock-based compensation expense, and gains and losses on our operating expense cash flow hedges.

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

Cost of revenue, at least over the near term, is affected by labor costs, the volume and mix of product sales, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products, stock-based compensation expense, and gains and losses on our operating expense cash flow hedges.

Marketing and sales expenses include salaries, bonuses, benefits, and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment, and training for such personnel, sales and dealer commissions, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include payment processing fees, the cost of supplies and equipment, gains and losses on our operating expense cash flow hedges, allocated IT and facilities costs, and labor costs associated with sales and order management.

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits, and stock-based compensation expense for research and development employees, the expense of travel, entertainment, and training for such personnel, professional services such as fees paid to software development firms and independent contractors, gains and losses on our operating expense cash flow hedges, and allocated IT and facilities costs.

General and administrative expenses include salaries, bonuses, benefits, and stock-based compensation expense for our CEO, finance, human resources, and legal employees, as well as professional fees for legal and accounting services, certain foreign business taxes, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment, and training, net IT and facilities costs, acquisition-related transition costs, and the cost of supplies and equipment.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2020	$	%	October 31, 2019
Cost of revenue:
Subscription and maintenance	$60.7	$6.5	12%	$54.2	Increase primarily due to an increase in cloud hosting costs as well as an increase employee-related costs driven by higher headcount.
Other	15.4	(1.5)	(9)%	16.9	Decrease primarily due to a decrease in travel and entertainment expenses as well as a decrease in professional fees.
Amortization of developed technology	7.6	(0.8)	(10)%	8.4	Decrease primarily due to previously acquired developed technologies continuing to become fully amortized partially offset by amortization from recently acquired developed technology.
Total cost of revenue	$83.7	$4.2	5%	$79.5

Operating expenses:
Marketing and sales	$359.3	$28.6	9%	$330.7	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in cloud hosting costs, as well as an increase in stock-based compensation expense partially offset by lower travel and entertainment expenses.

Research and development	233.0	20.0	9%	213.0	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in cloud hosting costs, as well as an increase in stock-based compensation expense partially offset by lower travel and entertainment expense.
General and administrative	98.8	(0.3)	—%	99.1	Decrease primarily due to a decrease in stock-based compensation expense and lower travel and entertainment expenses partially offset by an increase in employee-related costs driven by higher headcount.
Amortization of purchased intangibles	9.6	(0.1)	(1)%	9.7	Decrease as previously acquired purchased intangibles continue to become fully amortized partially offset by amortization from recently acquired purchased intangibles.
Restructuring and other exit costs, net	—	(0.1)	*	0.1
Total operating expenses	$700.7	$48.1	7%	$652.6

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management comments
	October 31, 2020	$	%	October 31, 2019
Cost of revenue:
Subscription and maintenance	$176.6	$9.7	6%	$166.9	Increase primarily due to an increase in cloud hosting costs as well as an increase in stock-based compensation expense.
Other	47.5	(1.1)	(2)%	48.6	Decrease primarily due to lower travel and entertainment expense partially offset by an increase in employee-related costs driven by higher headcount.
Amortization of developed technology	22.4	(3.8)	(15)%	26.2	Decrease primarily due to previously acquired developed technologies continuing to become fully amortized partially offset by amortization from recently acquired developed technology.
Total cost of revenue	$246.5	$4.8	2%	$241.7

Operating expenses:
Marketing and sales	$1,051.5	$90.7	9%	$960.8	Increase primarily due to increased employee-related costs driven by higher headcount, an increase in stock-based compensation expense, as well as an increase in cloud hosting costs partially offset by a decrease in travel and entertainment expenses.
Research and development	682.9	48.9	8%	634.0	Increase primarily due to increased employee-related costs driven by higher headcount, an increase in stock-based compensation expense, as well as an increase in cloud hosting costs partially offset by a decrease in travel and entertainment expenses.
General and administrative	296.8	(2.8)	(1)%	299.6	Decrease primarily due to lower stock-based compensation expense and a decrease in travel and entertainment expenses partially offset by increased employee-related costs driven by higher headcount and an increase in cloud hosting costs.
Amortization of purchased intangibles	28.8	(0.4)	(1)%	29.2	Decrease as previously acquired purchased intangibles continue to become fully amortized partially offset by recently acquired purchased intangibles.
Restructuring and other exit costs, net	—	(0.5)	*	0.5
Total operating expenses	$2,060.0	$135.9	7%	$1,924.1
____________________
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the fourth quarter of fiscal 2021, as compared to the fourth quarter of fiscal 2020:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Flat
Research and development	Increase	Flat
General and administrative	Decrease	Decrease
Amortization of purchased intangibles	Flat	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Interest and investment expense, net	$(14.6)	$(13.9)	$(44.9)	$(42.3)
(Loss) gain on foreign currency	(1.0)	(0.5)	1.9	2.5
Loss on non-marketable equity securities, net	(0.3)	(0.5)	(31.2)	(3.3)
Other income	4.0	0.7	5.1	5.4
Interest and other expense, net	$(11.9)	$(14.2)	$(69.1)	$(37.7)

Interest and other expense, net, decreased by $2.3 million and increased by $31.4 million during the three and nine months ended October 31, 2020, respectively, as compared to the same periods in the prior fiscal year. The decrease in the three months ended October 31, 2020, as compared to the same period in the prior fiscal year was primarily due to an increase in other income related to foreign R&D tax credits and a decrease in interest expense as result of the payment in full of our term loan offset by a decrease in interest income. The increase in the nine months ended October 31, 2020, as compared to the same period in the prior fiscal year was primarily due to an increase in negative adjustments, including impairments, on our non-marketable equity securities, and a decrease in interest income and mark-to-market gains on marketable securities, offset by a decrease in interest expense as result of the payment in full of our term loan.

Interest expense and investment income fluctuates based on average cash, marketable securities, debt balances, average maturities, and interest rates.

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

We had an income tax expense of $23.9 million, relative to pre-tax income of $156.1 million for the three months ended October 31, 2020, and an income tax expense of $29.7 million, relative to pre-tax income of $96.4 million for the three months ended October 31, 2019. We had an income tax expense of $78.7 million, relative to pre-tax income of $375.6 million for the nine months ended October 31, 2020, and an income tax expense of $88.8 million, relative to pre-tax income of $171.5 million for the nine months ended October 31, 2019. Income tax expense for the three and nine months ended October 31, 2020, decreased as a result of the jurisdictional mix of year-to-date earnings relative to the worldwide annual effective tax rate.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized.

    We anticipate a significant increase in U.S. taxable income in fiscal 2021 due to forecasted global earnings. We currently forecast the utilization of U.S. deferred tax assets to offset U.S. taxable income resulting from the inclusion of foreign earnings. While increased U.S. taxable income is considered positive evidence, the uncertainties around the global economy arising from COVID-19 and our cumulative losses outweigh that positive evidence. Accordingly, we have maintained the valuation allowance on our U.S. deferred tax assets.

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

As of October 31, 2020, we had $221.3 million of gross unrecognized tax benefits, of which $203.7 million would reduce our valuation allowance, if recognized. The remaining $17.7 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will change in the next 12 months; however, an estimate of the range of the possible change cannot be made at this time.

We anticipate that the U.S. Department of Treasury will continue to interpret or issue guidance on how provisions of the U.S. Tax Cuts and Jobs Act (“Tax Act”) will be applied or otherwise administered. As future guidance is issued, we may make adjustments to the amounts that we have previously recorded that may materially impact our financial statements.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, included certain income tax provisions for individuals and corporations; however, these benefits do not impact the Company's current tax provision due to the U.S. full valuation allowance. In addition to the CARES Act, California enacted Assembly Bill No. 85, suspending utilization of net operating losses and limiting R&D credits utilization against California taxable income in excess of $5.0 million for the succeeding 3 years. The enactment of this state tax legislation will result in an increase in California taxes for Autodesk. In response to the impact of COVID-19, certain governmental agencies have provided employer wage and retirement subsidies or employment tax deferrals. Where Autodesk has availed itself of such subsidies or deferrals, we have accounted for the tax impact in our income tax provision. As of the third quarter of fiscal 2021, the Company continues to be able to reliably estimate forecasted earnings and tax by jurisdiction for the year.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2020 and 2019, our gross profit, gross margin, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(Unaudited)
Gross profit	$868.7	$763.2	$2,504.7	$2,133.3
Non-GAAP gross profit	$882.6	$776.6	$2,544.6	$2,174.2
Gross margin	91%	91%	91%	90%
Non-GAAP gross margin	93%	92%	92%	92%
Income from operations	$168.0	$110.6	$444.7	$209.2
Non-GAAP income from operations	$287.1	$225.3	$797.3	$543.7
Operating margin	18%	13%	16%	9%
Non-GAAP operating margin	30%	27%	29%	23%
Net income	$132.2	$66.7	$296.9	$82.7
Non-GAAP net income	$231.5	$173.4	$637.9	$417.5
GAAP diluted net income per share	$0.59	$0.30	$1.34	$0.37
Non-GAAP diluted net income per share	$1.04	$0.78	$2.87	$1.88

For our internal budgeting and resource allocation process and as a means to evaluate period-to-period comparisons, we use non-GAAP measures to supplement our condensed consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We also use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential and performance for management by excluding certain expenses and charges that may not be indicative of our core business operating results. For the reasons set forth below, we believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. This allows investors and others to better understand and evaluate our operating results and future prospects in the same manner as management, to compare financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business. We also use some of these measures for purposes of determining company-wide incentive compensation.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for gross margin, operating margin, and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(Unaudited)
Gross profit	$868.7	$763.2	$2,504.7	$2,133.3
Stock-based compensation expense	6.1	4.7	17.0	14.4
Amortization of developed technologies	7.6	8.4	22.4	26.2
Acquisition-related costs	0.2	0.3	0.5	0.3
Non-GAAP gross profit	$882.6	$776.6	$2,544.6	$2,174.2

Gross margin	91%	91%	91%	90%
Stock-based compensation expense	1%	1%	1%	1%
Amortization of developed technologies	1%	1%	1%	1%
Non-GAAP gross margin (1)	93%	92%	92%	92%

Income from operations	$168.0	$110.6	$444.7	$209.2
Stock-based compensation expense	97.4	94.0	291.5	257.4
Amortization of developed technologies	7.6	8.4	22.4	26.2
Amortization of purchased intangibles	9.6	9.7	28.8	29.2
Acquisition-related costs	4.5	2.5	9.9	21.2
Restructuring and other exit costs, net	—	0.1	—	0.5
Non-GAAP income from operations	$287.1	$225.3	$797.3	$543.7

Operating margin	18%	13%	16%	9%
Stock-based compensation expense	10%	11%	11%	11%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	—%	—%	—%	1%
Non-GAAP operating margin (1)	30%	27%	29%	23%

Net income	$132.2	$66.7	$296.9	$82.7
Stock-based compensation expense	97.4	94.0	291.5	257.4
Amortization of developed technologies	7.6	8.4	22.4	26.2
Amortization of purchased intangibles	9.6	9.7	28.8	29.2
Acquisition-related costs	4.5	2.5	9.9	21.2
Restructuring and other exit costs, net	—	0.1	—	0.5
Loss on strategic investments and dispositions, net	0.3	0.4	31.2	3.2
Discrete tax benefit items	3.7	0.3	4.8	1.3
Income tax effect of non-GAAP adjustments	(23.8)	(8.7)	(47.6)	(4.2)
Non-GAAP net income	$231.5	$173.4	$637.9	$417.5

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(Unaudited)
Diluted net income per share	$0.59	$0.30	$1.34	$0.37
Stock-based compensation expense	0.44	0.42	1.31	1.16
Amortization of developed technologies	0.04	0.04	0.10	0.12
Amortization of purchased intangibles	0.04	0.04	0.13	0.13
Acquisition-related costs	0.02	0.02	0.04	0.10
Loss on strategic investments and dispositions, net	—	—	0.14	0.01
Discrete tax provision items	0.02	—	0.02	0.01
Income tax effect of non-GAAP adjustments	(0.11)	(0.04)	(0.21)	(0.02)
Non-GAAP diluted net income per share	$1.04	$0.78	$2.87	$1.88
____________________
(1)Totals may not sum due to rounding.

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

Goodwill impairment.  This is a non-cash charge to write down goodwill to fair value when there was an indication that the asset was impaired. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods.

Restructuring and other exit costs, net.  These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions or other exit actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, the closure of facilities, and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Acquisition-related costs. We exclude certain acquisition-related costs, including due diligence costs, professional fees in connection with an acquisition, certain financing costs, and certain integration-related expenses.  These expenses are unpredictable, and dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired business or our Company.  In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs.  We believe excluding acquisition-related costs facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

Loss (gain) on strategic investments and dispositions. We exclude gains and losses related to our strategic investments and dispositions of strategic investments, purchased intangibles, and businesses from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments and dispositions in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses on the derivative components, dividends received, realized gains and losses on the sales or losses on the impairment of these investments, and gain and loss on dispositions. We believe excluding these items is useful to investors because these excluded items do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments and dispositions which do not occur regularly.

Discrete tax provision items. We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of net income(loss), and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Discrete tax items include income tax expenses or benefits that do not relate to ordinary income from continuing operations in the current fiscal year, unusual or infrequently occurring items, or the tax impact of certain stock-based compensation. Examples of discrete tax items include, but are not limited to, certain changes in judgment and changes in estimates of tax matters related to prior fiscal years, certain costs related to business combinations, certain changes in the realizability of deferred tax assets, or changes in tax law. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations. We believe the exclusion of these discrete tax items provides investors with useful supplemental information about our operational performance.

Establishment (release) of a valuation allowance on certain net deferred tax assets.  This is a non-cash charge to record or to release a valuation allowance on certain deferred tax assets. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various cash expenses to assist in budgeting, planning, and forecasting future periods.

Income tax effects on the difference between GAAP and non-GAAP costs and expenses. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, amortization of purchased intangibles, and restructuring charges and other exit costs (benefits) for GAAP and non-GAAP measures.

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

At October 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.62 billion and net accounts receivable of $540.4 million. In November 2020, we used approximately $200 million cash, net of cash acquired, to acquire all of the outstanding equity of Spacemaker AS.

On December 17, 2018, Autodesk entered into a Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The maturity date on the credit facility is December 2023. At October 31, 2020, Autodesk had no outstanding borrowings on this line of credit. As of December 4, 2020, we have no amounts outstanding under the credit facility. See Part I, Item 1, Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our credit facility.

As of October 31, 2020, we have $1.65 billion aggregate principal amount of notes outstanding. See Part I, Item 1, Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $650.0 million line of credit.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of October 31, 2020, approximately 58.0% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the U.S. with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors.” Additionally, as a result of the COVID-19 pandemic, we extended contract payment terms for up to 60 days for all customers and partners for new orders and renewals placed directly with Autodesk. This payment terms extension program began on March 16, 2020 and ended on August 7, 2020. We currently expect to have sufficient liquidity to manage through the COVID-19 pandemic but we will continue to monitor the impact of potential disruptions beyond our control. Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

	Nine Months Ended October 31,
(in millions)	2020	2019
Net cash provided by operating activities	$779.6	$716.9
Net cash used in investing activities	(176.7)	(42.7)
Net cash used in financing activities	(844.0)	(600.0)

Net cash provided by operating activities of $779.6 million for the nine months ended October 31, 2020, primarily consisted of $296.9 million of our net income adjusted for $445.3 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense. The increase in cash provided by working capital was primarily due to a decrease in accounts receivable of $112.8 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers partially offset by a decrease in deferred revenue of $78.3 million driven by a decrease in multi-year billings. Net cash provided by operating activities of $716.9 million for the nine months ended October 31, 2019, includes $413.0 million of non-cash expenses, including stock-based compensation expense, and depreciation, amortization, and accretion expense, an increase in changes in operating assets and liabilities of $221.2 million, and our net income of $82.7 million.

Net cash used in investing activities was $176.7 million for the nine months ended October 31, 2020, primarily due to purchases of capital expenditures, strategic investments equity securities, and acquisitions, net of cash acquired. Net cash used in investing activities was $42.7 million for the nine months ended October 31, 2019, and was primarily due to capital expenditures and purchases of marketable securities partially offset by the sale and maturities of marketable securities.

At October 31, 2020, our short-term investment portfolio had an estimated fair value of $78.5 million and a cost basis of $68.1 million. The portfolio fair value primarily consists of short-term trading securities that were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 12, “Deferred Compensation,” in the Notes to the Condensed Consolidated Financial Statements for further discussion).

Net cash used in financing activities was $844.0 million and $600.0 million for the nine months ended October 31, 2020 and 2019, respectively, primary due to the repayment of debt and the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase program provides Autodesk with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time, and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase program, Autodesk may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price, and legal and regulatory requirements.

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended October 31, 2020:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	29.0	$238.64	29.0	13,424.0
September 1 - September 30	626.0	229.04	626.0	12,798.0
October 1 - October 31	193.0	237.34	193.0	12,605.0
Total	848.0	$231.26	848.0
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)These amounts correspond to the plan approved by the Board of Directors in September 2016 that authorized the repurchase of 30.0 million shares. The plan does not have a fixed expiration date. See Note 17, “Stockholders' Equity (Deficit),” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of October 31, 2020, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Design Business: Represents the combination of maintenance, product subscriptions, and all EBAs. Main products include, but are not limited to, AutoCAD, AutoCAD LT, Industry Collections, Revit, Inventor, Maya and 3ds Max. Certain products, such as our computer aided manufacturing solutions, incorporate both Design and Make functionality and are classified as Design.

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

Make Business: Represents certain cloud-based product subscriptions. Main products include, but are not limited to, Assemble, BIM 360, BuildingConnected, PlanGrid, Fusion 360 and Shotgun. Certain products, such as Fusion 360, incorporate both Design and Make functionality and are classified as Make.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2020, and January 31, 2020, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $1.56 billion and $1.72 billion at October 31, 2020, and January 31, 2020, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2020, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2020, and January 31, 2020, would increase the fair value of our foreign currency contracts by $119.6 million and $158.8 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2020, and January 31, 2020, would decrease the fair value of our foreign currency contracts by $140.9 million and $119.2 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At October 31, 2020, we had $936.8 million of cash equivalents and marketable securities, including $78.5 million classified as short-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of our marketable securities would not have a material impact on our results of operations.

Other Market Risk

From time to time, we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Note 5, “Financial Instruments,” for further discussion regarding our privately held investments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission, and (ii) accumulated and communicated to Autodesk management, including our CEO and CFO, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective to meet the objective for which they were designed and operated at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations, inquiries and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, tax, prosecution of unauthorized use, business practices, and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows, or financial position in a particular period; however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

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

Global economic and political conditions may further impact our industries, business, and financial results.

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can occur abruptly. For example, the recent coronavirus (COVID-19) pandemic has caused additional uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries around the world may occur or have already occurred and may continue. The extent to which COVID-19 may impact our financial condition or results of operations is currently uncertain and will depend on developments such as the impact on our customers, vendors, distributors, and resellers, as well as other factors, including the full duration and the extent of the pandemic; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery, including in particular geographies; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

As described elsewhere in this Risk Factors section, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Geopolitical trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased levels of political and economic unpredictability globally and may increase the volatility of global financial markets; the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations, and financial condition.

A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counter-parties and could also impair our banking partners, on which we rely for operating cash management. Any of these events could harm our business, results of operations, and financial condition.

Our strategy to develop and introduce new products and services exposes us to risks such as limited customer acceptance, costs related to product defects, and large expenditures, each of which may result in no additional net revenue or decreased net revenue.

The software industry is characterized by rapid technological changes as well as changes in customer requirements and preferences. In recent years, the industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. Customers are also reconsidering how they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources, such as our introduction of flexible subscription and service offerings. For example, in fiscal 2021, we are transitioning multi-subscription plans to named-user plans. It is uncertain whether these strategies, including our product and pricing changes, will prove successful or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We are making such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers' requirements, our business, financial condition, or results of operations may be adversely impacted.

In particular, a critical component of our growth strategy is to have customers of our AutoCAD and AutoCAD LT products, as well as other individual Autodesk products, expand their portfolios to include our other offerings and cloud-based functionality, and we are taking steps to accelerate this migration. At times, sales of our AutoCAD and AutoCAD LT or individual Autodesk flagship products have decreased without a corresponding increase in Industry Collections or cloud-based functionality revenue, or without purchases of customer seats to our Industry Collections. Should this continue, our results of operations will be adversely affected.

Our executive management team must act quickly, continuously, and with vision, given the rapidly changing customer expectations and technology advancements inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products, and the rapid evolution of cloud computing, mobile devices, new computing platforms, and other technologies, such as consumer products. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy or adapt the strategy as market conditions evolve, we may fail to meet our customers' expectations, be unable to compete with our competitors' products and technology, and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

The extent of the impact of the COVID-19 pandemic on Autodesk’s business is currently unknown, but it may adversely affect our business and results of operations.

    We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement, or cancellation of certain sales and marketing events, among other changes. We have observed other companies as well as many governments taking precautionary and preemptive actions to address COVID-19, and they may take further actions that alter their normal operations. We will continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.

In particular, if we are not able to retain current customers and attract new business, including multi-year contracts, or if customer renewal rates decline or fluctuate, it could have a material adverse effect upon our business and results of operations. During fiscal 2021, we have taken a number of actions to support our customers, including extending payment terms to 60 days through the beginning of August 2020, offering free commercial use of our cloud collaboration products through June 2020, delaying the transition from multi-user licenses to named-user licenses from May to August 2020 to minimize disruption, and deferring a 20% maintenance price increase from May to August 2020. These actions are affecting our cash flow, and if these actions as well as our other sales and marketing activities are not successful in retaining current customers and in closing new business, our business and results of operations could be materially adversely affected.

Given the evolving business environment as a result of the COVID-19 pandemic, we are actively managing our spending, reducing travel and entertainment expense, monitoring our hiring rate, shifting to virtual events, and rationalizing our marketing spend. We will continue to invest in critical areas such as R&D, construction, and digitizing the company to support our future success as we come out of the pandemic. If we are not able to successfully manage our spending and investment, it could have a material adverse effect on our cash balances, business, and results of operations.

Our business could suffer as a result of risks, costs, charges, and integration challenges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in the second and third quarters of fiscal 2021. The risks associated with such acquisitions include the difficulty of assimilating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; the failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and the diversion of management's time and attention.

In addition, such acquisitions and investments involve other risks such as:
•the inability to retain customers, key employees, vendors, distributors, business partners, and other entities associated with the acquired business;
•the potential that due diligence of the acquired business or solution does not identify significant problems;
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from terminated employees, customers, or other third parties;
•the potential for incompatible business cultures;
•significantly higher than anticipated transaction or integration-related costs;
•the potential additional exposure to fluctuations in currency exchange rates; and
•the potential impact on relationships with existing customers, vendors, and distributors as business partners as a result of acquiring another business.

We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, such acquisitions and investments have in the past and may in the future contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments. These costs or charges could negatively impact our financial results for a given period, cause quarter-to-quarter variability in our financial results, or negatively impact our financial results for future periods.

We are dependent on international revenue and operations, exposing us to significant regulatory, global economic, intellectual property, collections, currency exchange rate, taxation, political instability, and other risks, which could adversely impact our financial results.

We are dependent on our international operations for a significant portion of our revenue. International net revenue represented 66% of our net revenue for both the nine months ended October 31, 2020 and 2019. Our international revenue, including that from emerging economies, is subject to general economic and political conditions in foreign markets, including conditions in foreign markets resulting from economic and political conditions in the U.S., as well as country-specific conditions related to COVID-19, including varied speed of recovery in different geographies. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. At times, these factors adversely impact our international revenue, and consequently our business as a whole. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results, even if our results in the U.S. are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue and, as we expand our international development, sales, and marketing expertise, will provide significant support to our overall efforts in countries outside of the U.S.

Risks inherent in our international operations include:
•economic volatility;
•tariffs, quotas, and other trade barriers and restrictions;

•fluctuating currency exchange rates, including devaluations, currency controls, and inflation, and risks related to any hedging activities we undertake;
•unexpected changes in regulatory requirements and practices;
•delays resulting from difficulty in obtaining export licenses for certain technology;
•different purchase patterns as compared to the developed world;
•operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;
•increasing enforcement by the U.S. under the Foreign Corrupt Practices Act, and adoption of stricter anti-corruption laws in certain countries, including the United Kingdom;
•difficulties in staffing and managing foreign sales and development operations;
•local competition;
•longer collection cycles for accounts receivable;
•U.S. and foreign tax law changes impacting how multinational companies are taxed and the complexities of tax reporting;
•laws regarding the management of and access to data and public networks;
•possible future limitations upon foreign-owned businesses;
•increased financial accounting and reporting burdens and complexities;
•inadequate local infrastructure;
•greater difficulty in protecting intellectual property;
•software piracy; and
•other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases and pandemics, such as COVID-19.

Some of our business partners also have international operations and are subject to the risks described above.

The “Brexit” vote has exacerbated and may further exacerbate many of the risks and uncertainties described above. The United Kingdom officially left the European Union pursuant to Brexit on January 31, 2020, with a transitional period set to end on December 31, 2020. The withdrawal of the United Kingdom from the European Union could, among other potential outcomes, adversely affect the tax, tax treaty, banking, operational, legal, and regulatory regimes to which our businesses in the region are subject. The withdrawal could also, among other potential outcomes, create currency volatility; disrupt the free movement of goods, services, and people between the United Kingdom and the European Union; and significantly disrupt trade between the United Kingdom and the European Union and other parties. While the United Kingdom left the European Union as of January 31, 2020, it has until December 31, 2020, to negotiate a new trade agreement addressing customs and trade matters. Uncertainty around these and related issues could lead to adverse effects on the United Kingdom economy, the European Union economies, and the other economies in which we operate.

In addition, the current U.S. administration has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries in which we do business. New or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government, have instituted or are considering imposing trade sanctions on certain U.S.-manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance, or other trade policies, may increase the cost of, or otherwise interfere with, conducting our business.

Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

Security incidents may compromise the integrity of our or our customers’ offerings, services, data, or intellectual property, harm our reputation, damage our competitiveness, create additional liability, and adversely impact our financial results.
As we digitize Autodesk and use cloud- and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, our and our customers' information. Like other software offerings and systems, ours are vulnerable to security incidents. We devote resources to maintain the security and integrity of our systems, offerings, services, and applications (online, mobile, and desktop). We accomplish this by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates, and accelerating our incident response time. Despite these efforts, we may not prevent security incidents, and we may face delays or other difficulties in identifying or responding to security incidents.
Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. Security incidents could disrupt the proper functioning of our systems, solutions, or services; cause errors in the output of our customers' work; allow unauthorized access to sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive outcomes.
The risk of a security incident, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application-centric attacks, peer-to-peer attacks, phishing, malicious file uploads, backdoor trojans, and distributed denial of service (DDoS) attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, or users to disclose information to gain access to our data or our users' data and there is the risk of employee, contractor, or vendor error or malfeasance. Despite efforts to create security barriers to such threats, it is impossible for us to entirely eliminate these risks.
If any of the foregoing security incidents were to occur or to be perceived to have occurred, our reputation may suffer, our competitive position may be diminished, customers may stop paying for our solutions and services, we could be required to expend significant capital and other resources to evaluate and alleviate the security incident and in an effort to prevent further or additional incidents, and we could face regulatory inquiry, lawsuits, and potential liability. We could incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and our financial performance could be negatively impacted.
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

Our strategy to digitize Autodesk involves increasing our use of cloud- and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect and otherwise process customer data, which may include personal data. Federal, state, and foreign privacy and data security laws apply to the treatment of personal data. Governments, regulators, plaintiffs’ attorneys, privacy advocates, and customers have increased their focus on how companies collect, process, use, store, share, and transmit personal data.
The General Data Protection Regulation (“GDPR”) is applicable in all European Union member states and introduced new data protection requirements in the European Union and substantial fines for non-compliance. We have modified our privacy practices to comply with GDPR. We have self-certified under the EU-U.S. Privacy Shield program and make use of model contractual clauses approved by the European Commission in relation to the transfer of personal data from the European Union to the United States. The Privacy Shield and the European Commission’s model contractual clauses are currently the subject of legal challenges in the European Union, however, and it is unclear whether these will serve as appropriate means for us to transfer personal data from the European Union to the United States. We have also self-certified to the Swiss-U.S. Privacy Shield program in relation to the transfer of personal data from Switzerland to the United States. This Privacy Shield program also may no longer be valid due to possible legal challenges. Additionally, in June 2016, the United Kingdom voted to leave the European Union, which could also lead to further legislative and regulatory changes with regard to personal data. The United

Kingdom Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated at the time, if any, that Brexit is effectuated.
In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020. The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA, which is expected to take effect on January 1, 2023, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights, and creates a new entity to implement and enforce the law. While we do not yet know the extent of the impact the CCPA and CPRA will have on our business or operations, they will require us to modify our data processing practices and policies and may cause us to incur substantial costs and expenses in order to comply.
The GDPR, CCPA, and other state and global laws and regulations increased our responsibility and potential liability in relation to personal data, and we have and will continue to put in place additional processes and programs to demonstrate compliance. New privacy laws and regulations are under development at the U.S. federal and state level and many international jurisdictions. Any actual or perceived failure to comply with the GDPR, the CCPA, or other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
Additionally, we store customer information and content and if our customers fail to comply with contractual obligations or applicable laws, it could result in litigation or reputational harm to us. The GDPR, CCPA, and other laws and self-regulatory codes may affect our ability to reach current and prospective customers, understand how our offerings and services are being used, respond to customer requests allowed under the laws, and implement our new business models effectively. These new laws and regulations would similarly affect our competitors as well as our customers. These requirements could impact demand for our offerings and services and result in more onerous contract obligations.
We rely on third parties to provide us with a number of operational and technical services; third-party security incidents could expose us to liability, harm our reputation, damage our competitiveness, and adversely impact our financial results.

We rely on third parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our customers, employees, or partners. Any third-party security incident could compromise the integrity of, or availability or result in the theft of, data. In addition, our operations, or the operations of our customers or partners, could be negatively affected in the event of a security breach, and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our offerings and services, we could face lawsuits and potential liability, and our financial results could be negatively impacted.
Delays in service from third-party service providers could expose us to liability, harm our reputation, damage our competitiveness, and adversely impact our financial results.

From time to time, we may rely on a single or limited number of suppliers, or upon suppliers in a single country, for the provision of services and materials that we use in the operation of our business and production of our solutions. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under data protection and privacy laws in certain jurisdictions, and our financial results could be negatively impacted.

We are investing in resources to update and improve our information technology systems to digitize Autodesk and support our customers. Should our investments not succeed, or if delays or other issues with new or existing information technology systems disrupt our operations, our business could be harmed.

We rely on our network and data center infrastructure, technology systems, and our websites for our development, marketing, operational, support, sales, accounting, and financial reporting activities. We continually invest resources to update and improve these systems in order to meet the evolving requirements of our business and customers. In particular, our transition to cloud-based products and a subscription-only business model involves considerable investment in the development of technologies, as well as back-office systems for technical, financial, compliance, and sales resources.

Such improvements are often complex, costly, and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of customers, loss of revenue, errors in our accounting and financial reporting, or damage to our reputation, all of which could harm our business.

We may not be able to predict subscription renewal rates and their impact on our future revenue and operating results.

Our customers are not obligated to renew their subscriptions for our offerings, and they may elect not to renew. We cannot assure renewal rates or the mix of subscriptions renewals. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing; competitive offerings; customer satisfaction; and reductions in customer spending levels, customer activity, or number of users due to economic downturns, including as a result of the current COVID-19 pandemic, or financial markets uncertainty. If our customers do not renew their subscriptions or if they renew on less favorable terms, our revenues may decline.

Our software is highly complex and may contain undetected errors, defects, or vulnerabilities, each of which could harm our business and financial performance.

The software solutions that we offer are complex and, despite extensive testing and quality control, may contain errors, defects, or vulnerabilities. Some errors, defects, and vulnerabilities in our software solutions may only be discovered after they have been released. Any errors, defects, or vulnerabilities could result in the need for corrective releases to our software solutions, damage to our reputation, loss of revenue, an increase in subscription cancellations, or lack of market acceptance of our offerings, any of which would likely harm our business and financial performance.

Existing and increased competition and rapidly evolving technological changes may reduce our revenue and profits.

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The markets in which we compete are characterized by vigorous competition, both by entry of competitors with innovative technologies and by consolidation of companies with complementary offerings and technologies. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing, and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications or our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms, may adversely affect the sale of our solutions. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenue, and profit margins and loss of market share, any of which would likely harm our business.

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

We also note that if our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control and sanctions compliance requirements in our channel partner agreements. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Violations of U.S. sanctions or export control laws can result in fines or penalties.

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

We use derivative instruments to manage a portion of our cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency contracts to manage a portion of our exposures of underlying assets, liabilities, and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities that extend for one to 12 months in the future and provide us with some protection against currency exposures. However, our attempts to hedge against these risks may not be completely successful, resulting in an adverse impact on our financial results.

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

In addition, Brexit may contribute to volatility in foreign exchange markets with respect to the British Pound and the Euro, which we may not be able to effectively manage, and our financial results could be adversely impacted. Additionally, countries in which we operate may be classified as highly inflationary economies, requiring special accounting and financial reporting treatment for such operations, or such countries’ currencies may be devalued, or both, which may adversely impact our business operations and financial results.

If we do not maintain good relationships with the members of our distribution channel, our ability to generate revenue will be adversely affected. If our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our subscriptions, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end users and through a network of distributors and resellers. For both the nine months ended October 31, 2020 and 2019, approximately 70% of our revenue was derived from indirect channel sales through distributors and resellers and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction, and experienced difficulties during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and providing temporary discounts. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 37% and 35% of our total net revenue for the nine months ended October 31, 2020 and 2019, respectively, and Ingram Micro accounted for 10% of our total net revenue for both nine months ended October 31, 2020 and 2019. Should any of our agreements with Tech Data and Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. This could, in turn, negatively impact our financial results. For example, on November 13, 2019, Tech Data announced that it had entered into a definitive agreement to be acquired by an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager (collectively, “Apollo”), and Apollo announced the close of the acquisition of Tech Data on June 30, 2020. If there is any reseller and end user uncertainty caused by Apollo’s acquisition of Tech Data, our ability to sell to these resellers and end users could, at least temporarily, be negatively impacted.

Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them, and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. Further, our distributors and resellers may lose confidence in our business, move to competitive products, or may not have the skills or ability to support customers. The loss of or a significant reduction in business with those distributors or resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

Our financial results, key metrics, and other operating metrics fluctuate within each quarter and from quarter to quarter, making our future revenue and financial results difficult to predict.

Our quarterly financial results, key metrics, and other operating metrics have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other risks described in this Risk Factors section, some of the factors that could cause our financial results, key metrics, and other operating metrics to fluctuate include:
•general market, economic, business, and political conditions in Europe, APAC, and emerging economies, including from an economic downturn or recession in the United States or in other countries around the world;
•failure to produce sufficient revenue, billings, subscription, profitability, and cash flow growth, including as a result of the current COVID-19 pandemic;
•failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies;
•potential goodwill impairment charges related to prior acquisitions;
•failure to manage spend;
•changes in billings linearity;
•changes in subscription mix, pricing pressure, or changes in subscription pricing;
•weak or negative growth in one or more of the industries we serve, including AEC, manufacturing, and digital media and entertainment markets;
•the success of new business or sales initiatives;
•security breaches, related reputational harm, and potential financial penalties to customers and government entities;
•restructuring or other accounting charges and unexpected costs or other operating expenses;
•timing of additional investments in our technologies or deployment of our services;
•changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board, Securities Exchange Commission, or other rulemaking bodies;
•fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;
•dependence on and timing of large transactions;
•adjustments arising from ongoing or future tax examinations;
•the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and to finance infrastructure projects;
•failure to expand our AutoCAD and AutoCAD LT customer base to related design products and services;
•our ability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms;
•timing of the introduction of new products by us or our competitors;
•the financial and business condition of our reseller and distribution channels;
•perceived or actual technical or other problems with a product or combination of subscriptions;
•unexpected or negative outcomes of matters and expenses relating to litigation or regulatory inquiries;
•increases in cloud functionality-related expenses;

•timing of releases and retirements of offerings;
•changes in tax laws or tax or accounting rules and regulations, such as increased use of fair value measures;
•changes in sales compensation practices;
•failure to effectively implement and maintain our copyright legalization programs, especially in developing countries;
•renegotiation or termination of royalty or intellectual property arrangements;
•interruptions or terminations in the business of our consultants or third-party developers;
•timing and degree of expected investments in growth and efficiency opportunities;
•failure to achieve continued success in technology advancements;
•catastrophic events, natural disasters, or public health situations, such as pandemics and epidemics, including COVID-19;
•regulatory compliance costs; and
•failure to appropriately estimate the scope of services under consulting arrangements.

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

Because we derive a substantial portion of our net revenue from a small number of solutions, including our AutoCAD-based software products and collections, if these offerings are not successful, our revenue would be adversely affected.

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2020 and 2019, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 30% and 29% of our total net revenue, respectively.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $1.6 billion of debt, consisting of notes due at various times from December 2022 to January 2030, as described in Part 1, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, as described in Part1, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
•cause us to dedicate a substantial portion of our cash flows from operations towards debt service obligations and principal repayments;
•increase our vulnerability to adverse changes in general economic, industry, and competitive conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•impair our ability to obtain future financing for working capital, capital expenditures, acquisitions, general corporate, or other purposes; and
•due to limitations within the debt instruments, restrict our ability to grant liens on property, enter into certain mergers, dispose of all or substantially all of the assets of Autodesk and its subsidiaries, taken as a whole, materially change our business, and incur subsidiary indebtedness, subject to customary exceptions.

We are required to comply with the covenants set forth in our credit agreement. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part 1, Item 1, and any outstanding indebtedness under the credit agreement may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

If we are not able to adequately protect our proprietary rights, our business could be harmed.

We rely on a combination of patent, copyright, and trademark laws, trade secret protections, confidentiality procedures, and contractual provisions to protect our proprietary rights. Despite such efforts to protect our proprietary rights, unauthorized parties from time to time have copied aspects of our software or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software is time-consuming and costly. We are unable to measure the extent to which unauthorized use of our software exists and we expect that unauthorized use of software will remain a persistent problem, particularly in emerging economies. Furthermore, our means of protecting our proprietary rights may not be adequate.

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our offerings by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our employees, customers, contractors, vendors, and partners. However, it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

We may face intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

As more software patents are granted worldwide, the number of offerings and competitors in our industries grows, and the functionality of products in different industries overlaps, we expect that software developers will be increasingly subject to infringement claims. Infringement or misappropriation claims have in the past been, and may in the future be, asserted against us, and any such assertions could harm our business. Additionally, certain patent holders without products have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents. Any such claims or threats, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, cause product delays, or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business.

We rely on software from third parties, and a failure to properly manage our use of third-party software could result in increased costs or loss of revenue.

Many of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and under public open source licenses. We have internal processes to manage our use of such third-party software. However, if we fail to adequately manage our use of third-party software, then we may be subject to copyright infringement or other third-party claims. If we are non-compliant with a license for commercial software, we may be required to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software licensed under certain “copyleft” licenses, the license itself, or a court-imposed remedy for non-compliant use of the open source software, may require that proprietary portions of our own software be publicly disclosed or licensed. This could result in a loss of intellectual property rights, increased costs, damage to our reputation, and/or a loss of revenue.

From time to time we realign or introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

As part of our effort to accommodate our customers' needs and demands and the rapid evolution of technology, we from time to time evolve our business and sales initiatives such as realigning our development and marketing organizations, offering software as a service, and realigning our internal resources in an effort to improve efficiency. We may take such actions without clear indications that they will prove successful and, at times, we have been met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers'

needs at the right time and price. Often, we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue, or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

Net revenue, billings, earnings, cash flow, or subscriptions shortfalls or volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other risk described in this Risk Factors section and the following:
•shortfalls in our expected financial results, including net revenue, billings, earnings, and cash flow or key performance metrics, such as subscriptions, including as a result of the current COVID-19 pandemic, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;
•quarterly variations in our or our competitors' results of operations;
•general socioeconomic, political, or market conditions, including from an economic downturn or recession in the United States or in other countries around the world;
•changes in forward-looking estimates of future results, how those estimates compare to securities analyst expectations, or changes in recommendations or confusion on the part of analysts and investors about the short- and long-term impact to our business;
•uncertainty about certain governments' abilities to repay debt or effect fiscal policy;
•announcements of new offerings or enhancements by us or our competitors;
•unusual events such as significant acquisitions, divestitures, regulatory actions, and litigation;
•changes in laws, rules, or regulations applicable to our business;
•outstanding debt service obligations; and
•other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

Our success and ability to invest and grow depend largely on our ability to attract and retain highly skilled technical, professional, managerial, sales, and marketing personnel. Historically, competition for these key personnel has been intense. The loss of services of any of our key personnel, including key personnel joining our company through acquisitions, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

Our investment portfolio consists of a variety of investment vehicles that are subject to interest rate trends, market volatility, and other economic factors. If general economic conditions decline, this could cause the credit ratings of our investments to deteriorate and illiquidity in the financial marketplace, and we may experience a decline in interest income and an inability to sell our investments, leading to impairment in the value of our investments.

It is our policy to invest our cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and to limit the amounts invested with any one institution, type of security, or issuer. However, we are subject to general economic conditions, interest rate trends, and volatility in the financial marketplace that can affect the income that we receive from our investments, the net realizable value of our investments (including our cash, cash equivalents and marketable securities), and our ability to sell them. Any one of these factors could reduce our investment income or result in material charges, which in turn could impact our overall net income (loss) and earnings (loss) per share.

From time to time we make direct investments in privately held companies. Investments in privately held companies are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies and, as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

A loss on any of our investments may cause us to record an other-than-temporary impairment charge. The effect of this charge could impact our overall net income (loss) and earnings (loss) per share. In any of these scenarios, our liquidity may be negatively impacted, which in turn may prohibit us from making investments in our business, taking advantage of opportunities, and potentially meeting our financial obligations as they come due.

We are subject to legal proceedings and regulatory inquiries, and we may be named in additional legal proceedings or become involved in regulatory inquiries in the future, all of which are costly, distracting to our core business, and could result in an unfavorable outcome or a material adverse effect on our business, financial condition, results of operations, cash flows, or the trading prices for our securities.

We are involved in legal proceedings and receive inquiries from regulatory agencies. As the global economy has changed and our business has evolved, we have seen an increase in litigation activity and regulatory inquiries. Like many other high technology companies, the number and frequency of inquiries from U.S. and foreign regulatory agencies we have received regarding our business and our business practices, as well as the business practices of others in our industry, have increased in recent years. In the event we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Any claims or regulatory actions initiated by or against us, whether successful or not, could result in expensive costs of defense, costly damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of significant operational resources, or otherwise harm our business. In any such event, our financial results, results of operations, cash flows, or the trading prices for our securities could be negatively impacted.

Changes in tax rules and regulations, and uncertainties in interpretation and application, could materially affect our tax obligations and effective tax rate.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our expected geographic mix of earnings; statutory rates; intercompany arrangements, including the manner we develop, value, and license our intellectual property; and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. While we believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by tax authorities and may have a significant impact on our effective tax rate.

Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the U.S. Tax Cuts and Jobs Act (“Tax Act”), which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year, and significant tax legislation was included in the March 2020 CARES Act. Due to the complexity and varying interpretations of the Tax Act and the CARES Act, the U.S. Department of Treasury and other standard-setting bodies have been issuing and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate effect o our results of operations from both the Tax Act and the CARES Act, including for our prior tax years.

Increasingly, tax authorities are scrutinizing existing corporate tax regulatory and legal regimes. Many countries in the European Union as well as other countries and organizations such as the Organization for Economic Cooperation and Development are actively considering new taxing regimes and changes to existing tax laws that are contrary to the way we have interpreted and historically applied the rules and regulations in our tax returns for such jurisdictions. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.

Changes in existing financial accounting standards or practices, or taxation rules or practices may adversely affect our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practices could have a significant adverse effect on our results of operations or the way we conduct our business. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.

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

In preparing our financial statements we make certain assumptions, judgments, and estimates that affect amounts reported in our consolidated financial statements which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments, and estimates for a number of items, including revenue recognition for our hybrid desktop software and cloud service subscriptions, the fair value of financial instruments, goodwill, long-lived assets and other intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. We also make assumptions, judgments, and estimates in determining the accruals for employee-related liabilities including commissions, bonuses, and sabbaticals; and in determining the accruals for uncertain tax positions, partner incentive programs, product returns reserves, allowances for doubtful accounts, asset retirement obligations and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

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

Disruptions in licensing relationships and with third-party developers could adversely impact our business.

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

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. Our partnering strategy creates a dependency on such independent developers. Independent developers, including those who currently develop solutions for us in the U.S. and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-U.S. jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export, and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

Our business may be significantly disrupted upon the occurrence of a catastrophic event.

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems, and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack, terrorism, or war, or business interruption from epidemics or pandemics, or the fear of such events, could adversely impact our business, financial results, and financial condition. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country's or region's demand for our products, thereby negatively impacting our financial results.

If we were required to record an impairment charge related to the value of our long-lived assets or an additional valuation allowance against our deferred tax assets, our results of operations would be adversely affected.

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, and our results of operations would be adversely affected. Our deferred tax assets include net operating loss, amortizable tax assets, and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. We have a full valuation allowance against our U.S., Canada, and Netherlands deferred tax assets. Changes in the amount of the U.S. and foreign jurisdictions valuation allowance could also result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted, and our results of operations could be materially affected. We will continue to perform these tests on our worldwide deferred tax assets, and any future adjustments to the realizability of our deferred tax assets may have a material effect on our financial condition and results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with an acquisition completed in August 2020, we entered into an agreement to issue up to an estimated 20,674 shares of our common stock (based on the closing price of our common stock on October 31, 2020) as partial consideration for the acquisition, contingent upon the achievement of certain events expected in fiscal 2022 and fiscal 2023. The exact number of shares will be determined and issued following these events. The issuance of shares of our common stock in this acquisition will not be registered under the Securities Act of 1933, as amended (the "Securities Act"). Such shares will be issued in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2 above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

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

Dated: December 4, 2020

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)