Form 10-K
period 2021-01-31
Autodesk, Inc.
filed 2021-03-19
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 219.0 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the Nasdaq Global Select Market on July 31, 2020) was approximately $51.8 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2021, the registrant had outstanding 219,592,294 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2021.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; future financial results (by product type and geography) and subscriptions; the effectiveness of our efforts to successfully manage transitions to new markets; expectations for recurring revenue, net revenue retention rate, operating expenses, cash flow, remaining performance obligations, our subscription base, and other financial and operational metrics; the effects of global economic and political conditions, including the impact of economic volatility and geopolitical activities in certain countries; the impact of the coronavirus (COVID-19) pandemic on our business and results of operations; the impact of past and planned acquisitions and investment activities; expected market trends and market opportunities; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new businesses and sales initiatives; cybersecurity and privacy issues or incidents; the effect of competition; the effect of unemployment; the availability of credit; the effects of revenue recognition; the effects of newly recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs and expenditures; the effects of fluctuations in exchange rates and our hedging activities on our financial results; the effect of laws and regulations that we are subject to; the timing and amount of purchases under our stock repurchase plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

PART I

ITEM 1.BUSINESS

Note: A glossary of terms used in this Form 10-K appears at the end of this Item 1.

GENERAL

We are a global leader in 3D design, engineering, and entertainment software and services, offering customers productive business solutions through powerful technology products and services. We serve customers in architecture, engineering, and construction; product design and manufacturing; and digital media and entertainment industries. Our customers design, fabricate, manufacture, and build anything by visualizing, simulating, and analyzing real-world performance early in the design process. These capabilities allow our customers to foster innovation, optimize their designs, streamline their manufacturing and construction processes, save time and money, improve quality, deliver more sustainable outcomes, communicate plans, and collaborate with others. Our professional software products are sold globally, both directly to customers and through a network of resellers and distributors.

Corporate Information

Our internet address is www.autodesk.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Investor Relations portion of our website at www.autodesk.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

PRODUCTS

Our architecture, engineering, and construction products improve the way building, infrastructure, and industrial projects are designed, built, and operated. Our product development and manufacturing software provides manufacturers in automotive, transportation, industrial machinery, consumer products, and building product industries with comprehensive digital design, engineering, manufacturing, and production solutions. These technologies bring together data from all phases of the product development and production life cycle, creating a digital pipeline that supports greater productivity, accuracy through process automation, and insights that enable more sustainable outcomes. Our digital media and entertainment products provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects, and games production. Our portfolio of products and services enables our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others. A summary of our revenue by geographic area and product family is found in Note 2, “Revenue Recognition,” in the Notes to Consolidated Financial Statements.

Autodesk’s product offerings, sold through a subscription, include:

Architecture, Engineering and Construction (“AEC”)

•AutoCAD Civil 3D

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

•BIM 360

BIM 360 construction management cloud-based software enables almost anytime, anywhere access to project data throughout the building construction lifecycle. BIM 360 empowers those in the field to better anticipate and act, and those in the back office to optimize and manage all aspects of construction performance.

•Industry Collections

The AEC Collection, including AutoCAD, AutoCAD Civil3D, and Revit, aims to help our customers design, engineer, and construct higher quality, more predictable building and civil infrastructure projects, commonly used by AEC industry experts.

•PlanGrid

PlanGrid cloud-based field collaboration software provides general contractors, subcontractors, owners, and architects access to construction information in real time. With PlanGrid technology, any construction team member can manage and update blueprints, specs, photos, requests for information (RFIs), field reports, punchlists, and other critical jobsite data. The data collected within PlanGrid software acts as a digital trail during the building process, allowing for easy turnover to the owner for operations and maintenance after construction is complete. PlanGrid mobile-first technology is accessible on modern desktop, laptop, or mobile devices, including native iOS, Android, and Windows.

•Revit

Revit software is built for Building Information Modeling (“BIM”) to help professionals design, build, and maintain higher-quality, more energy-efficient buildings. Using the information-rich models created with Revit, architects, engineers, and construction firms can collaborate to make better-informed decisions earlier in the design process to deliver projects with greater efficiency. Revit includes features for architectural, mechanical, electrical, and plumbing design as well as structural engineering and construction, providing a comprehensive solution for the entire building project team.

AutoCAD and AutoCAD LT

•AutoCAD

AutoCAD software is a customizable and extensible CAD application for professional design, drafting, detailing, and visualization. AutoCAD software provides digital tools that can be used independently and in conjunction with other specific applications in fields ranging from construction and civil engineering to manufacturing and plant design.

•AutoCAD LT

AutoCAD LT software is purpose built for professional drafting and detailing. AutoCAD LT includes document sharing capability without the need for software customization or certain advanced functionality found in AutoCAD. Users can share all design data with team members who use AutoCAD or other Autodesk products built on AutoCAD.

Manufacturing (“MFG”)

•CAM Solutions

Our computer-aided manufacturing (“CAM”) software offers industry-leading solutions for computer numerical control (“CNC”) machining, inspection, and modeling for manufacturing. A comprehensive line-up of expert products, including PowerMill, FeatureCAM, PowerInspect, PowerShare, and others, help our customers manufacture complex, innovative products and components with maximum quality, control, and production efficiency.

•Fusion 360

Fusion 360 is the first 3D CAD, CAM, and computer-aided engineering (“CAE”) tool of its kind. It connects the entire product development process on a single cloud-based platform.

•Industry Collections

The Product Design & Manufacturing Collection offers connected, professional-grade tools that help our customers make great products today and compete in the changing manufacturing landscape of the future. The collection offers access to a wide range of our products, including AutoCAD, Fusion 360, Vault, and Inventor.

•Inventor

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

•Vault

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

Media and Entertainment (“M&E”)

•Industry Collections

The M&E Collection provides end-to-end creative tools for entertainment creation. This collection enables animators, modelers, and visual effects artists to access the tools they need, including Maya and 3ds Max, to create compelling effects, 3D characters, and digital worlds.

•Maya

Maya software provides 3D modeling, animation, effects, rendering, and compositing solutions that enable film and video artists, game developers, and design visualization professionals to digitally create engaging, lifelike images, realistic animations and simulations, extraordinary visual effects, and full-length animated feature films.

•Shotgun

Shotgun is cloud-based software for review and production tracking in the M&E industry. Creative companies use the Shotgun platform to provide essential business tools for managers and visual collaboration tools for artists and supervisors, who often work globally with distributed teams.

•3ds Max

3ds Max software provides 3D modeling, animation, and rendering solutions that enable game developers, design visualization professionals, and visual effects artists to digitally create realistic images, animations, and complex scenes and to digitally communicate abstract or complex mechanical, architectural, engineering, and construction concepts.

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

The software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. To address this shift, Autodesk made a strategic decision to shift its business model from selling perpetual licenses to selling subscriptions. Subscription plan offerings are designed to give our customers increased flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-based users and small businesses. Subscriptions represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders. In 2017, we commenced a program to incentivize maintenance plan customers to move to subscription plan offerings, maintenance-to-subscription (“M2S”), while at the same time increasing maintenance plan pricing over time for customers that remain on maintenance plans. As a result of this shift, a substantial majority of our customers have converted to subscription plan offerings and we will be retiring all remaining maintenance plan offerings as of May 7, 2021. Additionally, in order to offer better service to our customers, we are transitioning our existing customers from serial numbers to named users. We completed the migration of our single-user subscriptions from serial numbers in fiscal 2021 and are transitioning multi-user subscriptions to named users through August 2023.

We dedicate considerable technical and financial resources to research and development to deliver additional automation and insights to our customers through artificial intelligence, machine learning, and generative design, which increase efficiency and sustainability and reduce waste. These investments further enhance our existing products and create new solutions and technologies which connect the workflows and data of our customers across the ecosystem of their projects and expand our market opportunity. Our tools connect and automate the phases of design and creation, enabling greater collaboration and the seamless flow of data for individuals and teams across all phases.

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

MARKETING AND SALES

We sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. To a lesser extent we also transact directly with our enterprise and named account customers and with customers through our online Autodesk branded store. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,700 resellers and distributors worldwide. For fiscal 2021, approximately 69% of our revenue was derived from indirect channel sales through distributors and resellers.

We anticipate that our channel mix will continue to change, particularly as we scale our online Autodesk branded store business and our largest accounts shift towards direct-only business models. Importantly, we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. We employ a variety of incentive programs and promotions to align our reseller channel with our business strategies. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor and reseller networks. The loss of, or a significant reduction in, business with any one of our major distributors or large resellers could harm our business. See Item 1A, “Risk Factors,” for further discussion.

Sales through our largest distributor, Tech Data Corporation and its global affiliates (collectively, “Tech Data”), accounted for 37% of our net revenue for the fiscal year ended January 31, 2021, and 35% of our net revenue for both fiscal years ended January 31, 2020 and 2019. Ingram Micro Inc. (“Ingram Micro”), our second-largest distributor, accounted for 10% of Autodesk's total net revenue for both fiscal years ended January 31, 2021 and 2020, and 11% of Autodesk's total net revenue for fiscal year ended January 31, 2019. We believe our business is not substantially dependent on either Tech Data or Ingram Micro. Should any of the agreements between us and Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

Our customer-related operations are divided into three geographic regions: the Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). Each geographic region is supported by global marketing and sales organizations. These organizations develop and manage overall marketing and sales programs and work closely with a network of domestic and international sales offices. We believe that international sales will continue to comprise the majority of our total net revenue. Adverse economic conditions and currency exchange rates in the countries that contribute a significant portion of our net revenue, including emerging economies, may have an adverse effect on our business in those countries and our overall financial performance. Our international operations and sales subject us to a variety of risks. See Item 1A, “Risk Factors,” for further discussion.

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

We generate revenue primarily through various offerings that provide recurring revenue. Under our subscription plan, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions through term-based product subscriptions, cloud service offerings, and enterprise business agreements (“EBAs”). Historically, we have had increased EBAs sale activity in our fourth fiscal quarter. This seasonality may not have an immediate impact on our revenue as we recognize subscription revenue over the term of the contract. This seasonality may also affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters. With the discontinuation of the sale of perpetual licenses, we have transitioned away from selling a mix of perpetual licenses and maintenance plans in favor of a consolidated subscription model. However, our customers who have previously purchased a perpetual use license for the most recent version of the underlying product are able to renew a previously purchased maintenance plan, until maintenance offerings are retired as of May 7, 2021, that provides them with unspecified upgrades when and if available, and receive online support during the term of their maintenance contract.

CUSTOMER AND RESELLER SUPPORT

We provide technical support and training to customers through a multi-tiered support model, augmented by direct programs designed to address certain specific customer needs. Most of our customers receive support and training from the resellers and distributors from which they purchased subscriptions or licenses for our products or services, with Autodesk in turn providing second-tier support to the resellers and distributors. Other customers are supported directly via self-service using the Autodesk Knowledge Network, which guides customers to answers in our online support assets, support forums, or webinars, or to support representatives using different modalities such as social media, phone, email, and webchat. We also support our resellers and distributors through technical product training, sales training classes, webinars, and other knowledge-sharing programs.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE PROGRAMS

Impact at Autodesk

To help our customers imagine, design, and make a better world, we focus our environmental, social, and governance efforts on the outcomes where we can drive the greatest positive impact; partnering with our customers and enabling their sustainable practices through our products, catalyzing industry action by delivering free learning and training resources and providing software grants and support to qualifying nonprofits and entrepreneurs, and leading by example with our business practices and with our employees. Through our products and services, we partner with our customers to help them better understand and improve the environmental, energy, and materials performance of everything they make, help them make products, buildings, and entire cities that foster healthy and resilient communities, and help them adapt, grow, and prosper alongside increasing levels of automation.

Education

Autodesk is committed to helping fuel a lifelong passion for design and making among students of all ages, both within and outside the classroom. We offer free educational licenses of Autodesk’s professional software to students, educators, and accredited educational institutions worldwide. We inspire and support beginners with Tinkercad, a simple online 3D design and 3D printing tool. Through Autodesk Design Academy, we provide secondary and post-secondary schools hundreds of standards-aligned class projects to support design-based disciplines in Science, Technology, Engineering, Digital Arts, and Math (STEAM) using Autodesk’s professional-grade design, engineering, and entertainment software. Autodesk Design Academy curricula is also syndicated on iTunes U and Udemy, where millions of students go to learn online. Classes and projects are available on our Instructables website for anyone looking to expand their “making” skills. In November 2020, we launched a credential program, which empowers current and future Autodesk customers to learn in-demand toolsets, skillsets, and mindsets, while earning credentials that demonstrate their job readiness. We offer self-paced, modular learning through a range of skill levels, roles, and career ambitions, helping professionals demonstrate and apply relevant knowledge, step into emerging roles, and stay at the forefront of their industry. Our intention is to make Autodesk software ubiquitous and the design and making software of choice for those poised to become the next generation of professional users.

Sustainability

Climate Change

In addressing the global challenges posed by climate change, we make it possible for our customers to innovate and respond to associated changes in regulation, building code, physical climate parameters, and other climate-related developments. This effort can directly and indirectly create more demand for existing and new Autodesk products and services in the short and long-term. Furthermore, our leadership is committed to taking climate action and that commitment goes hand in hand with our values and reputation in the marketplace.

Climate Change Management Actions

To drive continued progress and meet growing demand, we continue to expand the solutions, education, and support we offer, helping customers secure a competitive advantage for a low-carbon future by designing high-performance buildings, resilient cities and infrastructure, and more efficient transportation and products. To continue to grow this market, we provide software and support to early-stage entrepreneurs, nonprofit organizations, and start-up companies who are designing clean technologies. We are expanding these offerings based upon demand and opportunity in response to challenges posed by climate change.

Internally, we are investing in best practices to mitigate our greenhouse gas emissions and climate change risk through investments in renewable energy, energy efficiency, and disaster management and recovery strategies. In fiscal 2020, we attained our science-based greenhouse gas reduction target of 43% emissions reduced since fiscal 2009 and we have announced a new commitment to being net-zero emissions by the end of fiscal 2021. Our assured results on this new commitment will be published in our fiscal 2021 impact report.

Emissions Performance & Other Key Performance Indicators

By end of fiscal 2020, Autodesk had reduced its net greenhouse gas emissions for its operational boundary by 43% from our fiscal year 2009 baseline to 172,000 metric tons of carbon dioxide equivalent. This reduction was accomplished through increased investment in renewable energy and energy efficiency in our global real estate portfolio and investments with our customers to create carbon avoidance projects that generate verified emission reduction credits. More information about our sustainability commitment can be found in our annual impact reports, which we have published on our website since 2008. Our fiscal 2021 impact report will be published in the second quarter of fiscal 2022.

Philanthropy

The Autodesk Foundation (the “Foundation”), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to create a better world at work, at home, and in the community by matching employees’ volunteer time and/or donations to nonprofit organizations; and to support organizations and individuals using design to drive positive social and environmental impact. In the latter case, we use grant funding, software donations, and training to accomplish this goal, selecting the most impactful and innovative organizations around the world, thus leading to a better future for our planet. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, social and environmental entrepreneurs, and others who are developing design solutions that will shape a more sustainable future. In fiscal 2020, Autodesk committed to target 1% of annual operating margin for the long-term support of the Autodesk Foundation.

DEVELOPER PROGRAMS

Our business and our customers benefit from our relationships with an extensive developer network. These developers create and sell their own interoperable products that further enhance the range of integrated solutions available to our customers. One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we created a web services platform, Autodesk Forge, which includes web services that enable software developers to rapidly develop the next generation of applications and experiences that will power the future of making things. Forge facilitates the development of a single connected ecosystem for integrating Autodesk applications with other enterprise, web, and mobile solutions.

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

INTELLECTUAL PROPERTY AND LICENSES

We maintain an active program to legally protect our investment in technology through intellectual property rights. We protect our intellectual property through a combination of patent, copyright, trademark, and trade secret protections, confidentiality procedures, and contractual provisions. The nature and extent of legal protection associated with each such intellectual property right depends on, among other things, the type of intellectual property right and the given jurisdiction in which such right arises. We believe that our intellectual property rights are valuable and important to our business.

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

We retain ownership of software we develop. Our combined hybrid offerings include both desktop software and cloud functionality. Desktop software is licensed to users pursuant to ‘click through’ or signed license agreements containing restrictions on duplication, disclosure, and transfer. Cloud software and associated services are provided to users pursuant to online or signed terms of service agreements containing restrictions on access and use.

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

TALENT

Our employees play a central role in the success of our long-term strategy. Autodesk’s Culture Code defines values and behaviors that support our commitment to being a customer company, where each employee takes responsibility for understanding our customers’ needs, expectations, and experiences. As of January 31, 2021, we employed approximately 11,500 people, an increase from approximately 10,100 employees as of the end of fiscal year 2020. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by trade unions or work councils. We have never experienced any work stoppages and believe our employee relations are good. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

Diversity and Belonging

Autodesk is committed to building and maintaining a diverse workforce and a culture of belonging that welcomes people from all backgrounds, perspectives, and beliefs. We have developed a holistic, updated global Diversity and Belonging (“D&B”) strategy, which began with inviting employees representing all levels, regions, organizations, and a rich mix of demographics, to join focus groups to share their feedback, ideas, and experiences. Our D&B strategy includes a variety of activities, such as inclusive leadership training for all people managers and senior employees, hiring manager and interview classes that include training on mitigating bias and inclusive practices, and a D&B speaker series featuring leaders from a range of disciplines.

To help us build a more diverse workforce, we have continued to invest in our diversity partnerships. We partner with educational institutions such as Hispanic-Serving Institutions and Historically Black Colleges and Universities, and professional organizations around the globe supporting underrepresented groups in technology. We provide a variety of scholarships, internship programs, mentoring and development partnerships, and program support to organizations focused on women and underrepresented groups.

We also have an Emerging Leaders Program which is focused on developing a diverse cohort of leaders through professional development, mentoring, and networking opportunities. In addition, we provide ongoing development opportunities, such as the Autodesk Mentorship Program, which provides one-on-one mentorship relationships. Autodesk has seven employee resource groups (“ERGs”), which are employee-led groups that bring employees together based on common backgrounds or diversity characteristics, to foster a sense of belonging and connection.

Additional information on our D&B program, initiatives, and metrics can be found on our website at https://www.autodesk.com/company/diversity-and-inclusion.

Professional Development and Employee Impact

We believe career development plays an important role in keeping our employees engaged and to provide additional opportunities to grow and build their careers. Autodesk offers extensive professional and technical development opportunities for our employees. These include self-service online modules and personalized learning paths, professional and management development programs, and a tuition reimbursement program.

We also encourage our employees to advance our vision for a better world and support their professional development by participating in our pro bono consulting program, using paid time to volunteer, and have their charitable giving matched by the Autodesk Foundation.

Total Rewards

To attract, retain, and support our highly qualified employees, we offer competitive compensation and benefits, which include an element of choice to meet the needs of our diverse and global population. In addition to base pay and opportunities to receive short- and long-term incentives, we have an employee stock purchase plan, and retirement and other financial support. In addition to comprehensive health insurance and wellness benefits, we have a generous time off program, including sabbatical, financial tools and education, and an employee assistance program. This past fiscal year, we made changes to our equity strategy, expanding our grant program eligibility for new hires and existing employees. As part of this strategy, we made a one-time equity grant to all regular employees with no unvested equity to align all employees to the long-term success of the company and encourage an owner mindset.

COVID-19

In response to the COVID-19 pandemic, we supported our employees by adopting remote work and providing reimbursements to employees to equip their home offices, unlimited videoconferencing access to gather virtually with friends and family, and additional company holidays in recognition of the unusual demands of the working environment during the pandemic. The Autodesk Foundation encouraged employee impact through an expanded 2:1 match for all eligible COVID-19-related donations.

ACQUISITIONS

Over the past three fiscal years, we acquired new technology or supplemented our existing technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2021, 2020, and 2019, we acquired companies accounted for as business combinations. The following were significant acquisitions for fiscal years 2021, 2020, and 2019:

Date of closing	Company	Details
November 2020	Spacemaker AS ("Spacemaker")	The acquisition of Spacemaker strengthened and enabled Autodesk’s early-stage design and outcome-based design capabilities.
January 2019	BuildingConnected, Inc. ("BuildingConnected")	The acquisition of BuildingConnected enabled Autodesk to add bid-management capabilities to its construction portfolio.
December 2018	PlanGrid, Inc. ("PlanGrid")	The acquisition of PlanGrid enabled Autodesk to offer a more comprehensive, cloud-based construction platform.
July 2018	Assemble Systems, Inc. ("Assemble Systems")	The acquisition of Assemble Systems enabled Autodesk's customers to influence, query and connect BIM data to key workflows across bid management, estimating, scheduling, site management and finance.

We acquire technology-related assets that are complementary to or otherwise enhance our existing technologies. We also make investments in privately held companies that develop technology that is complementary to or provide strategic value and expand opportunities for our technologies.

REGULATION

We are subject to various regulations, particularly those involving privacy and import/export controls. See Item 1A, “Risk Factors—Risks Relating to Laws and Regulations,” for further discussion.

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

Design Business: Represents the combination of maintenance, product subscriptions, and all EBAs. Main products include, but are not limited to, AutoCAD, AutoCAD LT, Industry Collections, Revit, Inventor, Maya, and 3ds Max. Certain products, such as our computer aided manufacturing solutions, incorporate both Design and Make functionality and are classified as Design.

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

Make Business: Represents certain cloud-based product subscriptions. Main products include, but are not limited to, Assemble, BIM 360, BuildingConnected, PlanGrid, Fusion 360, and Shotgun. Certain products, such as Fusion 360, incorporate both Design and Make functionality and are classified as Make.

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

Other Revenue: Consists of revenue from consulting, training, and other products and services, and is recognized as the products are delivered and services are performed.

Product Subscription: Provides customers a flexible, cost-effective way to access and manage 3D design, engineering, and entertainment software tools. Our product subscriptions currently represent a hybrid of desktop and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders.

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

Subscription Revenue: Includes our term-based product subscriptions, cloud service offerings, and flexible EBAs.

Unbilled Deferred Revenue: Unbilled deferred revenue represents contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, and maintenance for which the associated deferred revenue has not been recognized. Under FASB Accounting Standards Codification (“ASC”) Topic 606, unbilled deferred revenue is not included as a receivable or deferred revenue on our Condensed Consolidated Balance Sheet.

ITEM 1A. RISK FACTORS
We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Form 10-K, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition, and future results of operations. If any of the following risks actually occur, our business, financial condition, or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the forward-looking statements described elsewhere in this Form 10-K and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in forward-looking statements.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. These risks are described more fully below and include, but are not limited to, risks relating to the following:
•Our strategy to develop and introduce new products and services, exposing us to risks such as limited customer acceptance, costs related to product defects, and large expenditures.
•The effects of the COVID-19 pandemic and related public health measures.
•Global economic and political conditions.
•Costs and challenges associated with strategic acquisitions and investments.
•Dependency on international revenue and operations, exposing us to significant international regulatory, economic, intellectual property, collections, currency exchange rate, taxation, political, and other risks.
•Inability to predict subscription renewal rates and their impact on our future revenue and operating results.
•Existing and increased competition and rapidly evolving technological changes.
•Fluctuation of our financial results, key metrics and other operating metrics.
•Deriving a substantial portion of our net revenue from a small number of solutions, including our AutoCAD-based software products and collections.
•Any failure to successfully execute and manage initiatives to realign or introduce new business and sales initiatives.
•Net revenue, billings, earnings, cash flow, or subscriptions shortfalls or volatility of the market causing the market price of our stock to decline.
•Social and ethical issues relating to the use of artificial intelligence in our offerings.
•Security incidents compromising the integrity of our or our customers’ offerings, services, data, or intellectual property.
•Reliance on third parties to provide us with a number of operational and technical services as well as software.
•Our highly complex software, which may contain undetected errors, defects, or vulnerabilities.
•Increasing regulatory focus on privacy issues and expanding laws.
•Governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
•Protection of our intellectual property rights and intellectual property infringement claims from others.
•The government procurement process.
•Fluctuations in currency exchange rates.
•Our debt service obligations.
•Our investment portfolio consisting of a variety of investment vehicles that are subject to interest rate trends, market volatility, and other economic factors.

Risks Relating to Our Business and Strategy

Our strategy to develop and introduce new products and services exposes us to risks such as limited customer acceptance, costs related to product defects, and large expenditures, each of which may result in no additional net revenue or decreased net revenue.

The software industry is characterized by rapid technological changes as well as changes in customer requirements and preferences. In recent years, the industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. Customers are also reconsidering how they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources, such as our introduction of flexible subscription and service offerings and our transition of multi-subscription plans to named-user plans. It is uncertain whether these strategies, including our product and pricing changes, will accurately reflect customer demand or be successful, or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We make such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers’ requirements, our business, financial condition, or results of operations may be adversely impacted.

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

Our executive management team must continuously act quickly and with vision, given the rapidly changing customer expectations and technology advancements inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products, and the rapid evolution of cloud computing, mobile devices, new computing platforms, and other technologies, such as consumer products. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy or adapt the strategy as market conditions evolve, we may fail to meet our customers’ expectations, be unable to compete with our competitors' products and technology, and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

The effects of the COVID-19 pandemic and related public health measures have affected how we and our customers are operating our respective businesses, and the extent of the impact on our business and results of operations remains uncertain.

We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel and work locations, as well as virtualization, postponement, or cancellation of certain sales and marketing events, among other changes. We have observed other companies as well as governments taking precautionary measures to address COVID-19. We continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent of the impact of any such modifications on our business, including the effects on our customers and prospects, and on our financial results, remains uncertain.

In particular, if we are not able to retain current customers and attract new business, including multi-year contracts, or if customer renewal rates decline or fluctuate, it could have a material adverse effect upon our business and results of operations. During fiscal 2021, we took a number of actions to support our customers, including extending payment terms to 60 days through the beginning of August 2020, offering free commercial use of our cloud collaboration products through June 2020, delaying the transition from multi-user licenses to named-user licenses from May to August 2020 to minimize disruption, and deferring a 20% maintenance price increase from May to August 2020. These actions have affected our cash flow, and if these actions as well as our other sales and marketing activities are not successful in retaining current customers and in closing new business, our business and results of operations could be materially adversely affected.

Given the evolving business environment as a result of the COVID-19 pandemic, we are actively managing our spending, reducing travel and entertainment expense, monitoring our hiring rate, and rationalizing our marketing spend. We will continue to invest in critical areas such as R&D, construction, and digitizing the company to support our future success as we come out of the pandemic. If we are not able to successfully manage our spending and investment, it could have a material adverse effect on our cash balances, business, and results of operations.

Global economic and political conditions may further impact our industries, business, and financial results.

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, the coronavirus (COVID-19) pandemic has caused additional uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which COVID-19 will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact on our customers, vendors, distributors, and resellers, as well as other factors, including the full duration and the extent of the pandemic; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

As described elsewhere in these risk factors, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased political and economic unpredictability globally and may increase the volatility of global financial markets, and the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations, and financial condition. A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counter-parties and could also impair our banking partners, on which we rely for operating cash management. Any of these events could harm our business, results of operations, and financial condition.

Our business could be adversely impacted by the costs and challenges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2021. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:
•the inability to retain customers, key employees, vendors, distributors, business partners, and other entities associated with the acquired business;
•the potential that due diligence of the acquired business or solution does not identify significant problems;
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including claims from terminated employees, customers, or other third parties;
•the potential for incompatible business cultures;
•significantly higher than anticipated transaction or integration-related costs;

•potential additional exposure to economic, tax, currency, political, legal, and regulatory risks associated with specific countries; and
•the potential impact on relationships with existing customers, vendors, and distributors as business partners as a result of acquiring another business.

We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. Acquisitions and investments have in the past and may in the future contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments, and could negatively impact our financial results.

We are dependent on international revenue and operations, exposing us to significant international regulatory, economic, intellectual property, collections, currency exchange rate, taxation, political, and other risks, which could adversely impact our financial results.

International net revenue represented 66% of our net revenue in both fiscal 2021 and 2020. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue and, as we expand our international development, sales, and marketing expertise, will provide significant support to our overall efforts in countries outside of the United States. Risks inherent in our international operations include:
•economic volatility;
•tariffs, quotas, and other trade barriers and restrictions;
•fluctuating currency exchange rates, including devaluations, currency controls, and inflation, and risks related to any hedging activities we undertake;
•changes in regulatory requirements and practices;
•delays resulting from difficulty in obtaining export licenses for certain technology;
•different purchase patterns as compared to the developed world;
•operating in locations with a higher incidence of corruption and fraudulent business practices, particularly in emerging economies;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption laws;
•difficulties in staffing and managing foreign sales and development operations;
•local competition;
•longer collection cycles for accounts receivable;
•U.S. and foreign tax law changes and the complexities of tax reporting;
•laws regarding the free flow of data across international borders and management of and access to data and public networks;
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

The United Kingdom’s exit from the European Union (“Brexit”) has exacerbated and may further exacerbate many of the risks and uncertainties described above. The application of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community, and the United Kingdom signed in December 2020 (the “TCA”), could have adverse tax, tax treaty, banking, operational, legal, regulatory, or other impacts on our businesses in the region. The withdrawal could also, among other potential outcomes, create currency volatility; disrupt the free movement of goods, services, and people between the United Kingdom and the European Union; and significantly disrupt trade between the United Kingdom and the European Union and other parties. Uncertainty around these and related issues could lead to adverse effects on the United Kingdom economy, the European Union economies, and the other economies in which we operate.

In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries in which we do business. New or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments, including the Chinese government, have instituted or considered imposing trade sanctions on certain U.S.-manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as a change in tariff structures, export compliance, or other trade policies, may increase the cost of, or otherwise interfere with, the conduct of our business.

Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks.

We may not be able to predict subscription renewal rates and their impact on our future revenue and operating results.

Our customers are not obligated to renew their subscriptions for our offerings, and they may elect not to renew, upgrade, or expand their subscriptions. We cannot assure renewal rates or the mix of subscriptions renewals. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing; competitive offerings; customer satisfaction; and reductions in customer spending levels, customer activity, or number of users due to economic downturns, including as a result of the current COVID-19 pandemic, or financial markets uncertainty. If our customers do not renew their subscriptions or if they renew on less favorable terms, our revenues may decline.

Existing and increased competition and rapidly evolving technological changes may reduce our revenue and profits.

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The markets in which we operate are characterized by vigorous competition, both by entrants with innovative technologies and by consolidation of companies with complementary offerings and technologies. Some of our competitors have greater financial, technical, sales and marketing, and other resources. Furthermore, a reduction in the number and availability of compatible third-party applications or our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms, may adversely affect the sale of our solutions. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins, and loss of market share, any of which would likely harm our business.

Our financial results, key metrics, and other operating metrics fluctuate within each quarter and from quarter to quarter, making our future revenue and financial results difficult to predict.

Our quarterly financial results, key metrics, and other operating metrics have fluctuated in the past and will continue to do so in the future. These fluctuations could cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other risks described in these risk factors, some of the factors that could cause our financial results, key metrics, and other operating metrics to fluctuate include:

•general market, economic, business, and political conditions in Europe, APAC, and emerging economies, including from an economic downturn or recession in the United States or other countries;
•failure to produce sufficient revenue, billings, subscription, profitability, and cash flow growth, including as a result of the COVID-19 pandemic;
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
•changes in revenue recognition or other accounting guidelines employed by us and/or established by the Financial Accounting Standards Board, Securities and Exchange Commission, or other rulemaking bodies;
•fluctuations in foreign currency exchange rates and the effectiveness of our hedging activity;
•dependence on and timing of large transactions;
•adjustments arising from ongoing or future tax examinations;
•the ability of governments around the world to adopt fiscal policies, meet their financial and debt obligations, and finance infrastructure projects;
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
•catastrophic events, natural disasters, or public health events, such as pandemics and epidemics, including COVID-19;
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

We derive a substantial portion of our net revenue from a small number of solutions, including our AutoCAD-based software products and collections, and if these offerings are not successful, our revenue would be adversely affected.

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During both fiscal 2021 and 2020, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 29% of our total net revenue, respectively.

From time to time we realign or introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

As part of our effort to accommodate our customers’ needs and demands and the rapid evolution of technology, from time to time we evolve our business and sales initiatives, such as realigning our development and marketing organizations, offering software as a service, and realigning our internal resources in an effort to improve efficiency. We may take such actions without clear indications that they will prove successful and, at times, we have been met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers’ needs at the right time and price. Often, we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue, or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

Net revenue, billings, earnings, cash flow, or subscriptions shortfalls or volatility of the market generally may cause the market price of our stock to decline.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other risks described in these risk factors and the following:
•shortfalls in our expected financial results, including net revenue, billings, earnings, and cash flow or key performance metrics, such as subscriptions, including as a result of the current COVID-19 pandemic, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;
•quarterly variations in our or our competitors’ results of operations;
•general socioeconomic, political, or market conditions, including from an economic downturn or recession in the United States or in other countries;
•changes in forward-looking estimates of future results, how those estimates compare to securities analyst expectations, or changes in recommendations or confusion on the part of analysts and investors about the short- and long-term impact to our business;
•uncertainty about certain governments’ abilities to repay debt or effect fiscal policy;
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

We partner with certain independent firms and contractors to perform some of our product development activities. We believe our partnering strategy allows us to achieve efficiencies in developing new products and maintaining and enhancing existing product offerings. This strategy creates a dependency on independent developers. Independent developers, including those who currently develop solutions for us in the United States and throughout the world, may not be able or willing to provide development support to us in the future. In addition, use of development resources through consulting relationships, particularly in non-U.S. jurisdictions with developing legal systems, may be adversely impacted by, and expose us to risks relating to, evolving employment, export, and intellectual property laws. These risks could, among other things, expose our intellectual property to misappropriation and result in disruptions to product delivery schedules.

Social and ethical issues relating to the use of artificial intelligence in our offerings may result in reputational harm or liability.

Social and ethical issues relating to the use of new and evolving technologies such as artificial intelligence (“AI”) in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.

Risks Relating to Our Operations
Security incidents may compromise the integrity of our or our customers’ offerings, services, data, or intellectual property, harm our reputation, damage our competitiveness, create additional liability, and adversely impact our financial results.
As we digitize Autodesk and use cloud- and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, our and our customers’ information. Like other software offerings and systems, ours are vulnerable to security incidents. We devote resources to maintain the security and integrity of our systems, offerings, services, and applications (online, mobile, and desktop). We accomplish this by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates, and accelerating our incident response time. We also provide annual information security training to our employees. Despite these efforts, we may not prevent security incidents, and we may face delays or other difficulties in identifying or responding to security incidents.
Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. Security incidents could disrupt the proper functioning of our systems, solutions, or services; cause errors in the output of our customers’ work; allow unauthorized access to sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive outcomes. The risk of a security incident, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application-centric attacks, peer-to-peer attacks, phishing, malicious file uploads, backdoor trojans, and distributed denial of service (DDoS) attacks. For example, in December 2020 it was widely reported that

SolarWinds, an information technology company, was the subject of a cyberattack that created security vulnerabilities for thousands of its clients. We identified a compromised SolarWinds server and promptly took steps to contain the incidents. While we believe that no customer operations or Autodesk products were disrupted as a result of this attack, other, similar attacks could have a significant negative impact on our systems and operations. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, or users to disclose information to gain access to our data or our users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. Despite efforts to create security barriers to such threats, it is impossible for us to entirely eliminate these risks.
If any of the foregoing security incidents were to occur or to be perceived to have occurred, our reputation may suffer, our competitive position may be diminished, customers may stop paying for our solutions and services, we could be required to expend significant capital and other resources to evaluate and alleviate the security incident and to try to prevent further or additional incidents, and we could face regulatory inquiry, lawsuits, and potential liability. We could incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, and our financial performance could be negatively impacted.
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

We rely on third parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our customers, employees, or partners. Any third-party security incident could compromise the integrity or availability of, or result in the theft of, data. In addition, our operations or the operations of our customers or partners could be negatively affected in the event of a security breach, and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our offerings and services, we could face lawsuits and potential liability, and our financial results could be negatively impacted.
Delays in service from third-party service providers could expose us to liability, harm our reputation, damage our competitiveness, and adversely impact our financial results.

From time to time, we may rely on a single or limited number of suppliers, or upon suppliers in a single country, for the provision of services and materials that we use in the operation of our business and production of our solutions. Inability of such third parties to satisfy our requirements could disrupt our operations or make it more difficult for us to implement our strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under data protection and privacy laws in certain jurisdictions, and our financial results could be negatively impacted.

We are investing in resources to update and improve our information technology systems to digitize Autodesk and support our customers. Should our investments not succeed, or if delays or other issues with new or existing information technology systems disrupt our operations, our business could be harmed.

We rely on our network and data center infrastructure, technology systems, and websites for our development, marketing, operational, support, sales, accounting, and financial reporting activities. We continually invest resources to update and improve these systems to meet the evolving requirements of our business and customers. In particular, our transition to cloud-based products and a subscription-only business model involves considerable investment in the development of technologies, as well as back-office systems for technical, financial, compliance, and sales resources. Such improvements are often complex, costly, and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with those systems. Unsuccessful implementation of hardware or software updates and improvements could result in disruption in our business operations, loss of customers, loss of revenue, errors in our accounting and financial reporting, or damage to our reputation, all of which could harm our business.

Our software is highly complex and may contain undetected errors, defects, or vulnerabilities, each of which could harm our business and financial performance.

The software solutions that we offer are complex and, despite extensive testing and quality control, may contain errors, defects, or vulnerabilities. Some errors, defects, or vulnerabilities in our software solutions may only be discovered after they have been released. Any errors, defects, or vulnerabilities could result in the need for corrective releases to our software solutions, damage to our reputation, loss of revenue, an increase in subscription cancellations, or lack of market acceptance of our offerings, any of which would likely harm our business and financial performance.

If we do not maintain good relationships with the members of our distribution channel, or if our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our subscriptions, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end users and through a network of distributors and resellers. For fiscal 2021 and 2020, approximately 69% and 70%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 37% and 35% of our total net revenue for fiscal 2021 and 2020, respectively and Ingram Micro accounted for 10% of our total net revenue for both fiscal 2021 and 2020, respectively. Should any of our agreements with Tech Data or Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. This could, in turn, negatively impact our financial results. For example, in June 2020, an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager, acquired Tech Data, and in December 2020, Platinum Equity, a global investment firm, announced that it had entered into a definitive agreement to acquire Ingram Micro from HNA Technology Co., Ltd., subject to stockholder and regulatory approvals. If there is any reseller or end user uncertainty caused by either acquisition, our ability to sell to these resellers and end users could, at least temporarily, be negatively impacted.

Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them, and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. Further, our distributors and resellers may lose confidence in our business, move to competitive products, or not have the skills or ability to support customers. The loss of or a significant reduction in business with those distributors or resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

We rely on software from third parties, and a failure to properly manage our use of third-party software could result in increased costs or loss of revenue.

Many of our products are designed to include software licensed from third parties. Such third-party software includes software licensed from commercial suppliers and under public open source licenses. While we have internal processes to manage our use of such third-party software, if such processes are inadequate, we may be subject to copyright infringement or other third-party claims. If we are non-compliant with a license for commercial software, we may be required to pay penalties or undergo costly audits pursuant to the license agreement. In the case of open-source software licensed under certain “copyleft” licenses, the license itself, or a court-imposed remedy for non-compliant use of the open source software, may require that proprietary portions of our own software be publicly disclosed or licensed. This could result in a loss of intellectual property rights, increased costs, re-engineering of our software, damage to our reputation, or loss of revenue.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, support, indemnities, assurances of title or controls on origin of the software, or other contractual protections regarding infringement claims or the quality of the code. Likewise, some open source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis.

Our business could be adversely affected if we are unable to attract and retain key personnel.

Our success and ability to invest and grow depend largely on our ability to attract and retain highly skilled technical, professional, managerial, sales, and marketing personnel. Historically, competition for these key personnel has been intense. The loss of services of any of our key personnel, including key personnel joining our company through acquisitions, inability to retain and attract qualified employees in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

We rely on third-party technologies and if we are unable to use or integrate these technologies, our solutions and service development may be delayed and our financial results negatively impacted.

We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our offerings to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses to, or inability to support, maintain, and enhance any such software could result in increased costs or delays until equivalent software can be developed, identified, licensed, and integrated, which would likely harm our business.

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

Technology created by outsourced product development, whether outsourced to third parties or developed externally and transferred to us through business or technology acquisitions, involves additional risks such as effective integration into existing products, adequate transfer of technology know-how, and ownership and protection of transferred intellectual property.

Risks Relating to Laws and Regulations

Increasing regulatory focus on privacy issues and expanding laws may impact our business or expose us to increased liability.

Our strategy to digitize Autodesk involves increasing our use of cloud- and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect and otherwise process customer data, which may include personal data. Federal, state, and foreign privacy and data security laws apply to the treatment of personal data; the regulatory framework for data privacy and security issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Governments, regulators, plaintiffs’ attorneys, privacy advocates, and customers have increased their focus on how companies collect, process, use, store, share, and transmit personal data.

The General Data Protection Regulation (“GDPR”) is applicable in all European Union member states and introduced new data protection requirements in the European Union and substantial fines for non-compliance. We have modified our privacy practices to comply with the GDPR and make use of model contractual clauses approved by the European Commission in relation to the transfer of personal data from the European Union to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield data transfer mechanism (the “Schrems II Ruling”). We do not anticipate any immediate change in our customers’ ability to continue to use our services and transfer data between the EU and the United States as a result of the Schrems II Ruling. In the decision, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. This decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. In November 2020, the European Commission released a draft of revised SCCs addressing the CJEU concerns. The European Data Protection Board also issued recommendations that, together with the revised SCCs, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the European Economic Area, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and adversely impact our business, financial condition, and operating results. The United Kingdom has enacted a Data Protection Act and legislation referred to as the “UK GDPR” that, collectively, substantially implement the GDPR, and provides for substantial penalties for non-compliance. However, Brexit has created uncertainty regarding data protection regulation in the United Kingdom and how data transfers to and from the United Kingdom will be regulated post-Brexit. The TCA provides for unrestricted flow of personal data from the European Union to the United Kingdom until either April 30, 2021, which may be extended until June 30, 2021, by mutual agreement, or until the European Commission adopts a decision that U.K. data protection laws offer an adequate level of protection for personal data.

In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020. The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights, and creates a new entity to implement and enforce the law. The CCPA and CPRA will require us to modify our data processing practices and policies and may cause us to incur substantial costs and expenses in order to comply. Several other countries, including Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border transfers of personal information.

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
There is also an increasing trend towards data localization policies. For example, in 2015, Russia introduced data localization laws, and other countries such as India and China are considering data localization requirements. If this trend continues and countries implement more restrictive regulations for cross-border data transfers (or do not permit data to leave the country of origin), our business, financial condition, and results of operations in those jurisdictions could be impacted.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to U.S. export controls and economic sanctions laws and regulations that prohibit the delivery of certain solutions and services without the required export authorizations or export to locations, governments, and persons targeted by U.S. sanctions. While we have processes to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export control and sanctions laws.

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

We rely on a combination of patent, copyright, and trademark laws, trade secret protections, confidentiality procedures, and contractual provisions to protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be inadequate. While we have patent applications pending in the United States and throughout the world, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, any patents issued to us in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our efforts to protect our proprietary rights, unauthorized parties from time to time have copied or reverse engineered aspects of our software or have obtained and used information that we regard as proprietary. Policing unauthorized use of our software is time-consuming and costly. We are unable to measure the extent to which unauthorized use of our software exists and we expect that unauthorized use of software will remain a persistent problem, particularly in emerging economies.

Additionally, we actively protect the secrecy of our confidential information and trade secrets, including our source code. If unauthorized disclosure of our source code occurs, we could potentially lose future trade secret protection for that source code. Unauthorized disclosure of our source code could make it easier for third parties to compete with our offerings by copying functionality, which could adversely affect our financial performance and our reputation. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements with our employees, customers, contractors, vendors, and partners. However, it is possible that our confidential information and trade secrets may be disclosed or published without our authorization. If this were to occur, it may be difficult and/or costly for us to enforce our rights, and our financial performance and reputation could be negatively impacted.

We may face intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our business. Third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights, even if we are unaware of the intellectual property rights claimed against us. As more software patents are granted worldwide, the number of offerings and competitors in our industries grows, and the functionality of products in different industries overlaps, we expect that software developers will be increasingly subject to infringement claims. Additionally, certain patent assertion entities have become more aggressive in threatening and pursuing litigation in attempts to obtain fees for licensing the right to use patents.

Any claims or threats of infringement or misappropriation, whether with or without merit, have been and could in the future be time-consuming to defend, result in costly litigation and diversion of resources, cause product delays, require us to change our products or business practices, prevent us from offering our software and services, or require us to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which would likely harm our business. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications, or refund fees, which could be costly. Furthermore, from time to time we may introduce or acquire new products, including in areas where we historically have not competed, which could increase our exposure to patent and other intellectual property claims.

Contracting with government entities exposes us to additional risks inherent in the government procurement process.

We provide products and services, directly and indirectly, to a variety of government entities. Risks associated with licensing and selling products and services to government entities include extended sales and collection cycles, varying governmental budgeting processes, and adherence to complex procurement regulations and other government-specific contractual requirements. We may be subject to audits and investigations relating to our government contracts and any violations could result in civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines, and suspension or debarment from future government business, as well as harm to our reputation and financial results.

Risks Relating to Financial Developments

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because we conduct a substantial portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates, which could have a material adverse impact on our financial results and cash flows. These exposures may change over time as business practices evolve and economic conditions change. We use derivative instruments to manage a portion of our cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency contracts to manage a portion of our exposures of underlying assets, liabilities, and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments have maturities that extend for one to 18 months in the future and provide us with some protection against currency exposures. However, our attempts to hedge against these risks may not be completely successful, resulting in an adverse impact on our financial results.

The fluctuations of currencies in which we conduct business can both increase and decrease our overall revenue and expenses for any given period. Although our foreign currency cash flow hedge program extends beyond the current quarter in order to reduce our exposure to foreign currency volatility, we do not attempt to completely mitigate this risk, and in any case, will incur transaction fees in adopting such hedging programs. Such volatility, even when it increases our revenues or decreases our expenses, impacts our ability to accurately predict our future results and earnings.

In addition, global events, including the sudden and unexpected effects of the COVID-19 pandemic as well as geopolitical developments, may contribute to volatility in foreign exchange markets, which we may not be able to effectively manage, and our financial results could be adversely impacted. Additionally, countries in which we operate may be classified as highly inflationary economies, requiring special accounting and financial reporting treatment for such operations, or such countries’ currencies may be devalued, or both, which may adversely impact our business operations and financial results.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $1.65 billion of debt, consisting of notes due at various times from December 2022 to January 2030, as described in Part 2, Item 8. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, as described in Part 2, Item 8. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

We are required to comply with the covenants set forth in our credit agreement. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part 2, Item 8, and any outstanding indebtedness under the credit agreement may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

It is our policy to invest our cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, financial institutions with high credit ratings and to limit the amounts invested with any one institution, type of security, or issuer. However, we are subject to general economic conditions, interest rate trends, and volatility in the financial marketplace that can affect the income that we receive from our investments, the net realizable value of our investments (including our cash, cash equivalents, and marketable securities), and our ability to sell them. Any one of these factors could reduce our investment income or result in material charges, which in turn could impact our overall net income (loss) and earnings (loss) per share.

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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our expected geographic mix of earnings; statutory rates; intercompany arrangements, including the manner we develop, value, and license our intellectual property; and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. While we believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by tax authorities and may have a significant impact on our effective tax rate and cash taxes.

Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the U.S. Tax Cuts and Jobs Act (“TCJA”), which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year, and significant tax legislation was included in the March 2020 CARES Act and subsequent Consolidated Appropriations Act in December 2020. Due to the complexity and varying interpretations of the TCJA and the CARES Act, the U.S. Department of Treasury and other standard-setting bodies have been issuing and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate effect on our results of operations from both the TCJA and the CARES Act, including for our prior tax years.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, adversely affecting our results of operations. Our deferred tax assets include net operating loss, amortizable tax assets, and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. We are releasing our valuation allowance against the majority of our U.S. federal tax assets resulting in a material non-cash benefit in this period. We continue to have a full valuation allowance against certain U.S. and foreign deferred tax assets. Changes in the amount of the U.S. and foreign jurisdictions valuation allowance could also result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted, and our results of operations could be materially affected. We will continue to perform these tests on our worldwide deferred tax assets, and any future adjustments to the realizability of our deferred tax assets may have a material effect on our financial condition and results of operations.

General Risk Factors

Our business may be significantly disrupted upon the occurrence of a catastrophic event.

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems, and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack, terrorism or war, or business interruption from epidemics or pandemics, or the fear of such events, could adversely impact our business, financial results, and financial condition. For example, our corporate headquarters and executive offices are located near major seismic faults in the San Francisco Bay Area and face annual periods of wildfire danger, which increase the probability of power outages and may impact employees’ abilities to commute to work or to work from home. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country’s or region’s demand for our products, negatively impacting our financial results.

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

We are involved in legal proceedings and receive inquiries from regulatory agencies. As the global economy has changed and our business has evolved, we have seen an increase in litigation activity and regulatory inquiries. Like many other technology companies, the number and frequency of inquiries from U.S. and foreign regulatory agencies we have received regarding our business and our business practices, as well as the business practices of others in our industry, have increased in recent years. In the event we are involved in significant disputes or are the subject of a formal action by a regulatory agency, we could be exposed to costly and time-consuming legal proceedings that could result in any number of outcomes. Any claims or regulatory actions initiated by or against us, whether successful or not, could result in high defense costs, damage awards, injunctive relief, increased costs of business, fines or orders to change certain business practices, significant dedication of management time, diversion of operational resources, or otherwise harm our business. In any such event, our financial results, results of operations, cash flows, or trading prices for our securities could be negatively impacted.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting, including an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include a statement as to whether or not our internal control over financial reporting is effective and disclosure of any material weaknesses in our internal control over financial reporting identified by management. If our management or independent registered public accounting firm identifies one or more material weaknesses in our internal control over financial reporting, we are unable to assert that our internal control over financial reporting is effective, or our independent registered public accounting firm is unable to express an opinion that our internal controls are effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business and stock price.

In preparing our financial statements we make certain assumptions, judgments, and estimates that affect amounts reported in our consolidated financial statements which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments, and estimates for a number of items, including revenue recognition for product subscriptions and enterprise business arrangements (“EBAs”), the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments including strategic investments, long-lived assets, and other intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. We also make assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for credit losses, asset retirement obligations, legal contingencies, and operating lease liabilities. These assumptions, judgments, and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease approximately 2,100,000 square feet of office space in 100 locations in the United States and internationally through our foreign subsidiaries. Our executive offices are in leased office space in San Francisco, California, and our corporate headquarters are in leased office space in San Rafael, California. Our San Rafael facilities consist of approximately 162,000 square feet under leases that have expiration dates ranging from December 2021 to December 2024. Our San Francisco facilities consist of approximately 284,000 square feet under leases that have expiration dates ranging from December 2022 to June 2026. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

All facilities are in good condition. Our facilities are operating at capacities averaging 87% occupancy worldwide as of January 31, 2021. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Note 9, “Leases,” in the Notes to Consolidated Financial Statements for more information about our lease commitments.

ITEM 3.LEGAL PROCEEDINGS

We are involved in a variety of claims, suits, investigations, inquiries, and proceedings in the normal course of business activities including claims of alleged infringement of intellectual property rights, commercial, employment, tax, prosecution of unauthorized use, business practices, and other matters. In our opinion, resolution of pending matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect our results of operations, cash flows, or financial position in a particular period, however, based on the information known by us as of the date of this filing and the rules and regulations applicable to the preparation of our financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

ITEM 4.MINE SAFETY DISCLOSURES

    Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION FOR COMMON STOCK

Our common stock is traded on the Nasdaq Global Select Market under the symbol ADSK.

DIVIDEND POLICY

We anticipate that, for the foreseeable future, we will not pay any cash or stock dividends.

STOCKHOLDERS

As of January 31, 2021, the number of common stockholders of record was 331. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

ISSUER PURCHASES OF EQUITY SECURITIES

Autodesk’s stock repurchase program provides Autodesk with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time, and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase program, Autodesk may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price, and legal and regulatory requirements.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2021:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1 - November 30	82.0	$250.26	82.0	12,523.0
December 1 - December 31	95.0	300.31	95.0	12,428.0
January 1 - January 31	353.0	304.02	353.0	12,075.0
Total	530.0	$295.06	530.0
____________________
(1)Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

SALES OF UNREGISTERED SECURITIES

In connection with an acquisition completed in November 2020, we issued 147,264 shares of restricted stock as partial consideration for the acquisition. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

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

Comparison of Five Year Cumulative Total Stockholder Return (1)

$700
$600
$500
$400
$300
$200
$100
$0
1/16
1/17
1/18
1/19
1/20
1/21
Autodesk, Inc.
S&P 500
Dow Jones US Software

___________________
(1)Assumes $100 invested on January 31, 2016, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The financial data for the fiscal years ended January 31, 2021 and 2020, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows data for the fiscal year ended January 31, 2019, are derived from, and are qualified by reference to, the audited consolidated financial statements that are included in this Form 10-K. The Consolidated Balance Sheet data for the fiscal year ended January 31, 2019, and the remaining financial data for the fiscal years ended January 31, 2018 and 2017, are derived from audited consolidated financial statements which are not included in this Form 10-K.

	Fiscal Year Ended January 31,
	2021	2020 (1)	2019 (2)	2018	2017
	(In millions, except per share data)
Net revenue	$3,790.4	$3,274.3	$2,569.8	$2,056.6	$2,031.0
Income (loss) from operations	629.1	343.0	(25.0)	(509.1)	(499.6)
Net income (loss) (3)	1,208.2	214.5	(80.8)	(566.9)	(582.1)
Cash flow from operations	$1,437.2	$1,415.1	$377.1	$0.9	$169.7
Common stock data:
Basic net income (loss) per share	$5.51	$0.98	$(0.37)	$(2.58)	$(2.61)
Diluted net income (loss) per share	$5.44	$0.96	$(0.37)	$(2.58)	$(2.61)
Balance sheet data:
Total assets	$7,279.8	$6,179.3	$4,729.2	$4,113.6	$4,798.1
Long-term liabilities	3,059.6	3,099.2	2,638.9	2,246.4	1,879.1
Stockholders’ equity (deficit)	$965.5	$(139.1)	$(210.9)	$(256.0)	$733.6
____________________
(1)Reflects the impact of the adoption of a new accounting standard in fiscal year 2020, Accounting Standards Codification ("ASC") Topic 842. Prior periods were not adjusted.
(2)Reflects the impact of the adoption of new accounting standards in fiscal year 2019 related to ASC Topic 606 and ASC Topic 340. Prior periods were not adjusted.
(3)Includes income tax benefit of $661.5 million primarily due to the U.S. valuation allowance release of $679.0 million in fiscal year 2021.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth above in Part I, Item 1A, "Risk Factors," and elsewhere in this report. See “Forward-Looking Information” immediately preceding Part I.

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

To support our strategic priority of re-imagining AEC, we are strengthening the foundation of our AEC solutions with both organic and inorganic investments. In fiscal 2021, we acquired Spacemaker which uses cloud-based, artificial intelligence (AI), and generative design to help architects, urban designers, and real estate developers make faster and more informed early-stage design decisions which can help maximize the long-term sustainability and return from property investments. Other acquisitions in fiscal 2021 included solutions that use artificial intelligence and machine learning to extract and process data from project plans and specifications allowing general contractors, subcontractors, and owners to automate workflows such as submittals and project closeout, as well as a leading provider of post-processing and machine simulation solutions in manufacturing.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 2, "Revenue Recognition" in the Notes to the Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the fiscal years ended January 31, 2021, 2020, and 2019.

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

Impact at Autodesk

To help our customers imagine, design, and make a better world, our impact initiatives focus our efforts on the areas where we can have the greatest positive impact: products and support for our customers, catalyzing impact and innovation across industry, investing in our customers’ and employees’ access and ability to learn and develop relevant skills for in-demand roles, and leading by example with our 100% renewable, net-zero greenhouse gas emissions, and inclusive business practices. Through our products and services, we partner with customers to help them better understand and improve the environmental, energy, and materials performance of everything they make, help them make products, buildings, and entire cities that foster healthy and resilient communities, and help them adapt, grow, and prosper alongside increasing levels of automation.

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

Additional information about our environmental, social, and governance program are available in our annual impact report on our website at www.autodesk.com.

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

Our significant accounting policies are described in Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that of all our significant accounting policies, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

For our product subscriptions, cloud service offerings, and flexible enterprise business arrangements, the functional nature of the promise, as well as the customers’ value expectations, led us to conclude desktop applications and cloud functionalities are not distinct in the context of the contract and should be accounted for as a single performance obligation. There is a high degree of interaction of the desktop applications and cloud functionalities, which is not available with the desktop applications alone or in conjunction with third-party cloud service providers. Furthermore, customers are not able to use the desktop applications for its intended purpose without our cloud functionalities.

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price (“SSP”) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that should be allocated based on the relative SSP of the various products and services.

In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that includes market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customer and circumstance. In these instances, we use relevant information such as the sales channel to determine the SSP.

Strategic Investments. Strategic investment debt and equity securities are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying value is adjusted for our strategic investment equity securities if there are observable price changes in a same or similar security from the same issuer or if there are identified events or changes in circumstances that may indicate impairment, as discussed below. The determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including the nature of rights and obligations of the investments, the extent to which differences in those rights and obligations would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.

These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available when determining fair value.

We assess our strategic investment debt and equity securities portfolio quarterly for impairment. Strategic investment equity securities are assessed based on available information such as current cash positions, earnings and cash flow forecasts, recent operational performance, and any other readily available market data. For any available-for-sale debt securities, if Autodesk does not intend to sell and it is not more likely than not that Autodesk will be required to sell the available-for-sale debt security prior to recovery of its amortized cost basis, Autodesk will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment will be assessed at the individual security level. Credit-related impairment is recognized as an allowance on the Consolidated Balance Sheets with a corresponding adjustment to “Interest and other expense, net” on the Company’s Consolidated Statements of Operations. Any impairment that is not credit-related is recognized in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

For our quarterly impairment assessment of privately held debt and equity securities, the analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including: the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash.

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

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results. Examples of critical estimates used in valuing certain of the intangible assets and in determining the assets’ useful lives for the assets we have acquired or may acquire in the future include but are not limited to:
•future expected cash flows from sales, subscriptions and maintenance agreements, and acquired developed technologies;
•the acquired company's trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our product portfolio;
•expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;
•uncertain tax positions and tax related valuation allowances assumed; and
•discount rates used to determine the present value of estimated future cash flows.

Realizability of Long-Lived Assets. We assess the realizability of our long-lived assets and related intangible assets, other than goodwill, quarterly, or sooner should events or changes in circumstances indicate the carrying values of such assets may not be recoverable. We consider the following factors important in determining when to perform an impairment review: significant under-performance of a business or product line relative to budget, shifts in business strategies which affect the continued uses of the assets, significant negative industry or economic trends, and the results of past impairment reviews. When such events or changes in circumstances occur, we assess recoverability of these assets.

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

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for or release of a valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent whereby management may determine that it is more likely than not that the Netherlands, Canada, California, Michigan and U.S. capital loss deferred tax assets will be realized. Each quarter we will continue to evaluate the positive and negative evidence of our ability to utilize our global deferred tax assets.

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

OVERVIEW OF FISCAL 2021

•Total net revenue was $3.79 billion during fiscal 2021, an increase of 16% compared to the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for the fiscal year ending January 31, 2021, compared to 96% for the same period in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of January 31, 2021, and within the range of 110% and 120% as of January 31, 2020.
•Deferred revenue was $3.36 billion, an increase of 12% compared to the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $4.24 billion, an increase of 19% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $2.74 billion, an increase of 16% compared to the prior fiscal year.

Revenue Analysis

During fiscal 2021, net revenue increased 16%, as compared to the prior fiscal year, primarily due to a 26% increase in subscription revenue. The increase in subscription revenue was partially offset by a 53% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the United States and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 37% of Autodesk’ total net revenue during fiscal 2021 and 35% of Autodesk’s total net revenue during both fiscal 2020 and 2019. During both fiscal 2021 and 2020, Ingram Micro accounted for 10% of Autodesk's total net revenue and during fiscal 2019, Ingram Micro accounted for 11% of Autodesk’s total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.

Recurring Revenue and Net Revenue Retention Rate

In order to help better understand our financial performance we use several key performance metrics, including recurring revenue and NR3. These metrics are key performance metrics and should be viewed independently of revenue and deferred revenue as these metrics are not intended to be combined with those items. We use these metrics to monitor the strength of our recurring business. We believe these metrics are useful to investors because they can help in monitoring the long-term health of our business. Our determination and presentation of these metrics may differ from that of other companies. The presentation of these metrics is meant to be considered in addition to, not as a substitute for or in isolation from, our financial measures prepared in accordance with GAAP. Please refer to the “Glossary of Terms” for the definitions of these metrics in Part I, Item 1 Business.

The following table outlines our recurring revenue metric for the fiscal years ended January 31, 2021, 2020, and 2019:

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2019
		$	%		$	%
Recurring Revenue (in millions) (1)	$3,662.2	$523.7	17%	$3,138.5	$701.3	29%	$2,437.2
As a percentage of net revenue	97%	N/A	N/A	96%	N/A	N/A	95%
 ________________
(1)     The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Consolidated Statements of Operations.
NR3 was within the range of 100% and 110% as of January 31, 2021, and within the range of 110% and 120% as of January 31, 2020.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, Finland, and the United Kingdom.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Fiscal Year Ended January 31, 2021
	Percent change compared to prior fiscal year (as reported)	Constant currency percent change compared to prior fiscal year (1)	Positive/negative/neutral impact from foreign exchange rate changes
Net revenue	16%	17%	Negative
Total spend	8%	8%	Neutral
 ________________
(1)Please refer to the “Glossary of Terms” in Part I, Item 1 Business for the definitions of our constant currency growth rates.

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

(in millions)	January 31, 2021	January 31, 2020
Deferred revenue	$3,360.2	$3,007.1
Unbilled deferred revenue	880.5	549.6
RPO	$4,240.7	$3,556.7

RPO consisted of the following:

(in millions)	January 31, 2021	January 31, 2020
Current RPO	$2,738.0	$2,368.6
Non-current RPO	1,502.7	1,188.1
RPO	$4,240.7	$3,556.7

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations. Historically, we have had increased EBAs sale activity in our fourth fiscal quarter and this seasonality may effect the relative value of our fourth quarter billings and RPO.

Balance Sheet and Cash Flow Items

At January 31, 2021, we had $1,857.2 million in cash and marketable securities. Our cash flow from operations increased to $1,437.2 million for the fiscal year ended January 31, 2021, from $1,415.1 million for the fiscal year ended January 31, 2020. We repurchased 2.6 million shares of our common stock for $549.4 million during fiscal 2021. Comparatively, we repurchased 2.7 million shares of our common stock for $455.5 million during fiscal 2020. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Impacts of COVID-19 to Autodesk’s Business

We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement or cancellation of certain sales and marketing events, among other modifications. We have observed other companies, as well as many governments continuing to take precautionary measures to address COVID-19, and they may take further actions that alter their normal business operations. We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

In the fiscal quarter ended January 31, 2021, we experienced usage levels above pre-COVID-19 levels in most of Asia Pacific and Continental Europe. Usage rates in the United States and the United Kingdom remain below pre-COVID-19 levels. Contributing to our revenue growth in the fourth fiscal quarter ended January 31, 2021, was record EBAs, strong subscription renewal rates, accelerating digital sales, and continued sequential growth in new business. In our target markets, both Architecture, Engineering, and Construction (“AEC”) and Manufacturing (“MFG”) experienced growth as compared to the fourth fiscal quarter in the prior year.

We also took action to support our customers during the fiscal year ended January 31, 2021, and extended payment terms to 60 days through August 7, 2020, offering free commercial use of our cloud collaboration products through June 2020, and delayed the transition from multi-user licenses to named-user licenses from May 2020 to August 2020 to minimize customer disruption. Further, we deferred a 20% maintenance price increase from May 2020 to August 2020 to give customers additional time to consider a subscription agreement.

Given the evolving business environment as a result of COVID-19, we are actively managing our spending, reducing travel and entertainment expense, monitoring our hiring rate, and rationalizing our marketing spend. We will continue to invest in critical areas such as R&D, construction, and digitizing the company to ensure our future success as we come out of the pandemic.

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate the economic challenges of COVID-19. The extent of the impact on our business in fiscal 2022 and beyond will depend on several factors, including the full duration and the extent of the pandemic; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Further discussion of the potential impacts of COVID-19 on our business can be found in Part I, Item 1A, “Risk Factors.”

Net Revenue by Income Statement Presentation

Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible EBAs. Revenue from these arrangements is predominately recognized ratably over the contract term commencing with the date our service is made available to customers and when all other revenue recognition criteria have been satisfied.

Maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue ratably over the term of the agreements, which is generally one year.

Other revenue consists of revenue from consulting, training, and other products and services, and is recognized as the products are delivered and services are performed.

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$3,478.9	$727.0	26%	$2,751.9	Increase due to growth across all subscription types, led by product subscription renewal revenue, which benefited from the success of the M2S program. Also contributing to the growth was an increase in revenue from new product subscriptions and EBA offerings.
Maintenance (1)	183.3	(203.3)	(53)%	386.6	Decrease primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	3,662.2	523.7	17%	3,138.5
Other	128.2	(7.6)	(6)%	135.8
	$3,790.4	$516.1	16%	$3,274.3

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$2,751.9	$949.6	53%	$1,802.3	Increase due to growth across all subscription plan types, led by renewal product subscription revenue, which benefited from the success of the M2S program. Also contributing to the increase was growth in new product subscriptions, cloud service offerings (which benefited from our acquisitions in the fourth quarter of fiscal year 2019) and EBA offerings.
Maintenance (1)	386.6	(248.5)	(39)%	635.1	Decrease primarily due to the migration of maintenance plan subscriptions to subscription plan subscriptions with the M2S program.
Total subscription and maintenance revenue	3,138.5	701.1	29%	2,437.4
Other	135.8	3.4	3%	132.4
	$3,274.3	$704.5	27%	$2,569.8

____________________
(1)We expect maintenance revenue will continue to decline; however, the rate of decline will vary based on the number of renewals, the renewal rate, and our ability to incentivize maintenance plan customers to transition to subscription plan offerings.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AEC	$1,648.6	271.5	20%	$1,377.1	Increase due to growth in revenue from AEC collections, EBAs, BIM360 and PlanGrid.
AutoCAD and AutoCAD LT	1,099.4	151.2	16%	948.2	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	798.6	72.5	10%	726.1	Increase due to growth in revenue from MFG Collections, EBAs, and Fusion360.
M&E	219.4	20.2	10%	199.2	Increase due to growth in revenue from EBAs, M&E Collections, Maya, and 3DS Max.
Other	24.4	0.7	3%	23.7
	$3,790.4	$516.1	16%	$3,274.3

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AEC	$1,377.1	$355.5	35%	$1,021.6	Increase due to growth in revenue from AEC collections, PlanGrid, EBAs, and BIM 360.
AutoCAD and AutoCAD LT	948.2	216.4	30%	731.8	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	726.1	109.9	18%	616.2	Increase due to growth in revenue from MFG Collections and EBAs.
M&E	199.2	17.2	9%	182.0	Increase due to growth in revenue from Maya, M&E Collections and 3DS Max.
Other	23.7	5.5	30%	18.2
	$3,274.3	$704.5	27%	$2,569.8

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2019

(in millions, except percentages)		$	%	%		$	%	%

Net revenue:
Americas
U.S.	$1,281.8	$172.9	16%	*	$1,108.9	$234.3	27%	*	$874.6
Other Americas	260.6	33.7	15%	*	226.9	51.6	29%	*	175.3
Total Americas	1,542.4	206.6	15%	16%	1,335.8	285.9	27%	27%	1,049.9
EMEA	1,472.6	169.1	13%	15%	1,303.5	269.2	26%	26%	1,034.3
APAC	775.4	140.4	22%	22%	635.0	149.4	31%	32%	485.6
Total net revenue	$3,790.4	$516.1	16%	17%	$3,274.3	$704.5	27%	28%	$2,569.8

Emerging economies	$463.2	$67.0	17%	17%	$396.2	$88.8	29%	29%	$307.4
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

Net Revenue by Sales Channel

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020	Management Comments
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$2,600.0	$317.8	14%	$2,282.2	Increase due to growth in subscription revenue offset by lower maintenance plan subscriptions as we continue to migrate customers to subscriptions through the M2S program.
Direct	1,190.4	198.3	20%	992.1	Increase due to growth in EBAs and our online Autodesk branded store.
Total net revenue	$3,790.4	$516.1	16%	$3,274.3

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019	Management Comments
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$2,282.2	$451.4	25%	$1,830.8	Increase due to growth in subscription revenue offset by lower maintenance plan subscriptions as we continue to migrate customers to subscriptions through the M2S program.
Direct	992.1	253.1	34%	739.0	Increase due to growth in revenue from our acquisitions in the fourth quarter of fiscal year 2019, EBAs, and our online Autodesk branded store.
Total net revenue	$3,274.3	$704.5	27%	$2,569.8

Net Revenue by Product Type

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$3,365.8	$445.7	15%	$2,920.1	Increase is due to growth in AEC & MFG collections, AutoCAD Family, AutoCAD LT, and EBA offerings.
Make	296.4	78.0	36%	218.4	Increase primarily due to growth in revenue from BIM Family, Plangrid, and Fusion products.
Other	128.2	(7.6)	(6)%	135.8
Total Net Revenue	$3,790.4	$516.1	16%	$3,274.3

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$2,920.1	$572.3	24%	$2,347.8	Increase is due to growth in AEC & MFG collections, AutoCAD Family, AutoCAD LT, and EBA offerings.
Make	218.4	128.8	144%	89.6	Increase primarily due to growth in revenue from BIM Family, Plangrid, and Fusion products.
Other	135.8	3.4	3%	132.4
Total Net Revenue	$3,274.3	$704.5	27%	$2,569.8

Cost of Revenue and Operating Expenses

Cost of subscription and maintenance revenue includes the labor costs of providing product support to our subscription and maintenance customers, including SaaS vendor costs and allocated IT costs, facilities costs, professional services fees related to operating our network and cloud infrastructure, royalties, depreciation expense and operating lease payments associated with computer equipment, data center costs, salaries, related expenses of network operations, stock-based compensation expense, and gains and losses on our operating expense cash flow hedges.

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

Cost of revenue, at least over the near term, is affected by labor costs, hosting costs for our cloud offerings, the volume and mix of product sales, fluctuations in consulting costs, amortization of developed technology, new customer support offerings, royalty rates for licensed technology embedded in our products, stock-based compensation expense, and gains and losses on our operating expense cash flow hedges.

Marketing and sales expenses include salaries, bonuses, benefits, and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment, and training for such personnel, sales and dealer commissions, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include SaaS vendor costs and allocated IT costs, payment processing fees, the cost of supplies and equipment, gains and losses on our operating expense cash flow hedges, facilities costs, and labor costs associated with sales and order management.

Research and development expenses, which are expensed as incurred, consist primarily of salaries, bonuses, benefits, and stock-based compensation expense for research and development employees, the expense of travel, entertainment, and training for such personnel, professional services such as fees paid to software development firms and independent contractors, SaaS vendor costs and allocated IT costs, gains and losses on our operating expense cash flow hedges, and facilities costs.

General and administrative expenses include salaries, bonuses, benefits, and stock-based compensation expense for our CEO, finance, human resources, and legal employees, as well as professional fees for legal and accounting services, SaaS vendor costs and net IT costs, certain foreign business taxes, gains and losses on our operating expense cash flow hedges, expense of travel, entertainment, and training, facilities costs, acquisition-related costs, and the cost of supplies and equipment.

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020	Management Comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$242.1	$18.2	8%	$223.9	Increase primarily due to an increase in cloud hosting costs as well as an increase in stock-based compensation expense.
Other	64.1	(2.4)	(4)%	66.5	Decrease primarily due to lower travel and entertainment expense partially offset by an increase in employee-related costs driven by higher headcount.
Amortization of developed technologies	30.9	(3.6)	(10)%	34.5	Decrease primarily due to previously acquired developed technologies continuing to become fully amortized partially offset by amortization from recently acquired developed technologies.
Total cost of revenue	$337.1	$12.2	4%	$324.9

Operating expenses:
Marketing and sales	$1,440.3	$130.0	10%	$1,310.3	Increase primarily due to increased employee-related costs driven by higher headcount, an increase in stock-based compensation expense, as well as an increase in SaaS vendor costs and allocated IT costs partially offset by a decrease in travel and entertainment expenses.
Research and development	932.5	81.4	10%	851.1	Increase primarily due to increased employee-related costs driven by higher headcount, an increase in stock-based compensation expense, as well as an increase in SaaS vendor costs and allocated IT costs partially offset by a decrease in travel and entertainment expenses.
General and administrative	413.9	8.3	2%	405.6	Increase primarily due to increase in employee related costs driven by higher headcount, as well as an increase in net SaaS vendor costs partially offset by a decrease in stock-based compensation expense.
Amortization of purchased intangibles	37.5	(1.4)	(4)%	38.9	Decrease as previously acquired purchased intangibles continue to become fully amortized partially offset by amortization from recently acquired purchased intangibles.
Restructuring and other exit costs, net	—	(0.5)	(100)%	0.5
Total operating expenses	$2,824.2	$217.8	8%	$2,606.4

	Fiscal Year Ended January 31, 2020	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2019	Management comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$223.9	$7.9	4%	$216.0	Increase due to growth in cloud hosting and employee-related costs driven by higher headcount.
Other	66.5	12.1	22%	54.4	Increase due to growth in employee-related costs due to higher headcount.
Amortization of developed technologies	34.5	19.0	123%	15.5	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal year 2019.
Total cost of revenue	$324.9	$39.0	14%	$285.9

Operating expenses:
Marketing and sales	$1,310.3	$126.4	11%	$1,183.9	Increase primarily due to increased employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019.
Research and development	851.1	126.1	17%	725.0	Increase due to growth in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019.
General and administrative	405.6	65.5	19%	340.1	Increase primarily due to an increase in stock-based compensation expense driven by awards granted and assumed through our acquisitions in the fourth quarter of fiscal 2019 as well as increased employee-related costs driven by higher headcount.
Amortization of purchased intangibles	38.9	20.9	116%	18.0	Increase due to growth in amortization expense from acquired purchased intangibles as a result of our acquisitions in the fourth quarter of fiscal year 2019.
Restructuring and other exit costs, net	0.5	(41.4)	(99)%	41.9	Decreased as we substantially completed the actions authorized under the fiscal 2018 restructuring plan.
Total operating expenses	$2,606.4	$297.5	13%	$2,308.9

The following table highlights our expectation for the absolute dollar change and percent of revenue change for fiscal 2022 as compared to fiscal 2021:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Flat
Research and development	Increase	Increase
General and administrative	Decrease	Decrease
Amortization of purchased intangibles	Flat	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal year ended January 31,
	2021	2020	2019
	(in millions)
Interest and investment expense, net	$(51.1)	$(54.0)	$(52.1)
Gain on foreign currency	3.5	3.9	5.1
(Loss) gain on strategic investments	(41.7)	(3.3)	12.5
Other income	6.9	5.2	16.8
Interest and other expense, net	$(82.4)	$(48.2)	$(17.7)

Interest and other expense, net, increased by $34.2 million during fiscal 2021, as compared to fiscal 2020. The increase was primarily due to an increase in impairments and negative measurement alternative adjustments on our strategic investment equity securities and a decrease in interest income offset by a decrease in interest expense as result of the payment in full of our term loan, and an increase in mark-to-market gains on marketable securities.

Interest and other expense, net, increased by $30.5 million during fiscal 2020, as compared to fiscal 2019. This was primarily driven by losses in the current year versus gains in the previous year on our strategic investment equity securities, curtailment gains on our pension plans in the prior period, and an increase in interest expense resulting from our term loan entered into on December 17, 2018, in aggregate principal amount of $500.0 million, which has been paid in full as of January 31, 2020. The increase in interest and other expense, net, was partially offset by mark-to-market gains in the current year versus losses in the prior year on marketable securities.

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

Provision for Income Taxes

We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse. Furthermore, on January 22, 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company has elected to recognize any potential GILTI obligations as an expense in the period it is incurred.

Income tax benefit was $661.5 million and expense was $80.3 million for fiscal 2021 and 2020, relative to pre-tax income of $546.7 million and $294.8 million, respectively, for the same periods. The tax benefit for fiscal 2021 consists primarily of the U.S. valuation allowance release, U.S. foreign derived intangible income permanent benefit, share-based compensation deductions and generation of federal tax credits, offset by foreign tax expense, including withholding tax. Tax expense for fiscal 2020 consisted of foreign tax expense, including withholding tax, and U.S. tax amortization on indefinite-lived intangibles, offset by a tax benefit from the release of Singapore valuation allowance.

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

In fiscal 2016, we considered cumulative losses in the United States from our business model transition as a significant source of negative evidence. Considering this negative evidence, we determined that it was more likely than not that we would not realize the U.S. deferred tax assets and recorded a full valuation allowance against our deferred tax assets. Similarly, in fiscal 2018 we recorded a valuation allowance against our Singapore deferred tax assets due to significant negative evidence in the form of cumulative losses. Foreign operations in the Netherlands and Canada that generated interest expense and future creditable research in excess of earnings, respectively, also resulted in the historic recording of a full valuation under the more likely than not realizability criteria.

We released our Singapore valuation allowance in fiscal 2020 due to positive evidence in the form of cumulative earnings, resulting in a $42.0 million non-cash benefit to earnings. In the fourth quarter of fiscal 2021, we released the valuation allowance against our deferred tax assets in the U.S., resulting in a $679.0 million non-cash benefit to earnings. We released the U.S. valuation allowance in fiscal 2021 due to the following positive evidence:

•Recent history of worldwide pre-tax earnings, including cumulative earnings on a worldwide basis as of fiscal 2021
•Recent history of U.S. taxable income
•Forecast of worldwide and U.S. pre-tax earnings, including a forecast of cumulative earnings in the U.S. jurisdiction
•Forecast of U.S. taxable income
•Reversal of deferred tax liabilities

We have retained a valuation allowance against California deferred tax assets and deferred tax assets that will convert into a capital loss upon reversal as we do not have sufficient income of the appropriate character to benefit these deferred tax assets.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine, based on all available evidence, both positive and negative, that it is more likely than not that the Netherlands, Canada, California, Michigan, and capital loss deferred tax assets will be realized.

As of January 31, 2021, we had $198.0 million of gross unrecognized tax benefits, of which $31.7 million would reduce our valuation allowance, if recognized. The remaining $166.3 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will change in the next 12 months for an audit settlement of approximately $8.2 million.

Our future effective annual tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, and changes in tax laws. A significant amount of our earnings is generated by our European and Asia Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates.

OTHER FINANCIAL INFORMATION

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2021, 2020, and 2019, our gross profit, gross margin, income (loss) from operations, operating margin, net income (loss), diluted net income (loss) per share and diluted shares used in per share calculation on a GAAP and non-GAAP basis were as follows (in millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2021	2020	2019
	(Unaudited)
Gross profit	$3,453.3	$2,949.4	$2,283.9
Non-GAAP gross profit	$3,508.5	$3,004.0	$2,317.0
Gross margin	91%	90%	89%
Non-GAAP gross margin	93%	92%	90%
Income (loss) from operations	$629.1	$343.0	$(25.0)
Non-GAAP income from operations	$1,111.9	$802.6	$316.0
Operating margin	17%	10%	(1)%
Non-GAAP operating margin	29%	25%	12%
Net income (loss)	$1,208.2	$214.5	$(80.8)
Non-GAAP net income	$899.8	$621.2	$223.3
Diluted net income (loss) per share	$5.44	$0.96	$(0.37)
Non-GAAP diluted net income per share	$4.05	$2.79	$1.01
GAAP diluted weighted average shares used in per share calculation	222.1	222.5	218.9
Non-GAAP diluted weighted average shares used in per share calculation	222.1	222.5	222.0

For our internal budgeting and resource allocation process and as a means to provide consistency in period-to-period comparisons, we use non-GAAP measures to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We also use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential and performance for management by excluding certain benefits, credits, expenses, and charges that may not be indicative of our core business operating results. For the reasons set forth below, we believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business. This allows investors and others to better understand and evaluate our operating results and future prospects in the same manner as management, compare financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business. We also use some of these measures for purposes of determining company-wide incentive compensation.

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

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In millions except for gross margin, operating margin, and per share data):

	Fiscal Year Ended January 31,
	2021	2020	2019
	(Unaudited)
Gross profit	$3,453.3	$2,949.4	$2,283.9
Stock-based compensation expense	23.6	19.6	17.6
Acquisition-related costs	0.7	0.5	—
Amortization of developed technologies	30.9	34.5	15.5
Non-GAAP gross profit	$3,508.5	$3,004.0	$2,317.0
Gross margin	91%	90%	89%
Stock-based compensation expense	1%	1%	1%
Amortization of developed technologies	1%	1%	1%
Non-GAAP gross margin (1)	93%	92%	90%
Income (loss) from operations	$629.1	$343.0	$(25.0)
Stock-based compensation expense	399.8	362.4	249.5
Amortization of developed technologies	30.9	34.5	15.5
Amortization of purchased intangibles	37.5	38.9	18.0
CEO transition costs (2)	—	—	(0.1)
Acquisition-related costs	14.6	23.3	16.2
Restructuring and other exit costs, net	—	0.5	41.9
Non-GAAP income from operations	$1,111.9	$802.6	$316.0
Operating margin	17%	10%	(1)%
Stock-based compensation expense	11%	11%	10%
Amortization of developed technologies	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%
CEO transition costs (2)	—%	—%	—%
Acquisition-related costs	—%	1%	1%
Restructuring and other exit costs, net	—%	—%	1%
Non-GAAP operating margin (1)	29%	25%	12%
Net income (loss)	$1,208.2	$214.5	$(80.8)
Stock-based compensation expense	399.8	362.4	249.5
Amortization of developed technologies	30.9	34.5	15.5
Amortization of purchased intangibles	37.5	38.9	18.0
CEO transition costs (2)	—	—	(0.1)
Acquisition-related costs	14.6	23.3	16.2
Restructuring and other exit costs, net	—	0.5	31.7
Loss (gain) on strategic investments	41.7	3.2	(12.5)
Release of valuation allowance on deferred tax assets (3)	(679.0)	(40.4)	(16.8)
Discrete tax provision items	(43.9)	2.1	(14.6)
Income tax effect of non-GAAP adjustments	(110.0)	(17.8)	17.2
Non-GAAP net income	$899.8	$621.2	$223.3

	Fiscal Year Ended January 31,
	2021	2020	2019
	(Unaudited)
Diluted net income (loss) per share	$5.44	$0.96	$(0.37)
Stock-based compensation expense	1.80	1.63	1.12
Amortization of developed technologies	0.14	0.16	0.08
Amortization of purchased intangibles	0.17	0.17	0.08
CEO transition costs (2)	—	—	—
Acquisition-related costs	0.07	0.11	0.07
Restructuring and other exit costs, net	—	—	0.14
Loss (gain) on strategic investments	0.19	0.01	(0.05)
Release of valuation allowance on deferred tax assets (3)	(3.06)	(0.18)	(0.08)
Discrete tax provision items	(0.20)	0.01	(0.06)
Income tax effect of non-GAAP adjustments	(0.50)	(0.08)	0.08
Non-GAAP diluted net income per share	$4.05	$2.79	$1.01
_______________
(1)Totals may not sum due to rounding.
(2)CEO transition costs include stock-based compensation of $16.4 million related to the acceleration of eligible stock awards in conjunction with the Company's former CEOs' transition agreements for the fiscal year ended January 31, 2018.
(3)Fiscal year 2019 balances previously presented in "Discrete tax provision items."

Our non-GAAP financial measures may exclude the following:

Stock-based compensation expenses. We exclude stock-based compensation expenses from non-GAAP measures primarily because they are non-cash expenses and management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions, and the variety of award types that companies can use under FASB ASC Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

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

CEO transition costs. We exclude amounts paid to the Company’s former CEOs upon departure under the terms of their transition agreements, including severance payments, acceleration of restricted stock units, and continued vesting of performance stock units, and legal fees incurred with the transition. Also excluded from our non-GAAP measures are recruiting costs related to the search for a new CEO. These costs represent non-recurring expenses and are not indicative of our ongoing operating expenses. We further believe that excluding the CEO transition costs from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

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

Discrete tax provision items. We exclude the GAAP tax provision, including discrete items, from the non-GAAP measure of net income (loss), and include a non-GAAP tax provision based upon the projected annual non-GAAP effective tax rate. Discrete tax items include income tax expenses or benefits that do not relate to ordinary income from continuing operations in the current fiscal year, unusual or infrequently occurring items, or the tax impact of certain stock-based compensation. Examples of discrete tax items include, but are not limited to, certain changes in judgment and changes in estimates of tax matters related to prior fiscal years, certain costs related to business combinations, certain changes in the realizability of deferred tax assets, or changes in tax law. Management believes this approach assists investors in understanding the tax provision and the effective tax rate related to ongoing operations. We believe the exclusion of these discrete tax items provides investors with useful supplemental information about our operational performance.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash is from the sale of our software and related services. Our primary use of cash is payment of our operating costs, which consist primarily of employee-related expenses, such as compensation and benefits, as well as general operating expenses for marketing, facilities, and overhead costs. Long-term cash requirements for items other than normal operating expenses are anticipated for the following: the acquisition of businesses, software products, or technologies complementary to our business; repayment of debt; common stock repurchases; and capital expenditures, including the purchase and implementation of internal-use software applications

At January 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.86 billion and net accounts receivable of $643.1 million. Our marketable securities include $81.0 million of debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. On February 23, 2021, we announced the pending acquisition of Storm UK Holdco Limited, the parent of Innovyze, Inc., for approximately $1.0 billion. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in our first quarter of fiscal 2021. We intend to fund this acquisition with readily available cash. See Part II, Item 8, Note 17, “Subsequent Events,” in the Notes to Consolidated Financial Statements for further discussion.

On December 17, 2018, Autodesk entered into a Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The maturity date on the line of credit facility is December 2023. At January 31, 2021, Autodesk had no outstanding borrowings on this line of credit. As of March 19, 2021, we have no amounts outstanding under the credit facility. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants, we will not be able to draw on our credit facility.

As of January 31, 2021, we have $1.65 billion aggregate principal amount of long-term notes payable outstanding. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $650.0 million line of credit.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of January 31, 2021, approximately 59% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The TCJA included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” Additionally, as a result of the COVID-19 pandemic, we extended contract payment terms for up to 60 days for all customers and partners for new orders and renewals placed directly with Autodesk. This payment terms extension program began on March 16, 2020, and ended on August 7, 2020. We currently expect to have sufficient liquidity to manage through the COVID-19 pandemic but we will continue to monitor the impact of potential disruptions beyond our control. Based on our current business plan, planned acquisitions, and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months from the date of this Annual Report.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

	Fiscal year ended January 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities	$1,437.2	$1,415.1	$377.1
Net cash used in investing activities	(403.9)	(57.3)	(710.4)
Net cash (used in) provided by financing activities	(1,046.8)	(466.8)	151.9

Net cash provided by operating activities of $1.44 billion for fiscal 2021, primarily consisted of $1,208.2 million of our net income adjusted for $217.6 million non-cash items such as deferred income tax including the release of our deferred tax valuation allowance, stock-based compensation expense, and depreciation, amortization, and accretion expense. The increase in cash provided by working capital was primarily due to: a net increase in deferred revenue of $344.4 million driven by an increase in product subscriptions and EBA offerings and a decrease in maintenance subscriptions; and an increase in accounts payable and other liabilities of $129.6 million primarily due to the timing of payments for operating expenses and accruals for employee related costs.

Net cash provided by operating activities of $1.42 billion for fiscal 2020 consisted of $712.0 million of cash flow provided by changes in operating assets and liabilities, $488.6 million of non-cash expenses, including stock-based compensation expense, depreciation, amortization and accretion expense, and our net income of $214.5 million.

Net cash used in investing activities was $403.9 million for fiscal 2021 and was primarily due to business combinations, net of cash acquired, capital expenditures, purchases of strategic investments, and purchases of marketable securities. These cash outflows were partially offset by maturities of marketable securities.

At January 31, 2021, our short-term investment portfolio had an estimated fair value of $85.0 million and a cost basis of $68.5 million. The portfolio fair value consisted of $81.0 million of short-term trading securities that were invested in a defined set of mutual funds as directed by the participants in our Deferred Compensation Plan (see Note 7, “Deferred Compensation,” in the Notes to Consolidated Financial Statements for further discussion).

Net cash used in investing activities was $57.3 million for fiscal 2020 and was primarily due to capital expenditures and purchases of marketable securities. These cash outflows were partially offset by sales and maturities of marketable securities.

Net cash used in financing activities was $1,046.8 million in fiscal 2021 and was primarily due to repurchases of our common stock and repayment of debt. These cash outflows were partially offset by proceeds from the issuance of common stock.

Net cash provided by financing activities was $466.8 million in fiscal 2020 and was primarily due to repayment of debt and repurchases of our common stock and taxes paid related to net share settlement of equity awards. These cash outflows were partially offset by proceeds from debt issuance, net of discount and proceeds from issuance of common stock.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant financial contractual obligations at January 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(in millions)	Total	Fiscal year 2022	Fiscal years 2023-2024	Fiscal years 2025-2026	Thereafter	Management Comments
Notes payable	$1,970.4	$57.5	$450.8	$381.6	$1,080.5	Notes payable consist of the notes issued in December 2012, June 2015, June 2017, and January 2020 including interest. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion.
Operating leases	510.6	82.8	174.2	104.5	149.1	Operating lease obligations consist primarily of obligations for real estate, vehicles, and certain equipment. See Part II, Item 8, Note 9, “Leases,” in the Notes to Consolidated Financial Statements for further discussion.
Purchase obligations	374.8	118.2	130.3	125.0	1.3	Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding to Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to acquisition of cloud services, IT infrastructure, marketing, and commitments related to our investment agreements with limited liability partnership funds.
Deferred compensation obligations	81.0	7.3	12.7	12.8	48.2	Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Part II, Item 8, Note 7, “Deferred Compensation,” in our Notes to Consolidated Financial Statements for further information regarding this plan.
Pension obligations	31.8	2.6	5.3	6.8	17.1	Pension obligations relate to our obligations for pension plans outside of the United States. See Part II, Item 8, Note 15, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information regarding these obligations.
Asset retirement obligations	10.9	2.2	4.1	2.4	2.2	Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease.
Total (1)	$2,979.5	$270.6	$777.4	$633.1	$1,298.4
____________________
(1)This table generally excludes amounts already recorded on the balance sheet as current liabilities, certain purchase obligations as discussed below, long term deferred revenue, and amounts related to income tax accruals for uncertain tax positions, since we cannot predict with reasonable reliability the timing of cash settlements to the respective taxing authorities (see Part II, Item 8, Note 5, “Income Taxes” in the Notes to Consolidated Financial Statements).

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

ISSUER PURCHASES OF EQUITY SECURITIES

Autodesk’s stock repurchase program provides Autodesk with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase program, Autodesk may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price, and legal and regulatory requirements.

During the three and 12 months ended January 31, 2021, we repurchased 0.5 million and 2.6 million shares of our common stock, respectively. At January 31, 2021, 12.1 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Part II, Item 8, Note 11, “Stock Repurchase Program,” in the Notes to Consolidated Financial Statements for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2021, we did not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2021 and 2020, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes. The notional amount of our option and forward contracts was $1.57 billion and $1.72 billion at January 31, 2021 and 2020, respectively.

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2021, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2021 and 2020, would increase the fair value of our foreign currency contracts by $118.6 million and $158.8 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2021 and 2020, would decrease the fair value of our foreign currency contracts by $149.2 million and $119.2 million, respectively.

INTEREST RATE RISK

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer term securities. At January 31, 2021, we had $812.3 million of cash equivalents and marketable securities, including $85.0 million classified as short-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a 12-month period, the market value change of our marketable securities would not have a material impact on our results of operations.

OTHER MARKET RISK

From time to time we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Part II, Item 8, Note 3, “Financial Instruments” in the Notes to Consolidated Financial Statements for further discussion regarding these strategic investments.

For information about exposure to counter-party credit-related losses, see Part II, Item 8, Note 1, “Business and Summary of Significant Accounting Policies - Concentration of Credit Risk."

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2021	2020	2019
Net revenue:
Subscription	$3,478.9	$2,751.9	$1,802.3
Maintenance	183.3	386.6	635.1
Total subscription and maintenance revenue	3,662.2	3,138.5	2,437.4
Other	128.2	135.8	132.4
Total net revenue	3,790.4	3,274.3	2,569.8
Cost of revenue:
Cost of subscription and maintenance revenue	242.1	223.9	216.0
Cost of other revenue	64.1	66.5	54.4
Amortization of developed technologies	30.9	34.5	15.5
Total cost of revenue	337.1	324.9	285.9
Gross profit	3,453.3	2,949.4	2,283.9
Operating expenses:
Marketing and sales	1,440.3	1,310.3	1,183.9
Research and development	932.5	851.1	725.0
General and administrative	413.9	405.6	340.1
Amortization of purchased intangibles	37.5	38.9	18.0
Restructuring and other exit costs, net	—	0.5	41.9
Total operating expenses	2,824.2	2,606.4	2,308.9
Income (loss) from operations	629.1	343.0	(25.0)
Interest and other expense, net	(82.4)	(48.2)	(17.7)
Income (loss) before income taxes	546.7	294.8	(42.7)
Benefit (provision) for income taxes	661.5	(80.3)	(38.1)
Net income (loss)	$1,208.2	$214.5	$(80.8)
Basic net income (loss) per share	$5.51	$0.98	$(0.37)
Diluted net income (loss) per share	$5.44	$0.96	$(0.37)
Weighted average shares used in computing basic net income (loss) per share	219.4	219.7	218.9
Weighted average shares used in computing diluted net income (loss) per share	222.1	222.5	218.9
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Fiscal year ended January 31,
	2021	2020	2019
Net income (loss)	$1,208.2	$214.5	$(80.8)
Other comprehensive income (loss), net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $5.0, ($1.1), and ($1.1))	(32.5)	(6.6)	31.6
Change in net unrealized gain on available-for-sale securities (net of tax effect of $0.1, ($0.4), and $0.0)	1.7	1.4	2.0
Change in defined benefit pension items (net of tax effect of ($0.3), $1.6, and ($2.0))	1.5	(6.5)	13.0
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of ($0.6), $0.1, and $0.5)	63.7	(13.6)	(57.8)
Total other comprehensive income (loss)	34.4	(25.3)	(11.2)
Total comprehensive income (loss)	$1,242.6	$189.2	$(92.0)

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2021	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,772.2	$1,774.7
Marketable securities	85.0	69.0
Accounts receivable, net	643.1	652.3
Prepaid expenses and other current assets	198.9	163.3
Total current assets	2,699.2	2,659.3
Computer equipment, software, furniture, and leasehold improvements, net	192.8	161.7
Operating lease right-of-use assets	416.7	438.8
Developed technologies, net	88.6	70.9
Goodwill	2,706.5	2,445.0
Deferred income taxes, net	763.1	56.4
Long-term other assets	412.9	347.2
Total assets	$7,279.8	$6,179.3
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$122.5	$83.7
Accrued compensation	322.6	272.1
Accrued income taxes	42.6	21.2
Deferred revenue	2,500.9	2,176.1
Operating lease liabilities	71.4	48.1
Current portion of long-term notes payable, net	—	449.7
Other accrued liabilities	194.7	168.3
Total current liabilities	3,254.7	3,219.2
Long-term deferred revenue	859.3	831.0
Long-term operating lease liabilities	396.0	411.7
Long-term income taxes payable	15.9	19.1
Long-term deferred income taxes	11.4	82.5
Long-term notes payable, net	1,637.2	1,635.1
Long-term other liabilities	139.8	119.8
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2021 and 2020	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 219.6 and 219.4 issued and outstanding at January 31, 2021 and 2020, respectively	2,578.9	2,317.0
Accumulated other comprehensive loss	(125.9)	(160.3)
Accumulated deficit	(1,487.5)	(2,295.8)
Total stockholders’ equity (deficit)	965.5	(139.1)
Total liabilities and stockholders' equity (deficit)	$7,279.8	$6,179.3
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2021	2020	2019
Operating activities
Net income (loss)	$1,208.2	$214.5	$(80.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and accretion	123.8	127.3	95.2
Stock-based compensation expense	398.4	362.4	249.5
Deferred income taxes	(778.6)	10.3	(6.8)
Restructuring and other exit costs, net	—	0.5	31.7
Other operating activities	38.8	(11.9)	2.2
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	12.6	(178.5)	(25.4)
Prepaid expenses and other assets	(56.4)	58.5	7.5
Accounts payable and other liabilities	129.6	(90.8)	(58.5)
Deferred revenue	344.4	916.7	197.0
Accrued income taxes	16.4	6.1	(34.5)
Net cash provided by operating activities	1,437.2	1,415.1	377.1
Investing activities
Purchases of marketable securities	(21.0)	(19.9)	(138.2)
Sales of marketable securities	—	22.4	319.6
Maturities of marketable securities	17.0	5.0	211.4
Purchases of developed technologies	(4.8)	—	—
Business combinations, net of cash acquired	(246.2)	—	(1,040.2)
Capital expenditures	(91.1)	(53.2)	(67.0)
Other investing activities	(57.8)	(11.6)	4.0
Net cash used in investing activities	(403.9)	(57.3)	(710.4)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	114.1	93.7	90.9
Taxes paid related to net share settlement of equity awards	(156.7)	(112.5)	(143.4)
Repurchase and retirement of common stock	(551.7)	(442.5)	(293.5)
Proceeds from debt, net of discount	—	498.9	500.0
Repayments of debt	(450.0)	(500.0)	—
Other financing activities	(2.5)	(4.4)	(2.1)
Net cash (used in) provided by financing activities	(1,046.8)	(466.8)	151.9
Effect of exchange rate changes on cash and cash equivalents	11.0	(2.3)	(10.6)
Net (decrease) increase in cash and cash equivalents	(2.5)	888.7	(192.0)
Cash and cash equivalents at beginning of fiscal year	1,774.7	886.0	1,078.0
Cash and cash equivalents at end of fiscal year	$1,772.2	$1,774.7	$886.0
Supplemental cash flow information:
Cash paid during the year for interest	$62.7	$67.8	$59.0
Cash paid for income taxes, net of tax refunds	$92.8	$60.3	$78.0
Non-cash investing and financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$28.7	$23.5	$—
Fair value of equity awards assumed (See Note 6)	$—	$—	$10.3
Fair value of common stock issued related to business combination (See Note 6)	$37.9	$—	$44.8
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' (deficit) equity
	Shares	Amount
Balances, January 31, 2018	218.3	$1,952.7	$(123.8)	$(2,084.9)	$(256.0)
Common stock issued under stock plans	3.0	(52.5)	—	—	(52.5)
Stock-based compensation expense	—	249.5	—	—	249.5
Pre-combination expense related to equity awards assumed	—	10.3	—	—	10.3
Cumulative effect of adoption of accounting standards	—	—	—	177.5	177.5
Net loss	—	—	—	(80.8)	(80.8)
Other comprehensive loss	—	—	(11.2)	—	(11.2)
Shares issued as consideration for business combination	0.3	44.8	—	—	44.8
Repurchase and retirement of common stock	(2.2)	(133.3)	—	(159.2)	(292.5)
Balances, January 31, 2019	219.4	2,071.5	(135.0)	(2,147.4)	(210.9)
Common stock issued under stock plans	2.7	(18.6)	—	—	(18.6)
Stock-based compensation expense	—	332.7	—	—	332.7
Settlement of liability-classified restricted stock units	—	23.5	—	—	23.5
Pre-combination expense related to equity awards assumed	—	1.2	—	—	1.2
Cumulative effect of adoption of accounting standards	—	—	—	(0.7)	(0.7)
Net income	—	—	—	214.5	214.5
Other comprehensive loss	—	—	(25.3)	—	(25.3)
Repurchase and retirement of common stock	(2.7)	(93.3)	—	(362.2)	(455.5)
Balances, January 31, 2020	219.4	2,317.0	(160.3)	(2,295.8)	(139.1)
Common stock issued under stock plans	2.7	(41.2)	—	—	(41.2)
Stock-based compensation expense	—	385.6	—	—	385.6
Settlement of liability-classified restricted stock units	—	28.7	—	—	28.7
Pre-combination expense related to equity awards assumed	—	0.4	—	—	0.4
Net income	—	—	—	1,208.2	1,208.2
Other comprehensive income	—	—	34.4	—	34.4
Shares issued related to business combination	0.1	37.9			37.9
Repurchase and retirement of common stock	(2.6)	(149.5)	—	(399.9)	(549.4)
Balances, January 31, 2021	219.6	$2,578.9	$(125.9)	$(1,487.5)	$965.5

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2021
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Autodesk and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in Autodesk’s consolidated financial statements and notes thereto. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates. In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact our results of operations. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.

Examples of significant estimates and assumptions made by management involve revenue recognition for product subscriptions and enterprise business arrangements (“EBAs”), the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments including strategic investments, long-lived assets, and other intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. The Company also makes assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for credit losses, asset retirement obligations, legal contingencies, and operating lease liabilities.

Segments

Autodesk operates in one operating segment and accordingly, all required financial segment information is included in the consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources, and assessing performance as the source of the Company’s reportable segments. The Company's CODM allocates resources and assesses the operating performance of the Company as a whole.

Information regarding Autodesk's long-lived assets by geographic area is as follows:

	January 31,
	2021	2020
Long-lived assets (1):
Americas
U.S.	$423.6	$434.2
Other Americas	29.5	33.2
Total Americas	453.1	467.4
Europe, Middle East, and Africa	109.7	75.8
Asia Pacific	46.7	57.3
Total long-lived assets	$609.5	$600.5
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and other intangible assets.

Revenue Recognition

Autodesk’s revenue is divided into three categories: subscription revenue, maintenance revenue, and other revenue. Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible EBAs.  Maintenance revenue consists of renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. Other revenue consists of revenue from consulting, training, and other products and services.  Revenue is recognized when control for these offerings is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

Autodesk’s contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether the products and services are considered distinct performance obligations that should be accounted for separately or as a single performance obligation may require significant judgment. Judgment is required to determine the level of integration and interdependency between individual components of desktop software applications and cloud functionalities. This determination influences whether the desktop software is considered distinct and accounted for separately as a license performance obligation recognized at the time of delivery, or not distinct and accounted for together with the cloud functionalities as a single subscription performance obligation recognized over time.

For product subscriptions and flexible EBA subscriptions in which the desktop software and related cloud functionalities are highly interrelated, the single performance obligation is recognized ratably over the contract term as the subscription is delivered. For subscriptions involving distinct desktop software licenses, the license performance obligation is satisfied when delivered to our customers. For standalone maintenance subscriptions, cloud subscriptions, and technical support services, the performance obligation is satisfied ratably over the contract term as those services are delivered. For consulting services, the performance obligation is satisfied over a period of time as those services are delivered.

When an arrangement includes multiple performance obligations which are concurrently delivered and have the same pattern of transfer to the customer (the services transfer to the customer over the contract period), we account for those performance obligations as a single performance obligation.

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price (“SSP”) of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, subsection “Critical Accounting Policies and Estimates,” for details of the judgments made for SSP.

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

Costs to Obtain a Contract with a Customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The commission costs are capitalized and included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets. The deferred costs are then amortized over the period of benefit. Autodesk determined that sales commissions earned by internal sales personnel that are related to contract renewals are commensurate with sales commissions earned on the initial contracts, and we determined the period of benefit to be the term of the respective customer contract. Commissions paid to our reseller partners that are related to contract renewals are not commensurate with commissions earned on the initial contract, and we determined the estimated period of benefit by taking into consideration customer retention data, customer contracts, our technology, and other factors. Deferred costs are periodically reviewed for impairment. Amortization expense is included in marketing and sales expenses in the Consolidated Statements of Operations.

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

Key inputs for currency derivatives are spot rates, forward rates, interest rates, volatility, and credit default rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date. Autodesk reviews for any potential changes on a quarterly basis, in conjunction with our fiscal quarter-end close. It is Autodesk’s assessment that the leveling best reflects current market activity when observing the pricing information for these assets. Autodesk’s Level 2 securities and derivatives are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. The Company has elected to use the income approach to value derivatives using the observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Mid-market pricing is used as a practical expedient and when required, rates are interpolated from commonly quoted intervals published by market sources. See Note 3, “Financial Instruments” for information.

Cash and Cash Equivalents

Autodesk considers all highly liquid investments with insignificant interest rate risk and remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at estimated fair value.

Marketable Securities and Strategic Investments

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

The company's strategic investments consist of privately held debt and equity securities.

Under the measurement alternative method, strategic investment equity securities are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. The carrying value is not adjusted for the Company’s strategic investment equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. To determine if a transaction is deemed a similar investment, Autodesk considers the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. The fair value would then be adjusted positively or negatively based on available information such as pricing in recent rounds of financing.

The company’s strategic investment debt and equity securities (Level 3) are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market prices and inherent lack of liquidity. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

In determining the estimated fair value of its strategic investments, the Company utilizes the most recent data available to the Company. In addition, the determination of whether an orderly transaction is for a same or similar investment requires significant management judgment including: the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.

All of Autodesk’s marketable securities and strategic investments are subject to a periodic impairment review. Strategic investments equity securities are assessed based on available information such as current cash positions, earnings, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For any available-for-sale debt securities, if Autodesk does not intend to sell and it is not more likely than not that Autodesk will be required to sell the available-for-sale debt security prior to recovery of its amortized cost basis, Autodesk will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment will be assessed at the individual security level.

Credit-related impairment is recognized as an allowance on the Consolidated Balance Sheets with a corresponding adjustment to “Interest and other expense, net” on the Company’s Consolidated Statements of Operations. Any impairment that is not credit-related is recognized in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

Autodesk does not measure an allowance for credit losses on accrued interest receivables on available-for-sale debt securities separately. Autodesk writes off accrued interest receivables by reversing interest income in the period deemed uncollectible in “Interest and other expense, net” on the Company’s Consolidated Statements of Operations. Any accrued interest receivable on available-for-sale debt securities is recorded in “Cash and cash equivalents,” “Prepaid expenses and other current assets,” or “Long-term other assets” in the accompanying Consolidated Balance Sheets, as applicable.

For Autodesk’s quarterly impairment assessment of privately held debt and equity securities strategic investment portfolio, the analysis encompasses an assessment of the severity and duration of the impairment and qualitative and quantitative analysis of other key factors including: the investee’s financial metrics, the investee’s products and technologies meeting or exceeding predefined milestones, market acceptance of the product or technology, other competitive products or technology in the market, general market conditions, management and governance structure of the investee, the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash.

For additional information, see “Concentration of Credit Risk” within this Note 1 and Note 3, “Financial Instruments.”

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk’s general practice is to hedge a portion of transaction exposures primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. These instruments generally have maturities between one and 12 months in the future. Autodesk uses foreign currency contracts not designated as hedging instruments and foreign currency contracts designated as cash flow hedging but Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk and an option to acquire a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Long-term other assets.” Changes in the fair values of these instruments are recognized in “Interest and other expense, net.”

Foreign Currency Translation and Transactions

The assets and liabilities of Autodesk’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date, and revenue and expense amounts are translated at exchange rates that approximate those rates in effect during the period in which the underlying transactions occur. Foreign currency translation adjustments are recorded in other comprehensive income (loss).

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the foreign subsidiary’s functional currency, are included in “Interest and other expense, net.” Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates.

Foreign Currency Contracts Designated as Cash Flow Hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quantitatively using regression at inception and thereafter. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge relationship and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies and discloses the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other expense, net” in the Company’s Consolidated Financial Statements at that time. Derivative contracts and related gain (loss) are presented within “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flow. See Note 3, “Financial Instruments” for additional information.

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

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2021	2020
Trade accounts receivable	$701.3	$716.1
Less: Allowance for credit losses	(3.8)	(4.9)
Product returns reserve	(0.7)	(0.5)
Partner programs and other obligations	(53.7)	(58.4)
Accounts receivable, net	$643.1	$652.3

Allowances for uncollectible trade receivables and contract assets are subject to impairment using the expected credit loss model. Allowances for expected credit losses are measured based upon the lifetime expected credit loss which is based on historical experience, the number of days that billings are past due, reasonable economic forecast, including revised forecast data for the current economic environment, customer payment behavior, credit reports, and other customer-specific information. Allowances for credit losses on trade receivables and contract assets were not material as of January 31, 2021.

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

These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are treated on the balance sheet as either a reduction to accounts receivable or recorded as accounts payable.

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

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas, EMEA, and APAC geographies. Autodesk performs ongoing evaluations of these partners’ and customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company’s largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 37% of Autodesk's net revenue for fiscal year ended January 31, 2021, and 35% of Autodesk’s net revenue for both fiscal years ended January 31, 2020 and 2019. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 26% and 31% of trade accounts receivable as of January 31, 2021 and 2020, respectively. Ingram Micro Inc. (“Ingram Micro”), our second largest distributor, accounted for 10% of Autodesk’s total net revenue for both fiscal years ended January 31, 2021 and 2020, and 11% of Autodesk’s total net revenue for fiscal year ended January 31, 2019. No other customer accounted for more than 10% of Autodesk’s total net revenue or trade accounts receivable for each of the respective periods.

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $51.4 million in fiscal 2021, $51.0 million in fiscal 2020, and $59.2 million in fiscal 2019.

Computer equipment, software, furniture, leasehold improvements, and the related accumulated depreciation at January 31 were as follows:

	2021	2020
Computer hardware, at cost	$153.3	$159.7
Computer software, at cost	57.9	64.0
Leasehold improvements, land and buildings, at cost	335.9	284.0
Furniture and equipment, at cost	88.4	69.0
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	635.5	576.7
Less: Accumulated depreciation	(442.7)	(415.0)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$192.8	$161.7

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized straight-line over the software’s expected useful life, which is generally three years.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three-year period, if material. Autodesk had no material capitalized software development costs at January 31, 2021, and January 31, 2020.

Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets. Capitalized costs were $72.2 million and $22.3 million at January 31, 2021, and January 31, 2020, respectively. Accumulated amortization was $4.9 million and $1.2 million at January 31, 2021, and January 31, 2020, respectively. Amortization expense was $3.7 million, $1.2 million, and nil at January 31, 2021, January 31, 2020, and January 31, 2019, respectively.

Leases

Autodesk determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets,” “Operating lease liabilities,” and “Long-term operating lease liabilities” in the Consolidated Balance Sheets.

Operating lease right-of-use (“ROU”) assets represent Autodesk’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease ROU assets also include any lease payments made and are reduced by any lease incentives. Autodesk uses its incremental borrowing rate, if the Company’s leases do not provide an implicit rate, adjusted for local country-specific borrowing rates as applicable, based on the information available at commencement date in determining the present value of lease payments. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Autodesk has lease agreements with lease and non-lease components. Autodesk accounts for the lease and non-lease components as a single lease component.

Other Intangible Assets, Net

Other intangible assets include developed technologies, customer relationships, trade names, patents, user lists, and the related accumulated amortization. These assets are shown as “Developed technologies, net” and as part of “Long-term other assets” in the Consolidated Balance Sheet. The majority of Autodesk’s other intangible assets are amortized to expense over the estimated economic life of the product, which ranges from three to ten years. Amortization expense for developed technologies, customer relationships, trade names, patents, and user lists was $69.9 million in fiscal 2021, $73.7 million in fiscal 2020, and $33.5 million in fiscal 2019.

Other intangible assets and related accumulated amortization at January 31 were as follows:

	2021	2020
Developed technologies, at cost	$698.4	$647.1
Customer relationships, trade names, patents, and user lists, at cost (1)	548.8	532.2
Other intangible assets, at cost (2)	1,247.2	1,179.3
Less: accumulated amortization	(1,047.9)	(972.2)
Other intangible assets, net	$199.3	$207.1
_______________

(1)Included in “Long-term other assets” in the accompanying Consolidated Balance Sheets.
(2)Includes the effects of foreign currency translation.

The weighted average amortization period for developed technologies, customer relationships, trade names, patents, and user lists during fiscal 2021 was 4.74 years. Excluding in-process research and development, expected future amortization expense for developed technologies, customer relationships, trade names, patents, and user lists for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2022	$60.5
2023	48.8
2024	30.5
2025	22.7
2026	18.9
Thereafter	17.9
Total	$199.3

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist. Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses recoverability of these assets. Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flow the assets are expected to generate. If the long-lived assets are impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk did not recognize any material impairments of long-lived assets during the fiscal years ended January 31, 2021, 2020, and 2019, respectively. See Note 9, “Leases” for impairment of lease right-of-use assets.
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

When goodwill is assessed for impairment, Autodesk has the option to perform an assessment of qualitative factors of impairment (“optional assessment”) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given fiscal year, qualitative factors to consider include cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity-specific factors; and industry and market considerations, macroeconomic conditions, and other relevant events and factors affecting the reporting unit. If, after assessing the totality of events or circumstances, it is more likely than not that the fair value of the reporting unit is greater than its carrying value, then performing the quantitative impairment test is unnecessary.

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

Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. If impairment exists, the carrying value of the goodwill is reduced to fair value through an impairment charge recorded in the Company’s statements of operations. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. The value of Autodesk’s goodwill could also be impacted by future adverse changes such as:

(i) declines in Autodesk’s actual financial results, (ii) a sustained decline in Autodesk’s market capitalization, (iii) a significant slowdown in the worldwide economy or the industries Autodesk serves, or (iv) changes in Autodesk’s business strategy.

For the annual impairment test, Autodesk’s market capitalization was substantially in excess of the carrying value of the Company as of January 31, 2021. Accordingly, Autodesk has determined there was no goodwill impairment of our reporting unit during the fiscal year ended January 31, 2021. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2020 or 2019.

The following table summarizes the changes in the carrying amount of goodwill during the fiscal years ended January 31, 2021 and 2020:

	January 31, 2021	January 31, 2020
Goodwill, beginning of the year	$2,594.2	$2,600.0
Less: accumulated impairment losses, beginning of the year	(149.2)	(149.2)
Additions arising from acquisitions during the year	220.8	—
Effect of foreign currency translation	40.7	(5.8)
Goodwill, end of the year	$2,706.5	$2,445.0

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities on acquired intangibles, and valuation allowances against U.S. capital losses, California and Michigan deferred tax assets and foreign deferred tax assets. Autodesk performed a quarterly assessment of the recoverability of these net deferred tax assets and believes it will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount that is more likely than not to be realized.

Stock-based Compensation Expense

    The following table summarizes stock-based compensation expense for fiscal 2021, 2020, and 2019, respectively, as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019
Cost of subscription and maintenance revenue	$17.2	$13.8	$13.2
Cost of other revenue	6.4	5.8	4.3
Marketing and sales	178.4	149.0	109.4
Research and development	145.0	120.8	82.6
General and administrative	52.8	73.0	40.0
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	399.8	362.4	249.5
Tax benefit	(42.0)	(1.1)	(2.6)
Stock-based compensation expense related to stock awards and ESPP purchases, net	$357.8	$361.3	$246.9

Autodesk measures stock-based compensation cost at the grant date fair value of the award, and recognizes expense ratably over the requisite service period, which is generally the vesting period. Autodesk determines the estimated fair value of stock-based payment awards for stock options and grants of employee stock purchases related to the employee stock purchase plan using either the Black-Scholes-Merton (“BSM”) option-pricing model or a binomial-lattice model (e.g., Monte Carlo simulation model). To determine the grant-date fair value of our stock-based payment awards for restricted stock units and performance stock units, we use the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The variables used in these models are reviewed on a quarterly basis and adjusted as needed. Share-based compensation cost for restricted stock is measured on the closing fair market value of our common stock on the date of grant. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2021		January 31, 2020		January 31, 2019
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP	Stock Option Plans	Performance Stock Unit	ESPP
Range of expected volatilities	50.7%	39.4 - 45.8%	36.3%	33.0 - 40.0%	37.0 - 42.0%	35.7%	33.0 - 38.0%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	0.5 - 3.8	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	0.3%	0.1 - 0.5%	2.5%	1.7 - 2.5%	2.3 - 2.7%	2.0%	1.9 - 2.8%

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

Autodesk did not pay cash dividends in fiscal 2021, 2020, or 2019 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of stock-based awards as those forfeitures occur.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $60.4 million in fiscal 2021, $42.2 million in fiscal 2020, and $37.5 million in fiscal 2019.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock. Diluted net income (loss) per share is computed based upon the weighted average shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and restricted stock units under the treasury stock method.

Defined Benefit Pension Plans

The funded status of Autodesk’s defined benefit pension plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation for the fiscal years presented. The projected benefit obligation represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. The fair value of plan assets represents the current market value of Autodesk’s cumulative company and participant contributions made to the various plans in effect.

Net periodic benefit cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs, and gains or losses previously recognized as a component of other comprehensive income (loss). Certain events, such as changes in the employee base, plan amendments, and changes in actuarial assumptions may result in a change in the defined benefit obligation and the corresponding change to other comprehensive loss.

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

Accounting Standards in Fiscal 2021

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by FASB or adopted by the Company during the fiscal year ended January 31, 2021, that are applicable to the Company.

Accounting Standards Adopted

In June 2016, FASB issued ASU No. 2016-13 regarding ASC Topic 326, “Financial Instruments - Credit Losses,” which requires the measurement and recognition of expected credit losses for certain financial instruments using forward-looking information to calculate credit loss estimates. Autodesk adopted ASU 2016-13 as of the effective date which represents Autodesk’s fiscal year beginning February 1, 2020. The ASU did not have a material impact on Autodesk’s consolidated financial statements at adoption.

Adoption and policy elections

Allowances for uncollectible trade receivables and contract assets are subject to impairment using the expected credit loss model. Allowances for expected credit losses are measured based upon the lifetime expected credit loss which is based on historical experience, the number of days that billings are past due, reasonable economic forecast, including revised forecast data for the current economic environment, customer payment behavior, credit reports, and other customer-specific information. Allowances for credit losses on trade receivables and contract assets were not material as of January 31, 2021.

Autodesk’s investments in available-for-sale debt securities are subject to a periodic impairment review. If Autodesk does not intend to sell and it is more likely than not that Autodesk will not be required to sell the available-for-sale debt security prior to recovery of its amortized cost basis, Autodesk will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment will be assessed at the individual security level. Credit-related impairment is recognized as an allowance on the Consolidated Balance Sheets with a corresponding adjustment to “Interest and other expense, net” on the Company's Consolidated Statements of Operations. Any impairment that is not credit-related is recognized in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

Autodesk does not measure an allowance for credit losses on accrued interest receivables on available-for-sale debt securities separately. Autodesk writes off accrued interest receivables by reversing interest income in the period deemed uncollectible in “Interest and other expense, net” on the Company’s Consolidated Statements of Operations. Any accrued interest receivable on available-for-sale debt securities is recorded in “Cash and cash equivalents,” “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Consolidated Balance Sheets, as applicable.

Recently Issued Accounting Standards but not yet Adopted

In March 2020, FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Autodesk will apply the expedients in ASU No. 2020-04 through December 31, 2022. Autodesk does not believe ASU No. 2020-04 will have a material impact on its consolidated financial statements.

2. Revenue Recognition

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and EBAs, (2) renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license, and (3) consulting, training, and other goods and services. The three categories are presented as line items on Autodesk’s Consolidated Statements of Operations.

Information regarding the components of Autodesk’s net revenue from contracts with customers by geographic location, product family, sales channel, and product type is as follows:

	Fiscal Year ended January 31,
	2021	2020	2019
Net revenue by product family:
Architecture, Engineering and Construction	$1,648.6	$1,377.1	$1,021.6
Manufacturing	798.6	726.1	616.2
AutoCAD and AutoCAD LT	1,099.4	948.2	731.8
Media and Entertainment	219.4	199.2	182
Other	24.4	23.7	18.2
Total net revenue	$3,790.4	$3,274.3	$2,569.8

Net revenue by geographic area:
Americas
U.S.	$1,281.8	$1,108.9	$874.6
Other Americas	260.6	226.9	175.3
Total Americas	1,542.4	1,335.8	1,049.9
Europe, Middle East and Africa	1,472.6	1,303.5	1,034.3
Asia Pacific	775.4	635.0	485.6
Total net revenue	$3,790.4	$3,274.3	$2,569.8

Net revenue by sales channel:
Indirect	$2,600.0	$2,282.2	$1,830.8
Direct	1,190.4	992.1	739.0
Total net revenue	$3,790.4	$3,274.3	$2,569.8

Net revenue by product type:
Design	$3,365.8	$2,920.1	$2,347.8
Make	296.4	218.4	89.6
Other	128.2	135.8	132.4
Total net revenue	$3,790.4	$3,274.3	$2,569.8

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts payable to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of January 31, 2021, Autodesk had remaining performance obligations of $4.24 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $2.74 billion or 65% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.50 billion or 35% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of January 31, 2021. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the fiscal year ended January 31, 2021 and 2020, that was included in the deferred revenue balances at January 31, 2020 and 2019, was $2.24 billion and $1.80 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

3.     Financial Instruments

The following tables summarize the Company’s financial instruments’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2021 and 2020.

	January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Commercial paper	$36.0	$—	$—	$36.0	$—	$36.0	$—
Money market funds	686.9	—	—	686.9	686.9	—	—
Other (2)	4.4	—	—	4.4	4.0	0.4	—
Marketable securities:
Short-term available-for-sale
Other (3)	4.0		—	4.0		4.0	—
Short-term trading securities
Mutual funds (4)	64.5	16.5	—	81.0	81.0	—	—
Strategic investments derivative asset (5)	0.1	0.4	(0.3)	0.2	—	—	0.2
Derivative contract assets (5)	0.4	9.8	(0.4)	9.8	—	9.8
Derivative contract liabilities (6)	—	—	(17.5)	(17.5)	—	(17.5)	—
Total	$796.3	$26.7	$(18.2)	$804.8	$771.9	$32.7	$0.2
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of custody cash deposits and certificates of deposit.
(3)Consists of commercial paper and municipal bonds.
(4)See Note 7, "Deferred Compensation" for more information.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.
(6)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

	January 31, 2020
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
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of custody cash deposits and certificates of deposit.
(3)See Note 7, "Deferred Compensation" for more information.
(4)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.
(5)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities, and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As of January 31, 2021 and 2020, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for fiscal 2021.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses for fiscal 2021. There were no write offs of accrued interest receivables for fiscal 2021.

The sales or redemptions of debt securities in fiscal 2021 resulted in a net gain of $0.6 million. There was no realized gain or loss for the sales or redemptions of debt securities during fiscal 2020. The sales or redemptions of debt securities in fiscal 2019 resulted in a loss of $1.3 million. The gains and losses were recorded in “Interest and other expense, net” on the Company’s Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities for fiscal 2021, 2020, and 2019 were $17.0 million, $27.4 million, and $531.0 million, respectively.

Strategic investment equity securities

As of January 31, 2021 and 2020, Autodesk had $134.1 million and $122.5 million, respectively, in direct investments in privately held companies. These strategic investment equity securities do not have readily determined fair values and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative were as follows:

	Fiscal Year Ended			Cumulative Amount as of
	2021	2020	2019	January 31, 2021
Upward adjustments (1)	$6.6	$3.2	$6.2	$16.0
Negative adjustments, including impairments (1)	(51.6)	(4.2)	(4.8)	(60.6)
Net adjustments	$(45.0)	$(1.0)	$1.4	$(44.6)
____________________
(1)Included in “Interest and other expense, net” on the Company’s Consolidated Statements of Operations.

Autodesk does not consider the remaining investments to be impaired at January 31, 2021.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.14 billion at January 31, 2021, and $981.3 million at January 31, 2020. Outstanding contracts are recognized as either assets or liabilities on the Company’s Consolidated Balance Sheets at fair value. The majority of the net loss of $24.1 million remaining in “Accumulated other comprehensive loss” as of January 31, 2021, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company’s Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the fiscal year ended January 31, 2021 and 2020:

	Fiscal Year Ended January 31, 2021
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$3,478.9	$183.3	$242.1	$1,440.3	$932.5	$413.9

(Loss) gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(0.4)	$0.1	$0.6	$2.4	$0.5	$1.2

	Fiscal Year Ended January 31, 2020
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,751.9	$386.6	$223.9	$1,310.3	$851.1	$405.6

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$11.7	$5.9	$(0.9)	$(4.3)	$(0.7)	$(2.1)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $434.5 million at January 31, 2021, and $736.2 million at January 31, 2020.

Fair Value of Derivative Instruments:

The fair values of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2021, and January 31, 2020:

	Balance Sheet Location	Fair Value at
		January 31, 2021	January 31, 2020
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$4.7	$1.0
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	5.3	8.4
Total derivative assets		$10.0	$9.4
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$16.5	$2.8
Derivatives not designated as hedging instruments	Other accrued liabilities	1.0	1.9
Total derivative liabilities		$17.5	$4.7

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2021, 2020, and 2019, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2021	2020	2019
Amount of (loss) gain recognized in accumulated other comprehensive loss on derivatives (effective portion)	$(28.1)	$3.0	$19.6
Amount and location of (loss) gain reclassified from accumulated other comprehensive loss into income (loss) (effective portion)
Net revenue	$(0.3)	$17.6	$(8.5)
Cost of revenue	0.6	(0.9)	—
Operating expenses	4.1	(7.1)	(3.6)
Total	$4.4	$9.6	$(12.1)

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2021, 2020, and 2019, respectively (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2021	2020	2019
Amount and location of (loss) gain recognized on derivatives in net income (loss)
Interest and other expense, net	$(0.8)	$6.0	$6.6

4.     Equity Compensation

Stock Plans

As of January 31, 2021, Autodesk maintained four active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (as amended, the “2012 Employee Plan”), which is available only to employees, the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors’ Plan”), which is available only to non-employee directors, the PlanGrid 2012 Equity Incentive Plan (“PlanGrid 2012 Plan”), which is available to employees who held outstanding unvested options and restricted stock units that were assumed as part of our acquisition of PlanGrid, Inc. and the BuildingConnected, Inc. 2013 Stock Plan (“BuildingConnected 2013 Plan”), which is available to employees who held outstanding unvested options that were assumed as part of our acquisition of BuildingConnected, Inc. Additionally, there is one terminated plan with options outstanding.

The 2012 Employee Plan was approved by Autodesk’s stockholders and became effective on January 6, 2012. Since the 2012 Stock Plan was adopted by stockholders in January 2012, Autodesk has received stockholder approval to increase the number of shares subject to the plan by 36.1 million shares. The 2012 Employee Plan replaced the 2008 Employee Stock Plan, as amended (“2008 Plan”), and no further equity awards may be granted under the 2008 Plan. The 2012 Employee Plan reserves up to 57.3 million shares which includes 51.3 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2021, 55.0 million shares subject to options or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2021, 10.0 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors’ Plan was approved by Autodesk’s stockholders and became effective on January 6, 2012. The 2012 Directors’ Plan replaced the 2010 Outside Directors’ Stock Plan, as amended (“2010 Plan”). The 2012 Directors’ Plan permits the grant of stock options, restricted stock units, and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors’ Plan as 2.11 shares. As of January 31, 2021, 1.0 million shares subject to restricted stock unit awards have been granted under the 2012 Directors’ Plan. Restricted stock units that were granted under the 2012 Outside Directors’ Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors’ Plan. The 2012 Directors’ Plan will expire on June 30, 2022. At January 31, 2021, 0.8 million shares were available for future issuance under the 2012 Directors’ Plan.

Pursuant to the PlanGrid acquisition on December 19, 2018, the Company assumed the unvested options and restricted stock units under the PlanGrid 2012 Plan. No further equity awards will be granted under the PlanGrid 2012 Plan. As of January 31, 2021, approximately 10 thousand shares subject to options remain outstanding under the PlanGrid 2012 Plan. Options that were granted under the PlanGrid 2012 Plan vest over a four-year period and expire 10 years from the date of grant. The PlanGrid 2012 Plan will expire on June 18, 2022.

Pursuant to the BuildingConnected acquisition on January 23, 2019, the Company assumed the unvested options under the BuildingConnected 2013 Plan. No further equity awards will be granted under the BuildingConnected 2013 Plan. As of January 31, 2021, approximately 38 thousand shares subject to options remain outstanding under the BuildingConnected 2013 Plan. Options that were granted under the BuildingConnected 2013 Plan vest over a four-year period and expire 10 years from the date of grant. The BuildingConnected 2013 Plan will expire on May 6, 2023.

The following sections summarize activity under Autodesk’s stock plans.

Restricted Stock Units:

A summary of restricted stock activity for the fiscal year ended January 31, 2021, is as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2020	4,732.3	$147.24
Granted	2,462.2	224.20
Vested	(2,341.6)	142.15
Canceled/Forfeited	(327.8)	158.00
Performance Adjustment (1)	(18.0)	190.74
Unvested restricted stock at January 31, 2021	4,507.1	$191.88
_______________
(1)Based on Autodesk’s financial results and relative total stockholder return for the fiscal 2020 performance period. The performance stock units were attained at rates ranging from 96.6% to 101.1% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2021, 2020, and 2019, the weighted average grant date fair values were $224.20, $156.24, and $144.37, respectively. The fair value of the shares vested during fiscal years ended January 31, 2021, 2020, and 2019 were $503.4 million, $361.0 million, and $425.4 million, respectively.

During the fiscal year ended January 31, 2021, Autodesk granted 2.2 million restricted stock units. Restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period.

During the fiscal years ended January 31, 2021 and 2020, Autodesk settled liability-classified awards of $28.7 million and $23.5 million, respectively. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

Autodesk recorded stock-based compensation expense related to restricted stock units of $308.9 million, $274.5 million, and $189.3 million during fiscal years ended January 31, 2021, 2020, and 2019, respectively. As of January 31, 2021, total compensation cost not yet recognized of $617.7 million related to non-vested awards is expected to be recognized over a weighted average period of 1.8 years. At January 31, 2021, the number of restricted stock units granted but unvested was 4.1 million.

During the fiscal year ended January 31, 2021, Autodesk granted 0.3 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units vested during fiscal 2021 are based on revenue goals adopted by the Compensation and Human Resource Committee and, as applicable, total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). These performance stock units vest over a three-year period and have the following vesting schedule:

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

Autodesk recorded stock-based compensation expense related to performance stock units of $30.7 million, $27.1 million, and $28.6 million during fiscal years ended January 31, 2021, 2020, and 2019 respectively. As of January 31, 2021, total compensation cost not yet recognized of $5.0 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 0.8 years. At January 31, 2021, the number of performance stock units granted but unvested was 0.4 million.

Common Stock

Autodesk agreed to issue a fixed amount of $4.9 million in common stock at a future date to certain employees in connection with a fiscal 2021 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the fair value of Autodesk’s common stock at the issuance date. Shares to be issued are estimated to be 17,662 based on the closing price of Autodesk’s common stock on January 29, 2021, the last trading day before Autodesk’s fiscal 2021 year-end. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk issued 73,632 shares of restricted common stock to certain employees in connection with a fiscal 2021 acquisition. These shares of restricted common stock are subject to forfeiture by the employee if employment terminates prior to the three-year employment period. The fair value of the restricted common stock is recorded as compensation for post-acquisition services and recognized as expense using the straight-line method over the three-year repurchase period. See Note 6, “Acquisitions,” for further discussion.

Autodesk recorded stock-based compensation expense of $2.4 million during the fiscal year ended January 31, 2021, related to common stock shares.

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

At January 31, 2021, a total of 6.4 million shares were available for future issuance. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP does not have an expiration date.

A summary of the ESPP activity for the fiscal years ended January 31, 2021, 2020, and 2019 is as follows:

	Fiscal year ended January 31,
	2021	2020	2019
Issued shares	0.9	0.9	1.0
Average price of issued shares	$122.73	$102.20	$90.25
Weighted average grant date fair value of awards granted under the ESPP	$55.98	$47.78	$42.75

Autodesk recorded $40.1 million, $33.3 million, and $27.2 million of compensation expense associated with the ESPP in fiscal 2021, 2020, and 2019, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and awards granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2021:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise or vesting of outstanding options and awards (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions)
Equity compensation plans approved by security holders	4.7	$23.75	17.3	(1)
Total	4.7	$23.75	17.3
____________________
(1)Included in this amount are 6.4 million securities available for future issuance under Autodesk’s ESPP.

5.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2021	2020	2019
Federal:
Current	$9.8	$(2.3)	$(13.3)
Deferred	(741.0)	7.6	(6.7)
State:
Current	19.0	(0.4)	(1.8)
Deferred	(57.5)	2.1	0.1
Foreign:
Current	87.6	69.6	65.3
Deferred	20.6	3.7	(5.5)
Income tax provision (benefit)	$(661.5)	$80.3	$38.1

Foreign pretax income was $527.8 million in fiscal 2021, $475.5 million in fiscal 2020, and $181.4 million in fiscal 2019.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2021	2020	2019
Income tax provision (benefit) at U.S. Federal statutory rate	$114.8	$61.9	$(9.0)
State income tax benefit, net of the U.S. Federal benefit	(7.9)	(5.3)	(11.4)
Foreign income taxed at rates different from the U.S. statutory rate	(15.7)	(41.2)	117.8
Valuation allowance adjustment	(661.7)	65.3	18.8
Transition tax and revisions due to subsequent regulations		9.6	(16.0)
Tax effect of non-deductible stock-based compensation	20.4	24.9	7.6
Stock compensation windfall / shortfall	(35.4)	(22.4)	(39.4)
Research and development tax credit benefit	(22.1)	(19.8)	(23.5)
Closure of income tax audits and changes in uncertain tax positions	—	(2.0)	(12.7)
Tax effect of officer compensation in excess of $1.0 million	4.6	3.4	5.0
Non-deductible expenses	2.3	5.4	1.5
Global intangible low-taxed income, foreign derived intangible income	(65.0)	—	—
Other	4.2	0.5	(0.6)
Income tax provision (benefit)	$(661.5)	$80.3	$38.1

Autodesk’s fiscal 2021 tax benefit is primarily driven by the U.S. valuation allowance release, excess tax benefits from share-based compensation and a permanent tax benefit from foreign derived intangible income in the U.S., offset by tax expense in foreign locations, including withholding taxes on payments made to the United States or to Singapore from foreign sources.

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2021	2020
Stock-based compensation	$39.0	$32.8
Research and development tax credit carryforwards	220.4	263.4
Foreign tax credit carryforwards	69.9	253.9
Accrued compensation and benefits	3.4	3.4
Other accruals not currently deductible for tax	14.1	28.4
Purchased technology and capitalized software	48.2	37.7
Fixed assets	8.1	11.6
Lease liability	114.2	106.4
Tax loss carryforwards	65.5	241.2
Deferred revenue	501.5	29.2
Other	40.2	28.0
Total deferred tax assets	1,124.5	1,036.0
Less: valuation allowance	(186.5)	(883.4)
Net deferred tax assets	938.0	152.6
Indefinite lived intangibles	(83.1)	(76.5)
Right-of-use assets	(101.6)	(101.3)
Unremitted earnings of foreign subsidiaries	(1.6)	(0.9)
Total deferred tax liabilities	(186.3)	(178.7)
Net deferred tax assets (liabilities)	$751.7	$(26.1)

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk evaluates whether it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

In evaluating the need for a valuation allowance, prior to fiscal 2021 Autodesk considered global cumulative losses arising from the Company’s business model transition as a significant piece of negative evidence. During fiscal 2021 Autodesk has recognized cumulative earnings on a global basis and is profitable in the U.S.. Autodesk forecasts cumulative earnings in U.S. jurisdiction in fiscal 2022. In the fourth quarter of fiscal 2021, Autodesk released the valuation allowance against the Company’s U.S. deferred tax assets, due to positive evidence indicating that these deferred tax assets are more likely than not to be realized. The Company has retained a valuation allowance against California deferred tax assets and deferred tax assets that will convert into a capital loss upon reversal as we do not have sufficient income of the appropriate character to benefit these deferred tax assets. The Company continues to retain a valuation allowance of $65 million against foreign deferred tax assets in the Netherlands and Canada as of January 31, 2021.

The valuation allowance decreased by $696.9 million in fiscal 2021 primarily due to the U.S. valuation allowance release of $679.0 million. The valuation allowance increased by $85.6 million and $163.6 million in fiscal 2020 and fiscal 2019, respectively, primarily related to the generation of deferred tax attributes, net of the fiscal 2020 valuation allowance release of $42.0 million in Singapore.

    The U.S. Tax Cuts and Jobs Act (“TCJA”) provided broad and significant changes to the U.S. corporate income tax regime and reduced the statutory federal corporate rate from 35% to 21% for fiscal 2018 and forward. TCJA subjects the deemed intangible income of our foreign subsidiaries to current U.S. taxation (commonly referred to as “GILTI”), provides for a full dividends received deduction upon repatriation of untaxed earnings of our foreign subsidiaries, imposes a minimum taxation (without most tax credits) on modified taxable income, which is generally taxable income without deductions for payments to related foreign companies (commonly referred to as “BEAT”), modifies the accelerated depreciation deduction rules, and revises the deductibility of certain expenses.

The Company has elected to recognize any potential GILTI obligations as an expense in the period it is incurred.

We anticipate that the U.S. Department of Treasury and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

    As of January 31, 2021, Autodesk had $8.8 million of cumulative U.S. federal tax loss carryforwards and $560.4 million of cumulative U.S. state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. The pre-fiscal 2019 U.S. federal tax loss carryforward will expire beginning fiscal 2035 through fiscal 2039. U.S. federal losses generated beginning in fiscal 2019 do not expire and are carried forward indefinitely. The U.S. state tax loss carryforward will expire beginning fiscal 2025 through fiscal 2041.

In addition to U.S. federal and state tax loss carryforwards, the Netherlands, Norway, Singapore, and other foreign jurisdictions incurred federal tax losses totaling $222.0 million, which may be available to reduce future income tax liabilities. Our Norway and Singaporean losses, of $22.5 million and $156.4 million, respectively, have an indefinite expiration period. The Netherlands losses of $40.0 million will expire beginning in fiscal 2025 through fiscal 2027, and have a full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized.

As of January 31, 2021, Autodesk had $166.8 million of cumulative U.S. federal research tax credit carryforwards, $97.3 million of cumulative California state research tax credit carryforwards, and $56.8 million and $1.6 million of cumulative Canadian federal research and Ontario minimum tax credit carryforwards, respectively, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal research tax credit carryforwards will expire beginning fiscal 2026 through fiscal 2041, the state research tax credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian research tax credit carryforwards will expire beginning fiscal 2028 through fiscal 2041. Autodesk also has $112.2 million of cumulative U.S. federal foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. These foreign tax credits will expire beginning fiscal 2025 through fiscal 2030. As discussed above, the California and Canada cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses and credits will not be utilized.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization. No ownership change has occurred through the balance sheet date that would result in permanent losses of the U.S. federal and state tax attributes.

As of January 31, 2021, the Company had $198.0 million of gross unrecognized tax benefits, of which $31.7 million would reduce our valuation allowance, if recognized. The remaining $166.3 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will decrease in the next 12 months for an audit settlement of approximately $8.2 million.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2021	2020	2019
Gross unrecognized tax benefits at the beginning of the fiscal year	$220.6	$209.0	$337.6
Increases for tax positions of prior years	12.7	2.8	7.9
Decreases for tax positions of prior years	(41.1)	(0.4)	(146.3)
Increases for tax positions related to the current year	6.4	11.1	10.3
Decreases relating to settlements with taxing authorities	—	—	—
Reductions as a result of lapse of the statute of limitations	(0.6)	(1.9)	(0.5)
Gross unrecognized tax benefits at the end of the fiscal year	$198.0	$220.6	$209.0

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $4.5 million, $2.3 million, and $3.1 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2021, 2020, and 2019, respectively. There was $2.2 million, $(0.8) million, and $0.3 million of net expense for interest and penalties related to tax matters recorded through the consolidated statements of operations for the years ended January 31, 2021, 2020, and 2019, respectively.

    Autodesk’s U.S. and state income tax returns for fiscal 2002 through fiscal 2021 remain open to examination due to either net operating loss or credit carryforward. The Internal Revenue Service has examined the Company’s U.S. consolidated federal income tax returns for fiscal 2014 and 2015. This audit was finalized on January 31, 2019, and impacts from the finalization of the audit were recorded in the fiscal 2019 financial statements.

    Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal 2005 to 2021.

As a result of certain business and employment actions and capital investments undertaken by Autodesk, income earned in certain European and Asia Pacific countries was subject to reduced tax rates through fiscal 2019. Historically, the Company incurred $0.0 million net benefit ($0.00 basic net income per share) in fiscal 2021 and fiscal 2020 from the tax status of these business arrangements, and $11.4 million ($0.05 basic net income per share) in fiscal 2019.

6.     Acquisitions

Fiscal 2021 Acquisitions

The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to Autodesk’s Consolidated Financial Statements.

Spacemaker AS

On November 23, 2020, Autodesk acquired Spacemaker AS (“Spacemaker”). Spacemaker is a leading provider of cloud-based artificial intelligence technology and generative design enabling architects, urban designers, and real estate developers to optimize and maximize the potential of a building site, especially during early-stage design.

The acquisition-date fair value of the consideration transferred totaled $252.0 million, which consisted of $214.1 million of cash and 147,264 shares of Autodesk’s common stock at an aggregate fair value of $37.9 million. Of the total consideration transferred, $231.1 million is considered purchase consideration. Of the remaining amount, $18.9 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to stock-based compensation expense, and $2.0 million was recorded as stock-based compensation expense during the fiscal quarter ended January 31, 2021. The 147,264 shares of common stock are held in escrow until the third anniversary of the acquisition closing date, and 73,632 of those shares are subject to forfeiture by the employee if employment terminates during the three-year employment period. See Note 4, “Equity Compensation ,” for further discussion.

Other Acquisitions

During the fiscal year ended January 31, 2021, Autodesk also completed two other business combinations. The acquisition-date fair value of the cash consideration transferred totaled $45.4 million.

Purchase Price Allocation

The acquisitions during fiscal 2021 were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the acquisition. Goodwill of $193.0 million is deductible for U.S. income tax purposes.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the fiscal year ended January 31, 2021:

	Spacemaker	Other	Total
Developed technologies	$29.8	$12.0	$41.8
Customer relationships	3.9	5.7	9.6
Trade name	1.1	0.8	1.9
Goodwill	189.4	31.4	220.8
Deferred revenue (current and non-current)	(0.4)	(2.2)	(2.6)
Net tangible assets (liabilities)	7.3	(2.3)	5.0
Total	$231.1	$45.4	$276.5

For the business combinations, the allocation of purchase price consideration to certain assets and liabilities is not yet finalized. For the items not yet finalized, Autodesk’s estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, pending finalization of estimates and assumptions for certain tax aspects of the transaction and residual goodwill.
Fiscal 2020 Acquisitions

During the fiscal year ended January 31, 2020, Autodesk did not complete any business combinations.

Fiscal 2019 Acquisitions

During the fiscal year ended January 31, 2019, Autodesk completed three business combinations consisting of BuildingConnected, Inc., PlanGrid, Inc. and Assemble Systems, Inc. (“Assemble Systems”) for total aggregated purchase consideration of $1.12 billion. The total purchase consideration consisted of $1.06 billion of cash, $44.8 million of Autodesk common stock, $10.3 million attributable to the fair value of equity awards related to pre-combination services, and ascribed value of $10.6 million of Autodesk’s existing equity interest in Assemble Systems. In allocating the aggregate purchase consideration based on estimated fair values, the Company recorded $261.4 million of intangible assets and $868.0 million of goodwill. There is no amount of goodwill that is deductible for U.S. income tax purposes. The results of operations for these acquisitions were included in the accompanying Consolidated Statement of Operations from the dates of the respective acquisitions.

7.     Deferred Compensation

At January 31, 2021, Autodesk had marketable securities totaling $85.0 million, of which $81.0 million related to investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. Of the $81.0 million related to the deferred compensation liability at January 31, 2021, $7.3 million was classified as current and $73.7 million was classified as non-current liabilities. Of the $69.0 million related to the deferred compensation liability at January 31, 2020, $5.3 million was classified as current and $63.7 million was classified as non-current liabilities. The securities are recorded in the Consolidated Balance Sheets under the current portion of “Marketable securities.” The current and non-current portions of the liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Long-Term Other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $120.9 million and $98.8 million as of January 31, 2021, and January 31, 2020, respectively. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Consolidated Balance Sheet. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $96.6 million, $101.6 million, and $108.8 million during fiscal years ended January 31, 2021, 2020, and 2019, respectively. Autodesk did not recognize any contract cost impairment losses during the fiscal years ended January 31, 2021, 2020, or 2019.

8.     Borrowing Arrangements

In January 2020, Autodesk issued $500.0 million aggregate principal amount of 2.85% notes due January 15, 2030 (“2020 Notes”). Net of a discount of $1.1 million and issuance costs of $4.8 million, Autodesk received net proceeds of $494.1 million from issuance of the 2020 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The proceeds of the 2020 Notes were used for the repayment of $450.0 million 2015 Notes, as defined below, and the remainder is available for general corporate purposes.

In December 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party thereto and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 3.00:1.0, and (2) a maximum leverage ratio of 3.00:1.0. At January 31, 2021, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At January 31, 2021, Autodesk had no outstanding borrowings under the credit agreement.

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

In June 2015, Autodesk issued $450.0 million aggregate principal amount of 3.125% notes due June 15, 2020 (“$450 million 2015 Notes”) and $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (“$300 million 2015 Notes”) (collectively, the “2015 Notes”). Net of a discount of $0.6 million and $1.1 million, and issuance costs of $3.8 million and $2.5 million, Autodesk received net proceeds of $445.6 million and $296.4 million from issuance of the $450 million 2015 Notes and $300 million 2015 Notes, respectively. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the $300 million 2015 Notes are available for general corporate purposes. On March 4, 2020, the proceeds of the 2020 Notes were used for the repayment of the $450 million 2015 Notes. Autodesk paid a redemption price of $452.1 million, plus accrued and unpaid interest to, but not including, the date of redemption.

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

The 2020 Notes, 2017 Notes, $300 million 2015 Notes and the 2012 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All Notes contain restrictive covenants that limit Autodesk’s ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets, subject to important qualifications and exceptions.

Based on the quoted market prices, the approximate fair value of the notes as of January 31, 2021, were as follows:

	Aggregate Principal Amount	Fair value
2012 Notes	$350.0	$366.3
$300 2015 Notes	300.0	341.4
2017 Notes	500.0	564.6
2020 Notes	500.0	542.7

The expected future principal payments for all borrowings as of January 31, 2021, are as follows:

Fiscal year ending
2022	$—
2023	350.0
2024	—
2025	—
2026	300.0
Thereafter	1,000.0
Total principal outstanding	$1,650.0

9. Leases

Autodesk has operating leases for real estate, vehicles and certain equipment. Leases have remaining lease terms of less than 1 year to 69 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 9 years. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. Options to terminate are considered in determining the lease liability if they are reasonably certain of being exercised. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the consolidated statement of operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented.
During the fiscal year ended January 31, 2021, Autodesk recorded an operating lease right-of-use asset impairment of $6.9 million included in “General and administrative” on the Company’s Consolidated Statements of Operations. The impairment loss was due to vacating an office facility.

The components of lease cost were as follows:

	Fiscal Year Ended January 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$7.2	$1.9	$45.0	$29.2	$18.1	$101.4
Variable lease cost	0.9	0.2	5.3	3.5	2.1	12.0

	Fiscal Year Ended January 31, 2020
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6.6	$2.2	$38.0	$27.3	$12.7	$86.8
Variable lease cost	0.9	0.3	5.4	3.8	1.8	12.2

Supplemental operating cash flow information related to leases is as follows:

	Fiscal Year Ended January 31, 2021	Fiscal Year Ended January 31, 2020
Cash paid for operating leases included in operating cash flows (1)	$96.3	$93.5
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	67.4	231.7
  _______________
(1) Includes $12.0 million and $12.2 million in variable lease payments not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Consolidated Balance Sheet for fiscal years ended January 31, 2021 and 2020, respectively.

The weighted average remaining lease term for operating leases is 7.3 and 7.5 years at January 31, 2021 and 2020, respectively. The weighted average discount rate was 2.69% and 3.41% at January 31, 2021 and 2020, respectively,

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2022	$82.8
2023	95.0
2024	79.2
2025	59.3
2026	45.2
Thereafter	149.1
510.6
Less imputed interest	43.2
Present value of operating lease liabilities	$467.4

As of January 31, 2021, Autodesk has additional operating lease minimum lease payments of $0.4 million for executed leases that have not yet commenced, primarily for office locations.

Rent expense related to operating leases recognized on a straight-line basis over the lease period under previous accounting guidance, was $60.7 million for fiscal 2019.

10.     Commitments and Contingencies

Purchase Commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2021, were approximately $374.8 million for periods through fiscal 2028. These purchase commitments primarily result from contracts entered into for the acquisition of cloud services, IT infrastructure, marketing, and commitments related to our investment agreements with limited liability partnership funds.

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a fixed rate over a specified period, dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of subscription and maintenance revenue and cost of other revenue on Autodesk’s Consolidated Statements of Operations, was $14.9 million in fiscal 2021, $14.3 million in fiscal 2020, and $6.4 million in fiscal 2019.

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

Legal Proceedings

Autodesk is involved in a variety of claims, suits, inquiries, investigations, and proceedings in the normal course of business including claims of alleged infringement of intellectual property rights, commercial, employment, tax, prosecution of unauthorized use, business practices, and other matters. Autodesk routinely reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, Autodesk records a liability for the estimated loss. Because of inherent uncertainties related to these legal matters, Autodesk bases its loss accruals on the best information available at the time. As additional information becomes available, Autodesk reassesses its potential liability and may revise its estimates. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the Company’s results of operations, cash flows, or financial position in a particular period, however, based on the information known by the Company as of the date of this filing and the rules and regulations applicable to the preparation of the Company’s financial statements, any such amount is either immaterial or it is not possible to provide an estimated amount of any such potential loss.

11.     Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired approximately 2.6 million shares in fiscal 2021 at an average repurchase price of $207.61 per share, 2.7 million shares in fiscal 2020 at an average repurchase price of $168.63 per share, and 2.2 million shares in fiscal 2019 at an average repurchase price of $130.15.

At January 31, 2021, 12.1 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

12.    Interest and Other Expense, net

Interest and other expense, net, consists of the following:

	Fiscal Year Ended January 31,
	2021	2020	2019
Interest and investment expense, net	$(51.1)	$(54.0)	$(52.1)
Gain on foreign currency	3.5	3.9	5.1
(Loss) gain on strategic investments	(41.7)	(3.3)	12.5
Other income	6.9	5.2	16.8
Interest and other expense, net	$(82.4)	$(48.2)	$(17.7)

13.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2019	$15.0	$3.3	$(16.3)	$(137.0)	$(135.0)
Other comprehensive income (loss) before reclassifications	4.1	1.8	—	(13.7)	(7.8)
Pre-tax losses reclassified from accumulated other comprehensive income	(9.6)	—	(8.1)	—	(17.7)
Tax effects	(1.1)	(0.4)	1.6	0.1	0.2
Net current period other comprehensive (loss) income	(6.6)	1.4	(6.5)	(13.6)	(25.3)
Balances, January 31, 2020	8.4	4.7	(22.8)	(150.6)	(160.3)
Other comprehensive (loss) income before reclassifications	(33.1)	1.5	0.3	64.3	33.0
Pre-tax (gain) loss reclassified from accumulated other comprehensive income	(4.4)	0.1	1.5	—	(2.8)
Tax effects	5.0	0.1	(0.3)	(0.6)	4.2
Net current period other comprehensive (loss) income	(32.5)	1.7	1.5	63.7	34.4
Balances, January 31, 2021	$(24.1)	$6.4	$(21.3)	$(86.9)	$(125.9)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other expense, net.” Refer to Note 3, “Financial Instruments” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other expense, net.”

14.     Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units. Diluted net income (loss) per share is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common stock, including the effect of stock options and restricted stock units under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts:

	Fiscal Year Ended January 31,
	2021	2020	2019
Numerator:
Net income (loss)	$1,208.2	$214.5	$(80.8)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	219.4	219.7	218.9
Effect of dilutive securities (1)	2.7	2.8	—
Denominator for dilutive net income (loss) per share	222.1	222.5	218.9
Basic net income (loss) per share	$5.51	$0.98	$(0.37)
Diluted net income (loss) per share	$5.44	$0.96	$(0.37)
____________________
(1)The effect of dilutive securities of 3.1 million shares for the fiscal year ended January 31, 2019, have been excluded from the calculation of diluted net loss per share as those shares would have been anti-dilutive due to the net loss incurred during that fiscal year.

The computation of diluted net income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. The effect of 0.1 million potentially anti-dilutive shares were excluded from the computation of diluted net income per share for the fiscal year ended January 31, 2021. There were no potentially anti-dilutive shares excluded from the computation of diluted net income per share for the fiscal year ended January 31, 2020. The effect of 0.5 million potentially anti-dilutive shares were excluded from the computation of net loss per share for the fiscal year ended January 31, 2019.

15.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 75% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $21.6 million in fiscal 2021, $21.4 million in fiscal 2020, and $17.1 million in fiscal 2019. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

Defined Benefit Pension Plans

Autodesk provides certain defined benefit pension plans to employees located in countries outside of the United States, primarily the United Kingdom, Switzerland, and Japan. The Company deposits funds for specific plans, consistent with the requirements of local law, with insurance companies or third-party trustees, or into government-managed accounts, and accrues for the unfunded portion of the obligation, where material.

The projected benefit obligation was $110.0 million and $103.5 million as of January 31, 2021, and January 31, 2020, respectively. The accumulated benefit obligation was $105.2 million and $97.3 million as of January 31, 2021, and January 31, 2020, respectively. The related fair value of plan assets was $107.2 million and $96.2 million as of January 31, 2021, and January 31, 2020, respectively. Our defined pension plan assets are measured at fair value and consist primarily of insurance contracts categorized as level 2 in the fair value hierarchy and an investment fund valued using net asset value. The insurance contracts represent the immediate cash surrender value of assets managed by qualified insurance companies. The assets held in the investment fund are invested in a diversified growth fund actively managed by a third party.

Autodesk recognized an aggregate pension liability for the funded status of $12.1 million and $11.6 million in “Long-term other liabilities” on the Consolidated Balance Sheet as of January 31, 2021, and January 31, 2020, respectively. Our total net periodic pension plan cost (benefit) was $2.8 million, $3.7 million and $(3.1) million for fiscal years 2021, 2020, and 2019, respectively.

Our expected funding for the plans during fiscal 2022 is approximately $5.5 million.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2022	$2.6
2023	2.6
2024	2.7
2025	3.9
2026	2.9
2027-2031	17.1
Total	$31.8

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $31.7 million in fiscal 2021, $28.7 million in fiscal 2020, and $29.6 million in fiscal 2019.

Cash Balance Plans

Autodesk provides a cash balance plan that insures the risks of disability, death, and longevity, in which the vested pension capital is reinvested and provides a 100% capital and interest guarantee. The weighted-average guaranteed interest crediting rate for cash balance plans was 1%, 1%, and 1% for mandatory retirement savings and 0.1%, 0.1%, and 0.3% for supplementary retirement savings for fiscal 2021, 2020, and 2019, respectively.

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 7, “Deferred Compensation,” for further discussion.

16.     Selected Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal years 2021 and 2020 is as follows:

2021	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$885.7	$913.1	$952.4	$1,039.2	$3,790.4
Gross profit	803.8	832.2	868.7	948.6	3,453.3
Income from operations	130.6	146.1	168.0	184.4	629.1
(Provision) benefit for income taxes	(24.0)	(30.8)	(23.9)	740.2	661.5
Net income	66.5	98.2	132.2	911.3	1,208.2
Basic net income per share (1)	$0.30	$0.45	$0.60	$4.15	$5.51
Diluted net income per share (1)	$0.30	$0.44	$0.59	$4.10	$5.44
Income from operations includes the following items:
Stock-based compensation expense	$98.2	$95.9	$97.4	$108.3	$399.8
Amortization of acquisition related intangibles	17.1	16.9	17.2	17.2	68.4
Acquisition related costs	1.9	3.5	4.5	4.7	14.6

2020	1st quarter	2nd quarter	3rd quarter	4th quarter	Fiscal year
Net revenue	$735.5	$796.8	$842.7	$899.3	$3,274.3
Gross profit	652.8	717.3	763.2	816.1	2,949.4
Income from operations	24.8	73.8	110.6	133.8	343.0
(Provision) benefit for income taxes	(32.8)	(26.3)	(29.7)	8.5	(80.3)
Net (loss) income	(24.2)	40.2	66.7	131.8	214.5
Basic net (loss) income per share (1)	$(0.11)	$0.18	$0.30	$0.60	$0.98
Diluted net (loss) income per share (1)	$(0.11)	$0.18	$0.30	$0.59	$0.96
(Loss) Income from operations includes the following items:
Stock-based compensation expense	$75.2	$88.2	$94.0	$105.0	$362.4
Amortization of acquisition related intangibles	19.0	18.3	18.1	18.0	73.4
Acquisition related costs	12.7	6.0	2.5	2.1	23.3
Restructuring and other exit costs, net	$0.2	$0.2	$0.1	$—	$0.5
____________________
(1) Net income (loss) per share were computed independently for each of the periods presented; therefore the sum of the net income (loss) per share amount for the quarters may not equal the total for the fiscal year.

17.     Subsequent Events

    On February 23, 2021, Autodesk entered into an agreement to acquire Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”), a global leader in water infrastructure software, for approximately $1.0 billion, net of cash acquired and subject to working capital and tax closing adjustments. Innovyze provides water infrastructure software, is expected to provide comprehensive water modeling solutions that augments Autodesk’s BIM offerings in civil engineering, and is expected to extend Autodesk’s presence into operations and maintenance of water infrastructure assets. The transaction, which is structured as a cash offer for all the outstanding shares of Storm UK Holdco Limited, is subject to customary closing conditions, including regulatory approvals, and is expected to close in Autodesk’s first quarter of fiscal 2021. Autodesk expects to use readily available cash to fund the transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. (the Company) as of January 31, 2021, and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021, and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2021 expressed an unqualified opinion thereon.
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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's identification and evaluation of performance obligations. For example, we tested management’s assessment of performance obligations included in new product and service offerings. Our audit procedures also included, among others, evaluating the interdependency and level of integration between the software and cloud functionality. We also assessed key assumptions related to the software and cloud functionality and further reviewed information externally available on the Company’s product offerings. We have also evaluated the Company’s revenue disclosures in relation to these matters.

Uncertain tax positions
Description of the Matter	As discussed in Notes 1 and 5 to the consolidated financial statements, the Company makes estimates in determining the accruals for uncertain tax positions. As of January 31, 2021, the Company had gross unrecognized tax benefits of $198.0 million for uncertain tax positions.

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

Our audit procedures included, among others, involvement of our tax professionals to assess the technical merits of the Company’s tax positions. These procedures included assessing the Company’s correspondence with the relevant tax authorities and evaluating income tax opinions or other third party advice obtained by the Company.

We evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant international and local income tax laws. We analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations. For certain tax positions related to intercompany transactions, we assessed the assumptions and pricing method used in setting arm’s length prices and the documentation to support the pricing. We also evaluated the adequacy of the Company’s financial statement disclosures related to these tax matters.

Realizability of Deferred Tax Assets
Description of the Matter	As described in Notes 1 and 5 to the consolidated financial statements, the Company regularly assesses the need for a valuation allowance against its deferred tax assets. Valuation allowances are provided against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will not be realized. The Company considers all available positive and negative evidence including its history of operating income or losses, future reversals of existing taxable temporary differences, tax planning strategies, and future taxable income (exclusive of reversing temporary differences and carryforwards.) During fiscal year 2021, the Company released $679.0 million in valuation allowance.

Auditing the Company’s assessment of the realizability of deferred tax assets involved complex auditor judgment as the Company’s assessment is highly judgmental and based on significant assumptions that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting process related to the realizability of deferred tax assets. This included controls over the Company’s evaluation of positive and negative evidence used in determining the amount of deferred tax assets that were more likely than not to be realized in the future, the Company’s scheduling of the future reversal of existing taxable temporary differences, and projections of future taxable income. Our audit procedures included, among others, assessing the Company’s evaluation of positive and negative evidence and testing the Company’s scheduling of the reversal of existing taxable temporary differences. We evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as the Company’s analysis of current industry and economic trends. We also assessed the historical accuracy of the Company’s projections and compared the projections of future taxable income with other forecasted financial information prepared by the Company. We evaluated the adequacy of the Company’s financial statement disclosures related to the release of its valuation allowance.
                                /s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1983.
San Francisco, California
March 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autodesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of January 31, 2021, and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 19, 2021, expressed an unqualified opinion thereon.

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

                                /s/ ERNST & YOUNG LLP
San Francisco, California
March 19, 2021

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission (“SEC”), and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2021.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Our management has concluded that, as of January 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal One—Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of March 19, 2021, regarding our executive officers.

Name	Age	Position
Andrew Anagnost	56	President and Chief Executive Officer
Deborah L. Clifford	46	EVP and Chief Financial Officer
Steve M. Blum	56	Chief Revenue Officer
Pascal W. Di Fronzo	56	EVP, Corporate Affairs, Chief Legal Officer & Secretary

Andrew Anagnost joined Autodesk in September 1997 and has served as President and Chief Executive Officer since June 2017. He also served as Interim Chief Financial Officer from January 2021 to March 2021. Dr. Anagnost served as Co-CEO from February 2017 to June 2017, Chief Marketing Officer from December 2016 to June 2017 and as the Company’s Senior Vice President, Business Strategy & Marketing, from March 2012 to June 2017. From December 2009 to March 2012, Dr. Anagnost was Vice President, Product Suites and Web Services of the Company. Prior to this position, Dr. Anagnost served as Vice President of CAD/CAE products for the manufacturing division of the Company from March 2007 to December 2009. Previously, Dr. Anagnost held other senior management positions at the Company. Prior to joining the Company, Dr. Anagnost held various engineering, sales, marketing and product management positions at Lockheed Aeronautical Systems Company and EXA Corporation. He also served as an NRC post-doctoral fellow at NASA Ames Research Center.

Deborah L. Clifford joined Autodesk as Executive Vice President and Chief Financial Officer in March 2021. Ms. Clifford previously served as Chief Financial Officer of SVMK Inc. (“SurveyMonkey”), an online survey development company, since July 2019. Prior to joining SurveyMonkey, Ms. Clifford served as Vice President of Financial Planning and Analysis at Autodesk from January 2018 to July 2019, and had served in various finance positions at Autodesk since September 2005, including as Vice President, Division Finance from July 2014 to December 2017.

Steven M. Blum joined Autodesk in January 2003 and has served as Chief Revenue Officer since August 2020. He previously served as Senior Vice President, Worldwide Field Operations since September 2017. Mr. Blum served as Senior Vice President, Worldwide Sales and Services from February 2011 to September 2017. From January 2003 to February 2011, he served as Senior Vice President of Americas Sales. Prior to this position, Blum was Executive Vice President of Sales and Account Management for Parago, Inc. Blum also held positions at Mentor Graphics, most recently serving as Vice President of America's sales. Before joining Mentor Graphics, he held engineering and sales positions at NCR Corporation and Advanced Micro Devices.

Pascal W. Di Fronzo joined Autodesk in June 1998 and has served as Executive Vice President, Corporate Affairs, Chief Legal Officer & Secretary since December 2016. Mr. Di Fronzo served as Senior Vice President, General Counsel and Secretary from March 2007 to December 2016. From March 2006 to March 2007, Mr. Di Fronzo served as Vice President, General Counsel and Secretary, and served as Vice President, Assistant General Counsel and Assistant Secretary from March 2005 through March 2006. Previously, Mr. Di Fronzo served in other business and legal capacities in our Legal Department. Prior to joining Autodesk, he advised high technology and emerging growth companies on business and intellectual property transactions and litigation while in private practice.

There is no family relationship among any of our directors or executive officers.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled “Corporate Governance” and “Executive Compensation” in our Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance—Independence of the Board” in our Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal Two—Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report:

1.Financial Statements: The information concerning Autodesk’s financial statements, and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2021, 2020, and 2019, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

Schedule II    Valuation and Qualifying Accounts

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3.Exhibits: See Item 15(b) below. We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately prior to the signature page of this Form 10-K.

(b)     Exhibits:

We have filed, or incorporated into this Report by reference, the exhibits listed on the accompanying Index to Exhibits immediately prior to the signature page of this Form 10-K.

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)FINANCIAL STATEMENT SCHEDULE

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions and Write-Offs	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2021
Partner Program reserves (1)	$60.4	491.9	488.3	$64.0
Fiscal Year Ended January 31, 2020
Partner Program reserves (1)	$51.7	453.7	445.0	$60.4
Restructuring and other facility exit costs	$2.1	0.3	2.4	$—
Fiscal Year Ended January 31, 2019
Partner Program reserves (1)	$36.5	294.7	279.5	$51.7
Restructuring and other facility exit costs	$57.2	41.9	97.0	$2.1
 ____________________
(1)The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

ITEM 16FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant		10-K	000-14338	3.1	3/20/2006
3.2	Amended and Restated Bylaws of Registrant		8-K	000-14338	3.1	3/23/2020
4.1	Indenture dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	12/13/2012
4.2	First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.2	12/13/2012
4.3	Third Supplemental Indenture (including Form of Notes) dated June 8, 2017, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	6/8/2017
4.4	Fourth Supplemental Indenture (including Form of Notes) dated January 14, 2020, by and between the Registrant and U.S. National Bank Association		8-K	000-14338	4.1	1/14/2020
4.5	Description of Registrant's Capital Stock		10-K	000-14338	4.6	3/19/2020
10.1*	Description of Registrant's Performance Stock Unit Program		8-K	000-14338		3/26/2018
10.2*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of June 12, 2018		10-Q	000-14338	10.3	8/30/2018
10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Subscription Agreement, as amended and restated		10-Q	000-14338	10.5	8/30/2016
10.4*	Registrant's 2012 Employee Stock Plan, as amended and restated effective as of June 12, 2018		10-Q	000-14338	10.2	8/30/2018
10.5*	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.2	8/30/2016
10.6*	Registrant's 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.3	8/30/2016
10.7*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement		8-K	000-14338	10.2	3/13/2012
10.8*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees)		8-K	000-14338	10.4	3/13/2012
10.9*	PlanGrid, Inc. 2012 Equity Incentive Plan		S-8	333-228934	99.1	12/21/2018
10.10*	Amended and Restated BuildingConnected, Inc. 2013 Stock Plan		S-8	333-229346	99.1	1/24/2019
10.11*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated		10-K	000-14338	10.18	3/21/2017
10.12*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		8-K	000-14338	10.5	3/13/2012
10.13*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		10-Q	000-14338	10.1	6/4/2019
10.14*	Registrant’s Executive Incentive Plan, as amended and restated		10-K	000-14338	10.23	3/23/2016
10.15*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010		10-Q	000-14338	10.1	12/8/2009
10.16*	Executive Change in Control Program, as amended and restated		8-K	000-14338	10.1	12/21/2016
10.17*	Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated		10-K	000-14338	10.17	3/25/2019
10.18*	Form of Indemnification Agreement executed by the Registrant and each of its officers and directors		10-K	000-14338	10.8	3/31/2005
10.19*	Employment Agreement, dated as of June 19, 2017, by and between the Registrant and Andrew Anagnost		8-K	000-14338	10.1	6/19/2017
10.20*	Registrant’s Severance Plan dated August 27, 2018		8-K	000-14338	99.1	8/30/2018
10.21*	Registrant's 2012 Employee Stock Plan Form of Retirement Restricted Stock Unit Agreement, as amended and restated	X
10.22*	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended		10-Q	000-14338	10.1	10/31/2004
10.23	Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA		10-K	000-14338	10.30	3/19/2010
10.24	Amended and Restated Credit Agreement, dated December 17, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent		8-K	000-14338	10.1	12/20/2018

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.25	Term Loan Agreement, dated December 17, 2018, by and among the Registrant, the lenders from time to time party thereto and Citibank, N.A. as agent		8-K	000-14338	10.2	12/20/2018
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS ††	XBRL Instance Document
101.SCH ††	XBRL Taxonomy Extension Schema
101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF ††	XBRL Taxonomy Extension Definition Linkbase
101.LAB ††	XBRL Taxonomy Extension Label Linkbase
101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
President and Chief Executive Officer
Dated:	March 19, 2021

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Anagnost and Deborah L. Clifford each as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 19, 2021.

Signature	Title
/s/ ANDREW ANAGNOST	President and Chief Executive Officer, Director (Principal Executive Officer)
Andrew Anagnost

/s/ DEBORAH L. CLIFFORD	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Deborah L. Clifford

/s/ STEPHEN W. HOPE	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Stephen W. Hope

/s/ STACY J. SMITH	Director (Non-executive Chairman of the Board)
Stacy J. Smith

/s/ KAREN BLASING	Director
Karen Blasing

/s/ REID FRENCH	Director
Reid French

/s/ AYANNA HOWARD	Director
Ayanna Howard

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ BLAKE J. IRVING	Director
Blake J. Irving

/s/ STEPHEN D. MILLIGAN	Director
Stephen D. Milligan

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael