Form 10-Q
period 2021-07-31
Autodesk, Inc.
filed 2021-09-01
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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

As of August 27, 2021, registrant had outstanding 219,850,441 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net revenue:
Subscription	$1,016.7	$841.2	$1,964.2	$1,644.2
Maintenance	16.9	51.2	36.0	113.3
Total subscription and maintenance revenue	1,033.6	892.4	2,000.2	1,757.5
Other	26.1	20.7	48.8	41.3
Total net revenue	1,059.7	913.1	2,049.0	1,798.8
Cost of revenue:
Cost of subscription and maintenance revenue	76.0	58.5	144.5	115.9
Cost of other revenue	15.8	15.0	29.9	32.1
Amortization of developed technologies	13.6	7.4	23.8	14.8
Total cost of revenue	105.4	80.9	198.2	162.8
Gross profit	954.3	832.2	1,850.8	1,636.0
Operating expenses:
Marketing and sales	398.8	350.9	775.9	692.2
Research and development	276.9	232.5	542.4	449.9
General and administrative	119.4	93.2	231.3	198.0
Amortization of purchased intangibles	11.1	9.5	19.3	19.2
Total operating expenses	806.2	686.1	1,568.9	1,359.3
Income from operations	148.1	146.1	281.9	276.7
Interest and other expense, net	(9.3)	(17.1)	(11.7)	(57.2)
Income before income taxes	138.8	129.0	270.2	219.5
(Provision) benefit for income taxes	(23.2)	(30.8)	1.0	(54.8)
Net income	$115.6	$98.2	$271.2	$164.7
Basic net income per share	$0.53	$0.45	$1.23	$0.75
Diluted net income per share	$0.52	$0.44	$1.22	$0.74
Weighted average shares used in computing basic net income per share	219.8	219.2	219.7	219.2
Weighted average shares used in computing diluted net income per share	222.5	222.2	222.2	222.0

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net income	$115.6	$98.2	$271.2	$164.7
Other comprehensive (loss) income, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $(1.7), $2.3, $(3.4) and $1.9, respectively)	9.5	(19.5)	19.5	(15.5)
Change in net unrealized gain on available-for-sale debt securities (net of tax effect of zero, zero, zero and $0.1, respectively)	3.8	0.9	7.8	1.3
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	0.1	—	0.2	(0.3)
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $1.2, $(0.4), $(0.6) and $(0.4), respectively)	(25.1)	43.2	(15.0)	20.3
Total other comprehensive (loss) income	(11.7)	24.6	12.5	5.8
Total comprehensive income	$103.9	$122.8	$283.7	$170.5

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$923.5	$1,772.2
Marketable securities	1.4	4.0
Accounts receivable, net	357.8	643.1
Prepaid expenses and other current assets	263.3	206.2
Total current assets	1,546.0	2,625.5
Computer equipment, software, furniture and leasehold improvements, net	198.3	192.8
Operating lease right-of-use assets	384.3	416.7
Intangible assets, net	511.3	199.3
Goodwill	3,562.2	2,706.5
Deferred income taxes, net	739.6	763.1
Long-term other assets	478.9	375.9
Total assets	$7,420.6	$7,279.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108.4	$122.5
Accrued compensation	216.5	322.6
Accrued income taxes	21.9	42.6
Deferred revenue	2,521.0	2,500.9
Operating lease liabilities	87.7	71.4
Other accrued liabilities	131.9	194.7
Total current liabilities	3,087.4	3,254.7
Long-term deferred revenue	779.4	859.3
Long-term operating lease liabilities	358.9	396.0
Long-term income taxes payable	21.1	15.9
Long-term deferred income taxes	60.4	11.4
Long-term notes payable, net	1,638.4	1,637.2
Long-term other liabilities	147.2	139.8
Stockholders’ equity:
Common stock and additional paid-in capital	2,780.7	2,578.9
Accumulated other comprehensive loss	(113.4)	(125.9)
Accumulated deficit	(1,339.5)	(1,487.5)
Total stockholders’ equity	1,327.8	965.5
Total liabilities and stockholders' equity	$7,420.6	$7,279.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2021	2020
Operating activities:
Net income	$271.2	$164.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	72.4	60.0
Stock-based compensation expense	266.0	194.1
Deferred income taxes	25.7	14.5
Other	7.9	36.0
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	292.6	162.7
Prepaid expenses and other assets	(157.5)	(52.0)
Accounts payable and other liabilities	(150.8)	(42.8)
Deferred revenue	(70.6)	(130.0)
Accrued income taxes	(18.8)	11.3
Net cash provided by operating activities	538.1	418.5
Investing activities:
Purchases of marketable securities	—	(17.0)
Sales and maturities of marketable securities	4.0	11.0
Capital expenditures	(36.1)	(46.7)
Purchases of developed technologies	(7.7)	(4.8)
Business combinations, net of cash acquired	(1,154.6)	—
Other investing activities	8.0	(54.3)
Net cash used in investing activities	(1,186.4)	(111.8)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	64.7	58.5
Taxes paid related to net share settlement of equity awards	(61.9)	(39.6)
Repurchases of common stock	(198.7)	(209.0)
Repayment of debt	—	(450.0)
Other financing activities	—	(2.5)
Net cash used in financing activities	(195.9)	(642.6)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	1.0
Net decrease in cash and cash equivalents	(848.7)	(334.9)
Cash and cash equivalents at beginning of period	1,772.2	1,774.7
Cash and cash equivalents at end of period	$923.5	$1,439.8

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$—	$28.7
Fair value of common stock issued related to business combination (See Note 8)	$2.6	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2021, and for the three and six months ended July 31, 2021 and 2020, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact our results of operations. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. In addition, the results of operations for the three and six months ended July 31, 2021, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2022, or for any other period. Further, the balance sheet as of January 31, 2021, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed on March 19, 2021.

Change in presentation and immaterial correction of an error

During the quarter ended July 31, 2021, the Company changed its presentation on the Condensed Consolidated Balance Sheet for intangible assets. These amounts were previously presented in “Developed technologies, net” and “Long-term other assets” and are now presented as “Intangible assets, net.” Accordingly, prior period amounts have been reclassified to conform to the current period presentation. This presentation change did not impact “Total assets” on the Condensed Consolidated Balance Sheets and had no impact on the Company's Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, and Condensed Consolidated Statements of Cash Flows.

The effects of the change on the Consolidated Balance Sheet as of January 31, 2021, was as follows:

	As Reported January 31, 2021	Effect of Change in Presentation	As Adjusted January 31, 2021
Intangible assets, net	$88.6	$110.7	$199.3
Long-term other assets	486.6	(110.7)	375.9
Total assets	7,279.8	—	7,279.8

During the quarter ended April 30, 2021, the Company changed its presentation on the Condensed Consolidated Balance Sheets for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans, including correcting the classification as current and non-current assets. These amounts were previously presented as current “Marketable securities” and are now presented as “Prepaid expenses and other current assets” and “Long-term other assets” on the Condensed Consolidated Balance Sheets. Accordingly, prior period amounts have been reclassified to conform to the current period presentation. These presentation and classification changes did not impact “Total assets” on the Condensed Consolidated Balance Sheets and had no impact on the Company's Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income and Condensed Consolidated Statement of Cash Flows.

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

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2021, that are applicable to the Company.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net revenue by product family:
Architecture, Engineering and Construction	$478.7	$397.0	$921.3	$779.7
AutoCAD and AutoCAD LT	304.4	271.9	589.5	534.1
Manufacturing	207.7	185.5	405.0	368.4
Media and Entertainment	58.5	53.3	113.5	105.9
Other	10.4	5.4	19.7	10.7
Total net revenue	$1,059.7	$913.1	$2,049.0	$1,798.8

Net revenue by geographic area:
Americas
U.S.	$347.3	$309.5	$671.3	$610.1
Other Americas	75.5	62.0	143.2	123.6
Total Americas	422.8	371.5	814.5	733.7
Europe, Middle East and Africa	410.2	354.7	792.7	699.5
Asia Pacific	226.7	186.9	441.8	365.6
Total net revenue	$1,059.7	$913.1	$2,049.0	$1,798.8

Net revenue by sales channel:
Indirect	$702.2	$639.3	$1,363.5	$1,262.7
Direct	357.5	273.8	685.5	536.1
Total net revenue	$1,059.7	$913.1	$2,049.0	$1,798.8

Net revenue by product type:
Design	$944.0	$821.4	$1,829.1	$1,619.1
Make	89.6	71.0	171.1	138.4
Other	26.1	20.7	48.8	41.3
Total net revenue	$1,059.7	$913.1	$2,049.0	$1,798.8

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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of July 31, 2021, Autodesk had remaining performance obligations of $4.14 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $2.85 billion or 69% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.29 billion or 31% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2021. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended July 31, 2021 and 2020, that was included in the deferred revenue balances at January 31, 2021 and 2020, was $725.9 million and $641.9 million, respectively. Revenue recognized during the six months ended July 31, 2021 and 2020, that was included in the deferred revenue balances at January 31, 2021 and 2020, was $1.56 billion and $1.43 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 36% of Autodesk’s total net revenue for both the three and six months ended July 31, 2021. Total sales to Tech Data accounted for 37% and 38% of Autodesk’s total net revenue for the three and six months ended July 31, 2020, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 33% and 26% of trade accounts receivable at July 31, 2021, and January 31, 2021, respectively. Ingram Micro Inc. (“Ingram Micro”) accounted for 9% of Autodesk's total net revenue during both the three and six months ended July 31, 2021. Total sales to Ingram Micro accounted for 10% of Autodesk’s total net revenue for both the three and six months ended July 31, 2020. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of July 31, 2021, and January 31, 2021:

	July 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market funds	$206.5	$—	$—	$206.5	$206.5	$—	$—
Other (2)	1.6	—	—	1.6	1.0	0.6	—
Marketable securities:
Short-term
Other (3)	—	1.4	—	1.4	1.4	—	—
Mutual funds (4) (5)	70.2	22.8	—	93.0	93.0	—	—
Strategic investments derivative assets (5)	0.1	0.4	(0.3)	0.2	—	—	0.2
Derivative contract assets (5)	0.4	10.1	(0.2)	10.3	—	10.3	—
Derivative contract liabilities (6)	—	—	(6.8)	(6.8)	—	(6.8)	—
Total	$278.8	$34.7	$(7.3)	$306.2	$301.9	$4.1	$0.2
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of custody cash deposits and certificates of deposit.
(3)Consists of equity securities.
(4)See Note 12, “Deferred Compensation” for more information.
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

As of both July 31, 2021, and January 31, 2021, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the six months ended July 31, 2021.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both July 31, 2021, and January 31, 2021. There were no write offs of accrued interest receivables for the six months ended July 31, 2021 and 2020.

There was no realized gain or loss for the sales or redemptions of debt securities during both the six months ended July 31, 2021 and 2020. Gains and losses resulting from the sale or redemption of debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

There were zero and $4.0 million in proceeds from the sale and maturity of marketable debt securities for the three and six months ended July 31, 2021, respectively. Proceeds from the sale and maturity of marketable debt securities for both the three and six months ended July 31, 2020, was $11.0 million.

Strategic investment equity securities

As of July 31, 2021, and January 31, 2021, Autodesk had $129.5 million and $134.1 million, respectively, in direct investments in privately held companies. These strategic investment equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative were as follows:

	Six Months Ended July 31,		Cumulative Amount as of
	2021	2020	July 31, 2021
Upward adjustments (1)	$5.6	$3.0	$21.6
Negative adjustments, including impairments (1)	(8.8)	(34.8)	(69.4)
Net adjustments	$(3.2)	$(31.8)	$(47.8)
____________________
(1)Included in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

During the three and six months ended July 31, 2021, Autodesk recognized gains of none and $8.1 million on the disposition of strategic investment equity securities, respectively. There were no recognized gains or losses on the disposition of strategic investment equity securities for both the three and six months ended July 31, 2020.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.08 billion at July 31, 2021, and $1.14 billion at January 31, 2021. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net loss of $4.6 million remaining in “Accumulated other comprehensive loss” as of July 31, 2021, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31, 2021
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,016.7	$16.9	$76.0	$398.8	$276.9	$119.4

(Loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) reclassified from accumulated other comprehensive income into income	$(4.5)	$(0.6)	$—	$(0.2)	$(0.2)	$(0.1)

	Six Months Ended July 31, 2021
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,964.2	$36.0	$144.5	$775.9	$542.4	$231.3

(Loss) gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(9.4)	$(1.2)	$0.3	$0.6	$(0.2)	$0.4

	Three Months Ended July 31, 2020
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$841.2	$51.2	$58.5	$350.9	$232.5	$93.2

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$1.6	$—	$(0.1)	$(0.5)	$—	$(0.2)

	Six Months Ended July 31, 2020
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,644.2	$113.3	$115.9	$692.2	$449.9	$198.0

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$3.7	$0.6	$(0.3)	$(1.3)	$(0.1)	$(0.6)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $34.1 million at July 31, 2021, and $434.5 million at January 31, 2021.

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2021, and January 31, 2021:

	Balance Sheet Location	Fair Value at
		July 31, 2021	January 31, 2021
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$8.7	$4.7
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	1.8	5.3
Total derivative assets		$10.5	$10.0
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$3.9	$16.5
Derivatives not designated as hedging instruments	Other accrued liabilities	2.9	1.0
Total derivative liabilities		$6.8	$17.5

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2021 and 2020 (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive income on derivatives (effective portion)	$3.8	$(18.6)	$9.9	$(13.5)
Amount and location of (loss) gain reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$(5.1)	$1.6	$(10.6)	$4.3
Cost of revenue	—	(0.1)	0.3	(0.3)
Operating expenses	(0.5)	(0.7)	0.8	(2.0)
Total	$(5.6)	$0.8	$(9.5)	$2.0

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2021 and 2020 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Amount and location of (loss) gain recognized on derivatives in net income
Interest and other expense, net	$(1.7)	$(4.4)	$5.2	$(5.4)

6. Equity Compensation

Restricted Stock Units:

A summary of restricted stock activity for the six months ended July 31, 2021, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2021	4,503.9	$191.91
Granted	1,786.0	290.13
Vested	(646.2)	166.75
Canceled/Forfeited	(301.7)	215.50
Performance Adjustment (1)	(7.9)	137.02
Unvested restricted stock units at July 31, 2021	5,334.1	$228.45
 _______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2021 performance period. The performance stock units were attained at rates ranging from 103.0% to 108.0% of the target award.

The fair value of the shares vested during the six months ended July 31, 2021 and 2020, was $173.1 million and $132.3 million, respectively.

During the six months ended July 31, 2021, Autodesk granted 1.5 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting right.

Autodesk recorded stock-based compensation expense related to restricted stock units of $114.9 million and $71.3 million during the three months ended July 31, 2021 and 2020, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $204.5 million and $148.2 million during the six months ended July 31, 2021 and 2020, respectively.

During the six months ended July 31, 2021 and 2020, Autodesk settled liability-classified awards in the amount of zero and $28.7 million, respectively. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the six months ended July 31, 2021, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units vested during the six months ended July 31, 2021, are based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and, as applicable, total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

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

Additionally, during the six months ended July 31, 2021, Autodesk granted 0.1 million performance stock units, as part of a program offering certain employees the option to receive equity in lieu of the opportunity to receive an annual cash incentive award. The ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue and Non-

GAAP income from operations targets adopted by the Compensation and Human Resource Committee. The fair value of these performance stock units is expensed using the accelerated attribution method over the one-year vesting period.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $20.2 million and $10.1 million for the three months ended July 31, 2021 and 2020, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $32.0 million and $17.5 million for the six months ended July 31, 2021 and 2020, respectively.

Common Stock:

Autodesk agreed to issue a fixed amount of $4.9 million in common stock at a future date to certain employees in connection with a fiscal 2021 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the fair value of Autodesk’s common stock at the issuance date. Shares to be issued are estimated to be 15,000 based on the closing price of Autodesk’s common stock on July 30, 2021, the last trading day of the fiscal quarter. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

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

Autodesk agreed to issue a fixed amount of $13.1 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. Shares to be issued are estimated to be 46,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending July 30, 2021, the last trading day of the fiscal quarter. The awards are accrued as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. See Note 8, “Acquisitions,” for further discussion.

Autodesk recorded stock-based compensation expense related to common stock shares of $4.3 million and $6.9 million for the three and six months ended July 31, 2021, respectively. Autodesk recorded no stock-based compensation expense related to common stock shares for both the three and six months ended July 31, 2020.

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

A summary of the ESPP activity for the six months ended July 31, 2021 and 2020, is as follows:

	Six Months Ended July 31,
	2021	2020
Issued shares (in millions)	0.5	0.5
Average price of issued shares	$128.02	$122.54
Weighted average grant date fair value of shares granted under the ESPP (1)	$91.17	$45.70
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2021 and 2020, respectively, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Cost of subscription and maintenance revenue	$7.5	$4.2	$12.8	$7.9
Cost of other revenue	2.4	1.5	4.2	3.0
Marketing and sales	64.5	43.4	112.8	84.1
Research and development	60.1	35.3	106.8	68.2
General and administrative	18.7	11.5	32.4	30.9
Stock-based compensation expense related to stock awards and ESPP purchases	153.2	95.9	269.0	194.1
Tax benefit	(4.1)	(0.2)	(20.1)	(0.3)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$149.1	$95.7	$248.9	$193.8

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

	Six Months Ended July 31, 2021		Six Months Ended July 31, 2020
	Performance Stock Units	ESPP (1)	Performance Stock Units (2)	ESPP (2)
Range of expected volatility	36.9%	36.5 - 41.8%	50.7%	39.4 - 45.8%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.1- 0.2%	0.3%	0.3 - 0.5%
 _______________
(1)There were no ESPP awards granted during the three months ended July 31, 2021.
(2)There were no ESPP awards granted during the three months ended July 31, 2020. There were no performance stock units granted during the three months ended July 31, 2020, where the fair value was estimated by a Monte Carlo simulation model.

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

7. Income Tax

 Autodesk had income tax expense of $23.2 million, relative to pre-tax income of $138.8 million for the three months ended July 31, 2021, and income tax expense of $30.8 million, relative to pre-tax income of $129.0 million for the three months ended July 31, 2020. Income tax expense for the three months ended July 31, 2021, reflects a decrease in tax expense as a result of the jurisdictional mix of year-to-date earnings.

Autodesk had income tax benefit of $1.0 million, relative to pre-tax income of $270.2 million for the six months ended July 31, 2021, and income tax expense of $54.8 million, relative to pre-tax income of $219.5 million for the six months ended July 31, 2020. Income tax benefit for the six months ended July 31, 2021, reflects a decrease in tax expense due to a discrete tax benefit primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes, offset by an increase in tax expense from jurisdictional mix of year-to-date earnings.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on our Netherlands, Canada, California, Michigan and U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

As of July 31, 2021, the Company had $203.4 million of gross unrecognized tax benefits, of which $33.0 million would reduce our valuation allowance, if recognized. The remaining $170.4 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will decrease in the next 12 months for an audit settlement of approximately $8.1 million.

8. Acquisitions

The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to Autodesk’s Condensed Consolidated Financial Statements.

Upchain

On May 11, 2021, Autodesk acquired 100% of the outstanding stock of Upchain Inc. (“Upchain”), a cloud-based provider of product lifecycle management and product data management systems, for approximately $126.7 million in cash and Autodesk will issue a fixed amount of $13.1 million in common stock at future dates to certain employees in connection with the acquisition for a total consideration of $139.8 million. Of the total consideration transferred, $123.6 million is considered purchase consideration. Of the remaining amount, $13.1 million is accrued as liability-classified awards and recognized as compensation expense using the straight-line method over the vesting period, and $3.1 million was recorded as stock-based compensation expense during the fiscal quarter ended July 31, 2021. Issuance of the $13.1 million fixed value in common stock is dependent on the respective employees’ continued employment and vests 40% and 60% on the first and second anniversaries of the closing date, respectively. The number of shares will be determined based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. The number of shares is estimated to be 46,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending July 30, 2021, the last trading day of the fiscal quarter. See also Note 6, “Equity Compensation”.

Autodesk expects to integrate Upchain’s unified cloud platform in Autodesk solutions to centralize data management and process management.

Innovyze

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

The acquisition-date fair value of the consideration transferred totaled $1,040.9 million, which consisted of $1,038.3 million of cash and 9,277 shares of Autodesk’s restricted common stock at an aggregate fair value of $2.6 million. Of the total consideration transferred, $1,038.3 million is considered purchase consideration. The remaining amount of $2.6 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets”. The 9,277 shares of restricted common stock are subject to forfeiture until the second anniversary of the acquisition closing date. 50% are released from restriction on both the first and second anniversaries subject to continued employment. See also Note 6, “Equity Compensation”.

Purchase Price Allocation

The acquisitions were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the respective acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the respective acquisition. Goodwill of $86.7 million and $376.2 million is deductible for U.S. income tax purposes for Upchain and Innovyze, respectively. The transaction costs related to the acquisitions were not material.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the three and six months ended July 31, 2021:

	Innovyze	Upchain	Total
Developed technologies	$93.0	$17.6	$110.6
Customer relationships	221.0	10.4	231.4
Trade name	4.0	0.4	4.4
Backlog	0.5	—	0.5
Goodwill	767.2	98.3	865.5
Deferred revenue and long-term deferred revenue	(12.3)	(2.6)	(14.9)
Long-term deferred income taxes	(42.4)	(0.7)	(43.1)
Net tangible assets	7.3	0.2	7.5
Total	$1,038.3	$123.6	$1,161.9

For the business combinations, the allocation of purchase price consideration to certain assets and liabilities as well as the final amount of purchase consideration are not yet finalized. For the items not yet finalized, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities, deferred revenue, and residual goodwill.

9. Intangible Assets, Net

The following tables summarize the Company's Intangible assets, net, as of July 31, 2021, and January 31, 2021:

	July 31, 2021
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$668.9	$(360.3)	$308.6
Developed technologies	817.1	(633.4)	183.7
Trade names and patents	116.0	(97.0)	19.0
Total intangible assets	$1,602.0	$(1,090.7)	$511.3
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2021
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$437.3	$(345.1)	$92.2
Developed technologies	698.4	(609.8)	88.6
Trade names and patents	111.5	(93.0)	18.5
Total intangible assets	$1,247.2	$(1,047.9)	$199.3
 _______________
(1)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $102.7 million and $72.2 million at July 31, 2021, and January 31, 2021, respectively. Accumulated amortization was $7.7 million and $4.9 million at July 31, 2021, and January 31, 2021, respectively. Amortization expense for the three months ended July 31, 2021 and 2020, was $1.4 million and $0.8 million, respectively. Amortization expense for the six months ended July 31, 2021 and 2020, was $2.8 million and $1.7 million, respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2021, (in millions):

Balance as of January 31, 2021	$2,855.7
Less: accumulated impairment losses as of January 31, 2021	(149.2)
Net balance as of January 31, 2021	2,706.5
Additions arising from acquisitions during the period	865.5
Effect of foreign currency translation and measurement period adjustments (1)	(9.8)
Balance as of July 31, 2021	$3,562.2
 _______________
(1)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

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

There was no goodwill impairment during both the three and six months ended July 31, 2021 and 2020.

12. Deferred Compensation

At July 31, 2021, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $93.0 million. Of this amount, $7.7 million was classified as current and $85.3 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $81.0 million related to the investments in a rabbi trust as of January 31, 2021, $7.3 million was classified as current and $73.7 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively. See Note 1 “Basis of Presentation” for a change in the presentation and immaterial correction of an error on the Condensed Consolidated Balance Sheets for investments in debt and equity securities that are held in a rabbi trust.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $114.0 million as of July 31, 2021, and $120.9 million as of January 31, 2021. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $28.2 million and $54.0 million during the three and six months ended July 31, 2021, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $23.6 million and $46.4 million during the three and six months ended July 31, 2020, respectively. Autodesk did not recognize any contract cost impairment losses during the three and six months ended July 31, 2021 and 2020.

13. Computer Equipment, Software, Leasehold Improvements, and Furniture, Net

Computer equipment, software, leasehold improvements, and furniture and equipment and the related accumulated depreciation were as follows:

	July 31, 2021	January 31, 2021
Computer hardware, at cost	$129.9	$153.3
Computer software, at cost	55.1	57.9
Leasehold improvements, land and buildings, at cost	350.2	335.9
Furniture and equipment, at cost	95.9	88.4
	631.1	635.5
Less: Accumulated depreciation	(432.8)	(442.7)
Computer hardware, software, leasehold improvements, and furniture and equipment, net	$198.3	$192.8

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

In December 2018, Autodesk entered into a credit agreement by and among Autodesk, the lenders from time to time party thereto, and Citibank, N.A., as agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million with an option, subject to customary conditions, to request an increase in the amount of the credit facility by up to an additional $350.0 million, and is available for working capital or other business needs. The credit agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The credit agreement financial covenants consist of (1) a minimum interest coverage ratio of 3.00:1.0 and (2) a maximum leverage ratio of 3.00:1.0. At July 31, 2021, Autodesk was in compliance with the credit agreement covenants. Revolving loans under the credit agreement bear interest, at Autodesk’s option, at either (i) a floating rate per annum equal to the base rate plus a margin of between 0.000% and 0.500%, depending on Autodesk’s Public Debt Rating (as defined in the credit agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.900% and 1.500%, depending on Autodesk’s Public Debt Rating. The maturity date on the credit agreement is December 2023. At July 31, 2021, Autodesk had no outstanding borrowings under the credit agreement.

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

Based on the quoted market prices, the approximate fair value of the notes as of July 31, 2021, were as follows:

	Aggregate Principal Amount	Fair value
2012 Notes	$350.0	$362.4
2015 Notes	300.0	336.4
2017 Notes	500.0	557.1
2020 Notes	500.0	534.7

The expected future principal payments for all borrowings as of July 31, 2021, were as follows (in millions):

Fiscal year ending
2022 (remainder)	$—
2023	350.0
2024	—
2025	—
2026	300.0
Thereafter	1,000.0
Total principal outstanding	$1,650.0

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

The components of lease cost were as follows:

	Three Months Ended July 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2.1	$0.5	$10.7	$7.7	$3.6	$24.6
Variable lease cost	0.4	0.2	1.9	1.4	0.6	4.5

	Six Months Ended July 31, 2021
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$4.0	$1.0	$21.5	$15.7	$7.3	$49.5
Variable lease cost	0.8	0.3	4.2	3.1	1.4	9.8

	Three Months Ended July 31, 2020
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.7	$0.4	$10.6	$7.8	$4.2	$24.7
Variable lease cost	0.1	—	1.0	0.7	0.5	2.3

	Six Months Ended July 31, 2020
(in millions)	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$3.7	$1.1	$22.1	$15.7	$7.6	$50.2
Variable lease cost	0.4	0.1	2.5	1.8	0.9	5.7

Supplemental operating cash flow information related to leases is as follows:

	Six Months Ended July 31,
	2021	2020
Cash paid for operating leases included in operating cash flows (1)	$48.3	$47.6
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	9.7	18.4
  _______________
(1) Includes $9.8 million and $5.7 million in variable lease payments for the six months ended July 31, 2021 and 2020, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 7.0 and 7.3 years at July 31, 2021, and January 31, 2021, respectively. The weighted average discount rate was 2.62% and 2.69% at July 31, 2021, and January 31, 2021, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2022 (remainder)	$47.5
2023	99.4
2024	81.5
2025	60.6
2026	46.0
Thereafter	149.0
484.0
Less imputed interest	37.4
Present value of operating lease liabilities	$446.6

As of July 31, 2021, Autodesk had additional operating lease minimum lease payments of $21.4 million for executed leases that have not yet commenced, primarily for office locations.

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

17. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of July 31, 2021, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2021	219.6	$2,578.9	$(125.9)	$(1,487.5)	$965.5
Common shares issued under stock plans	0.9	9.0			9.0
Stock-based compensation expense		114.1			114.1
Post-combination expense related to equity awards assumed		0.1			0.1
Shares issued related to business combination		2.6			2.6
Net income				155.6	155.6
Other comprehensive income			24.2		24.2
Repurchase and retirement of common shares (1)	(0.5)	(65.3)		(77.4)	(142.7)
Balances, April 30, 2021	220.0	2,639.4	(101.7)	(1,409.3)	1,128.4
Common shares issued under stock plans	0.1	(6.5)			(6.5)
Stock-based compensation expense		148.2			148.2
Post-combination expense related to equity awards assumed		0.1			0.1
Net income				115.6	115.6
Other comprehensive loss			(11.7)		(11.7)
Repurchase and retirement of common shares (1)	(0.2)	(0.5)		(45.8)	(46.3)
Balances, July 31, 2021	219.9	$2,780.7	$(113.4)	$(1,339.5)	$1,327.8
 ________________
(1)During the three and six months ended July 31, 2021, Autodesk repurchased 0.2 million and 0.7 million shares at an average repurchase price of $282.67 and $278.34 per share, respectively. At July 31, 2021, 11.4 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' equity (deficit) by component, net of tax, as of July 31, 2020, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balances, January 31, 2020	219.4	$2,317.0	$(160.3)	$(2,295.8)	$(139.1)
Common shares issued under stock plans	1.0	24.3	—	—	24.3
Stock-based compensation expense	—	88.2	—	—	88.2
Settlement of liability-classified restricted stock units	—	28.7	—	—	28.7
Post-combination expense related to equity awards assumed	—	0.1	—	—	0.1
Net income	—	—	—	66.5	66.5
Other comprehensive loss	—	—	(18.8)	—	(18.8)
Repurchase and retirement of common shares (1)	(1.2)	(57.0)	—	(132.0)	(189.0)
Balances, April 30, 2020	219.2	2,401.3	(179.1)	(2,361.3)	(139.1)
Common shares issued under stock plans	0.2	(4.6)	—	—	(4.6)
Stock-based compensation expense	—	95.9	—	—	95.9
Post combination expense related to equity awards assumed	—	0.1	—	—	0.1
Net income	—	—	—	98.2	98.2
Other comprehensive income	—	—	24.6	—	24.6
Repurchase and retirement of common shares (1)	(0.1)	—	—	(7.8)	(7.8)
Balances, July 31, 2020	219.3	$2,492.7	$(154.5)	$(2,270.9)	$67.3
 ________________
(1)During the three and six months ended July 31, 2020, Autodesk repurchased 0.1 million and 1.3 million shares at an average repurchase price of $216.84 and $155.20 per share, respectively. At July 31, 2020, 13.5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2021:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2021	$(24.1)	$6.4	$(21.3)	$(86.9)	$(125.9)
Other comprehensive income (loss) before reclassifications	13.3	7.8	—	(14.4)	6.7
Pre-tax losses reclassified from accumulated other comprehensive loss	9.6	—	0.2	—	9.8
Tax effects	(3.4)	—	—	(0.6)	(4.0)
Net current period other comprehensive income (loss)	19.5	7.8	0.2	(15.0)	12.5
Balances, July 31, 2021	$(4.6)	$14.2	$(21.1)	$(101.9)	$(113.4)

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2020:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2020	$8.4	$4.7	$(22.8)	$(150.6)	$(160.3)
Other comprehensive (loss) income before reclassifications	(15.4)	1.1	—	20.7	6.4
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(2.0)	0.1	(0.3)	—	(2.2)
Tax effects	1.9	0.1	—	(0.4)	1.6
Net current period other comprehensive (loss) income	(15.5)	1.3	(0.3)	20.3	5.8
Balances, July 31, 2020	$(7.1)	$6.0	$(23.1)	$(130.3)	$(154.5)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net income	$115.6	$98.2	$271.2	$164.7
Denominator:
Denominator for basic net income per share—weighted average shares	219.8	219.2	219.7	219.2
Effect of dilutive securities	2.7	3.0	2.5	2.8
Denominator for dilutive net income per share	222.5	222.2	222.2	222.0
Basic net income per share	$0.53	$0.45	$1.23	$0.75
Diluted net income per share	$0.52	$0.44	$1.22	$0.74

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and six months ended July 31, 2021, there were zero and 0.4 million potentially anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and six months ended July 31, 2020, there were 0.1 million and zero potentially anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	July 31, 2021	January 31, 2021
Long-lived assets (1):
Americas
U.S.	$407.0	$423.6
Other Americas	29.2	29.5
Total Americas	436.2	453.1
Europe, Middle East, and Africa	105.3	109.7
Asia Pacific	41.1	46.7
Total long-lived assets	$582.6	$609.5
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Six Months Ended July 31, 2021,” and in “Results of Operations-Impacts of COVID-19 to Autodesk’s Business.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography), the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk makes design and make technology for people who make things. If you have ever driven a high-performance car, admired a towering skyscraper, used a smartphone, or watched a great film, chances are you have experienced what millions of Autodesk customers are doing with our technology. We empower innovators to achieve the new possible - enabling them to discover first-in-kind solutions to complex design and make challenges, deliver tangible outcomes in record time, and make data-powered decisions for sustainable outcomes.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We have developed and sustained a compelling value proposition based upon software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and six months ended July 31, 2021 and 2020.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2021, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2021. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2021

•Total net revenue increased 16% and 14% to $1,059.7 million and $2,049.0 million for the three and six months ended July 31, 2021, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% for both the three and six months ended July 31, 2021, and remained flat as compared to both periods in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of both July 31, 2021 and 2020.
•Deferred revenue was $3.30 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $4.14 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $2.85 billion, an increase of 4% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three and six months ended July 31, 2021, as compared to the same period in the prior fiscal year, primarily due to the respective 21% and 19% increase in subscription revenue, partially offset by the respective 67% and 68% decrease in maintenance revenue.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 36% of our total net revenue for both the three and six months ended July 31, 2021, and 37% and 38% of our total net revenue for the three and six months ended July 31, 2020, respectively. During both the three and six months ended July 31, 2021, Ingram Micro accounted for 9% of Autodesk's total net revenue. During both the three and six months ended July 31, 2020, Ingram Micro accounted for 10% of Autodesk’s total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.

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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2021 and 2020:

	Three Months Ended July 31, 2021	Change compared to prior fiscal year		Three Months Ended July 31, 2020
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,033.6	$141.2	16%	$892.4
As a percentage of net revenue	98%	N/A	N/A	98%

	Six Months Ended July 31, 2021	Change compared to prior fiscal year		Six Months Ended July 31, 2020
		$	%
Recurring Revenue (1)	$2,000.2	$242.7	14%	$1,757.5
As a percentage of net revenue	98%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110% as of both July 31, 2021, and 2020.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, Finland, and the United Kingdom.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2021			Six Months Ended July 31, 2021
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	16%	14%	Positive	14%	12%	Positive
Total spend	19%	16%	Negative	16%	14%	Negative
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

(in millions)	July 31, 2021	January 31, 2021
Deferred revenue	$3,300.4	$3,360.2
Unbilled deferred revenue	843.1	880.5
RPO	$4,143.5	$4,240.7

RPO consisted of the following:

(in millions)	July 31, 2021	January 31, 2021
Current RPO	$2,854.1	$2,738.0
Non-current RPO	1,289.4	1,502.7
RPO	$4,143.5	$4,240.7

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

Balance Sheet and Cash Flow Items

At July 31, 2021, we had $924.9 million in cash and marketable securities. Our cash flow from operations increased to $538.1 million for the six months ended July 31, 2021, compared to $418.5 million for the six months ended July 31, 2020. We repurchased 0.7 million shares of our common stock for $189.0 million during the six months ended July 31, 2021. Comparatively, we repurchased 1.3 million shares of our common stock for $196.8 million during the six months ended July 31, 2020. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

Results of Operations

Impacts of COVID-19 to Autodesk’s Business

We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel, employee work locations, and virtualization, postponement or cancellation of certain sales and marketing events, among other modifications. We will continue to invest in critical areas such as research and development, construction, and digitizing the company to ensure our future success as we come out of the pandemic. We have observed other companies, as well as many governments continuing to take precautionary measures to address COVID-19, and they may take further actions that alter their normal business operations. While government authorities in some geographies are removing or adding COVID-19 related business operations restrictions, we continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, including in response to outbreaks and variants.

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate the economic challenges of COVID-19. The extent of the impact on our business in fiscal 2022 and beyond will depend on several factors, including the full duration and the extent of the pandemic, including as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery; speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Further discussion of the potential impacts of COVID-19 on our business can be found in Part II, Item 1A, “Risk Factors.”

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2021	$	%	July 31, 2020
Net Revenue:
Subscription	$1,016.7	$175.5	21%	$841.2	Increase due to growth across subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from EBA offerings.
Maintenance (1)	16.9	(34.3)	(67)%	51.2
Total subscription and maintenance revenue	1,033.6	141.2	16%	892.4
Other	26.1	5.4	26%	20.7
	$1,059.7	$146.6	16%	$913.1

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2021	$	%	July 31, 2020
Net Revenue:
Subscription	$1,964.2	$320.0	19%	$1,644.2	Increase due to growth across subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from EBA offerings.
Maintenance (1)	36.0	(77.3)	(68)%	113.3
Total subscription and maintenance revenue	2,000.2	242.7	14%	1,757.5
Other	48.8	7.5	18%	41.3
	$2,049.0	$250.2	14%	$1,798.8
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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2021	$	%	July 31, 2020
Net Revenue by Product Family:
AEC	$478.7	$81.7	21%	$397.0	Increase due to growth in revenue from AEC Collections, EBAs, Innovyze, and Revit.
AutoCAD and AutoCAD LT	304.4	32.5	12%	271.9	Increase due to growth in revenue from both AutoCAD LT and AutoCAD.
MFG	207.7	22.2	12%	185.5	Increase due to growth in revenue from Fusion360, EBAs, and MFG Collections.
M&E	58.5	5.2	10%	53.3	Increase due to growth in revenue from Maya, M&E Collections, and EBAs.
Other	10.4	5.0	93%	5.4
Total Net Revenue	$1,059.7	$146.6	16%	$913.1

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2021	$	%	July 31, 2020
Net Revenue by Product Family:
AEC	$921.3	$141.6	18%	$779.7	Increase due to growth in revenue from AEC Collections, EBAs, Innovyze, and Revit.
ACAD and AutoCAD LT	589.5	55.4	10%	534.1	Increase due to growth in revenue from both AutoCAD LT and AutoCAD.
MFG	405.0	36.6	10%	368.4	Increase due to growth in revenue from EBAs, Fusion360,and MFG Collections.
M&E	113.5	7.6	7%	105.9	Increase due to growth in revenue from Maya, M&E Collections, and EBAs.
Other	19.7	9.0	84%	10.7
Total Net Revenue	$2,049.0	$250.2	14%	$1,798.8

Net Revenue by Geographic Area

	Three Months Ended July 31, 2021	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended July 31, 2020
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$347.3	$37.8	12%	*	$309.5
Other Americas	75.5	13.5	22%	*	62.0
Total Americas	422.8	51.3	14%	14%	371.5
EMEA	410.2	55.5	16%	12%	354.7
APAC	226.7	39.8	21%	18%	186.9
Total Net Revenue	$1,059.7	$146.6	16%	14%	$913.1

Emerging Economies	$132.8	$19.1	17%	16%	$113.7

	Six Months Ended July 31, 2021	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2020
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$671.3	$61.2	10%	*	$610.1
Other Americas	143.2	19.6	16%	*	123.6
Total Americas	814.5	80.8	11%	11%	733.7
EMEA	792.7	93.2	13%	11%	699.5
APAC	441.8	76.2	21%	18%	365.6
Total Net Revenue	$2,049.0	$250.2	14%	12%	$1,798.8

Emerging Economies	$253.9	$28.8	13%	12%	$225.1
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2021	$	%	July 31, 2020
Net Revenue by Sales Channel:
Indirect	$702.2	$62.9	10%	$639.3	Increase due to growth in subscription revenue.
Direct	357.5	83.7	31%	273.8	Increase due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$1,059.7	$146.6	16%	$913.1

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2021	$	%	July 31, 2020
Net Revenue by Sales Channel:
Indirect	$1,363.5	$100.8	8%	$1,262.7	Increase due to growth in subscription revenue.
Direct	685.5	149.4	28%	536.1	Increase due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$2,049.0	$250.2	14%	$1,798.8

Net Revenue by Product Type

	Three Months Ended July 31, 2021	Change compared to prior fiscal year		Three Months Ended July 31, 2020
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$944.0	$122.6	15%	$821.4	Increase due to growth in EBA offerings, AEC & MFG collections, AutoCAD LT, and AutoCAD Family.
Make	89.6	18.6	26%	71.0	Increase primarily due to growth in revenue from BIM Family, Fusion, and Plangrid products.
Other	26.1	5.4	26%	20.7
Total Net Revenue	$1,059.7	$146.6	16%	$913.1

	Six Months Ended July 31, 2021	Change compared to prior fiscal year		Six Months Ended July 31, 2020
(In millions, except percentages)		$	%		Management Comments
Net Revenue:
Design	$1,829.1	$210	13%	$1,619.1	Increase due to growth in EBA offerings, AEC & MFG collections, AutoCAD LT, and AutoCAD Family.
Make	171.1	32.7	24%	138.4	Increase primarily due to growth in revenue from BIM Family, Fusion, and Plangrid products.
Other	48.8	7.5	18%	41.3
Total Net Revenue	$2,049.0	$250.2	14%	$1,798.8

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2021	$	%	July 31, 2020
Cost of revenue:
Subscription and maintenance	$76.0	$17.5	30%	$58.5	Increase primarily due to an increase in cloud hosting costs and employee-related costs driven by higher headcount as well as an increase in stock-based compensation.
Other	15.8	0.8	5%	15.0	Increase primarily due to an increase in stock-based compensation.
Amortization of developed technologies	13.6	6.2	84%	7.4	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal 2021 and first and second quarter of fiscal 2022.
Total cost of revenue	$105.4	$24.5	30%	$80.9

Operating expenses:
Marketing and sales	$398.8	$47.9	14%	$350.9	Increase primarily due to an increase in employee-related costs driven by higher headcount and an increase in stock-based compensation.
Research and development	276.9	44.4	19%	232.5	Increase primarily due to an increase in stock-based compensation as well as an increase in employee-related costs due to higher headcount.

General and administrative	119.4	26.2	28%	93.2	Increase primarily due to an increase in professional fees as well as an increase in stock-based compensation, business tax, and employee-related costs driven by higher headcount.
Amortization of purchased intangibles	11.1	1.6	17%	9.5	Increase due to growth in amortization expense from acquired intangibles as a result of our acquisitions in the fourth quarter of fiscal 2021 and first and second quarter of fiscal 2022.
Total operating expenses	$806.2	$120.1	18%	$686.1

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2021	$	%	July 31, 2020
Cost of revenue:
Subscription and maintenance	$144.5	$28.6	25%	$115.9	Increase primarily due to an increase in cloud hosting costs, employee-related costs driven by higher headcount, as well as an increase in stock-based compensation.
Other	29.9	(2.2)	(7)%	32.1	Decrease primarily due to lower employee-related costs.
Amortization of developed technologies	23.8	9.0	61%	14.8	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal 2021 and first and second quarter of fiscal 2022.
Total cost of revenue	$198.2	$35.4	22%	$162.8

Operating expenses:
Marketing and sales	$775.9	$83.7	12%	$692.2	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in stock-based compensation, as well as an increase in cloud hosting costs.
Research and development	542.4	92.5	21%	449.9	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in stock-based compensation, as well as an increase in professional fees.
General and administrative	231.3	33.3	17%	198.0	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in stock-based compensation and acquisition-related costs, as well as an increase in professional fees, and cloud hosting costs, partially offset by an increase in capitalized software costs.
Amortization of purchased intangibles	19.3	0.1	1%	19.2	Increase due to growth in amortization expense from acquired intangibles as a result of our acquisitions in the fourth quarter of fiscal 2021 and first and second quarter of fiscal 2022.
Total operating expenses	$1,568.9	$209.6	15%	$1,359.3
____________________
* Percentage is not meaningful.

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the third quarter of fiscal 2022, as compared to the third quarter of fiscal 2021:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Increase
Marketing and sales	Increase	Flat
Research and development	Increase	Increase
General and administrative	Increase	Flat
Amortization of purchased intangibles	Flat	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2021	2020	2021	2020
Interest and investment expense, net	$(12.8)	$(8.0)	$(23.4)	$(30.3)
(Loss) gain on foreign currency	(1.8)	4.7	0.6	2.9
Gain (loss) on non-marketable equity securities, net	1.1	(14.3)	5.8	(30.9)
Other income	4.2	0.5	5.3	1.1
Interest and other expense, net	$(9.3)	$(17.1)	$(11.7)	$(57.2)

Interest and other expense, net, decreased by $7.8 million and $45.5 million during the three and six months ended July 31, 2021, as compared to the same periods in the prior fiscal year. The decrease in the three months ended July 31, 2021, as compared to the same period in the prior fiscal year was primarily due to measurement alternative adjustments gains in the current period compared to losses in the prior period and a decrease in impairments on our strategic investment equity securities in the current period compared to the prior period, offset by losses in the current period on foreign currency compared to gains in the prior period. The decrease in the six months ended July 31, 2021, as compared to the same period in the prior fiscal year was primarily due to gains on the disposition of strategic investment equity securities and a decrease in impairments in the current period as compared to the prior period and an increase in mark-to market gains on debt and equity securities held in a rabbi trust under non-qualified deferred compensation plans in the current period compared to the prior period, offset by a decrease in the current period on foreign currency gains compared to the prior period.

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

We had an income tax expense of $23.2 million, relative to pre-tax income of $138.8 million for the three months ended July 31, 2021, and an income tax expense of $30.8 million, relative to pre-tax income of $129.0 million for the three months ended July 31, 2020. Income tax expense for the three months ended July 31, 2021, reflects a decrease in tax expense as a result of the jurisdictional mix of year-to-date earnings.

We had an income tax benefit of $1.0 million, relative to pre-tax income of $270.2 million for the six months ended July 31, 2021, and an income tax expense of $54.8 million, relative to pre-tax income of $219.5 million for the six months ended July 31, 2020. Income tax benefit for the six months ended July 31, 2021, reflects a decrease in tax expense due to a discrete tax benefit primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes, offset by an increase in tax expense from jurisdictional mix of year-to-date earnings.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on our Netherlands, Canada, California, Michigan and U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of July 31, 2021, we had $203.4 million of gross unrecognized tax benefits, of which $33.0 million would reduce our valuation allowance, if recognized. The remaining $170.4 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will decrease in the next 12 months for an audit settlement of approximately $8.1 million.

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

On June 29, 2020, California enacted Assembly Bill No. 85, suspending utilization of net operating losses and limiting R&D credits utilization against California taxable income in excess of $5.0 million for the remaining 2 years. The enactment of this state legislature may result in an increase in California taxes for Autodesk.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2021 and 2020, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(Unaudited)
Gross profit	$954.3	$832.2	$1,850.8	$1,636.0
Non-GAAP gross profit	$978.0	$845.5	$1,892.0	$1,662.0
Income from operations	$148.1	$146.1	$281.9	$276.7
Non-GAAP income from operations	$330.8	$262.4	$610.8	$510.2
Operating margin	14%	16%	14%	15%
Non-GAAP operating margin	31%	29%	30%	28%
Net income	$115.6	$98.2	$271.2	$164.7
Non-GAAP net income	$269.2	$218.0	$498.4	$406.4
GAAP diluted net income per share	$0.52	$0.44	$1.22	$0.74
Non-GAAP diluted net income per share	$1.21	$0.98	$2.24	$1.83

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(Unaudited)
Gross profit	$954.3	$832.2	$1,850.8	$1,636.0
Stock-based compensation expense	9.9	5.8	17.0	10.9
Amortization of developed technologies	13.6	7.4	23.8	14.8
Acquisition-related costs	0.2	0.1	0.4	0.3
Non-GAAP gross profit	$978.0	$845.5	$1,892.0	$1,662.0

Income from operations	$148.1	$146.1	$281.9	$276.7
Stock-based compensation expense	153.2	95.9	269.0	194.1
Amortization of developed technologies	13.6	7.4	23.8	14.8
Amortization of purchased intangibles	11.1	9.5	19.3	19.2
Acquisition-related costs	4.8	3.5	16.8	5.4
Non-GAAP income from operations	$330.8	$262.4	$610.8	$510.2

Operating margin	14%	16%	14%	15%
Stock-based compensation expense	14%	11%	13%	11%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	—%	—%	1%	—%
Non-GAAP operating margin (1)	31%	29%	30%	28%

Net income	$115.6	$98.2	$271.2	$164.7
Stock-based compensation expense	153.2	95.9	269.0	194.1
Amortization of developed technologies	13.6	7.4	23.8	14.8
Amortization of purchased intangibles	11.1	9.5	19.3	19.2
Acquisition-related costs	4.8	3.5	16.8	5.4
(Gain) loss on strategic investments and dispositions, net	(1.1)	14.3	(5.8)	30.9
Discrete tax (provision) benefit items	(0.1)	0.6	(56.0)	1.1
Income tax effect of non-GAAP adjustments	(27.9)	(11.4)	(39.9)	(23.8)
Non-GAAP net income	$269.2	$218.0	$498.4	$406.4

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
	(Unaudited)
Diluted net income per share	$0.52	$0.44	$1.22	$0.74
Stock-based compensation expense	0.69	0.43	1.21	0.87
Amortization of developed technologies	0.06	0.03	0.11	0.07
Amortization of purchased intangibles	0.05	0.04	0.09	0.09
Acquisition-related costs	0.03	0.03	0.08	0.03
(Gain) loss on strategic investments and dispositions, net	(0.01)	0.06	(0.03)	0.14
Discrete tax provision items	—	—	(0.25)	—
Income tax effect of non-GAAP adjustments	(0.13)	(0.05)	(0.19)	(0.11)
Non-GAAP diluted net income per share	$1.21	$0.98	$2.24	$1.83
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

At July 31, 2021, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $924.9 million and net accounts receivable of $357.8 million.

On December 17, 2018, Autodesk entered into a Credit Agreement (the “Credit Agreement”) for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to request increases in the amount of the credit facility by up to an additional $350.0 million. The maturity date on the credit facility is December 2023. At July 31, 2021, Autodesk had no outstanding borrowings on this credit facility. Additionally, as of September 1, 2021, we have no amounts outstanding under the credit facility. See Part I, Item 1, Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our credit facility.

As of July 31, 2021, we have $1.65 billion aggregate principal amount of notes outstanding. See Part I, Item 1, Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $650.0 million line of credit.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2021, approximately 63.0% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Six Months Ended July 31,
(in millions)	2021	2020
Net cash provided by operating activities	$538.1	$418.5
Net cash used in investing activities	(1,186.4)	(111.8)
Net cash used in financing activities	(195.9)	(642.6)

Net cash provided by operating activities of $538.1 million for the six months ended July 31, 2021, primarily consisted of $271.2 million of our net income adjusted for $372.0 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense. The decrease in cash provided by working capital was primarily due to an increase in prepaid expenses and other assets of $157.5 million, due to timing of prepaid operating expenses, and a decrease in accounts payable and other liabilities of $150.8 million, due to the timing of payments related to employee compensation and related costs, offset by a decrease in accounts receivable of $292.6 million, due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

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

Net cash used in investing activities was $1,186.4 million for the six months ended July 31, 2021, primarily due to business combinations, net of cash acquired. Net cash used in investing activities was $111.8 million for the six months ended July 31, 2020, and was primarily due to purchases of non-marketable equity securities, capital expenditures and purchases of marketable securities.

Net cash used in financing activities was $195.9 million for the six months ended July 31, 2021, primarily due to the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock. Net cash used in financing activities was $642.6 million for the six months ended July 31, 2020, primary due to the repayment of debt and the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended July 31, 2021:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	112.0	$277.72	112.0	11,448.0
June 1 - June 30	9.0	274.09	9.0	11,439.0
July 1- July 31	43.0	297.19	43.0	11,396.0
Total	164.0	$282.67	164.0
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

Off-Balance Sheet Arrangements

As of July 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Make Business: Represents certain cloud-based product subscriptions. Main products include, but are not limited to, Assemble, Autodesk Build, BuildingConnected, Fusion 360 and Shotgrid. Certain products, such as Fusion 360, incorporate both Design and Make functionality and are classified as Make.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2021, and January 31, 2021, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	July 31, 2021		January 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$614.6	$(3.7)	$686.0	$3.6
Sold	$813.4	$0.3	$1,172.1	$2.2
Option Contracts:
Purchased	$1,226.8	$11.2	$1,044.4	$5.2
Sold	$1,281.3	$(4.3)	$1,092.1	$(18.6)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2021, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2021, and January 31, 2021, would increase the fair value of our foreign currency contracts by $142.6 million and $118.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2021, and January 31, 2021, would decrease the fair value of our foreign currency contracts by $101.4 million and $149.2 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At July 31, 2021, we had $209.5 million of cash equivalents and marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are continuing to conduct business during the COVID-19 pandemic with substantial modifications to employee travel and work locations, as well as virtualization, postponement, or cancellation of certain sales and marketing events, among other changes. We have observed other companies as well as governments taking precautionary measures to address COVID-19. While government authorities in some geographies are removing COVID-19 related business operations restrictions, we continue to actively monitor the situation and may take further actions to alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders, including in response to outbreaks and variants. The extent of the impact of any such modifications on our business, including the effects on our customers and prospects, and on our financial results, remains uncertain.

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

We will continue to invest in critical areas such as research and development, construction, and digitizing the company to support our future success as we come out of the pandemic. If we are not able to successfully manage our spending and investment, it could have a material adverse effect on our cash balances, business, and results of operations.

Although recent vaccine approvals and rollouts have raised hopes of a turnaround in the COVID-19 pandemic, renewed waves and new variants as well as delays in vaccinations pose risks to recovery and our outlook. Growth may slow if virus outbreaks (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing measures and/or lockdowns return and are more stringent than anticipated. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, these uncertainties and risks could have a material adverse impact on our financial condition, business and results of operations.

Global economic and political conditions may further impact our industries, business, and financial results.

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, the coronavirus (COVID-19) pandemic has caused additional uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which COVID-19 will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact on our customers, vendors, distributors, and resellers, as well as other factors, including the full duration and the extent of the pandemic, including as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery; speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

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

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 67% and 66% of our net revenue for the six months ended July 31, 2021 and 2020, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2021 and 2020, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 29% and 30% of our total net revenue, respectively.

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
As we digitize Autodesk and use cloud- and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, our and our customers’ information. Like other software offerings and systems, ours are vulnerable to security incidents. We devote resources to maintain the security and integrity of our systems, offerings, services, and applications (online, mobile, and desktop). We accomplish this by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates, and accelerating our incident response time. We also provide annual information security training to our employees. Despite these efforts, we may not prevent security incidents, and we may face delays or other difficulties in identifying, responding to, or remediating security incidents.
Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. Security incidents could disrupt the proper functioning of our systems, solutions, or services; cause errors in the output of our customers’ work; allow unauthorized access to sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive outcomes. The risk of a security incident, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, advanced persistent threat (APT), application-centric attacks, peer-to-peer attacks, phishing, malicious file uploads, backdoor trojans, and distributed denial of service (DDoS) attacks. For example, in December 2020 it was widely reported that SolarWinds, an information technology company, was the subject of a cyberattack that created security vulnerabilities for thousands of its clients. We identified a compromised SolarWinds server and promptly took steps to contain and remediate the incidents. While we believe that no customer operations or Autodesk products were disrupted as a result of this attack, other, similar attacks could have a significant negative impact on our systems and operations. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, or users to disclose information to gain access to our data or our users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. This existing risk is compounded given the COVID-19 pandemic and the resulting shift to work-from-home arrangements for a large population of employees and contractors. Despite efforts to create security barriers to such threats, it is impossible for us to entirely eliminate these risks.
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

We sell our software products both directly to end users and through a network of distributors and resellers. For the six months ended July 31, 2021 and 2020, approximately 67% and 70%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 36% and 38% of our total net revenue for the six months ended July 31, 2021 and 2020, respectively, and Ingram Micro accounted for 9% and 10% of our total net revenue for six months ended July 31, 2021 and 2020, respectively. Should any of our agreements with Tech Data or Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. This could, in turn, negatively impact our financial results. For example, in June 2020, an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager, acquired Tech Data, and in July 2021, Platinum Equity, a global investment firm, acquired Ingram Micro from HNA Technology Co., Ltd. If there is any reseller or end user uncertainty caused by either acquisition, our ability to sell to these resellers and end users could, at least temporarily, be negatively impacted.

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

We have $1.6 billion of debt, consisting of notes due at various times from December 2022 to January 2030, as of July 31, 2021, as described in Part 1, Item 1, Note 14 Borrowing Arrangements. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

We are required to comply with the covenants set forth in our credit agreement. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part 1, Item 1, Note 14 Borrowing Arrangements, and any outstanding indebtedness under the credit agreement may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

We make assumptions, judgments, and estimates for a number of items, including revenue recognition for product subscriptions and enterprise business arrangements (“EBAs”), the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments including strategic investments, long-lived assets, and intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. We also make assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, product returns reserves, allowances for credit losses, asset retirement obligations, legal contingencies, and operating lease liabilities. These assumptions, judgments, and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with an acquisition completed in May 2021, we entered into an agreement to issue shares of our common stock as partial consideration for the acquisition, contingent upon the achievement of certain events expected in fiscal 2023 and fiscal 2024. The exact number of shares will be determined and issued following these events, but is estimated to be up to 46,000 (based on the volume weighted average closing price of Autodesk’s common stock for ninety consecutive day period ending on July 30, 2021). The issuance of shares of our common stock in this acquisition will not be registered under the Securities Act of 1933, as amended (the "Securities Act"). Such shares will be issued in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2 above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

10.1	Form of Qualified Retirement Agreement under the Autodesk Amended and Restated Severance Plan and Summary Plan Description dated March 25, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	XBRL Taxonomy Extension Schema

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	XBRL Taxonomy Definition Linkbase

101.LAB ††	XBRL Taxonomy Extension Label Linkbase

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 1, 2021

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)