Form 10-Q
period 2021-10-31
Autodesk, Inc.
filed 2021-12-03
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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

As of November 30, 2021, registrant had outstanding 219,973,417 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net revenue:
Subscription	$1,070.7	$884.4	$3,034.9	$2,528.6
Maintenance	17.6	39.8	53.6	153.1
Total subscription and maintenance revenue	1,088.3	924.2	3,088.5	2,681.7
Other	37.5	28.2	86.3	69.5
Total net revenue	1,125.8	952.4	3,174.8	2,751.2
Cost of revenue:
Cost of subscription and maintenance revenue	74.8	60.7	219.3	176.6
Cost of other revenue	17.7	15.4	47.6	47.5
Amortization of developed technologies	14.6	7.6	38.4	22.4
Total cost of revenue	107.1	83.7	305.3	246.5
Gross profit	1,018.7	868.7	2,869.5	2,504.7
Operating expenses:
Marketing and sales	419.4	359.3	1,195.3	1,051.5
Research and development	282.1	233.0	824.5	682.9
General and administrative	112.8	98.8	344.1	296.8
Amortization of purchased intangibles	11.1	9.6	30.4	28.8
Total operating expenses	825.4	700.7	2,394.3	2,060.0
Income from operations	193.3	168.0	475.2	444.7
Interest and other expense, net	(5.9)	(11.9)	(17.6)	(69.1)
Income before income taxes	187.4	156.1	457.6	375.6
Provision for income taxes	(50.7)	(23.9)	(49.7)	(78.7)
Net income	$136.7	$132.2	$407.9	$296.9
Basic net income per share	$0.62	$0.60	$1.86	$1.35
Diluted net income per share	$0.61	$0.59	$1.83	$1.34
Weighted average shares used in computing basic net income per share	220.0	219.6	219.8	219.4
Weighted average shares used in computing diluted net income per share	222.5	222.3	222.3	222.1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net income	$136.7	$132.2	$407.9	$296.9
Other comprehensive income (loss), net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $(3.3), $(0.4), $(6.7) and $1.5, respectively)	18.8	3.9	38.3	(11.6)
Change in net unrealized (loss) gain on available-for-sale debt securities (net of tax effect of zero, zero, zero and $0.1, respectively)	(0.7)	0.6	7.1	1.9
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	0.1	0.3	0.3	—
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $(0.3), $0.1, $(0.9) and $(0.3), respectively)	(7.2)	(6.7)	(22.2)	13.6
Total other comprehensive income (loss)	11.0	(1.9)	23.5	3.9
Total comprehensive income	$147.7	$130.3	$431.4	$300.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,748.9	$1,772.2
Marketable securities	43.2	4.0
Accounts receivable, net	580.3	643.1
Prepaid expenses and other current assets	282.4	206.2
Total current assets	2,654.8	2,625.5
Long-term marketable securities	19.7	—
Computer equipment, software, furniture and leasehold improvements, net	193.6	192.8
Operating lease right-of-use assets	361.8	416.7
Intangible assets, net	498.2	199.3
Goodwill	3,579.2	2,706.5
Deferred income taxes, net	740.4	763.1
Long-term other assets	483.3	375.9
Total assets	$8,531.0	$7,279.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133.6	$122.5
Accrued compensation	284.3	322.6
Accrued income taxes	52.6	42.6
Deferred revenue	2,563.0	2,500.9
Operating lease liabilities	89.7	71.4
Other accrued liabilities	158.3	194.7
Total current liabilities	3,281.5	3,254.7
Long-term deferred revenue	779.9	859.3
Long-term operating lease liabilities	333.0	396.0
Long-term income taxes payable	22.0	15.9
Long-term deferred income taxes	52.0	11.4
Long-term notes payable, net	2,626.8	1,637.2
Long-term other liabilities	155.9	139.8
Stockholders’ equity:
Common stock and additional paid-in capital	2,821.4	2,578.9
Accumulated other comprehensive loss	(102.4)	(125.9)
Accumulated deficit	(1,439.1)	(1,487.5)
Total stockholders’ equity	1,279.9	965.5
Total liabilities and stockholders’ equity	$8,531.0	$7,279.8

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2021	2020
Operating activities:
Net income	$407.9	$296.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	113.9	92.2
Stock-based compensation expense	409.8	291.5
Deferred income taxes	15.4	13.0
Other	13.1	48.6
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	70.0	112.8
Prepaid expenses and other assets	(138.8)	(61.6)
Accounts payable and other liabilities	(67.4)	42.3
Deferred revenue	(28.4)	(78.3)
Accrued income taxes	13.0	22.2
Net cash provided by operating activities	808.5	779.6
Investing activities:
Purchases of marketable securities	(56.5)	(21.0)
Sales and maturities of marketable securities	4.0	17.0
Capital expenditures	(49.5)	(67.6)
Purchases of developed technologies	(9.6)	(4.8)
Business combinations, net of cash acquired	(1,185.1)	(44.8)
Other investing activities	(2.3)	(55.5)
Net cash used in investing activities	(1,299.0)	(176.7)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	113.3	112.9
Taxes paid related to net share settlement of equity awards	(147.8)	(105.0)
Repurchases of common stock	(482.7)	(399.4)
Proceeds from debt, net of discount	997.0	—
Repayment of debt	—	(450.0)
Other financing activities	(6.5)	(2.5)
Net cash provided by (used in) financing activities	473.3	(844.0)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	3.4
Net decrease in cash and cash equivalents	(23.3)	(237.7)
Cash and cash equivalents at beginning of period	1,772.2	1,774.7
Cash and cash equivalents at end of period	$1,748.9	$1,537.0

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$2.7	$28.7
Fair value of common stock issued related to business combination (See Note 8)	$2.6	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Tables in millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2021, and for the three and nine months ended October 31, 2021 and 2020, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In March 2020, the World Health Organization declared the outbreak of a disease caused by a novel strain of the coronavirus (COVID-19) to be a pandemic. This pandemic has created and may continue to create significant uncertainty in the macroeconomic environment which, in addition to other unforeseen effects of this pandemic, may adversely impact our results of operations. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods. In addition, the results of operations for the three and nine months ended October 31, 2021, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2022, or for any other period. Further, the balance sheet as of January 31, 2021, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2021. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed on March 19, 2021.

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

The effects of the changes on the Consolidated Balance Sheets as of January 31, 2021, were as follows:

	As Reported January 31, 2021	Effect of Changes in Presentation	As Adjusted January 31, 2021
Marketable securities	$85.0	$(81.0)	$4.0
Prepaid and other current assets	198.9	7.3	206.2
Long-term other assets	412.9	73.7	486.6
Total current assets	2,699.2	(73.7)	2,625.5
Total assets	7,279.8	—	7,279.8

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2021, that are applicable to the Company.

Recently issued accounting standards not yet adopted

In March 2020, FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Autodesk will apply the expedients in ASU No. 2020-04 through December 31, 2022. Autodesk does not believe ASU No. 2020-04 will have a material impact on its consolidated financial statements.

In November 2021, FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU No. 2021-08”), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 “Revenue from Contracts with Customers” (Topic 606). ASU No. 2021-08 allows an acquirer to assess how the acquiree applied Topic 606 to determine what to record for acquired revenue contracts. Historically, such amounts were recognized by the acquirer at fair value in accordance with Topic 805. The amendments are effective for Autodesk's fiscal year beginning February 1, 2023. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. Autodesk is currently evaluating the impact that the adoption of ASU No. 2021-08 will have on its consolidated statements of financial condition and results of operations.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net revenue by product family:
Architecture, Engineering and Construction	$511.1	$419.4	$1,432.4	$1,199.1
AutoCAD and AutoCAD LT	318.4	278.8	907.9	812.9
Manufacturing	225.0	194.1	630.0	562.5
Media and Entertainment	63.0	54.0	176.5	159.9
Other	8.3	6.1	28.0	16.8
Total net revenue	$1,125.8	$952.4	$3,174.8	$2,751.2

Net revenue by geographic area:
Americas
U.S.	$383.2	$328.5	$1,054.5	$938.6
Other Americas	78.7	64.4	221.9	188.0
Total Americas	461.9	392.9	1,276.4	1,126.6
Europe, Middle East and Africa	433.2	364.3	1,225.9	1,063.8
Asia Pacific	230.7	195.2	672.5	560.8
Total net revenue	$1,125.8	$952.4	$3,174.8	$2,751.2

Net revenue by sales channel:
Indirect	$729.3	$656.2	$2,092.8	$1,918.9
Direct	396.5	296.2	1,082.0	832.3
Total net revenue	$1,125.8	$952.4	$3,174.8	$2,751.2

Net revenue by product type:
Design	$994.4	$847.7	$2,823.5	$2,466.8
Make	93.9	76.5	265.0	214.9
Other	37.5	28.2	86.3	69.5
Total net revenue	$1,125.8	$952.4	$3,174.8	$2,751.2

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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of October 31, 2021, Autodesk had remaining performance obligations of $4.23 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $2.88 billion or 68% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.35 billion or 32% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of October 31, 2021. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended October 31, 2021 and 2020, that was included in the deferred revenue balances at January 31, 2021 and 2020, was $568.9 million and $481.9 million, respectively. Revenue recognized during the nine months ended October 31, 2021 and 2020, that was included in the deferred revenue balances at January 31, 2021 and 2020, was $2.13 billion and $1.91 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

4. Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings, and limits the amounts invested with any one institution, type of security, and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $1.5 billion revolving credit facility. See Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 37% and 36% of Autodesk’s total net revenue for the three and nine months ended October 31, 2021, respectively. Total sales to Tech Data accounted for 37% of Autodesk’s total net revenue for both the three and nine months ended October 31, 2020. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 22% and 26% of trade accounts receivable at October 31, 2021, and January 31, 2021, respectively. Ingram Micro Inc. (“Ingram Micro”) accounted for 9% of Autodesk's total net revenue during both the three and nine months ended October 31, 2021. Total sales to Ingram Micro accounted for 10% of Autodesk’s total net revenue for both the three and nine months ended October 31, 2020. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of October 31, 2021, and January 31, 2021:

	October 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market funds	$1,016.8	$—	$—	$1,016.8	$1,016.8	$—	$—
U.S. government securities	20.0	—	—	20.0	—	20.0	—
Commercial paper	18.2	—	—	18.2	—	18.2	—
Municipal bonds	5.0	—	—	5.0	—	5.0	—
Other (2)	3.0	—	—	3.0	1.9	1.1	—
Marketable securities:
Short-term
Commercial paper	28.0	—	—	28.0	—	28.0	—
Corporate debt securities	8.8	—	—	8.8	—	8.8	—
Common stock	—	6.4	—	6.4	6.4	—	—
Long-term
Corporate debt securities	19.7	—	—	19.7	—	19.7	—
Mutual funds (3) (4)	71.7	24.6	—	96.3	96.3	—	—
Strategic investments derivative assets (4)	0.1	0.4	(0.3)	0.2	—	—	0.2
Derivative contract assets (4)	0.6	26.2	(0.1)	26.7	—	26.7	—
Derivative contract liabilities (5)	—	—	(7.8)	(7.8)	—	(7.8)	—
Total	$1,191.9	$57.6	$(8.2)	$1,241.3	$1,121.4	$119.7	$0.2
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of custody cash deposits, corporate debt securities, and certificates of deposit.
(3)See Note 12, “Deferred Compensation” for more information.
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual         maturity date as of October 31, 2021:

Fair Value
Due within 1 year	$36.8
Due in 1 year through 5 years	19.7
Total	$56.5

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities, and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As of both October 31, 2021, and January 31, 2021, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the nine months ended October 31, 2021.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both October 31, 2021, and January 31, 2021. There were no write offs of accrued interest receivables for the nine months ended October 31, 2021 and 2020.

There was no realized gain or loss for the sales or redemptions of marketable debt securities during both the nine months ended October 31, 2021 and 2020. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities for the three and nine months ended October 31, 2021, were none and $4.0 million, respectively. Proceeds from the sale and maturity of marketable debt securities for the three and nine months ended October 31, 2020, were $6.0 million and $17.0 million, respectively.

Strategic investment equity securities

As of October 31, 2021, and January 31, 2021, Autodesk had $139.8 million and $134.1 million, respectively, in direct investments in privately held companies. These strategic investment equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative were as follows:

	Nine Months Ended October 31,		Cumulative Amount as of
	2021	2020	October 31, 2021
Upward adjustments (1)	$7.2	$3.0	$23.2
Negative adjustments, including impairments (1)	(10.5)	(36.2)	(71.1)
Net adjustments	$(3.3)	$(33.2)	$(47.9)
____________________
(1)Included in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

During the three and nine months ended October 31, 2021, Autodesk recognized gains of none and $8.1 million on the disposition of strategic investment equity securities, respectively. There were no gains or losses recognized on the disposition of strategic investment equity securities for both the three and nine months ended October 31, 2020.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $941.3 million at October 31, 2021, and $1.14 billion at January 31, 2021. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $14.2 million remaining in “Accumulated other comprehensive loss” as of October 31, 2021, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31, 2021
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,070.7	$17.6	$74.8	$419.4	$282.1	$112.8

(Loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) reclassified from accumulated other comprehensive income into income	$(3.0)	$—	$(0.3)	$(1.0)	$(0.3)	$(0.5)

	Nine Months Ended October 31, 2021
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,034.9	$53.6	$219.3	$1,195.3	$824.5	$344.1

(Loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) reclassified from accumulated other comprehensive income into income	$(12.4)	$(1.2)	$—	$(0.4)	$(0.5)	$(0.1)

	Three Months Ended October 31, 2020
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$884.4	$39.8	$60.7	$359.3	$233.0	$98.8

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$(0.3)	$0.1	$0.4	$1.6	$0.3	$0.7

	Nine Months Ended October 31, 2020
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,528.6	$153.1	$176.6	$1,051.5	$682.9	$296.8

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$3.4	$0.7	$0.1	$0.3	$0.2	$0.1

Interest rate locks designated as cash flow hedges

During the fiscal quarter ended October 31, 2021, Autodesk entered into interest rate lock arrangements to mitigate the risk of changes in interest rates prior to completion of a debt offering. The interest rate locks hedged the cash flow risk for each of the interest payments on the planned fixed-rate debt issue. The interest rate lock hedges were terminated in October 2021 in connection with the debt offering completed in that month. See Note 14, “Borrowing Arrangements,” for further discussion. The aggregate fair value of the terminated interest rate lock hedges, net of tax, in the amount of $4.0 million have been classified as an increase to accumulated other comprehensive income and will be amortized as a reduction to interest expense over the term of the related debt issuance. The Company had cash inflows of $4.0 million in the fiscal quarter ended October 31, 2021, associated with the termination of the interest rate lock arrangements, included in “Other financing activities” in our Condensed Consolidated Statement of Cash Flows.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $71.2 million at October 31, 2021, and $434.5 million at January 31, 2021.

Fair Value of Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2021, and January 31, 2021:

	Balance Sheet Location	Fair Value at
		October 31, 2021	January 31, 2021
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$18.2	$4.7
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	8.7	5.3
Total derivative assets		$26.9	$10.0
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$5.9	$16.5
Derivatives not designated as hedging instruments	Other accrued liabilities	1.9	1.0
Total derivative liabilities		$7.8	$17.5

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2021 and 2020 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Amount of gain (loss) recognized in accumulated other comprehensive income on derivatives (effective portion)	$14.7	$6.7	$24.6	$(6.8)
Amount and location of (loss) gain reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$(3.0)	$(0.2)	$(13.6)	$4.1
Cost of revenue	(0.3)	0.4	—	0.1
Operating expenses	(1.8)	2.6	(1.0)	0.6
Total	$(5.1)	$2.8	$(14.6)	$4.8

The effects of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2021 and 2020 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Amount and location of (loss) gain recognized on derivatives in net income
Interest and other expense, net	$5.9	$(0.8)	$11.1	$(6.2)

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the nine months ended October 31, 2021, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2021	4,503.9	$191.91
Granted	1,895.0	290.63
Vested	(1,847.8)	177.88
Canceled/Forfeited	(430.3)	221.52
Performance Adjustment (1)	(7.9)	137.02
Unvested restricted stock units at October 31, 2021	4,112.9	$243.72
 _______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2021 performance period. The performance stock units were attained at rates ranging from 103.0% to 108.0% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2021 and 2020, was $516.5 million and $400.6 million, respectively.

During the nine months ended October 31, 2021, Autodesk granted 1.6 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting right.

Autodesk recorded stock-based compensation expense related to restricted stock units of $109.9 million and $74.7 million during the three months ended October 31, 2021 and 2020, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $314.4 million and $222.9 million during the nine months ended October 31, 2021 and 2020, respectively.

During the nine months ended October 31, 2021 and 2020, Autodesk settled liability-classified awards in the amount of $2.7 million and $28.7 million, respectively. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the nine months ended October 31, 2021, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units vested during the nine months ended October 31, 2021, are based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and, as applicable, total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

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

Additionally, during the nine months ended October 31, 2021, Autodesk granted 0.1 million performance stock units, as part of a program offering certain employees the option to receive equity in lieu of the opportunity to receive an annual cash incentive award. The ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue and Non-GAAP income from operations targets adopted by the Compensation and Human Resource Committee. The fair value of these performance stock units is expensed using the accelerated attribution method over the one-year vesting period.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $18.1 million and $8.7 million for the three months ended October 31, 2021 and 2020, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $50.1 million and $26.2 million for the nine months ended October 31, 2021 and 2020, respectively.

Common Stock

Autodesk agreed to issue a fixed amount of $4.9 million in common stock at a future date to certain employees in connection with a fiscal 2021 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the closing price of Autodesk’s common stock at the issuance date. During the three months ended October 31, 2021, Autodesk issued 8,300 shares at an aggregate fair value of $2.7 million. Remaining shares to be issued are estimated to be 8,000 based on the closing price of Autodesk’s common stock on October 29, 2021, the last trading day of the fiscal quarter. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

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

Autodesk agreed to issue a fixed amount of $13.1 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. Shares to be issued are estimated to be 43,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending October 29, 2021, the last trading day of the fiscal quarter. The awards are accrued as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. See Note 8, “Acquisitions,” for further discussion.

Autodesk recorded stock-based compensation expense related to common stock shares of $4.7 million and $11.6 million for the three and nine months ended October 31, 2021, respectively. Autodesk recorded no stock-based compensation expense related to common stock shares for both the three and nine months ended October 31, 2020.

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

A summary of the ESPP activity for the three and nine months ended October 31, 2021 and 2020, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Issued shares (in millions)	0.4	0.4	0.9	0.9
Average price of issued shares	$133.00	$122.93	$130.13	$122.73
Weighted average grant date fair value of shares granted under the ESPP (1)	$83.75	$78.26	$84.21	$55.98
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2021 and 2020, respectively, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Cost of subscription and maintenance revenue	$5.5	$4.5	$18.3	$12.3
Cost of other revenue	2.3	1.6	6.5	4.7
Marketing and sales	60.0	45.4	172.8	129.5
Research and development	56.6	35.4	163.4	103.6
General and administrative	19.3	10.5	51.7	41.4
Stock-based compensation expense related to stock awards and ESPP purchases	143.7	97.4	412.7	291.5
Tax benefit	(26.3)	(2.0)	(46.4)	(2.3)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$117.4	$95.4	$366.3	$289.2

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

	Three Months Ended October 31, 2021		Three Months Ended October 31, 2020
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatility	N/A	29.5 - 36.6%	N/A	41.5 - 45.0%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	N/A	—%
Range of risk-free interest rates	N/A	0.1- 0.2%	N/A	0.1%

	Nine Months Ended October 31, 2021		Nine Months Ended October 31, 2020
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	36.9%	29.5 - 41.8%	50.7%	39.4 - 45.8%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.1 - 0.2%	0.3%	0.1 - 0.5%

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

The range of expected lives of ESPP awards are based upon the four six-month exercise periods within a 24-month offering period.

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

7. Income Tax

 Autodesk had income tax expense of $50.7 million, relative to pre-tax income of $187.4 million for the three months ended October 31, 2021, and income tax expense of $23.9 million, relative to pre-tax income of $156.1 million for the three months ended October 31, 2020. Income tax expense for the three months ended October 31, 2021, reflects an increase in tax expense as a result of the jurisdictional mix of year-to-date earnings. The quarter over quarter comparison also reflects the U.S. valuation allowance release as of January 31, 2021.

Autodesk had income tax expense of $49.7 million, relative to pre-tax income of $457.6 million for the nine months ended October 31, 2021, and income tax expense of $78.7 million, relative to pre-tax income of $375.6 million for the nine months ended October 31, 2020. Income tax expense for the nine months ended October 31, 2021, reflects a decrease in tax expense due to a discrete tax benefit primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes, offset by an increase in tax expense from jurisdictional mix of year-to-date earnings.

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

As of October 31, 2021, the Company had $204.6 million of gross unrecognized tax benefits, of which $33.5 million would reduce our valuation allowance, if recognized. The remaining $171.1 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will decrease in the next 12 months for an audit settlement of approximately $8.0 million.

8. Acquisitions

The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to Autodesk’s Condensed Consolidated Financial Statements.

During the three months ended October 31, 2021, Autodesk completed one business combination. The acquisition-date fair value of the consideration transferred totaled $33.5 million, which consisted of $33.3 million of cash and $0.2 million of assumed liabilities on behalf of the seller.

Upchain

On May 11, 2021, Autodesk acquired 100% of the outstanding stock of Upchain Inc. (“Upchain”), a cloud-based provider of product lifecycle management and product data management systems, for approximately $126.7 million in cash and Autodesk will issue a fixed amount of $13.1 million in common stock at future dates to certain employees in connection with the acquisition for a total consideration of $139.8 million. Of the total consideration transferred, $123.6 million is considered purchase consideration. Of the remaining amount, $13.1 million is accounted for as liability-classified awards and recognized as compensation expense using the straight-line method over the vesting period, and $3.1 million was recorded as stock-based compensation expense during the fiscal quarter ended July 31, 2021. Issuance of the $13.1 million fixed value in common stock is dependent on the respective employees’ continued employment and vests 40% and 60% on the first and second anniversaries of the closing date, respectively. The number of shares will be determined based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. The number of shares is estimated to be 43,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending October 29, 2021, the last trading day of the fiscal quarter. See also Note 6, “Equity Compensation”.

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

The acquisition-date fair value of the consideration transferred totaled $1,038.1 million, which consisted of $1,035.5 million of cash and 9,277 shares of Autodesk’s restricted common stock at an aggregate fair value of $2.6 million. Of the total consideration transferred, $1,035.5 million is considered purchase consideration. The remaining amount of $2.6 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets”. The 9,277 shares of restricted common stock are subject to forfeiture until the second anniversary of the acquisition closing date. 50% are released from restriction on both the first and second anniversaries subject to continued employment. See also Note 6, “Equity Compensation”.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the three and nine months ended October 31, 2021:

	Innovyze (1)	Upchain	Other	Total
Developed technologies	$93.0	$17.6	$9.4	$120.0
Customer relationships	221.0	10.4	—	231.4
Trade name	4.0	0.4	—	4.4
Backlog	0.5	—	—	0.5
Goodwill	764.4	98.3	24.1	886.8
Deferred revenue and long-term deferred revenue	(12.3)	(2.6)	—	(14.9)
Long-term deferred income taxes	(42.4)	(0.7)	—	(43.1)
Net tangible assets	7.3	0.2		7.5
Total	$1,035.5	$123.6	$33.5	$1,192.6
_______________
(1) During the three and nine months ended October 31, 2021, Autodesk recorded an adjustment to the purchase price of the Innovyze acquisition. This adjustment reduced goodwill and decreased the purchase price by $2.8 million.

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

9. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of October 31, 2021, and January 31, 2021:

	October 31, 2021
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$666.7	$(367.8)	$298.9
Developed technologies	829.7	(647.6)	182.1
Trade names and patents	115.9	(98.7)	17.2
Other	0.3	(0.3)	—
Total intangible assets	$1,612.6	$(1,114.4)	$498.2
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2021
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$437.3	$(345.1)	$92.2
Developed technologies	698.4	(609.8)	88.6
Trade names and patents	111.5	(93.0)	18.5
Total intangible assets	$1,247.2	$(1,047.9)	$199.3
 _______________
(1)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $116.5 million and $72.2 million at October 31, 2021, and January 31, 2021, respectively. Accumulated amortization was $11.4 million and $4.9 million at October 31, 2021, and January 31, 2021, respectively. Amortization expense for the three months ended October 31, 2021 and 2020, was $3.7 million and $1.0 million, respectively. Amortization expense for the nine months ended October 31, 2021 and 2020, was $6.5 million and $2.7 million, respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 31, 2021, (in millions):

Balance as of January 31, 2021	$2,855.7
Less: accumulated impairment losses as of January 31, 2021	(149.2)
Net balance as of January 31, 2021	2,706.5
Additions arising from acquisitions during the period	886.8
Effect of foreign currency translation and measurement period adjustments (1)	(14.1)
Balance as of October 31, 2021	$3,579.2
 _______________
(1)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed and adjustments to the acquisition purchase price.

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

There was no goodwill impairment during both the three and nine months ended October 31, 2021 and 2020.

12. Deferred Compensation

At October 31, 2021, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $96.3 million. Of this amount, $7.9 million was classified as current and $88.4 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $81.0 million related to the investments in a rabbi trust as of January 31, 2021, $7.3 million was classified as current and $73.7 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively. See Note 1 “Basis of Presentation” for a change in the presentation and immaterial correction of an error on the Condensed Consolidated Balance Sheets for investments in debt and equity securities that are held in a rabbi trust.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $110.8 million as of October 31, 2021, and $120.9 million as of January 31, 2021. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $29.6 million and $83.6 million during the three and nine months ended October 31, 2021, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $23.8 million and $70.2 million during the three and nine months ended October 31, 2020, respectively. Autodesk did not recognize any contract cost impairment losses during the three and nine months ended October 31, 2021 and 2020.

13. Computer Equipment, Software, Leasehold Improvements, and Furniture, Net

Computer equipment, software, leasehold improvements, and furniture and equipment and the related accumulated depreciation were as follows:

	October 31, 2021	January 31, 2021
Computer hardware, at cost	$133.1	$153.3
Computer software, at cost	55.1	57.9
Leasehold improvements, land and buildings, at cost	343.7	335.9
Furniture and equipment, at cost	98.8	88.4
	630.7	635.5
Less: Accumulated depreciation	(437.1)	(442.7)
Computer hardware, software, leasehold improvements, and furniture and equipment, net	$193.6	$192.8

14. Borrowing Arrangements

In October 2021, Autodesk issued $1.0 billion aggregate principal amount of 2.4% notes due December 15, 2031 (“2021 Notes”). Net of a discount of $3.0 million and issuance costs of $9.2 million, Autodesk received net proceeds of $987.8 million from issuance of the 2021 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes using the effective interest method. The 2021 Notes were designated as sustainability bonds, the net proceeds of which are used to fund environmentally and socially responsible projects in the following areas: eco-efficient products, production technologies, and processes, sustainable water and wastewater management, renewable energy & energy efficiency, green buildings, pollution prevention and control, and socioeconomic advancement and empowerment.

In September 2021, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The Credit Agreement replaced and terminated the Company’s existing $650.0 million Amended and Restated Credit Agreement, with an option to be increased up to $1.0 billion, dated as of December 17, 2018, among the Company, the lenders party thereto and Citibank, N.A., as administrative agent. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At October 31, 2021, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At October 31, 2021, Autodesk had no outstanding borrowings under the Credit Agreement.

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

The 2021 Notes, 2020 Notes, 2017 Notes, 2015 Notes and the 2012 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the aforementioned notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets, subject to important qualifications and exceptions.

Based on the quoted market prices, the approximate fair value of the notes as of October 31, 2021, were as follows:

	Aggregate Principal Amount	Fair value
2012 Notes	$350.0	$358.4
2015 Notes	300.0	329.4
2017 Notes	500.0	546.8
2020 Notes	500.0	519.6
2021 Notes	1,000.0	987.1

The expected future principal payments for all borrowings as of October 31, 2021, were as follows (in millions):

Fiscal year ending
2022 (remainder)	$—
2023	350.0
2024	—
2025	—
2026	300.0
Thereafter	2,000.0
Total principal outstanding	$2,650.0

15. Leases

Autodesk has operating leases for real estate, vehicles, and certain equipment. Leases have remaining lease terms of less than 1 year to 68 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 9 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows.

The components of lease cost were as follows:

	Three Months Ended October 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2.1	$0.6	$11.0	$7.4	$3.7	$24.8
Variable lease cost	0.5	0.1	3.0	2.1	1.0	6.7

	Nine Months Ended October 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6.1	$1.6	$32.5	$23.1	$11.0	$74.3
Variable lease cost	1.3	0.4	7.2	5.2	2.4	16.5

	Three Months Ended October 31, 2020
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1.9	$0.6	$11.9	$8.6	$2.9	$25.9
Variable lease cost	0.2	0.1	1.5	1.0	0.4	3.2

	Nine Months Ended October 31, 2020
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$5.6	$1.7	$34.0	$24.3	$10.5	$76.1
Variable lease cost	0.6	0.2	4.0	2.8	1.3	8.9

Supplemental operating cash flow information related to leases is as follows:

	Nine Months Ended October 31,
	2021	2020
Cash paid for operating leases included in operating cash flows (1)	$84.4	$74.7
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	12.2	50.8
  _______________
(1) Includes $16.5 million and $8.9 million in variable lease payments for the nine months ended October 31, 2021 and 2020, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 6.9 and 7.3 years at October 31, 2021, and January 31, 2021, respectively. The weighted average discount rate was 2.59% and 2.69% at October 31, 2021, and January 31, 2021, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2022 (remainder)	$21.8
2023	99.1
2024	81.6
2025	60.7
2026	45.9
Thereafter	148.2
457.3
Less imputed interest	34.6
Present value of operating lease liabilities	$422.7

As of October 31, 2021, Autodesk had additional operating lease minimum lease payments of $21.4 million for executed leases that have not yet commenced, primarily for office locations.

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

17. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of October 31, 2021, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2021	219.6	$2,578.9	$(125.9)	$(1,487.5)	$965.5
Common shares issued under stock plans	0.9	9.0			9.0
Stock-based compensation expense		114.1			114.1
Post-combination expense related to equity awards assumed		0.1			0.1
Shares issued related to business combination		2.6			2.6
Net income				155.6	155.6
Other comprehensive income			24.2		24.2
Repurchase and retirement of common shares (1)	(0.5)	(65.3)		(77.4)	(142.7)
Balances, April 30, 2021	220.0	2,639.4	(101.7)	(1,409.3)	1,128.4
Common shares issued under stock plans	0.1	(6.5)			(6.5)
Stock-based compensation expense		148.2			148.2
Post-combination expense related to equity awards assumed		0.1			0.1
Net income				115.6	115.6
Other comprehensive loss			(11.7)		(11.7)
Repurchase and retirement of common shares (1)	(0.2)	(0.5)		(45.8)	(46.3)
Balances, July 31, 2021	219.9	2,780.7	(113.4)	(1,339.5)	1,327.8
Common shares issued under stock plans	1.3	(51.4)			(51.4)
Stock-based compensation expense		140.2			140.2
Post-combination expense related to equity awards assumed		(0.1)			(0.1)
Settlement of liability-classified restricted stock units		2.7			2.7
Net income				136.7	136.7
Other comprehensive income			11.0		11.0
Repurchase and retirement of common shares (1)	(1.0)	(50.7)		(236.3)	(287.0)
Balances, October 31, 2021	220.2	$2,821.4	$(102.4)	$(1,439.1)	$1,279.9
 ________________
(1)During the three and nine months ended October 31, 2021, Autodesk repurchased 1.0 million and 1.7 million shares at an average repurchase price of $292.91 and $286.95 per share, respectively. At October 31, 2021, 10.4 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

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
 ________________
(1)During the three and nine months ended October 31, 2020, Autodesk repurchased 0.8 million and 2.1 million shares at an average repurchase price of 231.26 and $185.69 per share, respectively. At October 31, 2020, 12.6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2021:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2021	$(24.1)	$6.4	$(21.3)	$(86.9)	$(125.9)
Other comprehensive income (loss) before reclassifications	30.4	7.1	—	(21.3)	16.2
Pre-tax losses reclassified from accumulated other comprehensive loss	14.6	—	0.3	—	14.9
Tax effects	(6.7)	—	—	(0.9)	(7.6)
Net current period other comprehensive income (loss)	38.3	7.1	0.3	(22.2)	23.5
Balances, October 31, 2021	$14.2	$13.5	$(21.0)	$(109.1)	$(102.4)

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2020:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2020	$8.4	$4.7	$(22.8)	$(150.6)	$(160.3)
Other comprehensive (loss) income before reclassifications	(8.3)	1.7	—	13.9	7.3
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(4.8)	0.1	—	—	(4.7)
Tax effects	1.5	0.1	—	(0.3)	1.3
Net current period other comprehensive (loss) income	(11.6)	1.9	—	13.6	3.9
Balances, October 31, 2020	$(3.2)	$6.6	$(22.8)	$(137.0)	$(156.4)

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

19. Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding for the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of restricted stock units, performance share awards, and stock options using the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net income	$136.7	$132.2	$407.9	$296.9
Denominator:
Denominator for basic net income per share—weighted average shares	220.0	219.6	219.8	219.4
Effect of dilutive securities	2.5	2.7	2.5	2.7
Denominator for dilutive net income per share	222.5	222.3	222.3	222.1
Basic net income per share	$0.62	$0.60	$1.86	$1.35
Diluted net income per share	$0.61	$0.59	$1.83	$1.34

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and nine months ended October 31, 2021, there were zero and 0.1 million potentially anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and nine months ended October 31, 2020, there were 0.3 million and 0.2 million potentially anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	October 31, 2021	January 31, 2021
Long-lived assets (1):
Americas
U.S.	$391.5	$423.6
Other Americas	26.5	29.5
Total Americas	418.0	453.1
Europe, Middle East, and Africa	100.4	109.7
Asia Pacific	37.0	46.7
Total long-lived assets	$555.4	$609.5
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Nine Months Ended October 31, 2021,” and in “Results of Operations-Impacts of COVID-19 to Autodesk’s Business.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography), the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk is changing how the world is designed and made. Our technology spans architecture, engineering, construction, product design, manufacturing, media and entertainment, empowering innovators everywhere to solve challenges big and small. From greener buildings to smarter products to more mesmerizing blockbusters, Autodesk technology helps our customers to design and make a better world for all.

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

Our subscription plans currently represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, BIM 360, Fusion 360, Shotgrid (formerly Shotgun), AutoCAD web app, and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and nine months ended October 31, 2021 and 2020.

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

One of our key strategies is to maintain an open-architecture design of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have established the Autodesk Forge developer platform to support innovators that build solutions to facilitate the development of a single connected ecosystem for the future of how things are designed, made, and used as well as support ideas that push the boundaries of 3D printing.

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

Impact at Autodesk

Autodesk is committed to advancing a more sustainable, resilient, and equitable world. We don’t believe in waiting for progress, we believe in making it. We take action as a business and to support our employees, customers, and communities in our collective opportunity to design and make a better world for all.

We focus our efforts to advance positive outcomes across three primary areas: energy and materials, health and resilience, and work and prosperity. These impact opportunity areas are derived from the UN Sustainable Development Goals (“SDGs”) and have been focused through a multi-pronged process to align the top needs of our stakeholders, the important issues of our business, and the areas we are best placed to accelerate positive impact at scale.

These opportunities manifest as outcomes through how our customers leverage our technology to design and make net-zero carbon buildings, resilient infrastructure, more sustainable products, and a thriving workforce. We realize these opportunities in our business through our 100% renewable and net-zero greenhouse gas operations and inclusive culture. We advance these opportunities with industry innovators through collaboration, grants, software donations, and training.

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

Additional information about our environmental, social, and governance program is available in our annual impact report on our website at www.autodesk.com. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2021, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2021. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Nine Months Ended October 31, 2021

•Total net revenue increased 18% and 15% to $1,125.8 million and $3,174.8 million for the three and nine months ended October 31, 2021, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for both the three and nine months ended October 31, 2021, and remained flat as compared to both periods in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of both October 31, 2021 and 2020.
•Deferred revenue was $3.34 billion, a decrease of 0.5% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $4.23 billion, a decrease of 0.2% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $2.88 billion, an increase of 5% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three and nine months ended October 31, 2021, as compared to the same period in the prior fiscal year, primarily due to the respective 21% and 20% increase in subscription revenue, partially offset by the respective 56% and 65% decrease in maintenance revenue.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 37% and 36% of our total net revenue for the three and nine months ended October 31, 2021, respectively, and 37% of our total net revenue for both the three and nine months ended October 31, 2020. During both the three and nine months ended October 31, 2021, Ingram Micro accounted for 9% of Autodesk's total net revenue. During both the three and nine months ended October 31, 2020, Ingram Micro accounted for 10% of Autodesk’s total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.

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

The following table outlines our recurring revenue metric for the three and nine months ended October 31, 2021 and 2020:

	Three Months Ended October 31, 2021	Change compared to prior fiscal year		Three Months Ended October 31, 2020
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,088.3	$164.1	18%	$924.2
As a percentage of net revenue	97%	N/A	N/A	97%

	Nine Months Ended October 31, 2021	Change compared to prior fiscal year		Nine Months Ended October 31, 2020
		$	%
Recurring Revenue (1)	$3,088.5	$406.8	15%	$2,681.7
As a percentage of net revenue	97%	N/A	N/A	97%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110% as of both October 31, 2021, and 2020.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended October 31, 2021			Nine Months Ended October 31, 2021
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	18%	17%	Positive	15%	14%	Positive
Total spend	19%	18%	Negative	17%	15%	Negative
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

(in millions)	October 31, 2021	January 31, 2021
Deferred revenue	$3,342.9	$3,360.2
Unbilled deferred revenue	888.5	880.5
RPO	$4,231.4	$4,240.7

RPO consisted of the following:

(in millions)	October 31, 2021	January 31, 2021
Current RPO	$2,877.0	$2,738.0
Non-current RPO	1,354.4	1,502.7
RPO	$4,231.4	$4,240.7

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

Balance Sheet and Cash Flow Items

At October 31, 2021, we had $1,811.8 million in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $808.5 million for the nine months ended October 31, 2021, compared to $779.6 million for the nine months ended October 31, 2020. We repurchased 1.7 million shares of our common stock for $476.0 million during the nine months ended October 31, 2021. Comparatively, we repurchased 2.1 million shares of our common stock for $392.9 million during the nine months ended October 31, 2020. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

Additionally, the COVID-19 pandemic has spurred changes in the way we work as we move to a more hybrid workforce resulting in an evaluation of our office space needs. Accordingly, we expect to reduce our facilities portfolio worldwide and expect to incur impairments to assets associated with our operating leases for real estate over the next several quarters, which we currently estimate could result in impairment charges that would range up to approximately $180 million depending on the then-current market conditions. Optimizing our facilities costs will allow us to better deploy capital to further our strategy and drive growth. However, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings or operational efficiencies, or that our impairment charges would be limited to that amount.

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate the economic challenges of COVID-19. However, supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID, including in specific geographies, are currently impacting the pace of our recovery and our outlook. The extent of the impact on our business in fiscal 2022 and beyond will depend on several factors, including the full duration and the extent of the pandemic, including as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery, including in specific geographies; speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Further discussion of the potential impacts of COVID-19 on our business can be found in Part II, Item 1A, “Risk Factors.”

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2021	$	%	October 31, 2020
Net Revenue:
Subscription	$1,070.7	$186.3	21%	$884.4	Increase due to growth across subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from EBA offerings.
Maintenance (1)	17.6	(22.2)	(56)%	39.8
Total subscription and maintenance revenue	1,088.3	164.1	18%	924.2
Other	37.5	9.3	33%	28.2
	$1,125.8	$173.4	18%	$952.4

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2021	$	%	October 31, 2020
Net Revenue:
Subscription	$3,034.9	$506.3	20%	$2,528.6	Increase due to growth across subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from EBA offerings.
Maintenance (1)	53.6	(99.5)	(65)%	153.1
Total subscription and maintenance revenue	3,088.5	406.8	15%	2,681.7
Other	86.3	16.8	24%	69.5
	$3,174.8	$423.6	15%	$2,751.2
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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2021	$	%	October 31, 2020
Net Revenue by Product Family:
AEC	$511.1	$91.7	22%	$419.4	Increase due to growth in revenue from AEC Collections, EBAs, Revit and Innovyze.
AutoCAD and AutoCAD LT	318.4	39.6	14%	278.8	Increase due to growth in revenue from both AutoCAD LT and AutoCAD.
MFG	225.0	30.9	16%	194.1	Increase due to growth in revenue from EBAs, Fusion360, and MFG Collections.
M&E	63.0	9.0	17%	54.0	Increase due to growth in revenue from ShotGrid, Maya, and 3DS Max.
Other	8.3	2.2	36%	6.1
Total Net Revenue	$1,125.8	$173.4	18%	$952.4

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2021	$	%	October 31, 2020
Net Revenue by Product Family:
AEC	$1,432.4	$233.3	19%	$1,199.1	Increase due to growth in revenue from AEC Collections, EBAs, Innovyze, and Revit.
ACAD and AutoCAD LT	907.9	95.0	12%	812.9	Increase due to growth in revenue from both AutoCAD LT and AutoCAD.
MFG	630.0	67.5	12%	562.5	Increase due to growth in revenue fromEBAs, Fusion360, and MFG Collections.
M&E	176.5	16.6	10%	159.9	Increase due to growth in revenue from Maya, ShotGrid, and M&E Collections.
Other	28.0	11.2	67%	16.8
Total Net Revenue	$3,174.8	$423.6	15%	$2,751.2

Net Revenue by Geographic Area

	Three Months Ended October 31, 2021	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended October 31, 2020
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$383.2	$54.7	17%	*	$328.5
Other Americas	78.7	14.3	22%	*	64.4
Total Americas	461.9	69	18%	17%	392.9
EMEA	433.2	68.9	19%	16%	364.3
APAC	230.7	35.5	18%	17%	195.2
Total Net Revenue	$1,125.8	$173.4	18%	17%	$952.4

Emerging Economies	$139.7	$24.8	22%	20%	$114.9

	Nine Months Ended October 31, 2021	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Nine Months Ended October 31, 2020
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$1,054.5	$115.9	12%	*	$938.6
Other Americas	221.9	33.9	18%	*	188.0
Total Americas	1,276.4	149.8	13%	13%	1,126.6
EMEA	1,225.9	162.1	15%	12%	1,063.8
APAC	672.5	111.7	20%	18%	560.8
Total Net Revenue	$3,174.8	$423.6	15%	14%	$2,751.2

Emerging Economies	$393.6	$53.6	16%	15%	$340.0
____________________
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, Russia, India, and China, and including as a result of the COVID-19 pandemic, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability or protectionism in the global market may impact our future financial results.

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	October 31, 2021	$	%	October 31, 2020
Net Revenue by Sales Channel:
Indirect	$729.3	$73.1	11%	$656.2	Increase due to growth in subscription revenue.
Direct	396.5	100.3	34%	296.2	Increase due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$1,125.8	$173.4	18%	$952.4

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2021	$	%	October 31, 2020
Net Revenue by Sales Channel:
Indirect	$2,092.8	$173.9	9%	$1,918.9	Increase due to growth in subscription revenue.
Direct	1,082.0	249.7	30%	832.3	Increase due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$3,174.8	$423.6	15%	$2,751.2

Net Revenue by Product Type

	Three Months Ended October 31, 2021	Change compared to prior fiscal year		Three Months Ended October 31, 2020
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$994.4	$146.7	17%	$847.7	Increase due to growth in EBA offerings, AEC & MFG collections, AutoCAD LT, and AutoCAD Family.
Make	93.9	17.4	23%	76.5	Increase primarily due to growth in revenue from BIM Family, Fusion 360, and Plangrid products.
Other	37.5	9.3	33%	28.2
Total Net Revenue	$1,125.8	$173.4	18%	$952.4

	Nine Months Ended October 31, 2021	Change compared to prior fiscal year		Nine Months Ended October 31, 2020
(In millions, except percentages)		$	%		Management Comments
Net Revenue:
Design	$2,823.5	$356.7	14%	$2,466.8	Increase due to growth in EBA offerings, AEC & MFG collections, AutoCAD LT, and AutoCAD Family.
Make	265.0	50.1	23%	214.9	Increase primarily due to growth in revenue from BIM Family, Fusion 360, and Plangrid products.
Other	86.3	16.8	24%	69.5
Total Net Revenue	$3,174.8	$423.6	15%	$2,751.2

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2021	$	%	October 31, 2020
Cost of revenue:
Subscription and maintenance	$74.8	$14.1	23%	$60.7	Increase primarily due to an increase in cloud hosting costs and employee-related costs driven by higher headcount as well as an increase in stock-based compensation.
Other	17.7	2.3	15%	15.4	Increase primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation.
Amortization of developed technologies	14.6	7.0	92%	7.6	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal 2021 and first and second quarter of fiscal 2022.
Total cost of revenue	$107.1	$23.4	28%	$83.7

Operating expenses:
Marketing and sales	$419.4	$60.1	17%	$359.3	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in advertisement and promotion costs mainly due to new company branding campaign as well as an increase in stock-based compensation.
Research and development	282.1	49.1	21%	233.0	Increase primarily due to an increase in stock-based compensation as well as an increase in employee-related costs due to higher headcount and an increase in professional fees.

General and administrative	112.8	14.0	14%	98.8	Increase primarily due to an increase in stock-based compensation as well as an increase in cloud hosting costs and employee-related costs driven by higher headcount.
Amortization of purchased intangibles	11.1	1.5	16%	9.6	Increase due to growth in amortization expense from acquired intangibles as a result of our acquisitions in the fourth quarter of fiscal 2021 and first and second quarter of fiscal 2022.
Total operating expenses	$825.4	$124.7	18%	$700.7

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management comments
	October 31, 2021	$	%	October 31, 2020
Cost of revenue:
Subscription and maintenance	$219.3	$42.7	24%	$176.6	Increase primarily due to an increase in cloud hosting costs, employee-related costs driven by higher headcount, as well as an increase in stock-based compensation.
Other	47.6	0.1	0.2%	47.5	Other cost of revenue remained flat as compared to the prior period.
Amortization of developed technologies	38.4	16.0	71%	22.4	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal 2021 and first and second quarter of fiscal 2022.
Total cost of revenue	$305.3	$58.8	24%	$246.5

Operating expenses:
Marketing and sales	$1,195.3	$143.8	14%	$1,051.5	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in advertisement and promotion costs due to new company branding campaign as well as an increase in stock-based compensation, cloud hosting costs and professional fees.
Research and development	824.5	141.6	21%	682.9	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in stock-based compensation, as well as an increase in professional fees and cloud hosting costs.
General and administrative	344.1	47.3	16%	296.8	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in stock-based compensation and acquisition-related costs, as well as an increase in cloud hosting costs, and professional fees, partially offset by capitalized software costs.
Amortization of purchased intangibles	30.4	1.6	6%	28.8	Increase due to growth in amortization expense from acquired intangibles as a result of our acquisitions in the fourth quarter of fiscal 2021 and first and second quarter of fiscal 2022.
Total operating expenses	$2,394.3	$334.3	16%	$2,060.0

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the fourth quarter of fiscal 2022, as compared to the fourth quarter of fiscal 2021:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Decrease
Research and development	Increase	Flat
General and administrative	Increase	Flat
Amortization of purchased intangibles	Increase	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2021	2020	2021	2020
Interest and investment expense, net	$(15.8)	$(14.6)	$(39.2)	$(44.9)
Gain (loss) on foreign currency	2.5	(1.0)	3.1	1.9
Gain (loss) on strategic investments	6.5	(0.3)	12.3	(31.2)
Other income	0.9	4.0	6.2	5.1
Interest and other expense, net	$(5.9)	$(11.9)	$(17.6)	$(69.1)

Interest and other expense, net, decreased by $6.0 million and $51.5 million during the three and nine months ended October 31, 2021, as compared to the same periods in the prior fiscal year. The decrease in the three months ended October 31, 2021, as compared to the same period in the prior fiscal year was primarily due to strategic investment equity securities measurement alternative adjustment gains and mark-to-market gains in the current period, compared to losses in the prior period, and a decrease in other income. The decrease in the nine months ended October 31, 2021, as compared to the same period in the prior fiscal year was primarily due to disposition and mark-to-market gains and a decrease in impairments of strategic investment equity securities in the current period as compared to the prior period and an increase in mark-to market gains on debt and equity securities held in a rabbi trust under non-qualified deferred compensation plans in the current period compared to the prior period.

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

We had an income tax expense of $50.7 million, relative to pre-tax income of $187.4 million for the three months ended October 31, 2021, and an income tax expense of $23.9 million, relative to pre-tax income of $156.1 million for the three months ended October 31, 2020. Income tax expense for the three months ended October 31, 2021, reflects an increase in tax expense as a result of the jurisdictional mix of year-to-date earnings. The quarter over quarter comparison also reflects the U.S. valuation allowance release as of January 31, 2021.

We had an income tax expense of $49.7 million, relative to pre-tax income of $457.6 million for the nine months ended October 31, 2021, and an income tax expense of $78.7 million, relative to pre-tax income of $375.6 million for the nine months ended October 31, 2020. Income tax expense for the nine months ended October 31, 2021, reflects a decrease in tax expense due to a discrete tax benefit primarily related to a Supreme Court decision in India on the taxability of software license payments to nonresidents and the associated withholding taxes, offset by an increase in tax expense from jurisdictional mix of year-to-date earnings.

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

As of October 31, 2021, we had $204.6 million of gross unrecognized tax benefits, of which $33.5 million would reduce our valuation allowance, if recognized. The remaining $171.1 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will decrease in the next 12 months for an audit settlement of approximately $8.0 million.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2021 and 2020, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(Unaudited)
Gross profit	$1,018.7	$868.7	$2,869.5	$2,504.7
Non-GAAP gross profit	$1,040.2	$882.6	$2,932.2	$2,544.6
Income from operations	$193.3	$168.0	$475.2	$444.7
Non-GAAP income from operations	$365.0	$287.1	$975.8	$797.3
Operating margin	17%	18%	15%	16%
Non-GAAP operating margin	32%	30%	31%	29%
Net income	$136.7	$132.2	$407.9	$296.9
Non-GAAP net income	$296.1	$231.5	$794.5	$637.9
GAAP diluted net income per share	$0.61	$0.59	$1.83	$1.34
Non-GAAP diluted net income per share	$1.33	$1.04	$3.57	$2.87

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(Unaudited)
Gross profit	$1,018.7	$868.7	$2,869.5	$2,504.7
Stock-based compensation expense	7.8	6.1	24.8	17.0
Amortization of developed technologies	13.5	7.6	37.3	22.4
Acquisition-related costs	0.2	0.2	0.6	0.5
Non-GAAP gross profit	$1,040.2	$882.6	$2,932.2	$2,544.6

Income from operations	$193.3	$168.0	$475.2	$444.7
Stock-based compensation expense	143.7	97.4	412.7	291.5
Amortization of developed technologies	13.5	7.6	37.3	22.4
Amortization of purchased intangibles	10.8	9.6	30.1	28.8
Acquisition-related costs	3.7	4.5	20.5	9.9
Non-GAAP income from operations	$365.0	$287.1	$975.8	$797.3

Operating margin	17%	18%	15%	16%
Stock-based compensation expense	13%	10%	13%	11%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	—%	—%	1%	—%
Non-GAAP operating margin (1)	32%	30%	31%	29%

Net income	$136.7	$132.2	$407.9	$296.9
Stock-based compensation expense	143.7	97.4	412.7	291.5
Amortization of developed technologies	13.5	7.6	37.3	22.4
Amortization of purchased intangibles	10.8	9.6	30.1	28.8
Acquisition-related costs	3.7	4.5	20.5	9.9
(Gain) loss on strategic investments and dispositions, net	(6.5)	0.3	(12.3)	31.2
Discrete tax (provision) benefit items	(5.4)	3.7	(61.4)	4.8
Income tax effect of non-GAAP adjustments	(0.4)	(23.8)	(40.3)	(47.6)
Non-GAAP net income	$296.1	$231.5	$794.5	$637.9

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
	(Unaudited)
Diluted net income per share	$0.61	$0.59	$1.83	$1.34
Stock-based compensation expense	0.65	0.44	1.86	1.31
Amortization of developed technologies	0.06	0.04	0.17	0.10
Amortization of purchased intangibles	0.05	0.04	0.14	0.13
Acquisition-related costs	0.01	0.02	0.09	0.04
(Gain) loss on strategic investments and dispositions, net	(0.03)	—	(0.06)	0.14
Discrete tax (provision) benefit items	(0.03)	0.02	(0.28)	0.02
Income tax effect of non-GAAP adjustments	0.01	(0.11)	(0.18)	(0.21)
Non-GAAP diluted net income per share	$1.33	$1.04	$3.57	$2.87
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

At October 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1,811.8 million and net accounts receivable of $580.3 million.

In September 2021, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.50 billion with an option to be increased up to $2.0 billion which increased from an aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, under our previous credit agreement. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At October 31, 2021, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of December 3, 2021, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of October 31, 2021, we have $2.65 billion aggregate principal amount of notes outstanding. See Part I, Item 1, Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.50 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of October 31, 2021, approximately 32% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors.” We currently expect to have sufficient liquidity to manage through the COVID-19 pandemic but we will continue to monitor the impact of potential disruptions beyond our control. Based on our current business plan, planned acquisitions, and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available revolving credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

	Nine Months Ended October 31,
(in millions)	2021	2020
Net cash provided by operating activities	$808.5	$779.6
Net cash used in investing activities	(1,299.0)	(176.7)
Net cash provided by (used in) financing activities	473.3	(844.0)

Net cash provided by operating activities of $808.5 million for the nine months ended October 31, 2021, primarily consisted of $407.9 million of our net income adjusted for $552.2 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense. The decrease in cash provided by working capital was primarily due to an increase in prepaid expenses and other assets of $138.8 million, due to timing of prepaid operating expenses, and a decrease in accounts payable and other liabilities of $67.4 million, due to the timing of payments related to employee compensation and related costs, offset by a decrease in accounts receivable of $70.0 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by operating activities of $779.6 million for the nine months ended October 31, 2020, primarily consisted of $296.9 million of our net income adjusted for $445.3 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense. The increase in cash provided by changes in working capital was due to a decrease in accounts receivable of $112.8 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers partially offset by a decrease in deferred revenue of $78.3 million driven by a decrease in multi-year billings.

Net cash used in investing activities was $1,299.0 million for the nine months ended October 31, 2021, primarily due to business combinations, net of cash acquired. Net cash used in investing activities was $176.7 million for the nine months ended October 31, 2020, and was primarily due to purchases of capital expenditures, strategic investments equity securities, and acquisitions, net of cash acquired.

Net cash provided by financing activities was $473.3 million for the nine months ended October 31, 2021, primarily due to the proceeds from debt issuance, net of discount. These cash inflows were offset in part by repurchases of common stock. Net cash used in financing activities was $844.0 million for the nine months ended October 31, 2020, primary due to the repayment of debt and the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended October 31, 2021:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	0.2	$316.51	0.2	11.2
September 1 - September 30	0.5	289.78	0.5	10.7
October 1- October 31	0.3	284.72	0.3	10.4
Total	1.0	$292.91	1.0
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

Off-Balance Sheet Arrangements

As of October 31, 2021, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2021, and January 31, 2021, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 31, 2021		January 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$669.3	$0.8	$686.0	$3.6
Sold	1,099.5	0.3	1,172.1	2.2
Option Contracts:
Purchased	1,240.1	21.7	1,044.4	5.2
Sold	1,293.7	3.9	1,092.1	(18.6)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2021, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2021, and January 31, 2021, would increase the fair value of our foreign currency contracts by $175.6 million and $118.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2021, and January 31, 2021, would decrease the fair value of our foreign currency contracts by $103.9 million and $149.2 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At October 31, 2021, we had $1.13 billion of cash equivalents and marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

During the three months ended October 31, 2021, we completed the second phase of a multi-year implementation of our new enterprise resource planning (“ERP”) system, which included a digital platform that simplifies order management, reporting, offerings, and go-to-market processes. Accordingly, we have made changes to our internal control processes relating to the new ERP system. There were no additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although recent vaccine approvals and rollouts have raised hopes of a turnaround in the COVID-19 pandemic, renewed waves and new variants as well as delays in vaccinations pose risks to recovery and our outlook. In addition, supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID, including in specific geographies, are currently impacting the pace of our recovery and our outlook. Growth may slow if virus outbreaks (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing measures and/or lockdowns return and are more stringent than anticipated. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, these uncertainties and risks could have a material adverse impact on our financial condition, business and results of operations.

Global economic and political conditions may further impact our industries, business, and financial results.

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, the coronavirus (COVID-19) pandemic has caused additional uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which COVID-19 will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact on our customers, vendors, distributors, and resellers, such as the supply chain disruption and resulting inflationary pressures and global labor shortage that we have seen recently, as well as other factors, including the full duration and the extent of the pandemic, including as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery, including in specific geographies; speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases, which we have seen recently in certain countries including China. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

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

International net revenue represented 67% and 66% of our net revenue for the nine months ended October 31, 2021 and 2020, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2021 and 2020, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 29% and 30% of our total net revenue, respectively.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the nine months ended October 31, 2021 and 2020, approximately 66% and 70%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 36% and 37% of our total net revenue for the nine months ended October 31, 2021 and 2020, respectively, and Ingram Micro accounted for 9% and 10% of our total net revenue for nine months ended October 31, 2021 and 2020, respectively. Should any of our agreements with Tech Data or Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. This could, in turn, negatively impact our financial results. For example, in June 2020, an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager, acquired Tech Data, and in July 2021, Platinum Equity, a global investment firm, acquired Ingram Micro from HNA Technology Co., Ltd. If there is any reseller or end user uncertainty caused by either acquisition, our ability to sell to these resellers and end users could, at least temporarily, be negatively impacted.

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

The General Data Protection Regulation (EU) 2016/679 (“GDPR”) is applicable in all European Union member states and introduced new data protection requirements in the European Union and substantial fines for non-compliance. The GDPR generally prohibits the transfer of personal data of European Economic Area (“EEA”) data subjects outside of the EEA to countries whose laws do not ensure an adequate level of protection, unless a lawful data transfer solution has been implemented or an Article 49 GDPR derogation applies. We have modified our privacy practices to comply with the GDPR and make use of standard contractual clauses approved by the European Commission in relation to the transfer of personal data from the European Union to the United States. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield as a valid data transfer mechanism (the “Schrems II Ruling”). The decision upheld the use of the European Commission standard contractual clauses (“SCCs”) as a valid data transfer mechanism, but required organizations to take supplementary measures where relying on the SCCs. We do not anticipate any immediate change in our customers’ ability to continue to use our services and transfer data between the EU and the United States as a result of the Schrems II Ruling. In the decision, the CJEU imposed additional obligations on companies when relying on SCCs to transfer personal data. This decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the United States. In November 2020, the European Commission released a draft of revised SCCs addressing the CJEU concerns. The European Data Protection Board also issued recommendations that, together with the revised SCCs, may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and adversely impact our business, financial condition, and operating results. Furthermore, on June 4, 2021, the European Commission published a new set of modular SCCs, providing for an 18-month implementation period, which became effective on June 29, 2021 and imposes on companies obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. The new SCCs also introduce the possibility of transfer of personal data from data processors in the EU to data controllers outside the EU. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and expend significant resources to update our contractual arrangements and to comply with new obligations. If we are unable to implement a valid mechanism for personal data transfers from the EU, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EU. In addition, the UK’s exit from the EU, and ongoing developments in the UK, have created uncertainty with regard to data protection regulation in the UK. As of January 1, 2021, following the expiry of transitional arrangements agreed to between the UK and EU, data processing in the UK is now governed by the UK General Data Protection Regulation and supplemented by other domestic data protection laws, such as the UK Data Protection Act 2018. We are accordingly exposed to two regimes, each of which authorizes similar and separate fines (ranging from €10 million (£8.7 million) to €20 million (£17.5 million) or 2% to 4% of annual global revenue, whichever is higher) and potentially divergent enforcement actions for certain violations. Furthermore, the new SCCs apply only to the transfer of data outside the EEA and not the UK. Although the European Commission adopted an adequacy decision for the UK on June 28, 2021, allowing the continued flow of personal data from Europe to the UK, this decision will be regularly reviewed going forward and may be revoked if the UK diverges from its current adequate data protection laws following its exit from the European Union. The UK’s Information Commissioner’s Office is currently undergoing a period of public consultation on its own UK-specific international data transfer agreement. We are monitoring these developments, but we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data.

In the European Union and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation, which will significantly increase fines for non-compliance. Recent guidance and case law in the European Union and the UK require opt-in, informed consent for the placement of a cookie or similar tracking technologies on a customer’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or tracking technology. While the text of the ePrivacy Regulation is still under development, recent European case law and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. This could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our customers.

In addition, in June 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020. The CCPA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In November 2020, California voters passed the California Privacy Rights Act (the “CPRA”). The CPRA, which becomes effective on January 1, 2023, significantly expands the CCPA, including by introducing additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights, and creates a new entity to implement and enforce the law. The CCPA and CPRA will require us to modify our data processing practices and policies and may cause us to incur substantial costs and expenses in order to comply. The final form and impact of these new laws and this new agency, and any regulations promulgated thereunder, remain unclear and may create further uncertainty and require us to incur additional costs and expenses in an effort to comply. There has also been privacy legislation proposed or enacted at the federal state levels, such as in Nevada, New Hampshire, Washington, Illinois and Nebraska, as well as in Virginia, where such legislation, the Virginia Consumer Data Protection Act (“VCDPA”), was signed into law on March 2, 2021 with an effective date of January 1, 2023 and in Colorado, where such legislation, the Colorado Privacy Act (“CPA”), was signed into law on July 8, 2021 with an effective date of July 1, 2023. Laws in all 50 states require businesses to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. Additionally, the FTC and many state attorneys general are interpreting federal, state and international consumer protection laws to impose standards for the collection, use, dissemination and security of data. In addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The VCDPA, the CPA, other proposed legislations, if enacted, and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, and have and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of previously useful data, potentially exposing us to additional expense, adverse publicity and liability. Several other countries, including Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border transfers of personal information.

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

Because we conduct a substantial portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates, which could have a material adverse impact on our financial results and cash flows. These exposures may change over time as business practices evolve and economic conditions change. We use derivative instruments to manage a portion of our cash flow exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency contracts to manage a portion of our exposures of underlying assets, liabilities, and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments may have maturities that extend for one to 18 months in the future and provide us with some protection against currency exposures. However, our attempts to hedge against these risks may not be completely successful, resulting in an adverse impact on our financial results.

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

We have $2.65 billion of principal debt, consisting of notes due at various times from December 2022 to December 2031, as of October 31, 2021, as described in Part 1, Item 1, Note 14 Borrowing Arrangements. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

Increasingly, tax authorities are scrutinizing existing corporate tax regulatory and legal regimes. Many countries in the European Union as well as other countries and organizations such as the Organization for Economic Cooperation and Development are actively considering new taxing regimes and changes to existing tax laws that are contrary to the way we have interpreted and historically applied the rules and regulations in our tax returns for such jurisdictions. If U.S. or foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.

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

There were no sales of unregistered securities during the three months ended October 31, 2021.

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

4.1
Fifth Supplemental Indenture, dated October 7, 2021, by and between Autodesk, Inc. and U.S. Bank National Association, including Form of Note for Autodesk, Inc.’s 2.400% Notes due 2031 (incorporated by reference from Exhibit 4.1 of the Form 8-K filed on October 7, 2021).

10.1
Amended and Restated Credit Agreement, dated September 30, 2021, by and among Autodesk, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, and the other parties thereto (incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 4, 2021).

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

Dated: December 3, 2021

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)