Form 10-K
period 2022-01-31
Autodesk, Inc.
filed 2022-03-14
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 219.7 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the Nasdaq Global Select Market on July 30, 2021) was approximately $70.6 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2022, the registrant had outstanding 217,307,974 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2022.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; future financial results (by product type and geography), operational and key metrics and subscriptions; the effects of global economic and political conditions, including the impact of economic volatility and geopolitical activities in certain countries such as the Russian invasion of Ukraine; the impact of the coronavirus (COVID-19) pandemic on our business and results of operations; the impact of past and planned acquisitions and investment activities; expected market trends and market opportunities; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new businesses and sales initiatives; cybersecurity and privacy issues or incidents; the effect of competition; the effect of unemployment; the availability of credit; the effects of revenue recognition; the effects of newly recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs and expenditures; the effects of fluctuations in exchange rates and our hedging activities on our financial results; the effect of laws and regulations that we are subject to; the timing and amount of purchases under our stock repurchase plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

PRODUCTS

Our architecture, engineering, and construction products improve the way building, infrastructure, and industrial projects are designed, built, and operated. Our product development and manufacturing software provides manufacturers in automotive, transportation, industrial machinery, consumer products, and building product industries with comprehensive digital design, engineering, manufacturing, and production solutions. These technologies bring together data from all phases of the product development and production life cycle, creating a digital pipeline that supports greater productivity, accuracy through process automation, and insights that enable more sustainable outcomes. Our digital media and entertainment products provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects, games production, and enables connection of workflows and data from post-production to pre-production. Our portfolio of products and services enables our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others. A summary of our revenue by geographic area and product family is found in Note 2, “Revenue Recognition,” in the Notes to Consolidated Financial Statements.

Autodesk’s product offerings include:

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

•Architecture, Engineering & Construction Collection

The AEC Collection, including AutoCAD, AutoCAD Civil3D, and Revit, aims to help our customers design, engineer, and construct higher quality, more predictable building and civil infrastructure projects, commonly used by AEC industry experts.

•Autodesk Build

Autodesk Build delivers a connected set of project management and collaboration tools for the construction industry. Autodesk Build provides a toolset for managing, sharing, and accessing project documents that results in streamlined workflows between the office, trailer, and jobsite. In addition, Autodesk Build can be used to track the quality and safety of the project with issues and forms. Team members can use Autodesk Build for requests for information (RFIs), submittals, and meetings to manage the flow of information and track project progress across the construction timeline. The PlanGrid Build mobile app delivers field critical project information and collaboration from Autodesk Build to the jobsite. As part of Autodesk Construction Cloud, Build connects data originating in design and preconstruction to the construction and operations phase, allowing users to identify, manage and de-risk project decisions.

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

•Product Design & Manufacturing Collection

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

•Media & Entertainment Collection

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

•ShotGrid

ShotGrid is cloud-based software for review and production tracking in the M&E industry. Creative companies use the ShotGrid platform to provide essential business tools for managers and visual collaboration tools for artists and supervisors, who often work globally with distributed teams.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We have developed and sustained a compelling value proposition based upon software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. Subscription plan offerings are designed to give our customers increased flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-based users and small businesses. Subscription plans represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders. In order to offer better service to our customers, we are transitioning our existing customers from serial numbers to named users. We completed the migration of our single-user subscriptions from serial numbers in fiscal 2021 and are transitioning multi-user subscriptions to named users through February 2024.

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

Our software is primarily developed internally; however, we also use independent firms and contractors to perform some of our product development activities. Additionally, we acquire or license products and technologies developed by third parties. We continually review these investments to ensure that we are generating sufficient revenue or gaining a competitive advantage to justify their costs.
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

MARKETING AND SALES

We sell our products and services globally, primarily through indirect channels consisting of distributors and resellers. We also transact directly with our enterprise and named account customers and with customers through our online Autodesk branded store. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,500 resellers and distributors worldwide. For fiscal 2022, approximately 65% of our revenue was derived from indirect channel sales through distributors and resellers.

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

Sales through our largest distributor, Tech Data Corporation and its global affiliates (collectively, “Tech Data”), accounted for 36%, 37%, and 35% of our net revenue for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. Ingram Micro Inc. (“Ingram Micro”), our second-largest distributor, accounted for 9% of Autodesk's total net revenue for fiscal year ended January 31, 2022 and 10% of total net revenue for fiscal years ended January 31, 2021 and 2020. We believe our business is not substantially dependent on either Tech Data or Ingram Micro. Should any of the agreements between us and Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

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

We generate revenue primarily through various offerings that provide recurring revenue. Under our subscription plan, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions through term-based product subscriptions, cloud service offerings, and enterprise business agreements (“EBA”). Historically, we have had increased EBA sale activity in our fourth fiscal quarter. This seasonality may not have an immediate impact on our revenue as we recognize subscription revenue over the term of the contract. This seasonality may also affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters.

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

Sustainability

Climate Change

In addressing the global challenges posed by climate change, we make it possible for our customers to innovate and respond to associated changes in regulation, building code, physical climate parameters, and other climate-related developments. This effort can directly and indirectly create more demand for existing and new Autodesk products and services in the short and long-term. Furthermore, our leadership is committed to taking climate action and that commitment goes hand in hand with our values and reputation in the marketplace. In fiscal 2022, we integrated regular analysis of various climate scenarios into our enterprise strategy and risk processes.

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

Internally, we are investing in best practices to mitigate our greenhouse gas emissions (“GHGs”) and climate change risk through investments in renewable energy, energy efficiency, and disaster management and recovery strategies. In fiscal year 2022, we deployed a new sustainability financing framework to accelerate new and existing efforts in these areas. Details about this effort can be found in our Sustainability Financing Framework on our website at www.autodesk.com. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

Emissions Performance & Other Key Performance Indicators

In fiscal year 2022, we launched our second science-based GHG reduction target, to reduce Scope 1 and Scope 2 GHGs 50%, and reduce Scope 3 GHGs per dollar of gross profit 25%, by fiscal year 2031, compared to fiscal year 2020.

In fiscal year 2021, we attained our ongoing commitment to being net-zero emissions, and before carbon offsets, were responsible for 126,000 metric tons of carbon dioxide equivalent across our operational, market-based, boundary. This represents a 45% reduction compared to our fiscal year 2020 base line. Our assured results for fiscal year 2022 and our ongoing commitments will be published in our fiscal year 2022 impact report. This change in GHGs largely stemmed from changes in travel during the global pandemic and also continued investment in renewable energy and efficiency across our footprint areas. More information about our sustainability commitment can be found in our annual impact reports, which we have published on our website since 2008. Our fiscal 2022 impact report will be published in the second quarter of fiscal 2023.

Philanthropy

The Autodesk Foundation (the “Foundation”), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to create a better world at work, at home, and in the community by matching employees’ volunteer time and/or donations to nonprofit organizations; and to support organizations and individuals using design to drive positive social and environmental impact. In the latter case, we use grant funding, software donations, and training to accomplish this goal, selecting the most impactful and innovative organizations around the world, thus leading to a better future for our planet. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, social and environmental entrepreneurs, and others who are developing design solutions that will shape a more sustainable future. During fiscal 2020, Autodesk committed to target 1% of annual operating margin for the long-term support of the Autodesk Foundation.

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

TALENT AND HUMAN CAPITAL MANAGEMENT

Our employees play a central role in the success of our long-term strategy. Autodesk’s Culture Code defines values and behaviors that support our commitment to being a customer company, where each employee takes responsibility for understanding our customers’ needs, expectations, and experiences. As of January 31, 2022, we employed approximately 12,600 people, an increase from approximately 11,500 employees as of the end of fiscal year 2021. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by trade unions or work councils. We have never experienced any work stoppages and believe our employee relations are strong. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

Diversity and Belonging

Autodesk is committed to building and maintaining a diverse workforce and a culture of belonging that welcomes people from all backgrounds, perspectives, and beliefs. We have developed and embedded a holistic global Diversity and Belonging (“D&B”) strategy into all that we do. Our D&B strategy includes a variety of activities, such as inclusive leadership training for all people managers and senior employees, hiring manager and interview classes that include training on mitigating bias and inclusive practices, Culture Sprints for all employees to foster belonging, and a D&B speaker series featuring leaders from a range of disciplines.

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

Total Rewards

To attract, retain, and support our highly qualified employees, we offer competitive compensation and benefits, which include an element of choice to meet the needs of our diverse and global population. In addition to base pay and opportunities to receive short- and long-term incentives, we have an employee stock purchase plan, and retirement and other financial support. In addition to comprehensive health insurance and wellness benefits, we have a generous time off program, including sabbatical, financial tools and education, and an employee assistance program. In fiscal 2021, we made changes to our equity strategy, expanding our grant program eligibility for new hires and existing employees. As part of this strategy, we made a one-time equity grant to all regular employees with no unvested equity to align all employees to the long-term success of the company and encourage an owner mindset.

COVID-19

In response to the COVID-19 pandemic, we supported our employees by adopting remote work and providing reimbursements to employees to equip their home offices, unlimited videoconferencing access to gather virtually with friends and family, and additional company holidays in recognition of the unusual demands of the working environment during the pandemic.

ACQUISITIONS

We acquired new technology or supplemented our existing technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2022 and 2021, we acquired companies accounted for as business combinations. Autodesk did not complete any business combinations during fiscal year 2020. The following were significant acquisitions for fiscal years 2022 and 2021:

Date of closing	Company	Details
May 2021	Upchain Inc. (“Upchain”)	Autodesk integrated Upchain’s unified cloud platform in Autodesk solutions to centralize data management and process management.
March 2021	Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”)	Innovyze provided comprehensive water modeling solutions that augment Autodesk’s BIM offerings in civil engineering, and extended Autodesk’s presence into operations and maintenance of water infrastructure assets
November 2020	Spacemaker AS ("Spacemaker")	The acquisition of Spacemaker strengthened and enabled Autodesk’s early-stage design and outcome-based design capabilities.

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

Industry Collections: Autodesk Industry Collections are a combination of products and services that target a specific user objective and support a set of workflows for that objective. Our Industry Collections consist of: Autodesk Architecture, Engineering and Construction Collection, Autodesk Product Design and Manufacturing Collection, and Autodesk Media and Entertainment Collection.

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

Make Business: Represents certain cloud-based product subscriptions. Main products include, but are not limited to, Assemble, Autodesk Build, BuildingConnected, Fusion 360, and ShotGrid. Certain products, such as Fusion 360, incorporate both Design and Make functionality and are classified as Make.

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

Other Revenue: Consists of revenue from consulting, training and other products and services, and is recognized as the products are delivered and services are performed.

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

Although recent vaccine approvals and rollouts have raised hopes of a turnaround in the COVID-19 pandemic, renewed waves and new variants as well as delays in vaccinations pose risks to recovery and our outlook. In addition, supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific geographies, are currently impacting the pace of our recovery and our outlook. Growth may slow if virus outbreaks

(including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing measures and/or lockdowns return and are more stringent than anticipated. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, these uncertainties and risks could have a material adverse impact on our financial condition, business and results of operations.

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

As described elsewhere in these risk factors, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased political and economic unpredictability globally and may increase the volatility of global financial markets, and the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations, and financial condition. A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counter-parties and could also impair our banking partners, on which we rely for operating cash management. War, including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business. Any of these events could harm our business, results of operations, and financial condition.

Our business could be adversely impacted by the costs and challenges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2022. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 67% and 66% of our net revenue for fiscal 2022 and 2021, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue and, as we expand our international development, sales, and marketing expertise, will provide significant support to our overall efforts in countries outside of the United States. Risks inherent in our international operations include:
•economic volatility;
•tariffs, quotas, and other trade barriers and restrictions , including any political or economic responses and counter-responses or otherwise by various global actors to the significant military action against Ukraine launched by Russia;
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
•software piracy; and
•other factors beyond our control, including popular uprisings, terrorism, war (including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), natural disasters, and diseases and pandemics, such as COVID-19.
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

In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries in which we do business. More recently, the United States and other global actors have imposed sanctions as a result of the significant military action against Ukraine launched by Russia. New or increased tariffs and other changes in U.S. trade policy, including sanctions, could trigger retaliatory actions by affected countries, including Russia, and certain foreign governments, including the Chinese government, have instituted or considered imposing trade sanctions on certain U.S.-manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as announcing sanctions, a change in tariff structures, export compliance, or other trade policies, may increase the cost of, or otherwise interfere with, the conduct of our business. Broad-based sanctions against Russia, should they be implemented, could have a material adverse effect on our operations and business outlook.

Furthermore, in response to the Russian invasion of Ukraine, effective early March 2022 we have suspended all new business in Russia. Our revenue in fiscal 2022 generated in Russia was less than 2% of total revenue. We continue to evaluate our business operations there, including whether and how to support existing customers.

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

We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic or political conditions. In particular, our financial results in Europe during our third quarter are usually affected by a slower summer period, and our APAC operations typically experience seasonal slowing in our third and fourth quarters. War, including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During both fiscal 2022 and 2021, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 29% of our total net revenue.

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

Risks Relating to Our Operations
Security incidents may compromise the integrity of our or our customers’ systems, solutions, offerings, services, applications, data, or intellectual property, harm our reputation, damage our competitiveness, create additional liability, and adversely impact our financial results.
As we digitize Autodesk and use cloud- and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use of, our and our customers’ information. Like other software offerings and systems, ours are vulnerable to security incidents, including those from acquired companies. Also, our ability to mitigate the security incident risk may be impacted by our limited control over our customers or third-party technology providers and vendors, or the processing of data by third-party technology providers and vendors, which may not allow us to maintain the integrity or security of such transmissions or processing. We devote significant resources in an effort to maintain the security and integrity of our systems, offerings, services, and applications (online, mobile, and desktop), including by enhancing security features, conducting penetration tests, code hardening, releasing security vulnerability updates, and accelerating our incident response time. We also provide annual information security training to our employees. Despite these efforts, we may not prevent security incidents, and we may face delays or other difficulties in identifying, responding to, or remediating security incidents.

Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. To date, such identified security events have not been material or significant to us or our customers, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant. Security incidents could disrupt the proper functioning of our systems, solutions, offerings, applications, or services; cause errors in the output of our customers’ work; allow unauthorized access to or unauthorized use, disclosure, modification, loss, or destruction of, sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive outcomes. The risk of a security incident, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, malware, bugs, vulnerabilities, advanced persistent threats (APT), application-centric attacks, peer-to-peer attacks, social engineering, phishing, credential stuffing, malicious file uploads, backdoor trojans, supply chain attacks, ransomware attacks, and distributed denial of service (DDoS) attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, customers, or users to disclose information to gain access to our data or our customers’ or users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. These existing risks are compounded given the COVID-19 pandemic and the resulting shift to work-from-home arrangements for a large population of employees and contractors, as well as employees and contractors of our third-party technology providers and vendors, and the risks could also be elevated in connection with the Russian invasion of Ukraine. Despite our significant efforts to create security barriers to such threats, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information.

Many governments have enacted laws requiring companies to provide notice of security incidents involving certain types of personal data and personal information. We are also contractually required to notify certain customers of certain security incidents. If any of the foregoing security incidents were to occur or to be perceived to have occurred, our reputation may suffer, our competitive position may be diminished, customers may stop paying for our solutions and services, we could be required to expend significant capital and other resources to evaluate and alleviate the security incident and to try to prevent further or additional incidents, and we could face regulatory inquiry, lawsuits, and potential liability. We could incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a security incident, and our financial performance could be negatively impacted.

We cannot assure you that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security incident. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Our use of third-party open source software could negatively affect our ability to sell subscriptions to access our products and subject us to possible litigation and greater security risks.

We use third-party open source software. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-

users, who distribute or make available across a network software and services that include open source software, to make publicly available or to license all or part of such software (which in some circumstances could include valuable proprietary code, such as modifications or derivative works created, based upon, incorporating, or using the open source software) under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of the applicable license, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide clarity on their proper legal interpretation. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we may be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some or all of our software. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects and could help our competitors develop products and services that are similar to or better than ours.

We rely on third parties to provide us with a number of operational and technical services; third-party security incidents could result in the loss of our or our customers’ data, expose us to liability, harm our reputation, damage our competitiveness, and adversely impact our financial results.

We rely on third parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our customers, employees, or partners. Our ability to monitor such third parties’ security measures is limited. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our such third parties’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in an incident, breach, or other disruption to, our or these third parties’ systems. Any security incident involving such third parties could compromise the integrity or availability of, or result in the theft of, our and our customers’ data. In addition, our operations or the operations of our customers or partners could be negatively affected in the event of a security incident and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our offerings and services, we could face lawsuits, regulatory investigation, fines, and potential liability, and our financial results could be negatively impacted.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For fiscal 2022 and 2021, approximately 65% and 69%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 36% and 37% of our total net revenue for fiscal 2022 and 2021, respectively, and Ingram Micro accounted for 9% and 10% of our total net revenue for fiscal 2022 and 2021, respectively. Should any of our agreements with Tech Data or Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. This could, in turn, negatively impact our financial results. For example, in June 2020, an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager, acquired Tech Data, and in July 2021, Platinum Equity, a global investment firm, acquired Ingram Micro from HNA Technology Co., Ltd. If there is any reseller or end user uncertainty caused by either acquisition, our ability to sell to these resellers and end users could, at least temporarily, be negatively impacted.

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

Risks Relating to Laws and Regulations

Increasing regulatory focus on privacy, data protection, and information security issues and new and expanding laws may impact our business and expose us to increased liability.

Our strategy to digitize Autodesk involves increasing our use of cloud- and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect and otherwise process customer data, which may include personal data and personal information of users from different jurisdictions globally. We also collect and otherwise process personal data and personal information of our employees and contractors. As a result, federal, state, and global laws relating to privacy, data protection, and information security apply to Autodesk’s personal data and personal information processing activities. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules and is likely to remain uncertain for the foreseeable future. We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. Globally, laws such as the General Data Protection Regulation (EU) 2016/679 (“GDPR”) in the European Union (“EU”) and the Personal Information Protection Law (“PIPL”) in China have been enacted. In addition, new and emerging state laws in the United States governing privacy, data protection, and information security, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act (“VCDPA”), and the Colorado Privacy Act (“CPA”) have been enacted. These laws and regulations, as well as industry self-regulatory codes, create new compliance obligations and substantially expand the scope of potential liability and provide greater penalties for non-compliance. For example, the GDPR provides for penalties of up to €20 million or 4% of a company’s annual global revenue, whichever is greater, the PIPL provides for penalties of up to 50 million renminbi or 5% of a company's annual revenue and disgorgement of all illegal gains, whichever is greater, and the CCPA provides for penalties of up to $7,500 per violation. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of expanded obligations in our contracts.

In addition, there is continued instability of international personal data transfer legal mechanisms that are complex, uncertain, and subject to active litigation and enforcement actions in a number of jurisdictions around the world. For example, on June 4, 2021, the European Commission published a new set of modular standard contractual clause (“SCCs”), providing for an 18-month implementation period, which became effective on June 29, 2021, and imposes on companies obligations relating to personal data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new SCCs for personal data transfers, we may be required to expend significant time and resources to update our contractual arrangements and to comply with new obligations. If we are unable to implement a valid mechanism for personal data transfers from the EU, we will face increased exposure to regulatory actions, substantial fines and injunctions against processing personal data from the EU.

In addition, the United Kingdom’s (“UK”) exit from the EU, and ongoing developments in the UK, have created uncertainty with regard to data protection regulation in the UK. Data processing in the UK is now governed by the UK General Data Protection Regulation and supplemented by other domestic data protection laws, such as the UK Data Protection Act 2018, which authorizes fines of up to £17.5 million or 4% of annual global revenue, whichever is higher. We are also exposed to potentially divergent enforcement actions for certain violations. Furthermore, the new SCCs apply only to the transfer of personal data outside the EU and not the UK. Although the European Commission adopted an adequacy decision for the UK on June 28, 2021, allowing the continued flow of personal data from the EU to the UK, this decision will be regularly reviewed going forward and may be revoked if the UK diverges from its current adequate data protection laws following its exit from the EU. On February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK (“UK SCCs”). If approved by the UK Parliament, the UK SCCs will become effective March 21, 2022, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.

Several other countries, including China, Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border data transfers. There is also an increasing trend towards data localization policies. For example, in 2015, Russia introduced data localization laws. In 2021, China introduced localization requirements for certain data. There are also other countries, such as India, that are considering data localization requirements. If this trend continues, and countries implement more restrictive regulations for cross-border personal data transfers (or do not permit personal data to leave the country of origin), our business, financial condition, and results of operations in those jurisdictions could be impacted.

In addition, the new state laws – the CPRA and the VCDPA – that become effective on January 1, 2023, and the CPA that becomes effective on July 1, 2023, introduce additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights. The CPRA also creates a new agency to implement and enforce the law. These new state laws will require us to modify our data processing practices and policies and may cause us to incur substantial costs and expenses in order to comply. Laws in all 50 states, and some of our contracts, require us to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. Also, if third parties we work with, such as suppliers, violate applicable data protection laws or regulations, such violations may also put our users’ information at risk and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, in addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Evolving legislation and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and have and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of previously useful data, potentially exposing us to additional expense, adverse publicity, and liability.

In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation, which is expected to significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is under development, recent European case law and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. This could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our customers.

Governments, regulators, plaintiffs’ attorneys, privacy advocates have increased their focus on how companies collect, process, use, store, share, and transmit personal data and personal information. Any perception of our practices, products, offerings, or services as a violation of individual privacy or data protection rights may subject us to public criticism, lawsuits, reputational harm, or investigations or claims by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and expose us to increased liability. Moreover, because the interpretation and application of many laws and regulations relating to privacy, data protection, and information security are uncertain, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products, offerings, and services. We could be required to fundamentally change our business activities and practices or modify our offerings and services, any of which could require significant additional expense and adversely affect our business, including impacting our ability to innovate, delaying our development roadmap and adversely affecting our relationships with customers and our ability to compete. If we are obligated to fundamentally change our business activities and practices or modify our products, offerings, or services, we may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new products, offerings, and services could be limited.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to export controls and economic sanctions laws and regulations that prohibit the delivery of certain solutions and services without the required export authorizations or export to locations, governments, and persons targeted by applicable sanctions. While we have processes to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export control and sanctions laws.

If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control and sanctions compliance requirements in our channel partner agreements. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Violations of applicable sanctions or export control laws can result in fines or penalties.

For additional risks regarding sanctions and trade protectionism, please see the risk factor entitled “We are dependent on international revenue and operations . . .” earlier in this section.

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

Because we conduct a substantial portion of our business outside the United States, we face exposure to adverse movements in foreign currency exchange rates, which could have a material adverse impact on our financial results and cash flows. These exposures may change over time as business practices evolve and economic conditions change. We use derivative instruments to manage a portion of our cash flow, revenue and expense exposure to fluctuations in foreign currency exchange rates. As part of our risk management strategy, we use foreign currency contracts to manage a portion of our exposures of underlying assets, liabilities, and other obligations, which exist as part of our ongoing business operations. These foreign currency instruments may have maturities that extend for one to 18 months in the future and provide us with some protection against currency exposures. However, our attempts to hedge against these risks may not be completely successful, resulting in an adverse impact on our financial results.

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

We have $2.65 billion of principal debt, consisting of notes due at various times from December 2022 to December 2031, as described in Part 2, Item 8. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part 2, Item 8. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our geographic mix of earnings; statutory rates; intercompany arrangements, including the manner we develop, value, and license our intellectual property; and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. While we believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by tax authorities and may have a significant impact on our effective tax rate and cash taxes.

Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the U.S. Tax Cuts and Jobs Act (“TCJA”), which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year, and significant tax legislation was included in the March 2020 CARES Act and subsequent Consolidated Appropriations Act in December 2020. Due to the complexity and varying interpretations of the TCJA and the CARES Act, the U.S. Department of Treasury and other standard-setting bodies have been issuing and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate effect on our results of operations from both the TCJA and the CARES Act, including for our prior tax years. In addition, increases in corporate tax rates, could increase our effective tax rate, cash taxes and have an adverse effect on our results from operations.

Increasingly, tax authorities are reviewing existing corporate tax regulatory and legal regimes. Many countries in the European Union as well as other countries and organizations such as the Organization for Economic Cooperation and Development are actively considering new taxing regimes and changes to existing tax laws. If U.S. or foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems, and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack, terrorism or war (including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), or business interruption from epidemics or pandemics, or the fear of such events, could adversely impact our business, financial results, and financial condition. For example, our corporate headquarters and executive offices are located near major seismic faults in the San Francisco Bay Area and face annual periods of wildfire danger, which increase the probability of power outages and may impact employees’ abilities to commute to work or to work from home. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country’s or region’s demand for our products, negatively impacting our financial results.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease approximately 1,830,000 square feet of office space in 101 locations in the United States and internationally through our foreign subsidiaries. Our executive offices are in leased office space in San Francisco, California, and our corporate headquarters are in leased office space in San Rafael, California. Our San Rafael facilities consist of approximately 116,000 square feet under leases that expire in December 2024. Our San Francisco facilities consist of approximately 284,000 square feet under leases that have expiration dates ranging from December 2022 to June 2026. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

All facilities are in good condition. The COVID-19 pandemic has spurred changes in the way we work as we move to a more hybrid workforce resulting in an evaluation of our office space needs. Accordingly, we are reducing the square footage of our facilities portfolio by approximately 20 percent worldwide and incurred impairments to assets associated with our operating leases for real estate in the fiscal year ended January 31, 2022, and expect to incur impairments over the next several quarters. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 9, “Leases,” in the Notes to Consolidated Financial Statements for more information. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future.

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

STOCKHOLDERS

As of January 31, 2022, the number of common stockholders of record was 316. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2022:

(Shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1 - November 30	0.3	$279.82	0.3	10.1
December 1 - December 31	1.3	272.30	1.3	8.8
January 1 - January 31	0.7	251.00	0.7	8.1
Total	2.3	$267.22	2.3
____________________
(1)Represents shares purchased in open-market transactions under the stock repurchase program approved by the Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 that authorizes the repurchase of 30.0 million shares. The plan does not have a fixed expiration date.

SALES OF UNREGISTERED SECURITIES

In connection with acquisitions completed in the fourth fiscal quarter of 2022, we issued and entered into agreements to issue up to an estimated 52,000 shares of our common stock (based on the volume weighted average closing price of our common stock as of January 31, 2022) as part of the consideration for the acquisition, contingent upon the achievement of certain events expected in fiscal years 2023, 2024 and 2025. The exact number of shares will be determined and issued following these events. The issuance of shares of our common stock in these acquisitions will not be registered under the Securities Act of 1933, as amended (the "Securities Act"). Such shares will be issued in private placements exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

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

Comparison of Five Year Cumulative Total Stockholder Return (1)

$500
$400
$300
$200
$100
$0
1/17
1/18
1/19
1/20
1/21
1/22
Autodesk, Inc.
S&P 500
Dow Jones US Software

___________________
(1)Assumes $100 invested on January 31, 2017, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, and the Dow Jones U.S. Software Index, with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

ITEM 6.[RESERVED]

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We have developed and sustained a compelling value proposition based upon software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies.

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

Our subscription plans currently represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, BIM 360, Fusion 360, ShotGrid, AutoCAD web app, and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

Industry Collections provide our customers with access to a broader selection of Autodesk solutions and services, simplifying the customers’ ability to benefit from a complete set of tools for their industry.

To support our strategic priority of re-imagining Architecture, Engineering, and Construction (“AEC”), we are strengthening the foundation of our AEC solutions with both organic and inorganic investments. In fiscal 2022, we acquired Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”), which provides water infrastructure software. Combining Innovyze’s hydraulic modeling, simulation, asset performance management and operational analytics solutions with Autodesk’s design and analysis solutions (including Autodesk Civil 3D, Autodesk InfraWorks, and the Autodesk Construction Cloud) enables us to deliver end-to-end, cloud-based solutions for our water infrastructure customers that drive efficiency and sustainability. Other acquisitions in fiscal 2022 include a cloud-based estimating solution that enables construction teams to create estimates, perform digital takeoffs, generate detailed reports and proposals and manage bid-day processes. In fiscal 2021, we acquired Spacemaker which uses cloud-based, artificial intelligence (AI), and generative design to help architects, urban designers, and real estate developers make faster and more informed early-stage design decisions which can help maximize the long-term sustainability and return from property investments. Other acquisitions in fiscal 2021 included solutions that use artificial intelligence and machine learning to extract and process data from project plans and specifications allowing general contractors, subcontractors, and owners to automate workflows such as submittals and project closeout.

In manufacturing, our strategy is to combine organic and acquired software in existing and adjacent verticals to create end-to-end, cloud-based solutions for our customers that drive efficiency and sustainability. We continue to attract both global manufacturing leaders and disruptive startups with our generative design and cloud-based Fusion 360 that converges the process of design with manufacturing. A fiscal 2021 acquisition included a leading provider of post-processing and machine simulation solutions. In fiscal 2022, we acquired Upchain, an instant-on, cloud-based data management technology that allows product design and manufacturing customers to collaborate in the cloud across their value chains and bring products to market faster.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 2, "Revenue Recognition" in the Notes to the Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the fiscal years ended January 31, 2022, 2021, and 2020.

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

Business Combinations. The assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values at the acquisition date, with the exception of contract assets and contract liabilities (i.e., deferred revenue) which are recognized and measured on the acquisition date in accordance with Autodesk’s “Revenue Recognition” policy in Note 1 “Business and Summary of Significant Accounting Policies”. Any residual purchase price is recorded as goodwill. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and deferred revenue obligations.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results. Examples of critical estimates used in valuing certain of the intangible assets and in determining the assets’ useful lives for the assets we have acquired or may acquire in the future include but are not limited to:
•future expected cash flows from subscriptions and maintenance agreements, sales, and acquired developed technologies;

•the acquired company's trade name and patents, as well as assumptions about the period of time the acquired trade name and patents will continue to be used in our product portfolio;
•expected growth in revenue from the acquired company’s existing customer relationships;
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

The key assumptions that we use in our discounted cash flow model include the amount and timing of estimated future cash flows to be generated by the asset group over an extended period of time and a rate of return that considers the relative risk of achieving the cash flows and the time value of money. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows. We also make judgments about the remaining useful lives of acquired intangible assets and other long-lived assets that have finite lives.

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

As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent whereby management may determine that it is more likely than not that the Netherlands, Canada, Australia, California, Michigan and U.S. capital loss deferred tax assets will be realized. Each quarter we will continue to evaluate the positive and negative evidence of our ability to utilize our global deferred tax assets.

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

OVERVIEW OF FISCAL 2022

•Total net revenue was $4.39 billion during fiscal 2022, an increase of 16% compared to the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 96% for the fiscal year ending January 31, 2022, compared to 97% for the same period in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of both January 31, 2022 and 2021.
•Deferred revenue was $3.79 billion, an increase of 13% compared to the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $4.74 billion, an increase of 12% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $3.14 billion, an increase of 15% compared to the prior fiscal year.

Revenue Analysis

During fiscal 2022, net revenue increased 16%, as compared to the prior fiscal year, primarily due to a 19% increase in subscription revenue, partially offset by a 58% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the United States and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 36%, 37% and 35% of Autodesk’s total net revenue during fiscal 2022, 2021 and 2020, respectively. Ingram Micro accounted for 9% of Autodesk's total net revenue during fiscal 2022 and 10% of Autodesk's total net revenue during both fiscal 2021 and 2020. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.

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

The following table outlines our recurring revenue metric for the fiscal years ended January 31, 2022, 2021, and 2020:

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2020
		$	%		$	%
Recurring Revenue (in millions) (1)	$4,232.7	$570.5	16%	$3,662.2	$523.7	17%	$3,138.5
As a percentage of net revenue	96%	N/A	N/A	97%	N/A	N/A	96%
 ________________
(1)     The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Consolidated Statements of Operations.
NR3 was within the range of 100% and 110% as of both January 31, 2022 and 2021.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom, and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Fiscal Year Ended January 31, 2022
	Percent change compared to prior fiscal year (as reported)	Constant currency percent change compared to prior fiscal year (1)	Positive/negative/neutral impact from foreign exchange rate changes
Net revenue	16%	14%	Positive
Total spend	19%	18%	Negative
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

(in millions)	January 31, 2022	January 31, 2021
Deferred revenue	$3,789.8	$3,360.2
Unbilled deferred revenue	949.2	880.5
RPO	$4,739.0	$4,240.7

RPO consisted of the following:

(in millions)	January 31, 2022	January 31, 2021
Current RPO	$3,140.5	$2,738.0
Non-current RPO	1,598.5	1,502.7
RPO	$4,739.0	$4,240.7

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

Balance Sheet and Cash Flow Items

At January 31, 2022, we had $1.81 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $1.53 billion for the fiscal year ended January 31, 2022, from $1.44 billion for the fiscal year ended January 31, 2021. We repurchased 4.0 million shares of our common stock for $1.09 billion during fiscal 2022. Comparatively, we repurchased 2.6 million shares of our common stock for $549.4 million during fiscal 2021. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

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

Additionally, the COVID-19 pandemic has spurred changes in the way we work as we move to a more hybrid workforce resulting in an evaluation of our office space needs. Accordingly, we are reducing our facilities portfolio worldwide and incurred impairment and accelerated depreciation charges of $103.7 million to assets associated with our operating leases for real estate during the fiscal year ended January 31, 2022, and expect to incur additional impairments over the next several quarters which we currently estimate could result in impairment charges that would range up to approximately $25.0 million depending on the then-current market conditions. See Note 9, “Leases,” in the Notes to Consolidated Financial Statements for more information. Optimizing our facilities costs will allow us to better deploy capital to further our strategy and drive growth. However, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings or operational efficiencies, or that our impairment charges would be limited to that amount.

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate the economic challenges of COVID-19. However, supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific geographies, are currently impacting the pace of our recovery and our outlook. The extent of the impact on our business in fiscal 2023 and beyond will depend on several factors, including the full duration and the extent of the pandemic, including as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to the pandemic; speed and timing of economic recovery, including in specific geographies; speed of continued rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; and effect of the pandemic on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Further discussion of the potential impacts of COVID-19 on our business can be found in Part I, Item 1A, “Risk Factors.”

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

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$4,156.4	$677.5	19%	$3,478.9	Increase due to growth across subscription types, led by subscription renewal revenue as a result of growth in the subscription base. Also contributing to the growth was an increase in revenue from EBA offerings.
Maintenance	76.3	(107.0)	(58)%	183.3
Total subscription and maintenance revenue	4,232.7	570.5	16%	3,662.2
Other	153.7	25.5	20%	128.2
	$4,386.4	$596.0	16%	$3,790.4

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$3,478.9	$727.0	26%	$2,751.9	Increase due to growth across subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from EBA offerings.
Maintenance	183.3	(203.3)	(53)%	386.6
Total subscription and maintenance revenue	3,662.2	523.7	17%	3,138.5
Other	128.2	(7.6)	(6)%	135.8
	$3,790.4	$516.1	16%	$3,274.3

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AEC	$1,959.9	$311.3	19%	$1,648.6	Increase due to growth in revenue from AEC collections, EBAs, Innovyze and Revit.
AutoCAD and AutoCAD LT	1,253.0	153.6	14%	1,099.4	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	876.0	77.4	10%	798.6	Increase due to growth in revenue from Fusion360, EBAs, and MFG Collections.
M&E	258.9	39.5	18%	219.4	Increase due to growth in revenue from EBAs, Maya, and M&E Collections.
Other	38.6	14.2	58%	24.4
	$4,386.4	$596.0	16%	$3,790.4

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AEC	$1,648.6	$271.5	20%	$1,377.1	Increase due to growth in revenue from AEC collections, EBAs, BIM360 and PlanGrid.
AutoCAD and AutoCAD LT	1,099.4	151.2	16%	948.2	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	798.6	72.5	10%	726.1	Increase due to growth in revenue from MFG Collections, EBAs, and Fusion360.
M&E	219.4	20.2	10%	199.2	Increase due to growth in revenue from EBAs, M&E Collections, Maya, and 3DS Max.
Other	24.4	0.7	3%	23.7
	$3,790.4	$516.1	16%	$3,274.3

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2020

(in millions, except percentages)		$	%	%		$	%	%

Net revenue:
Americas
U.S.	$1,456.5	$174.7	14%	*	$1,281.8	$172.9	16%	*	$1,108.9
Other Americas	308.6	48.0	18%	*	260.6	33.7	15%	*	226.9
Total Americas	1,765.1	222.7	14%	14%	1,542.4	206.6	15%	16%	1,335.8
EMEA	1,700.4	227.8	15%	12%	1,472.6	169.1	13%	15%	1,303.5
APAC	920.9	145.5	19%	17%	775.4	140.4	22%	22%	635.0
Total net revenue	$4,386.4	$596.0	16%	14%	$3,790.4	$516.1	16%	17%	$3,274.3

Emerging economies	$546.4	$83.2	18%	17%	$463.2	$67.0	17%	17%	$396.2
____________________
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, Russia, India, and China, and including as a result of the COVID-19 pandemic or in connection with the significant military action against Ukraine launched by Russia (or any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability or protectionism in the global market may impact our future financial results.

Net Revenue by Sales Channel

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021	Management Comments
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$2,849.4	$249.4	10%	$2,600.0	Increase due to growth in subscription revenue.
Direct	1,537.0	346.6	29%	1,190.4	Increase due to an increase in EBAs and our online Autodesk branded store.
Total net revenue	$4,386.4	$596.0	16%	$3,790.4

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020	Management Comments
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$2,600.0	$317.8	14%	$2,282.2	Increase due to growth in subscription revenue offset by lower maintenance plan subscriptions.
Direct	1,190.4	198.3	20%	992.1	Increase due to growth in EBAs and our online Autodesk branded store.
Total net revenue	$3,790.4	$516.1	16%	$3,274.3

Net Revenue by Product Type

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$3,868.8	$503	15%	$3,365.8	Increase is due to growth in AEC & MFG collections, AutoCAD Family, AutoCAD LT, and EBA offerings.
Make	363.9	67.5	23%	296.4	Increase primarily due to growth in revenue from BIM Family, PlanGrid, and Fusion products.
Other	153.7	25.5	20%	128.2
Total Net Revenue	$4,386.4	$596	16%	$3,790.4

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$3,365.8	$445.7	15%	$2,920.1	Increase is due to growth in AEC & MFG collections, AutoCAD Family, AutoCAD LT, and EBA offerings.
Make	296.4	78.0	36%	218.4	Increase primarily due to growth in revenue from BIM Family, PlanGrid, and Fusion products.
Other	128.2	(7.6)	(6)%	135.8
Total Net Revenue	$3,790.4	$516.1	16%	$3,274.3

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

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021	Management Comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$299.1	$57.0	24%	$242.1	Increase primarily due to an increase in cloud hosting costs and employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
Other	66.6	2.5	4%	64.1	Increase primarily due to an increase in stock-based compensation expense.
Amortization of developed technologies	52.8	21.9	71%	30.9	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal 2021 and in fiscal 2022.
Total cost of revenue	$418.5	$81.4	24%	$337.1

Operating expenses:
Marketing and sales	$1,623.1	$182.8	13%	$1,440.3	Increase primarily due to an increase in employee-related costs driven by higher headcount, an increase in stock-based compensation expense, an increase in advertisement and promotion costs due to new company branding campaign, as well as an increase in cloud hosting costs and professional fees.
Research and development	1,114.8	182.3	20%	932.5	Increase primarily due to an increase in stock-based compensation expense, an increase in employee-related costs driven by higher headcount, as well as an increase in professional fees.
General and administrative	571.7	157.8	38%	413.9	Increase primarily due to lease-related asset impairment and other charges in fiscal 2022, an increase in stock-based compensation expense, an increase in employee related costs driven by higher headcount, as well as an increase in cloud hosting costs.
Amortization of purchased intangibles	40.7	3.2	9%	37.5	Increase due to growth in amortization expense from acquired intangibles as a result of our acquisitions in the fourth quarter of fiscal 2021 and in fiscal 2022.
Total operating expenses	$3,350.3	$526.1	19%	$2,824.2

	Fiscal Year Ended January 31, 2021	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2020	Management comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$242.1	$18.2	8%	$223.9	Increase primarily due to an increase in cloud hosting costs as well as an increase in stock-based compensation expense.
Other	64.1	(2.4)	(4)%	66.5	Decrease primarily due to lower travel and entertainment expense partially offset by an increase in employee-related costs driven by higher headcount.
Amortization of developed technologies	30.9	(3.6)	(10)%	34.5	Decrease primarily due to previously acquired developed technologies continuing to become fully amortized partially offset by amortization from recently acquired developed technologies.
Total cost of revenue	$337.1	$12.2	4%	$324.9

Operating expenses:
Marketing and sales	$1,440.3	$130.0	10%	$1,310.3	Increase primarily due to increased employee-related costs driven by higher headcount, an increase in stock-based compensation expense, as well as an increase in SaaS vendor costs and allocated IT costs partially offset by a decrease in travel and entertainment expenses.
Research and development	932.5	81.4	10%	851.1	Increase primarily due to increased employee-related costs driven by higher headcount, an increase in stock-based compensation expense, as well as an increase in SaaS vendor costs and allocated IT costs partially offset by a decrease in travel and entertainment expenses.
General and administrative	413.9	8.3	2%	405.6	Increase primarily due to increase in employee related costs driven by higher headcount, as well as an increase in net SaaS vendor costs partially offset by a decrease in stock-based compensation expense.
Amortization of purchased intangibles	37.5	(1.4)	(4)%	38.9	Decrease as previously acquired purchased intangibles continue to become fully amortized partially offset by amortization from recently acquired purchased intangibles.
Restructuring and other exit costs, net	—	(0.5)	(100)%	0.5
Total operating expenses	$2,824.2	$217.8	8%	$2,606.4

The following table highlights our expectation for the absolute dollar change and percent of revenue change for fiscal 2023 as compared to fiscal 2022:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Decrease	Decrease
Research and development	Increase	Decrease
General and administrative	Increase	Increase
Amortization of purchased intangibles	Flat	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal year ended January 31,
	2022	2021	2020
	(in millions)
Interest and investment expense, net	$(65.0)	$(51.1)	$(54.0)
Gain on foreign currency	0.4	3.5	3.9
Gain (loss) on strategic investments	4.0	(41.7)	(3.3)
Other income	7.7	6.9	5.2
Interest and other expense, net	$(52.9)	$(82.4)	$(48.2)

Interest and other expense, net, decreased by $29.5 million during fiscal 2022, as compared to fiscal 2021. The decrease was primarily due to gains on dispositions, mark-to-market gains, and a decrease in impairments of strategic investment equity securities in the current period as compared to the prior period offset in part by an increase in interest expense as a result of the issuance of debt in fiscal 2022 and a decrease in mark-to market gains on debt and equity securities held in a rabbi trust under non-qualified deferred compensation plans.

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

Income tax expense was $67.7 million and tax benefit was $661.5 million for fiscal 2022 and 2021, relative to pre-tax income of $564.7 million and $546.7 million, respectively, for the same periods. The tax expense for fiscal 2022 consists primarily of the U.S. and foreign tax expense, including withholding tax, offset by shared-based compensation deductions, India withholding tax refunds and generation of federal tax credits. Tax benefit for fiscal 2021 consisted primarily of the U.S. valuation allowance release, U.S. foreign derived intangible income permanent benefit, share-based compensation deductions and generation of federal tax credits, offset by foreign tax expense, including withholding tax.

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

In fiscal 2016, we considered cumulative losses in the United States from our business model transition as a significant source of negative evidence. Considering this negative evidence, we determined that it was more likely than not that we would not realize the U.S. deferred tax assets and recorded a full valuation allowance against our deferred tax assets. Similarly, in fiscal 2018 we recorded a valuation allowance against our Singapore deferred tax assets due to significant negative evidence in the form of cumulative losses. Foreign operations in the Netherlands and Canada that generated interest expense, future creditable research in excess of earnings, respectively, also resulted in the historic recording of a full valuation under the more likely than not realizability criteria.

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
•Reversal of deferred tax liabilities

We have retained a valuation allowance against California and Michigan deferred tax assets as well as deferred tax assets that will convert into a capital loss upon reversal as we do not have sufficient income of the appropriate character to benefit these deferred tax assets.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine, based on all available evidence, both positive and negative, that it is more likely than not that the Netherlands, Canada, Australia, California, Michigan, and U.S. capital loss deferred tax assets will be realized.

As of January 31, 2022, we had $206.7 million of gross unrecognized tax benefits, of which $33.6 million would reduce our valuation allowance, if recognized. The remaining $173.1 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will change in the next 12 months for an audit settlement of approximately $7.8 million.

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

OTHER FINANCIAL INFORMATION

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2022, 2021, and 2020, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Fiscal Year Ended January 31,
	2022	2021	2020
	(Unaudited)
Gross profit	$3,967.9	$3,453.3	$2,949.4
Non-GAAP gross profit	$4,054.3	$3,508.5	$3,004.0
Income from operations	$617.6	$629.1	$343.0
Non-GAAP income from operations	$1,397.4	$1,111.9	$802.6
Operating margin	14%	17%	10%
Non-GAAP operating margin	32%	29%	25%
Net income	$497.0	$1,208.2	$214.5
Non-GAAP net income	$1,126.1	$899.8	$621.2
Diluted net income per share	$2.24	$5.44	$0.96
Non-GAAP diluted net income per share	$5.07	$4.05	$2.79

For our internal budgeting and resource allocation process and as a means to provide consistency in period-to-period comparisons, we use non-GAAP measures to supplement our consolidated financial statements presented on a GAAP basis. These non-GAAP measures do not include certain items that may have a material impact upon our reported financial results. We also use non-GAAP measures in making operating decisions because we believe those measures provide meaningful supplemental information regarding our earning potential and performance for management by excluding certain benefits, credits, expenses, and charges that may not be indicative of our core business operating results. For the reasons set forth below, we believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to analyze the health of our business. This allows investors and others to better understand and evaluate our operating results and future prospects in the same manner as management, compare financial results across accounting periods and to those of peer companies, and to better understand the long-term performance of our core business. We also use some of these measures for purposes of determining company-wide incentive compensation.

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

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In millions except for operating margin, and per share data):

	Fiscal Year Ended January 31,
	2022	2021	2020
	(Unaudited)
Gross profit	$3,967.9	$3,453.3	$2,949.4
Stock-based compensation expense	34.5	23.6	19.6
Acquisition-related costs	0.7	0.7	0.5
Amortization of developed technologies	51.2	30.9	34.5
Non-GAAP gross profit	$4,054.3	$3,508.5	$3,004.0

Income from operations	$617.6	$629.1	$343.0
Stock-based compensation expense	558.5	399.8	362.4
Amortization of developed technologies	51.2	30.9	34.5
Amortization of purchased intangibles	40.4	37.5	38.9
Acquisition-related costs	26.0	14.6	23.3
Lease-related asset impairments and other charges	103.7	—	—
Restructuring and other exit costs, net	—	—	0.5
Non-GAAP income from operations	$1,397.4	$1,111.9	$802.6

Operating margin	14%	17%	10%
Stock-based compensation expense	13%	11%	11%
Amortization of developed technologies	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%
Acquisition-related costs	1%	—%	1%
Lease-related asset impairments and other charges	2%	—%	—%
Non-GAAP operating margin (1)	32%	29%	25%

Net income	$497.0	$1,208.2	$214.5
Stock-based compensation expense	558.5	399.8	362.4
Amortization of developed technologies	51.2	30.9	34.5
Amortization of purchased intangibles	40.4	37.5	38.9
Acquisition-related costs	26.0	14.6	23.3
Lease-related asset impairments and other charges	103.7	—	—

	Fiscal Year Ended January 31,
	2022	2021	2020
	(Unaudited)
Restructuring and other exit costs, net	—	—	0.5
(Gain) loss on strategic investments	(4.0)	41.7	3.2
Release of valuation allowance on deferred tax assets	—	(679.0)	(40.4)
Discrete tax benefit provision items	(72.3)	(43.9)	2.1
Income tax effect of non-GAAP adjustments	(74.4)	(110.0)	(17.8)
Non-GAAP net income	$1,126.1	$899.8	$621.2

Diluted net income per share	$2.24	$5.44	$0.96
Stock-based compensation expense	2.52	1.80	1.63
Amortization of developed technologies	0.23	0.14	0.16
Amortization of purchased intangibles	0.18	0.17	0.17
Acquisition-related costs	0.12	0.07	0.11
Lease-related asset impairments and other charges	0.47	—	—
(Gain) loss on strategic investments	(0.02)	0.19	0.01
Release of valuation allowance on deferred tax assets	—	(3.06)	(0.18)
Discrete tax (benefit) provision items	(0.33)	(0.20)	0.01
Income tax effect of non-GAAP adjustments	(0.34)	(0.50)	(0.08)
Non-GAAP diluted net income per share	$5.07	$4.05	$2.79
_______________
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

Amortization of developed technologies and purchased intangibles. We incur amortization of acquisition-related developed technology and purchased intangibles in connection with acquisitions of certain businesses and technologies. Amortization of developed technologies and purchased intangibles is inconsistent in amount and frequency and is significantly affected by both the timing and size of our acquisitions. Management finds it useful to exclude these variable charges from our cost of revenues to assist in budgeting, planning, and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of developed technologies and purchased intangible assets will recur in future periods.

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

Goodwill impairment. This is a non-cash charge to write down goodwill to fair value when there is an indication that the asset has been impaired. As explained above, management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods.

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

Lease-related asset impairments and other charges.  These charges are associated with the optimization of our facilities costs related to leases for facilities that we have recently vacated as a result of our one-time move to a more hybrid remote workforce. In connection with these facility leases, we recognize costs related to the impairment or abandonment of operating lease right-of-use assets, computer equipment, furniture, and leasehold improvements, and other costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Acquisition-related costs. We exclude certain acquisition-related costs, including due diligence costs, professional fees in connection with an acquisition, certain financing costs, and certain integration-related expenses. These expenses are unpredictable, and depend on factors that may be outside of our control and unrelated to the continuing operations of the acquired business or our Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. We believe excluding acquisition-related costs facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

Loss (gain) on strategic investments and dispositions. We exclude gains and losses related to our strategic investments and dispositions of strategic investments, purchased intangibles, and businesses from our non-GAAP measures primarily because management finds it useful to exclude these variable gains and losses on these investments and dispositions in assessing our financial results. Included in these amounts are non-cash unrealized gains and losses, dividends received, realized gains and losses on the sales or losses on the impairment of these investments, and gain and loss on dispositions. We believe excluding these items is useful to investors because they do not correlate to the underlying performance of our business and these losses or gains were incurred in connection with strategic investments and dispositions which do not occur regularly.

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

At January 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.81 billion and net accounts receivable of $716.1 million.

In September 2021, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion which increased from an aggregate principal amount of $650.0 million, with an option to be increased up to $1.0 billion, under our previous credit agreement. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At January 31, 2022, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of March 14, 2022, we have no amounts outstanding under the Credit Agreement. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we may not be able to draw on our revolving credit facility.

As of January 31, 2022, we had $2.65 billion aggregate principal amount of notes outstanding. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of January 31, 2022, approximately 66% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors.” We currently expect to have sufficient liquidity to manage through the COVID-19 pandemic but we will continue to monitor the impact of potential disruptions beyond our control. Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available revolving credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months from the date of this Annual Report.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

	Fiscal year ended January 31,
(in millions)	2022	2021	2020
Net cash provided by operating activities	$1,531.3	$1,437.2	$1,415.1
Net cash used in investing activities	(1,594.6)	(403.9)	(57.3)
Net cash used in financing activities	(168.6)	(1,046.8)	(466.8)

Net cash provided by operating activities of $1,531.3 million for fiscal 2022, primarily consisted of $497.0 million of our net income adjusted for $817.0 million non-cash items such as stock-based compensation expense, depreciation, amortization, and accretion expense, lease-related asset impairment charges, and deferred income tax. The increase in cash provided by working capital was primarily due to a net increase in deferred revenue of $419.4 million driven by an increase in product subscriptions and EBA offerings and a decrease in maintenance subscriptions offset in part by an increase in prepaid expenses and other assets of $133.5 million primarily due to the timing of payments for operating expenses.

Net cash provided by operating activities of $1,437.2 million for fiscal 2021, primarily consisted of $1,208.2 million of our net income adjusted for $217.6 million non-cash items such as deferred income tax including the release of our deferred tax valuation allowance, stock-based compensation expense, and depreciation, amortization, and accretion expense. The increase in cash provided by working capital was primarily due to: a net increase in deferred revenue of $344.4 million driven by an increase in product subscriptions and EBA offerings and a decrease in maintenance subscriptions; and an increase in accounts payable and other liabilities of $129.6 million primarily due to the timing of payments for operating expenses and accruals for employee related costs.

Net cash used in investing activities was $1,594.6 million for fiscal 2022 and was primarily due to business combinations, net of cash acquired, and purchases of marketable securities.

Net cash used in investing activities was $403.9 million for fiscal 2021 and was primarily due to business combinations, net of cash acquired, capital expenditures, purchases of strategic investments, and purchases of marketable securities. These cash outflows were partially offset by maturities of marketable securities.

Net cash used in financing activities was $168.6 million in fiscal 2022 and was primarily due to repurchases of our common stock offset by proceeds from the issuance of debt and common stock.

Net cash used in financing activities was $1,046.8 million in fiscal 2021 and was primarily due to repurchases of our common stock and repayment of debt. These cash outflows were partially offset by proceeds from the issuance of common stock.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant financial contractual obligations at January 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(in millions)	Total	Fiscal year 2023	Fiscal years 2024-2025	Fiscal years 2026-2027	Thereafter	Management Comments
Notes payable	$3,150.0	$430.0	$137.8	$416.4	$2,165.8	Notes payable consist of the notes issued in December 2012, June 2015, June 2017, January 2020, and October 2021 including interest. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion.
Operating leases	467.4	95.8	153.5	94.0	124.1
Operating lease obligations consist primarily of obligations for real estate, vehicles, and certain equipment. See Part II, Item 8, Note 9, “Leases,” in the Notes to Consolidated Financial Statements for further discussion.

Purchase obligations	317.6	109.4	195.5	9.2	3.5	Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding to Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to acquisition of cloud services, marketing, and commitments related to our investment agreements with limited liability partnership funds.
Deferred compensation obligations	89.5	7.1	15.6	14.1	52.7	Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Part II, Item 8, Note 7, “Deferred Compensation,” in our Notes to Consolidated Financial Statements for further information regarding this plan.
Pension obligations	35.2	2.9	5.8	6.6	19.9	Pension obligations relate to our obligations for pension plans outside of the United States. See Part II, Item 8, Note 15, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information regarding these obligations.
Asset retirement obligations	12.0	4.3	4.0	0.8	2.9	Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease.
Total (1)	$4,071.7	$649.5	$512.2	$541.1	$2,368.9
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

During the three and 12 months ended January 31, 2022, we repurchased 2.3 million and 4.0 million shares of our common stock, respectively. At January 31, 2022, 8.1 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. This program does not have a fixed expiration date. See Part II, Item 8, Note 11, “Stock Repurchase Program,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2022 and 2021, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 31, 2022		January 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$852.3	$(10.3)	$686.0	$3.6
Sold	1,611.9	7.0	1,172.1	2.2
Option Contracts:
Purchased	1,272.6	18.3	1,044.4	5.2
Sold	1,321.8	(7.6)	1,092.1	(18.6)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2022, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2022 and 2021, would increase the fair value of our foreign currency contracts by $217.8 million and $118.6 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2022 and 2021, would decrease the fair value of our foreign currency contracts by $138.1 million and $149.2 million, respectively.

INTEREST RATE RISK

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer term securities. At January 31, 2022, we had $708.2 million of cash equivalents and marketable securities, including $235.7 million classified as short-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2022	2021	2020
Net revenue:
Subscription	$4,156.4	$3,478.9	$2,751.9
Maintenance	76.3	183.3	386.6
Total subscription and maintenance revenue	4,232.7	3,662.2	3,138.5
Other	153.7	128.2	135.8
Total net revenue	4,386.4	3,790.4	3,274.3
Cost of revenue:
Cost of subscription and maintenance revenue	299.1	242.1	223.9
Cost of other revenue	66.6	64.1	66.5
Amortization of developed technologies	52.8	30.9	34.5
Total cost of revenue	418.5	337.1	324.9
Gross profit	3,967.9	3,453.3	2,949.4
Operating expenses:
Marketing and sales	1,623.1	1,440.3	1,310.3
Research and development	1,114.8	932.5	851.1
General and administrative	571.7	413.9	405.6
Amortization of purchased intangibles	40.7	37.5	38.9
Restructuring and other exit costs, net	—	—	0.5
Total operating expenses	3,350.3	2,824.2	2,606.4
Income from operations	617.6	629.1	343.0
Interest and other expense, net	(52.9)	(82.4)	(48.2)
Income before income taxes	564.7	546.7	294.8
(Provision) benefit for income taxes	(67.7)	661.5	(80.3)
Net income	$497.0	$1,208.2	$214.5
Basic net income per share	$2.26	$5.51	$0.98
Diluted net income per share	$2.24	$5.44	$0.96
Weighted average shares used in computing basic net income per share	219.7	219.4	219.7
Weighted average shares used in computing diluted net income per share	222.0	222.1	222.5
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal year ended January 31,
	2022	2021	2020
Net income	$497.0	$1,208.2	$214.5
Other comprehensive income (loss), net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $(8.3), $5.0, and $(1.1))	48.3	(32.5)	(6.6)
Change in net unrealized gain on available-for-sale securities (net of tax effect of zero, $0.1, and $(0.4))	11.8	1.7	1.4
Change in defined benefit pension items (net of tax effect of $(0.7), $(0.3), and $1.6)	4.7	1.5	(6.5)
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $0.3, $(0.6), and $0.1)	(62.9)	63.7	(13.6)
Total other comprehensive income (loss)	1.9	34.4	(25.3)
Total comprehensive income	$498.9	$1,242.6	$189.2

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2022	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,528.4	$1,772.2
Marketable securities	235.7	4.0
Accounts receivable, net	716.1	643.1
Prepaid expenses and other current assets	283.6	206.2
Total current assets	2,763.8	2,625.5
Long-term marketable securities	45.4	—
Computer equipment, software, furniture, and leasehold improvements, net	162.5	192.8
Operating lease right-of-use assets	304.5	416.7
Intangible assets, net	493.8	199.3
Goodwill	3,603.8	2,706.5
Deferred income taxes, net	740.7	763.1
Long-term other assets	492.3	375.9
Total assets	$8,606.8	$7,279.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120.8	$122.5
Accrued compensation	341.3	322.6
Accrued income taxes	29.7	42.6
Deferred revenue	2,863.3	2,500.9
Operating lease liabilities	86.6	71.4
Current portion of long-term notes payable, net	349.7	—
Other accrued liabilities	218.0	194.7
Total current liabilities	4,009.4	3,254.7
Long-term deferred revenue	926.5	859.3
Long-term operating lease liabilities	345.8	396.0
Long-term income taxes payable	19.8	15.9
Long-term deferred income taxes	29.4	11.4
Long-term notes payable, net	2,277.9	1,637.2
Long-term other liabilities	148.9	139.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2.0; none issued or outstanding at January 31, 2022 and 2021	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750.0; 218.2 and 219.6 issued and outstanding at January 31, 2022 and 2021, respectively	2,923.1	2,578.9
Accumulated other comprehensive loss	(124.0)	(125.9)
Accumulated deficit	(1,950.0)	(1,487.5)
Total stockholders’ equity	849.1	965.5
Total liabilities and stockholders' equity	$8,606.8	$7,279.8
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2022	2021	2020
Operating activities:
Net income	$497.0	$1,208.2	$214.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	148.1	123.8	127.3
Stock-based compensation expense	555.4	398.4	362.4
Deferred income taxes	(7.8)	(778.6)	10.3
Lease-related asset impairments	103.7	—	—
Restructuring and other exit costs, net	—	—	0.5
Other operating activities	17.6	38.8	(11.9)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(66.2)	12.6	(178.5)
Prepaid expenses and other assets	(133.5)	(56.4)	58.5
Accounts payable and other liabilities	9.9	129.6	(90.8)
Deferred revenue	419.4	344.4	916.7
Accrued income taxes	(12.3)	16.4	6.1
Net cash provided by operating activities	1,531.3	1,437.2	1,415.1
Investing activities:
Purchases of marketable securities	(311.1)	(21.0)	(19.9)
Sales of marketable securities	12.0	—	22.4
Maturities of marketable securities	25.8	17.0	5.0
Purchases of developed technologies	(10.5)	(4.8)	—
Business combinations, net of cash acquired	(1,250.3)	(246.2)	—
Capital expenditures	(56.0)	(91.1)	(53.2)
Other investing activities	(4.5)	(57.8)	(11.6)
Net cash used in investing activities	(1,594.6)	(403.9)	(57.3)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	113.7	114.1	93.7
Taxes paid related to net share settlement of equity awards	(193.5)	(156.7)	(112.5)
Repurchase and retirement of common stock	(1,078.5)	(551.7)	(442.5)
Proceeds from debt, net of discount	997.0	—	498.9
Repayments of debt	—	(450.0)	(500.0)
Other financing activities	(7.3)	(2.5)	(4.4)
Net cash used in financing activities	(168.6)	(1,046.8)	(466.8)
Effect of exchange rate changes on cash and cash equivalents	(11.9)	11.0	(2.3)
Net (decrease) increase in cash and cash equivalents	(243.8)	(2.5)	888.7
Cash and cash equivalents at beginning of fiscal year	1,772.2	1,774.7	886.0
Cash and cash equivalents at end of fiscal year	$1,528.4	$1,772.2	$1,774.7
Supplemental cash flow disclosure:
Cash paid for interest	$57.5	$62.7	$67.8
Cash paid for income taxes, net of tax refunds	$165.2	$92.8	$60.3
Non-cash investing and financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$2.7	$28.7	$23.5
Fair value of common stock issued related to business combination (See Note 6)	$6.1	$37.9	$—
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' (deficit) equity
	Shares	Amount
Balances, January 31, 2019	219.4	$2,071.5	$(135.0)	$(2,147.4)	$(210.9)
Common stock issued under stock plans	2.7	(18.6)	—	—	(18.6)
Stock-based compensation expense	—	332.7	—	—	332.7
Settlement of liability-classified restricted stock units	—	23.5	—	—	23.5
Pre-combination expense related to equity awards assumed	—	1.2	—	—	1.2
Cumulative effect of adoption of accounting standards	—	—	—	(0.7)	(0.7)
Net income	—	—	—	214.5	214.5
Other comprehensive loss	—	—	(25.3)	—	(25.3)
Repurchase and retirement of common stock	(2.7)	(93.3)	—	(362.2)	(455.5)
Balances, January 31, 2020	219.4	2,317.0	(160.3)	(2,295.8)	(139.1)
Common stock issued under stock plans	2.7	(41.2)	—	—	(41.2)
Stock-based compensation expense	—	385.6	—	—	385.6
Settlement of liability-classified restricted stock units	—	28.7	—	—	28.7
Post-combination expense related to equity awards assumed	—	0.4	—	—	0.4
Net income	—	—	—	1,208.2	1,208.2
Other comprehensive income	—	—	34.4	—	34.4
Shares issued related to business combination	0.1	37.9	—	—	37.9
Repurchase and retirement of common stock	(2.6)	(149.5)	—	(399.9)	(549.4)
Balances, January 31, 2021	219.6	2,578.9	(125.9)	(1,487.5)	965.5
Common stock issued under stock plans	2.6	(79.8)	—	—	(79.8)
Stock-based compensation expense		544.4	—	—	544.4
Settlement of liability-classified restricted stock units		2.7	—	—	2.7
Post-combination expense related to equity awards assumed		0.1	—	—	0.1
Net income			—	497.0	497.0
Other comprehensive income			1.9	—	1.9
Shares issued related to business combination	—	6.1	—	—	6.1
Repurchase and retirement of common stock	(4.0)	(129.3)	—	(959.5)	(1,088.8)
Balances, January 31, 2022	218.2	$2,923.1	$(124.0)	$(1,950.0)	$849.1

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2022
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

Change in presentation and immaterial correction of an error

Autodesk changed its presentation on the Consolidated Balance Sheet for intangible assets during the fiscal year ended January 31, 2022. These amounts were previously presented in “Developed technologies, net” and “Long-term other assets” and are now presented as “Intangible assets, net”. Accordingly, prior period amounts have been reclassified to conform to the current period presentation. This presentation change did not impact “Total assets” on the Consolidated Balance Sheets and had no impact on the Company's Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, and Consolidated Statements of Cash Flows.

The effects of the change on the Consolidated Balance Sheet as of January 31, 2021, were as follows:

	As Reported January 31, 2021	Effect of Change in Presentation	As Adjusted January 31, 2021
Intangible assets, net	$88.6	$110.7	$199.3
Long-term other assets	486.6	(110.7)	375.9
Total assets	7,279.8	—	7,279.8

The Company also changed its presentation on the Consolidated Balance Sheets for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans, including correcting the classification as current and non-current assets during fiscal year ended January 31, 2022. These amounts were previously presented as current “Marketable securities” and are now presented as “Prepaid expenses and other current assets” and “Long-term other assets” on the Consolidated Balance Sheets. Accordingly, prior period amounts have been reclassified to conform to the current period presentation. These presentation and classification changes did not impact “Total assets” on the Consolidated Balance Sheets and had no impact on the Company's Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income and Consolidated Statement of Cash Flows.

The effects of the changes on the Consolidated Balance Sheet as of January 31, 2021, were as follows:

	As Reported January 31, 2021	Effect of Changes in Presentation	As Adjusted January 31, 2021
Marketable securities	$85.0	$(81.0)	$4.0
Prepaid and other current assets	198.9	7.3	206.2
Long-term other assets	412.9	73.7	486.6
Total current assets	2,699.2	(73.7)	2,625.5
Total assets	7,279.8	$—	7,279.8

Segments

Autodesk operates in one operating segment and accordingly, all required financial segment information is included in the consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources, and assessing performance as the source of the Company’s reportable segments. The Company's CODM allocates resources and assesses the operating performance of the Company as a whole.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	January 31,
	2022	2021
Long-lived assets (1):
Americas
U.S.	$322.7	$423.6
Other Americas	19.8	29.5
Total Americas	342.5	453.1
Europe, Middle East, and Africa	92.6	109.7
Asia Pacific	31.9	46.7
Total long-lived assets	$467.0	$609.5
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

Marketable Securities and Strategic Investments

Autodesk classifies its marketable securities as either short-term or long-term generally based on each instrument’s underlying contractual maturity date. Generally, marketable securities with remaining maturities of less than 12 months are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. Autodesk may sell certain of its marketable securities prior to their stated maturities for strategic purposes or in anticipation of credit deterioration.

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

For additional information, see “Concentration of Credit Risk” within this Note 1, “Business and Summary of Significant Accounting Policies” and Note 3, “Financial Instruments.”

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk’s general practice is to hedge a portion of transaction exposures primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. These instruments generally have maturities between one and 12 months in the future. Autodesk uses foreign currency contracts not designated as hedging instruments and foreign currency contracts designated as cash flow hedges but Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the foreign subsidiary’s functional currency, are included in “Interest and other expense, net.” Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets and liabilities are remeasured based on historical exchange rates.

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

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2022	2021
Trade accounts receivable	$779.8	$701.3
Less: Allowance for credit losses	(4.6)	(3.8)
Product returns reserve	(0.6)	(0.7)
Partner programs and other obligations	(58.5)	(53.7)
Accounts receivable, net	$716.1	$643.1

Allowances for uncollectible trade receivables and contract assets are subject to impairment using the expected credit loss model. Allowances for expected credit losses are measured based upon the lifetime expected credit loss which is based on historical experience, the number of days that billings are past due, reasonable economic forecast, including revised forecast data for the current economic environment, customer payment behavior, credit reports, and other customer-specific information. Allowances for credit losses on trade receivables and contract assets were not material as of January 31, 2022.

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

These incentive balances do not require significant assumptions or judgments. Depending on how the payments are made, the reserves associated with the partner incentive program are recognized on the balance sheet as either a reduction to accounts receivable or recorded as accounts payable.

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

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas, EMEA, and APAC geographies. Autodesk performs ongoing evaluations of these partners’ and customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company’s largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 36%, 37%, and 35% of Autodesk's net revenue for fiscal years ended January 31, 2022, 2021 and 2020, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 24% and 26% of trade accounts receivable as of January 31, 2022 and 2021, respectively. Ingram Micro Inc. (“Ingram Micro”), our second largest distributor, accounted for 9% of Autodesk’s total net revenue for the fiscal year ended January 31, 2022 and 10% of Autodesk’s total net revenue for both fiscal years ended January 31, 2021 and 2020. No other customer accounted for more than 10% of Autodesk’s total net revenue or trade accounts receivable for each of the respective periods.

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $52.0 million in fiscal 2022, $51.4 million in fiscal 2021, and $51.0 million in fiscal 2020. During the fiscal year ended January 31, 2022, Autodesk recorded impairment charges to computer equipment, software, furniture, and leasehold improvements related to certain vacated leased office facilities in connection with Autodesk’s move to a more hybrid workforce. See Note 9, “ Leases” for further discussion. Autodesk did not recognize any impairment losses in fiscal years ended January 31, 2021 and 2020.

Computer equipment, software, furniture, leasehold improvements, and the related accumulated depreciation at January 31 were as follows:

	2022	2021
Computer hardware, at cost	$137.2	$153.3
Computer software, at cost	55.0	57.9
Leasehold improvements, land and buildings, at cost	350.5	335.9
Furniture and equipment, at cost	93.4	88.4
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	636.1	635.5
Less: Accumulated depreciation	(473.6)	(442.7)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$162.5	$192.8

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized straight-line over the software’s expected useful life, which is generally three years.

Software Development Costs

Software development costs for external use incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a three-year period, if material. Autodesk had no material capitalized software development costs at January 31, 2022, and January 31, 2021.

Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets. Capitalized costs were $128.4 million and $72.2 million at January 31, 2022, and January 31, 2021, respectively. Accumulated amortization was $16.7 million and $4.9 million at January 31, 2022, and January 31, 2021, respectively. Amortization expense was $11.8 million, $3.7 million, and $1.2 million at January 31, 2022, January 31, 2021, and January 31, 2020, respectively.

Leases

Autodesk determines if an arrangement is a lease at inception. Operating leases are included in “Operating lease right-of-use assets,” “Operating lease liabilities,” and “Long-term operating lease liabilities” in the Consolidated Balance Sheets.

Operating lease right-of-use assets represent Autodesk’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The operating lease right-of-use assets also include any lease payments made and are reduced by any lease incentives. Autodesk uses its incremental borrowing rate, if the Company’s leases do not provide an implicit rate, adjusted for local country-specific borrowing rates as applicable, based on the information available at commencement date in determining the present value of lease payments. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Autodesk has lease agreements with lease and non-lease components. Autodesk accounts for the lease and non-lease components as a single lease component.

Business Combinations

Autodesk records the tangible and intangible assets acquired and liabilities assumed in a business combination based on their estimated fair values at the date of the respective acquisition, with the exception of contract assets and contract liabilities (i.e., deferred revenue) which are recognized and measured on the acquisition date in accordance with Autodesk’s “Revenue Recognition” policy in Note 1 “Business and Summary of Significant Accounting Policies”. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. During the measurement period, which may be up to one year from the acquisition date, Autodesk may record adjustments to these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Intangible Assets, Net

Intangible assets include customer relationships, developed technologies, trade names and patents, and other, and the related accumulated amortization. These assets are presented as “Intangible assets, net” in the Consolidated Balance Sheets. The majority of Autodesk’s intangible assets are amortized to expense over the estimated economic life of the product, which ranges from 1 to 15 years. Amortization expense for intangible assets was $93.5 million in fiscal 2022, $69.9 million in fiscal 2021, and $73.7 million in fiscal 2020. See Note 1 “Change in Presentation and immaterial correction of error” for a change in the presentation on the Consolidated Balance Sheets related to intangible assets.

Intangible assets and related accumulated amortization at January 31, 2022 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$666.7	$(374.5)	$292.2
Developed technologies	846.6	(660.9)	185.7
Trade names and patents	116.1	(100.2)	15.9
Other	0.3	(0.3)	—
Total intangible assets	$1,629.7	$(1,135.9)	$493.8
_______________
(1)Includes the effects of foreign currency translation.

Intangible assets and related accumulated amortization at January 31, 2021 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$437.3	$(345.1)	$92.2
Developed technologies	698.4	(609.8)	88.6
Trade names and patents	111.5	(93.0)	18.5
Total intangible assets	$1,247.2	$(1,047.9)	$199.3
_______________
(1)Includes the effects of foreign currency translation.

The weighted average amortization period for intangible assets during fiscal 2022 was 8.67 years. Excluding in-process research and development, expected future amortization expense for intangible assets for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2023	$95.2
2024	77.1
2025	67.6
2026	60.4
2027	51.7
Thereafter	141.8
Total	$493.8

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist. Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses the recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flow the assets are expected to generate generally using Level 3 inputs. If the long-lived assets are impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk recorded impairment charges on lease related right-of-use assets and other long-lived assets related to certain office leases during the fiscal year ended January 31, 2022. See Note 9, “Leases” for further discussion. Impairment charges in fiscal years ended January 31, 2021 and 2020 were not material.

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

For the annual impairment test, Autodesk’s market capitalization was substantially in excess of the carrying value of the Company as of January 31, 2022. Accordingly, Autodesk has determined there was no goodwill impairment of our reporting unit during the fiscal year ended January 31, 2022. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2021 or 2020.

The following table summarizes the changes in the carrying amount of goodwill during the fiscal years ended January 31, 2022 and 2021:

	January 31, 2022	January 31, 2021
Goodwill, beginning of the year	$2,855.7	$2,594.2
Less: accumulated impairment losses, beginning of the year	(149.2)	(149.2)
Additions arising from acquisitions during the year	936.2	220.8
Effect of foreign currency translation, measurement period adjustments and other (1)	(38.9)	40.7
Goodwill, end of the year	$3,603.8	$2,706.5
_______________
(1)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities on acquired intangibles, and valuation allowances against Netherlands, Canada, Australia, California, Michigan and U.S. capital loss deferred tax assets. Autodesk performs a quarterly assessment of the recoverability of these net deferred tax assets and believes it will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount that is more likely than not to be realized.

Stock-based Compensation Expense

    The following table summarizes stock-based compensation expense for fiscal 2022, 2021, and 2020, respectively, as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Cost of subscription and maintenance revenue	$25.4	$17.2	$13.8
Cost of other revenue	9.1	6.4	5.8
Marketing and sales	233.5	178.4	149.0
Research and development	220.5	145.0	120.8
General and administrative	70.0	52.8	73.0
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	558.5	399.8	362.4
Tax benefit	(53.3)	(42.0)	(1.1)
Stock-based compensation expense related to stock awards and ESPP purchases, net	$505.2	$357.8	$361.3

Autodesk measures stock-based compensation cost at the grant date fair value of the award, and recognizes expense ratably over the requisite service period, which is generally the vesting period. Autodesk determines the estimated fair value of stock-based payment awards for stock options and grants of employee stock purchases related to the employee stock purchase plan using the Black-Scholes-Merton (“BSM”) option-pricing model. To determine the grant-date fair value of our stock-based payment awards for restricted stock units and performance stock units, we use the quoted stock price on the date of grant unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The variables used in these models are reviewed on a quarterly basis and adjusted as needed. Share-based compensation cost for restricted stock is measured on the closing fair market value of our common stock on the date of grant. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2022		January 31, 2021		January 31, 2020
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	36.9%	29.5 - 41.8%	50.7%	39.4 - 45.8%	36.3%	33.0 - 40.0%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	0.1%	0.1 - 0.2%	0.3%	0.1 - 0.5%	2.5%	1.7 - 2.5%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures: (1) a measure of historical volatility in the trading market for the Company’s common stock, and (2) the implied volatility of traded options on the Company’s common stock. The expected volatility for performance stock units subject to market conditions includes the expected volatility of companies within the S&P North American Technology Software Index with a market capitalization over $2.0 billion, depending on the award type.

Autodesk estimates the expected life of stock-based awards using both exercise behavior and post-vesting termination behavior as well as consideration of outstanding options. The range of expected lives of ESPP awards are based upon the four six-month exercise periods within a 24-month offering period.

Autodesk did not pay cash dividends in fiscal 2022, 2021, or 2020 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of stock-based awards as those forfeitures occur.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $80.5 million in fiscal 2022, $60.4 million in fiscal 2021, and $42.2 million in fiscal 2020.

Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average shares of common stock outstanding during the period and potentially dilutive common shares, including the effect of restricted stock units, performance share awards, and stock options using the treasury stock method.

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

Gains and losses and prior service costs not recognized as a component of net periodic benefit cost in the Consolidated Statements of Operations as they arise are recognized as a component of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. Those gains and losses and prior service costs are subsequently amortized as a component of net periodic benefit cost over the average remaining service lives of the plan participants using a corridor approach to determine the portion of gain or loss subject to amortization.

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

Accounting Standards in Fiscal 2022

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by FASB or adopted by the Company during the fiscal year ended January 31, 2022, that are applicable to the Company.

Accounting Standards Adopted

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

In November 2021, FASB issued ASU No. 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU No. 2021-08”), which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 “Revenue from Contracts with Customers” (Topic 606). ASU No. 2021-08 allows an acquirer to assess how the acquiree applied Topic 606 to determine what to record for acquired revenue contracts. Historically, such amounts were recognized by the acquirer at fair value in accordance with Topic 805. The amendments are effective for Autodesk's fiscal year beginning February 1, 2023. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. Autodesk adopted ASU No. 2021-08 in the fourth fiscal quarter of 2022. ASU No. 2021-08 did not have a material impact on Autodesk’s consolidated financial statements at adoption.

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

Information regarding the components of Autodesk’s net revenue from contracts with customers by geographic location, product family, sales channel, and product type was as follows:

	Fiscal Year ended January 31,
	2022	2021	2020
Net revenue by product family:
Architecture, Engineering and Construction	$1,959.9	$1,648.6	$1,377.1
Manufacturing	876.0	798.6	726.1
AutoCAD and AutoCAD LT	1,253.0	1,099.4	948.2
Media and Entertainment	258.9	219.4	199.2
Other	38.6	24.4	23.7
Total net revenue	$4,386.4	$3,790.4	$3,274.3

Net revenue by geographic area:
Americas
U.S.	$1,456.5	$1,281.8	$1,108.9
Other Americas	308.6	260.6	226.9
Total Americas	1,765.1	1,542.4	1,335.8
Europe, Middle East and Africa	1,700.4	1,472.6	1,303.5
Asia Pacific	920.9	775.4	635.0
Total net revenue	$4,386.4	$3,790.4	$3,274.3

Net revenue by sales channel:
Indirect	$2,849.4	$2,600.0	$2,282.2
Direct	1,537.0	1,190.4	992.1
Total net revenue	$4,386.4	$3,790.4	$3,274.3

Net revenue by product type:
Design	$3,868.8	$3,365.8	$2,920.1
Make	363.9	296.4	218.4
Other	153.7	128.2	135.8
Total net revenue	$4,386.4	$3,790.4	$3,274.3

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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of January 31, 2022, Autodesk had remaining performance obligations of $4.74 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.14 billion or 66% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.60 billion or 34% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, varying billing cycles of such agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of January 31, 2022. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the fiscal years ended January 31, 2022 and 2021, that was included in the deferred revenue balances at January 31, 2021 and 2020, was $2.50 billion and $2.24 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

3.     Financial Instruments

The following tables summarize the Company’s financial instruments’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category as of January 31, 2022 and 2021.

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (1):
Money market funds	$302.3	$—	$—	$302.3	$302.3	$—	$—
Commercial paper	54.7	—	—	54.7	—	54.7	—
U.S. government securities	25.0	—	—	25.0	—	25.0	—
Custody cash deposit	17.8	—	—	17.8	17.8	—	—
Corporate debt securities	17.6	—	—	17.6	—	17.6	—
Certificates of deposit	5.7	—	—	5.7	—	5.7	—
Other (2)	4.0	—	—	4.0	—	4.0	—
Marketable securities:
Short-term
Commercial paper	102.9	—	—	102.9	—	102.9	—
Corporate debt securities	60.7	—		60.7	—	60.7	—
Asset backed securities	26.3	—	—	26.3	—	26.3	—
Certificates of deposit	13.7	—	—	13.7	—	13.7	—
U.S. government securities	12.5	—	—	12.5	—	12.5	—
Municipal bonds	11.1	—	—	11.1	—	11.1	—
Common Stock	—	4.3	—	4.3	4.3	—	—
Other (3)	4.2		—	4.2		4.2	—
Long-term
Corporate debt securities	44.7	—	(0.1)	44.6	—	44.6	—
Other (4)	0.8	—	—	0.8	—	0.8	—
Mutual funds (5) (6)	74.2	15.6	(0.3)	89.5	89.5	—	—
Strategic investments derivative asset (6)	0.1	0.4	(0.4)	0.1	—	—	0.1
Derivative contract assets (6)	1.1	17.1	(0.2)	18.0	—	18.0
Derivative contract liabilities (7)	—	—	(10.7)	(10.7)	—	(10.7)	—
Total	$779.4	$37.4	$(11.7)	$805.1	$413.9	$391.1	$0.1
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of sovereign bonds and municipal bonds.
(3)Consists of sovereign bonds and supranational bonds.
(4)Consists of asset backed securities.
(5)See Note 7, "Deferred Compensation" for more information.

(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

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
(6)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

The following table summarizes the fair values of investments classified as marketable securities by contractual maturity date as of January 31, 2022:

Fair Value
Due within 1 year	$207.9
Due in 1 year through 5 years	69.2
Total	$277.1

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities, and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

As of both January 31, 2022 and 2021, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for fiscal 2022.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both January 31, 2022 and 2021. There were no write offs of accrued interest receivables for fiscal 2022 and 2021.

There were no realized gain or loss for the sales or redemptions of debt securities during fiscal 2022. The sales or redemptions of debt securities in fiscal 2021 resulted in a net gain of $0.6 million. There were no realized gain or loss for the sales or redemptions of debt securities during fiscal 2020. Realized gains and losses from the sale or redemption of marketable securities are recorded in “Interest and other expense, net” on the Company’s Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities for fiscal 2022, 2021, and 2020 were $37.8 million, $17.0 million, and $27.4 million, respectively.

Strategic investment equity securities

As of January 31, 2022 and 2021, Autodesk had $133.7 million and $134.1 million, respectively, in direct investments in privately held companies. These strategic investment equity securities do not have readily determined fair values and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative were as follows:

	Fiscal Year Ended			Cumulative Amount as of
	2022	2021	2020	January 31, 2022
Upward adjustments (1)	$7.2	$6.6	$3.2	$23.2
Negative adjustments, including impairments (1)	(16.6)	(51.6)	(4.2)	(77.2)
Net adjustments	$(9.4)	$(45.0)	$(1.0)	$(54.0)
____________________
(1)Included in “Interest and other expense, net” on the Company’s Consolidated Statements of Operations.

Autodesk does not consider the remaining investments to be impaired as of January 31, 2022.

During fiscal year ended January 31, 2022, Autodesk recognized gains of $8.1 million on the disposition of strategic investment equity securities. During both fiscal years ended January 31, 2021 and 2020, Autodesk recognized no gains on the dispositions of strategic investment equity securities.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.08 billion at January 31, 2022, and $1.14 billion at January 31, 2021. Outstanding contracts are recognized as either assets or liabilities on the Company’s Consolidated Balance Sheets at fair value. The majority of the net loss of $24.2 million remaining in “Accumulated other comprehensive loss” as of January 31, 2022, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company’s Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the fiscal years ended January 31, 2022 and 2021:

	Fiscal Year Ended January 31, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative	Interest and other expense, net
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$4,156.4	$76.3	$299.1	$1,623.1	$1,114.8	$571.7	$(52.9)

(Loss) gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(10.7)	$(1.2)	$(0.5)	$(2.4)	$(1.2)	$(1.2)	$0.1

	Fiscal Year Ended January 31, 2021
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$3,478.9	$183.3	$242.1	$1,440.3	$932.5	$413.9

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(0.4)	$0.1	$0.6	$2.4	$0.5	$1.2

Interest rate locks designated as cash flow hedges

During fiscal 2022, Autodesk entered into interest rate lock arrangements to mitigate the risk of changes in interest rates prior to completion of a debt offering. The interest rate locks hedged the cash flow risk for each of the interest payments on the planned fixed-rate debt issue. The interest rate lock hedges were terminated in October 2021 in connection with the debt offering completed in that month. See Note 8, “Borrowing Arrangements,” for further discussion. The aggregate fair value of the terminated interest rate lock hedges of $4.0 million, net of tax of $0.9 million, was classified as an increase to accumulated other comprehensive income and is amortized as a reduction to interest expense over the term of the related debt issuance. The Company had cash inflows of $4.0 million in the fiscal year ended January 31, 2022, associated with the termination of the interest rate lock arrangements, included in “Other financing activities” in our Consolidated Statement of Cash Flows.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $542.2 million at January 31, 2022, and $434.5 million at January 31, 2021.

Fair Value of Derivative Instruments:

The fair values of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2022, and January 31, 2021:

	Balance Sheet Location	Fair Value at
		January 31, 2022	January 31, 2021
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$12.2	$4.7
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	5.9	5.3
Total derivative assets		$18.1	$10.0
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$6.9	$16.5
Derivatives not designated as hedging instruments	Other accrued liabilities	3.8	1.0
Total derivative liabilities		$10.7	$17.5

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2022, 2021, and 2020, respectively (amounts presented include any income tax effects):

	Foreign Currency Contracts
	Fiscal Year Ended January 31,
	2022	2021	2020
Amount of gain (loss), net of tax, recognized in accumulated other comprehensive loss on derivatives (effective portion)	$31.0	$(28.1)	$3.0
Amount and location of (loss) gain reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$(11.9)	$(0.3)	$17.6
Cost of revenue	(0.5)	0.6	(0.9)
Operating expenses	(4.8)	4.1	(7.1)
Interest and other expense, net	0.1	—	—
Total	$(17.1)	$4.4	$9.6

The effects of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2022, 2021, and 2020, respectively (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2022	2021	2020
Amount and location of gain (loss) recognized on derivatives in net income (loss)
Interest and other expense, net	$11.2	$(0.8)	$6.0

4.     Equity Compensation

Stock Plans

As of January 31, 2022, Autodesk maintained four active stock plans for the purpose of granting equity awards to employees and to non-employee members of Autodesk’s Board of Directors: the 2012 Employee Stock Plan (as amended, the “2012 Employee Plan”), which is available only to employees, the Autodesk 2012 Outside Directors’ Stock Plan (“2012 Directors’ Plan”), which is available only to non-employee directors, the PlanGrid 2012 Equity Incentive Plan (“PlanGrid 2012 Plan”), which is available to employees who held outstanding unvested options and restricted stock units that were assumed as part of our acquisition of PlanGrid, Inc. and the BuildingConnected, Inc. 2013 Stock Plan (“BuildingConnected 2013 Plan”), which is available to employees who held outstanding unvested options that were assumed as part of our acquisition of BuildingConnected, Inc.

The 2012 Employee Plan was approved by Autodesk’s stockholders and became effective on January 6, 2012. Since the 2012 Stock Plan was adopted by stockholders in January 2012, Autodesk has received stockholder approval to increase the number of shares subject to the plan by 36.1 million shares. The 2012 Employee Plan reserves up to 57.3 million shares which includes 51.3 million shares reserved under the 2012 Employee Plan, as well as up to 6.0 million shares forfeited under certain prior employee stock plans during the life of the 2012 Employee Plan. The 2012 Employee Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Employee Plan as 1.79 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2012 Employee Plan and may become available for future grant under the 2012 Employee Plan. As of January 31, 2022, 59.1 million shares subject to options, restricted stock units, or restricted stock awards have been granted under the 2012 Employee Plan. Options and restricted stock that were granted under the 2012 Employee Plan vest over periods ranging from immediately upon grant to over a three-year period and options expire 10 years from the date of grant. The 2012 Employee Plan will expire on June 30, 2022. At January 31, 2022, 6.9 million shares were available for future issuance under the 2012 Employee Plan.

The 2012 Directors’ Plan was approved by Autodesk’s stockholders and became effective on January 6, 2012. The 2012 Directors’ Plan permits the grant of stock options, restricted stock units, and restricted stock awards to non-employee members of Autodesk’s Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2012 Directors’ Plan as 2.11 shares. As of January 31, 2022, 1.0 million shares subject to restricted stock units, and restricted stock awards have been granted under the 2012 Directors’ Plan. Restricted stock units that were granted under the 2012 Directors’ Plan vest over one to three years from the date of grant. On March 12, 2015, the Board reduced the number of shares reserved for issuance under the 2012 Directors' Plan by 0.9 million shares, so that 1.7 million shares are now reserved for issuance under the 2012 Directors’ Plan. The 2012 Directors’ Plan will expire on June 30, 2022. At January 31, 2022, 0.7 million shares were available for future issuance under the 2012 Directors’ Plan.

Pursuant to the PlanGrid acquisition on December 19, 2018, the Company assumed the unvested options and restricted stock units under the PlanGrid 2012 Plan. No further equity awards will be granted under the PlanGrid 2012 Plan. As of January 31, 2022, approximately 67 thousand shares subject to options remain outstanding under the PlanGrid 2012 Plan. Options that were granted under the PlanGrid 2012 Plan vest over a four-year period and expire 10 years from the date of grant. The PlanGrid 2012 Plan will expire on June 18, 2022.

Pursuant to the BuildingConnected acquisition on January 23, 2019, the Company assumed the unvested options under the BuildingConnected 2013 Plan. No further equity awards will be granted under the BuildingConnected 2013 Plan. As of January 31, 2022, approximately 14 thousand shares subject to options remain outstanding under the BuildingConnected 2013 Plan. Options that were granted under the BuildingConnected 2013 Plan vest over a four-year period and expire 10 years from the date of grant. The BuildingConnected 2013 Plan will expire on May 6, 2023.

The following sections summarize activity under Autodesk’s stock plans.

Restricted Stock Units:

A summary of restricted stock activity for the fiscal year ended January 31, 2022, was as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2021	4,503.9	$191.91
Granted	2,294.1	288.13
Vested	(2,230.7)	181.97
Canceled/Forfeited	(526.7)	226.00
Performance Adjustment (1)	(7.9)	137.02
Unvested restricted stock at January 31, 2022	4,032.7	$251.17
_______________
(1)Based on Autodesk’s financial results and relative total stockholder return for the fiscal 2021 performance period. The performance stock units were attained at rates ranging from 103.0% to 108.0% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2022, 2021 and 2020, the weighted average grant date fair values were $288.13, $224.20, and $156.24, respectively. The fair value of the shares vested during fiscal years ended January 31, 2022, 2021 and 2020 were $619.8 million, $503.4 million, and $361.0 million, respectively.

During the fiscal year ended January 31, 2022, Autodesk granted 2.0 million restricted stock units. Restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period.

During the fiscal years ended January 31, 2022 and 2021, Autodesk settled liability-classified awards of $2.7 million and $28.7 million, respectively. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

Autodesk recorded stock-based compensation expense related to restricted stock units of $425.1 million, $308.9 million, and $274.5 million during fiscal years ended January 31, 2022, 2021 and 2020, respectively. As of January 31, 2022, total compensation cost not yet recognized of $672.8 million related to non-vested awards is expected to be recognized over a weighted average period of 1.6 years. At January 31, 2022, the number of restricted stock units granted but unvested was 3.6 million.

During the fiscal year ended January 31, 2022, Autodesk granted 0.2 million performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units vested during fiscal 2022 are based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and, as applicable, total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). These performance stock units vests over the three-year period and have the following vesting schedule:

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

Additionally, during fiscal year ended January 31, 2022, Autodesk granted 0.1 million performance stock units, as part of a program offering certain employees the option to receive equity in lieu of the opportunity to receive an annual cash incentive award. The ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue and Non-GAAP income from operations targets adopted by the Compensation and Human Resource Committee. The fair value of these performance stock units is expensed using the accelerated attribution method over the one-year vesting period.

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

Autodesk recorded stock-based compensation expense related to performance stock units of $68.2 million, $30.7 million, and $27.1 million during fiscal years ended January 31, 2022, 2021 and 2020 respectively. As of January 31, 2022, total compensation cost not yet recognized of $10.4 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 0.6 years. At January 31, 2022, the number of performance stock units granted but unvested was 0.4 million.

Common Stock

Autodesk agreed to issue a fixed amount of $4.9 million in common stock at a future date to certain employees in connection with a fiscal 2021 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the closing price of Autodesk’s common stock at the issuance date. During fiscal year ended January 31, 2022, Autodesk issued 8,300 shares at an aggregate fair value of $2.7 million. Remaining shares to be issued are estimated to be 9,000 based on the closing price of Autodesk’s common stock on January 31, 2022, the last trading day of Autodesk’s fiscal 2022 year-end. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk issued 73,632 shares of restricted common stock to certain employees in connection with a fiscal 2021 acquisition. These shares of restricted common stock are subject to forfeiture by the employees if employment terminates prior to the three-year employment period. The fair value of the restricted common stock is recorded as compensation for post-acquisition services and recognized as expense using the straight-line method over the three-year repurchase period. See Note 6, “Acquisitions,” for further discussion.

Autodesk issued 9,277 shares of restricted common stock to certain employees in connection with a fiscal 2022 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. See Note 6, “Acquisitions,” for further discussion.

Autodesk agreed to issue a fixed amount of $13.1 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. Shares to be issued are estimated to be 48,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending January 31, 2022, the last trading day of Autodesk’s fiscal 2022 year-end. The awards are accrued as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. See Note 6, “Acquisitions,” for further discussion.

Autodesk agreed to issue a fixed amount of $10.6 million in common stock at a future date to certain employees in connection with other fiscal 2022 acquisitions. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. Shares to be issued are estimated to be 39,000 based on the closing price of Autodesk’s common stock on January 31, 2022. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. Additionally, Autodesk issued 12,782 shares of restricted common stock to certain employees in connection with these fiscal 2022 acquisitions. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated

Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the vesting period. See Note 6, “Acquisitions,” for further discussion.

Autodesk recorded stock-based compensation expense related to common stock shares of $16.5 million and $2.4 million during the fiscal years ended January 31, 2022 and 2021, respectively.

1998 Employee Qualified Stock Purchase Plan (“ESPP”)

Under Autodesk’s ESPP, which was approved by stockholders in 1998, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation, subject to certain limitations, at 85% of the lower of Autodesk's closing price (fair market value) on the offering date or the exercise date. The offering period for ESPP awards consists of four six-month exercise periods within a 24-month offering period.

At January 31, 2022, a total of 5.6 million shares were available for future issuance. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP does not have an expiration date.

A summary of the ESPP activity for the fiscal years ended January 31, 2022, 2021 and 2020 was as follows:

	Fiscal year ended January 31,
	2022	2021	2020
Issued shares	0.9	0.9	0.9
Average price of issued shares	$130.13	$122.73	$102.20
Weighted average grant date fair value of awards granted under the ESPP	$84.21	$55.98	$47.78

Autodesk recorded $37.1 million, $40.1 million, and $33.3 million of compensation expense associated with the ESPP in fiscal 2022, 2021 and 2020, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and awards granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2022:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise or vesting of outstanding options and awards (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (1)
Equity compensation plans approved by security holders	4.1	$21.03	13.3
Total	4.1	$21.03	13.3
____________________
(1)Included in this amount are 5.6 million securities available for future issuance under Autodesk’s ESPP.

5.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2022	2021	2020
Federal:
Current	$(0.5)	$9.8	$(2.3)
Deferred	(5.4)	(741.0)	7.6
State:
Current	2.5	19.0	(0.4)
Deferred	0.3	(57.5)	2.1
Foreign:
Current	82.5	87.6	69.6
Deferred	(11.7)	20.6	3.7
Income tax provision (benefit)	$67.7	$(661.5)	$80.3

Foreign pretax income was $559.5 million in fiscal 2022, $527.8 million in fiscal 2021, and $475.5 million in fiscal 2020.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2022	2021	2020
Income tax provision at U.S. Federal statutory rate	$118.6	$114.8	$61.9
State income tax benefit, net of the U.S. Federal benefit	2.2	(43.0)	1.8
Foreign income taxed at rates different from the U.S. statutory rate	(25.4)	(11.5)	(81.0)
Valuation allowance adjustment	(0.2)	(637.4)	93.9
Transition tax and revisions due to subsequent regulations	—	—	9.6
Tax effect of non-deductible stock-based compensation	32.3	24.8	29.2
Stock compensation (windfall) / shortfall	(43.2)	(35.1)	(22.5)
Research and development tax credit benefit	(18.5)	(15.5)	(19.8)
Closure of income tax audits and changes in uncertain tax positions	(0.4)	0.1	(2.1)
Tax effect of officer compensation in excess of $1.0 million	7.0	4.6	3.4
Non-deductible expenses	4.5	2.3	5.4
Global intangible low-taxed income, foreign derived intangible income	24.1	(65.0)	—
India withholding tax refund	(43.8)	—	—
Acquisition-related integrations	9.0	—	—
Other	1.5	(0.6)	0.5
Income tax provision (benefit)	$67.7	$(661.5)	$80.3
  _______________
(1) The above comparative for fiscal 2021 and fiscal 2020 have reclassified to conform to the current period presentation.

Autodesk’s fiscal 2022 tax expense is primarily driven by the U.S. and foreign tax expense, including withholding taxes on payments made to the United States or to Singapore from foreign sources, offset by shared-based compensation deductions, India withholding tax refunds and generation of federal tax credits.

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2022	2021
Stock-based compensation	$55.8	$39.0
Research and development tax credit carryforwards	249.7	220.4
Foreign tax credit carryforwards	55.9	69.9
Accrued compensation and benefits	5.7	3.4
Other accruals not currently deductible for tax	23.0	14.1
Purchased technology and capitalized software	88.4	48.2
Fixed assets	24.5	8.1
Lease liability	105.7	114.2
Tax loss carryforwards	53.0	65.5
Deferred revenue	389.6	501.5
Other	23.3	40.2
Total deferred tax assets	1,074.6	1,124.5
Less: valuation allowance	(188.3)	(186.5)
Net deferred tax assets	886.3	938.0
Indefinite lived intangibles	(95.4)	(83.1)
Right-of-use assets	(73.7)	(101.6)
Unremitted earnings of foreign subsidiaries	(5.5)	(1.6)
Total deferred tax liabilities	(174.6)	(186.3)
Net deferred tax assets (liabilities)	$711.7	$751.7

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk evaluates whether it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

In evaluating the need for a valuation allowance, prior to fiscal 2021 Autodesk considered global cumulative losses arising from the Company’s business model transition as a significant piece of negative evidence. During fiscal 2021 Autodesk recognized cumulative earnings on a global basis and was profitable in the U.S. and forecasted future cumulative earnings in U.S. jurisdiction for future periods. In the fourth quarter of fiscal 2021, Autodesk released the valuation allowance against the Company’s U.S. deferred tax assets, due to positive evidence indicating that these deferred tax assets are more likely than not to be realized. The Company has retained a valuation allowance against California and Michigan deferred tax assets and deferred tax assets that will convert into a capital loss upon reversal as we do not have sufficient income of the appropriate character to benefit these deferred tax assets. The Company continues to retain a valuation allowance of $60.5 million against foreign deferred tax assets in the Netherlands and Canada as of January 31, 2022, as well as establishing a valuation allowance in Australia.

The valuation allowance increased by $1.8 million in fiscal 2022 primarily due to the generation of deferred tax attributes and the establishment of a valuation allowance in Australia. The valuation allowance decreased by $696.9 million in fiscal 2021 primarily due to the U.S. valuation allowance release of $679.0 million. The valuation allowance increased by $85.6 million in fiscal 2020, primarily due to the generation of deferred tax attributes, net of the fiscal 2020 valuation allowance release of $42.0 million in Singapore.

    We anticipate that the U.S. Department of Treasury and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Cuts and Jobs Act (“TCJA”) will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.

The company has elected to recognize any potential GILTI obligations as an expense in the period it is incurred.

    As of January 31, 2022, Autodesk had $41.0 million of cumulative U.S. federal tax loss carryforwards and $585.4 million of cumulative U.S. state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. The pre-fiscal 2019 U.S. federal tax loss carryforward will expire beginning fiscal 2035 through fiscal 2039. U.S. federal losses generated beginning in fiscal 2019 do not expire and are carried forward indefinitely. The U.S. state tax loss carryforward will expire beginning fiscal 2025 through fiscal 2042.

In addition to U.S. federal and state tax loss carryforwards, the Netherlands, Norway, Singapore, and other foreign jurisdictions incurred tax losses totaling $164.0 million, which may be available to reduce future income tax liabilities. Our Norway and Singapore losses, of $28.7 million and $85.2 million, respectively, have an indefinite expiration period. The Netherlands losses of $41.3 million will expire beginning in fiscal 2026 through fiscal 2028, and have a full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized.

As of January 31, 2022, Autodesk had $190.8 million of cumulative U.S. federal research tax credit carryforwards, $106.5 million of cumulative California state research tax credit carryforwards, and $49.2 million and $1.4 million of cumulative Canadian federal research and Ontario minimum tax credit carryforwards, respectively, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal research tax credit carryforwards will expire beginning fiscal 2026 through fiscal 2042, the state research tax credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian research tax credit carryforwards will expire beginning fiscal 2030 through fiscal 2042. Autodesk also has $119.3 million of cumulative U.S. federal foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. These foreign tax credits will expire beginning fiscal 2025 through fiscal 2032. As discussed above, the California and Canada cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses and credits will not be utilized.

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

As of January 31, 2022, the Company had $206.7 million of gross unrecognized tax benefits, of which $33.6 million would reduce our valuation allowance, if recognized. The remaining $173.1 million would impact the effective tax rate. It is possible that the amount of unrecognized tax benefits will decrease in the next 12 months for an audit settlement of approximately $7.8 million.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2022	2021	2020
Gross unrecognized tax benefits at the beginning of the fiscal year	$198.0	$220.6	$209.0
Increases for tax positions of prior years	9.0	12.7	2.8
Decreases for tax positions of prior years	(6.6)	(41.1)	(0.4)
Increases for tax positions related to the current year	6.7	6.4	11.1
Decreases relating to settlements with taxing authorities	—	—	—
Reductions as a result of lapse of the statute of limitations	(0.4)	(0.6)	(1.9)
Gross unrecognized tax benefits at the end of the fiscal year	$206.7	$198.0	$220.6

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $6.5 million, $4.5 million, and $2.3 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2022, 2021, and 2020, respectively. There was $2.1 million, $2.2 million, and $(0.8) million of net expense for interest and penalties related to tax matters recorded through the consolidated statements of operations for the years ended January 31, 2022, 2021, and 2020, respectively.

    Autodesk’s U.S. and state income tax returns for fiscal 2002 through fiscal 2022 remain open to examination due to either net operating loss or credit carryforward. The Internal Revenue Service notified the Company of examination of the Company’s consolidated federal income tax returns for fiscal 2020 and 2021. This audit commenced in February, 2022.

    Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal 2005 to 2022.

6.     Acquisitions

Fiscal 2022 Acquisitions

The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to Autodesk’s Consolidated Financial Statements.

Upchain

On May 11, 2021, Autodesk acquired 100% of the outstanding stock of Upchain Inc. (“Upchain”), a cloud-based provider of product lifecycle management and product data management systems, for approximately $126.7 million in cash and Autodesk will issue a fixed amount of $13.1 million in common stock at future dates to certain employees in connection with the acquisition for a total consideration of $139.8 million. Of the total consideration transferred, $123.6 million is considered purchase consideration. Of the remaining amount, $13.1 million is accounted for as liability-classified awards and recognized as compensation expense using the straight-line method over the vesting period, and $3.1 million was recorded as stock-based compensation expense during the fiscal year ended January 31, 2022. Issuance of the $13.1 million fixed value in common stock is dependent on the respective employees’ continued employment and vests 40% and 60% on the first and second anniversaries of the closing date, respectively. The number of shares will be determined based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. The number of shares is estimated to be 48,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending January 31, 2022, the last trading day of the fiscal quarter. See also Note 4, “Equity Compensation”.

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

The acquisition-date fair value of the consideration transferred totaled $1,038.1 million, which consisted of $1,035.5 million of cash and 9,277 shares of Autodesk’s restricted common stock at an aggregate fair value of $2.6 million. Of the total consideration transferred, $1,035.5 million is considered purchase consideration. The remaining amount of $2.6 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets”. The 9,277 shares of restricted common stock are subject to forfeiture until the second anniversary of the acquisition closing date. 50% are released from restriction on both the first and second anniversaries subject to continued employment. See also Note 4, “Equity Compensation”.

Other Acquisitions

During the fiscal year ended January 31, 2022, Autodesk completed four additional business combinations. The acquisition-date fair value of the consideration transferred totaled $113.3 million, which consisted of $98.8 million of cash, a fixed amount of $10.6 million in common stock to be issued at future dates to certain employees in connection with the acquisition, 12,782 shares of Autodesk’s restricted common stock at an aggregate fair value of $3.5 million, and $0.4 million of assumed liabilities on behalf of the sellers. Of the total consideration transferred, $99.2 million is considered purchase consideration. The remaining amounts of $3.5 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” and $10.6 million is accounted for as liability-classified awards and recognized as compensation expense using the straight-line method over the vesting period.

Purchase Price Allocation

The acquisitions during fiscal 2022 were accounted for as business combinations. The goodwill recorded was primarily attributable to synergies expected to arise after the acquisition. Goodwill of $86.7 million, $323.5 million, and $69.7 million is deductible for U.S. income tax purposes for Upchain, Innovyze, and other acquisitions, respectively. The transaction costs related to the acquisitions were not material.

The following table summarizes the assets acquired and liabilities assumed by major class for the business combinations that were completed during the fiscal year ended January 31, 2022:

	Innovyze	Upchain	Other	Total
Developed technologies	$93.0	$17.6	$27.0	$137.6
Customer relationships	221.0	10.4	4.7	236.1
Trade name	4.0	0.4	0.5	4.9
Backlog	0.5	—	—	0.5
Goodwill	764.4	98.3	73.5	936.2
Deferred revenue and long-term deferred revenue	(12.3)	(2.6)	(3.5)	(18.4)
Long-term deferred income taxes	(42.4)	(0.7)	(2.5)	(45.6)
Net tangible assets (liabilities)	7.3	0.2	(0.5)	7.0
Total	$1,035.5	$123.6	$99.2	$1,258.3

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

Fiscal 2021 Acquisitions

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

The results of operations for Spacemaker and the other acquisitions were included in the accompanying Consolidated Statement of Operations from the dates of the respective acquisitions. Goodwill of $193.0 million is deductible for U.S. income tax purposes.

Fiscal 2020 Acquisitions

During the fiscal year ended January 31, 2020, Autodesk did not complete any business combinations.

7.     Deferred Compensation

At January 31, 2022, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $89.5 million. Of this amount, $7.1 million was classified as current and $82.4 million was classified as non-current in the Consolidated Balance Sheet. Of the $81.0 million related to investments and deferred compensation liability in a rabbi trust as of January 31, 2021, $7.3 million was classified as current and $73.7 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the deferred compensation liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively. See Note 1, “Business and Summary of Significant Accounting Policies” for a change in the presentation and immaterial correction of an error on the Consolidated Balance Sheets related to the investments in a rabbi trust.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $138.5 million and $120.9 million as of January 31, 2022 and January 31, 2021, respectively. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Consolidated Balance Sheet. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $117.8 million, $96.6 million, and $101.6 million during fiscal years ended January 31, 2022, 2021, and 2020, respectively. Autodesk did not recognize any contract cost impairment losses during the fiscal years ended January 31, 2022, 2021, or 2020.

8.     Borrowing Arrangements

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

In September 2021, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The Credit Agreement replaced and terminated the Company’s existing $650.0 million Amended and Restated Credit Agreement, with an option to be increased up to $1.0 billion, dated as of December 17, 2018, among the Company, the lenders party thereto and Citibank, N.A., as administrative agent. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At January 31, 2022, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At January 31, 2022, Autodesk had no outstanding borrowings under the Credit Agreement.

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

In June 2015, Autodesk issued $300.0 million aggregate principal amount of 4.375% notes due June 15, 2025 (“ 2015 Notes”). Net of a discount of $1.1 million, and issuance costs of $2.5 million, Autodesk received net proceeds of $296.4 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes.

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

The 2021, 2020 Notes, 2017 Notes, 2015 Notes and the 2012 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All Notes contain restrictive covenants that limit Autodesk’s ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets, subject to important qualifications and exceptions.

Based on the quoted market prices, the approximate fair value of the notes as of January 31, 2022, were as follows:

	Aggregate Principal Amount	Fair value
2012 Notes	$350.0	$355.8
2015 Notes	300.0	320.4
2017 Notes	500.0	525.8
2020 Notes	500.0	503.3
2021 Notes	1,000.0	956.7

The expected future principal payments for all borrowings as of January 31, 2022, were as follows:

Fiscal year ending
2023	$350.0
2024	—
2025	—
2026	300.0
2027	—
Thereafter	2,000.0
Total principal outstanding	$2,650.0

9. Leases

Autodesk has operating leases for real estate, vehicles and certain equipment. Leases have remaining lease terms of less than 1 year to 68 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 8 years. Options to extend the lease are included in the lease liability if they are reasonably certain of being exercised. Options to terminate are considered in determining the lease liability if they are reasonably certain of being exercised. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Consolidated Statement of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “accounts payable and other liabilities” line in the Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.
During the fiscal year ended January 31, 2022, Autodesk vacated certain leased office facilities in connection with Autodesk’s move to a more hybrid workforce. Autodesk recorded total impairment and accelerated depreciation charges of $103.7 million, consisting of operating lease right-of-use assets of $74.8 million and computer equipment, software, furniture, and leasehold improvements of $28.9 million. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies.” The operating lease right-of-use assets and other lease-related assets charges are included in “general and administrative” in the Company’s Consolidated Statements of Operations.

The components of lease cost were as follows:

	Fiscal Year Ended January 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$8.1	$2.3	$43.2	$30.3	$14.4	$98.3
Variable lease cost	1.0	0.3	5.4	3.8	1.9	12.4

	Fiscal Year Ended January 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$7.2	$1.9	$45.0	$29.2	$18.1	$101.4
Variable lease cost	0.9	0.2	5.3	3.5	2.1	12.0

Supplemental operating cash flow information related to leases was as follows:

	Fiscal Year Ended January 31, 2022	Fiscal Year Ended January 31, 2021
Cash paid for operating leases included in operating cash flows (1)	$106.8	$96.3
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	52.9	67.4
  _______________
(1) Includes $12.4 million and $12.0 million in variable lease payments not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Consolidated Balance Sheet for fiscal years ended January 31, 2022 and 2021, respectively.

The weighted average remaining lease term for operating leases is 6.9 and 7.3 years at January 31, 2022 and 2021, respectively. The weighted average discount rate was 2.46% and 2.69% at January 31, 2022 and 2021, respectively,

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2023	$95.8
2024	87.1
2025	66.4
2026	56.0
2027	38.0
Thereafter	124.1
467.4
Less imputed interest	35.0
Present value of operating lease liabilities	$432.4

As of January 31, 2022, Autodesk had no additional operating lease minimum lease payments for executed leases that have not yet commenced.

10.     Commitments and Contingencies

Purchase Commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2022, were approximately $317.6 million for periods through fiscal 2032. These purchase commitments primarily result from contracts entered into for the acquisition of cloud services, marketing, and commitments related to our investment agreements with limited liability partnership funds.

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a fixed rate over a specified period, dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of subscription and maintenance revenue and cost of other revenue on Autodesk’s Consolidated Statements of Operations, was $15.8 million in fiscal 2022, $14.9 million in fiscal 2021, and $14.3 million in fiscal 2020.

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

11.     Stock Repurchase Program

Autodesk has a stock repurchase program that is used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired approximately 4.0 million shares in fiscal 2022 at an average repurchase price of $275.50 per share, 2.6 million shares in fiscal 2021 at an average repurchase price of $207.61 per share, and 2.7 million shares in fiscal 2020 at an average repurchase price of $168.63 per share.

At January 31, 2022, 8.1 million shares remained available for repurchase under the repurchase program approved by the Board of Directors. The share repurchase program does not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, cash requirements for acquisitions, economic and market conditions, stock price and legal and regulatory requirements.

12.    Interest and Other Expense, net

Interest and other expense, net, consists of the following:

	Fiscal Year Ended January 31,
	2022	2021	2020
Interest and investment expense, net	$(65.0)	$(51.1)	$(54.0)
Gain on foreign currency	0.4	3.5	3.9
Gain (loss) on strategic investments	4.0	(41.7)	(3.3)
Other income	7.7	6.9	5.2
Interest and other expense, net	$(52.9)	$(82.4)	$(48.2)

13.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2020	$8.4	$4.7	$(22.8)	$(150.6)	$(160.3)
Other comprehensive (loss) income before reclassifications	(33.1)	1.5	0.3	64.3	33.0
Pre-tax (gain) loss reclassified from accumulated other comprehensive income	(4.4)	0.1	1.5	—	(2.8)
Tax effects	5.0	0.1	(0.3)	(0.6)	4.2
Net current period other comprehensive (loss) income	(32.5)	1.7	1.5	63.7	34.4
Balances, January 31, 2021	(24.1)	6.4	(21.3)	(86.9)	(125.9)
Other comprehensive income (loss) before reclassifications	39.4	11.7	0.7	(63.2)	(11.4)
Pre-tax loss reclassified from accumulated other comprehensive income	17.2	0.1	4.7	—	22.0
Tax effects	(8.3)	—	(0.7)	0.3	(8.7)
Net current period other comprehensive income (loss)	48.3	11.8	4.7	(62.9)	1.9
Balances, January 31, 2022	$24.2	$18.2	$(16.6)	$(149.8)	$(124.0)

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

14.     Net Income Per Share

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding during the period and potentially dilutive common shares, including the effect of restricted stock units, performance share awards, and stock options using the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Fiscal Year Ended January 31,
	2022	2021	2020
Numerator:
Net income	$497.0	$1,208.2	$214.5
Denominator:
Weighted average shares for basic net income per share	219.7	219.4	219.7
Effect of dilutive securities	2.3	2.7	2.8
Weighted average shares for dilutive net income per share	222.0	222.1	222.5
Basic net income per share	$2.26	$5.51	$0.98
Diluted net income per share	$2.24	$5.44	$0.96

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. The effect of 0.2 million and 0.1 million potentially anti-dilutive shares were excluded from the computation of diluted net income per share for the fiscal years ended January 31, 2022 and 2021, respectively. There were no potentially anti-dilutive shares excluded from the computation of diluted net income per share for the fiscal year ended January 31, 2020.

15.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 75% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $24.3 million in fiscal 2022, $21.6 million in fiscal 2021, and $21.4 million in fiscal 2020. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

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

The projected benefit obligation was $106.7 million and $110.0 million as of January 31, 2022, and January 31, 2021, respectively. The accumulated benefit obligation was $99.5 million and $105.2 million as of January 31, 2022, and January 31, 2021, respectively. The related fair value of plan assets was $112.5 million and $107.2 million as of January 31, 2022, and January 31, 2021, respectively. Our defined pension plan assets are measured at fair value and consist primarily of insurance contracts categorized as level 2 in the fair value hierarchy and an investment fund valued using net asset value. The insurance contracts represent the immediate cash surrender value of assets managed by qualified insurance companies. The assets held in the investment fund are invested in a diversified growth fund actively managed by a third party.

Autodesk recognized an aggregate pension liability for the funded status of $9.3 million and $12.1 million in “Long-term other liabilities” on the Consolidated Balance Sheet as of January 31, 2022, and January 31, 2021, respectively. Our total net periodic pension plan cost was $2.6 million, $2.8 million and $3.7 million for fiscal years 2022, 2021, and 2020, respectively.

Our expected funding for the plans during fiscal 2023 is approximately $4.8 million.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2023	$2.9
2024	1.8
2025	4.0
2026	3.4
2027	3.2
2028-2032	19.9
Total	$35.2

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $38.3 million in fiscal 2022, $31.7 million in fiscal 2021, and $28.7 million in fiscal 2020.

Cash Balance Plans

Autodesk provides a cash balance plan that insures the risks of disability, death, and longevity, in which the vested pension capital is reinvested and provides a 100% capital and interest guarantee. The weighted-average guaranteed interest crediting rate for cash balance plans was 1%, 1%, and 1% for mandatory retirement savings and 0.3%, 0.1%, and 0.1% for supplementary retirement savings for fiscal 2022, 2021, and 2020, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. (the Company) as of January 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2022 expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, revenue is recognized when the Company's offerings are delivered to customers, in an amount that reflects the consideration expected in exchange for products and services. The Company’s contracts with customers often contain multiple performance obligations. For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price (“SSP”) of each obligation.

Auditing the Company’s revenue recognition was challenging and complex due to the effort required to analyze the accounting treatment for the Company’s various software product and service offerings in accordance with ASC 606, Revenue from Contracts with Customers. This involved assessing the impact of terms and conditions of new or amended contracts with customers or new product or service offerings, the determination of the relative standalone selling prices for each distinct performance obligation and the timing of recognition of revenue.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's identification and evaluation of performance obligations, determination of the relative standalone selling price for each performance obligation, and the determination of the timing of recognition of revenue.

Among other procedures, to evaluate management’s identification and evaluation of the performance obligations and timing of revenue recognition, we read executed contracts for a sample of sales transactions to understand the contract, identified the promised goods and services in the contract and identified the distinct performance obligations. To test management’s determination of relative standalone selling price for each performance obligation, we assessed the appropriateness of the methodology applied, tested mathematical accuracy of the underlying data and calculations, and tested a sample of sales transactions to corroborate the data underlying the Company’s calculations.

Valuation of Innovyze intangible assets
Description of the Matter
During fiscal 2022, the Company completed its acquisition of Storm UK Holdco Limited, the parent of Innovyze, Inc., for consideration of $1,038.1 million, as disclosed in Note 6 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty of the key assumptions in determining the fair values of the customer relationships of $221.0 million. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models and the sensitivity of the fair values to certain underlying significant assumptions. In particular for the customer relationships intangible, the significant assumptions include the projections of future revenue and the impact of customer attrition. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for acquisitions. Our tests included controls over the estimation process supporting the recognition and measurement of customer relationships intangible assets. We also tested management’s review of assumptions used in the valuation models.

To test the estimated fair value of the customer relationships intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. Specifically, when assessing the key assumptions, we focused on the projections of future revenue and the impact of customer attrition for the customer relationships intangible asset.

                                /s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1983.

San Francisco, California
March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autodesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.

As indicated in the accompanying management’s report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”), which is included in the January 31, 2022 consolidated financial statements of the Company and constituted less than 1% of total assets as of January 31, 2022 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Innovyze.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of January 31, 2022, and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 14, 2022, expressed an unqualified opinion thereon.

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
March 14, 2022

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission (“SEC”), and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2022.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”), which we acquired March 31, 2021, as discussed in Note 6, “Acquisitions,” of the Notes to the Consolidated Financial Statements. The exclusion represents internal control over financial reporting of approximately 1% of consolidated net revenue and less than 1% of consolidated total assets. We have included the financial results of Innovyze in the consolidated financial statements from the date of acquisition.

Our management has concluded that, as of January 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8 herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of March 14, 2022, regarding our executive officers.

Name	Age	Position
Andrew Anagnost	57	President and Chief Executive Officer
Deborah L. Clifford	47	EVP and Chief Financial Officer
Steve M. Blum	57	Chief Operating Officer
Pascal W. Di Fronzo	57	EVP, Corporate Affairs, Chief Legal Officer & Secretary

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

Deborah L. Clifford joined Autodesk as Executive Vice President and Chief Financial Officer in March 2021. Ms. Clifford previously served as Chief Financial Officer of SVMK Inc. (“SurveyMonkey”), an online survey software company, since July 2019. Prior to joining SurveyMonkey, Ms. Clifford served as Vice President of Financial Planning and Analysis at Autodesk from January 2018 to July 2019, and had served in various finance positions at Autodesk since September 2005, including as Vice President, Division Finance from July 2014 to December 2017.

Steven M. Blum joined Autodesk in January 2003 and has served as Executive Vice President and Chief Operating Officer since November 1, 2022. He previously served as Executive Vice President and Chief Revenue Officer from December 2020 through January 2022 and as Vice President and Chief Revenue Officer from August 2020 to December 2020. Mr. Blum served as Executive Vice President, Worldwide Field Operations from December 2020 to November 2021 and as Senior Vice President, Worldwide Field Operations from September 2017 to December 2020. Mr. Blum served as Senior Vice President, Worldwide Sales and Services from February 2011 to September 2017. From January 2003 to February 2011, he served as Senior Vice President of Americas Sales. Prior to this position, Blum was Executive Vice President of Sales and Account Management for Parago, Inc. Blum also held positions at Mentor Graphics, most recently serving as Vice President of America's sales. Before joining Mentor Graphics, he held engineering and sales positions at NCR Corporation and Advanced Micro Devices.

Pascal W. Di Fronzo joined Autodesk in June 1998 and has served as Executive Vice President, Corporate Affairs, Chief Legal Officer & Secretary since December 2016. Mr. Di Fronzo is expected to retire as of May 9, 2022. Mr. Di Fronzo served as Senior Vice President, General Counsel and Secretary from March 2007 to December 2016. From March 2006 to March 2007, Mr. Di Fronzo served as Vice President, General Counsel and Secretary, and served as Vice President, Assistant General Counsel and Assistant Secretary from March 2005 through March 2006. Previously, Mr. Di Fronzo served in other business and legal capacities in our Legal Department. Prior to joining Autodesk, he advised high technology and emerging growth companies on business and intellectual property transactions and litigation while in private practice.

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

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report:

1.Financial Statements: The information concerning Autodesk’s financial statements, and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42), San Francisco, California, required by this Item is incorporated by reference herein to the section of this Report in Item 8, entitled “Financial Statements and Supplementary Data.”

2.Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2022, 2021, and 2020, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

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

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)FINANCIAL STATEMENT SCHEDULE

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2022
Partner program reserves (1)	$64.0	623.0	622.8	$64.2
Fiscal Year Ended January 31, 2021
Partner program reserves (1)	$60.4	491.9	488.3	$64.0
Fiscal Year Ended January 31, 2020
Partner Program reserves (1)	$51.7	453.7	445.0	$60.4
 ____________________
(1)The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

ITEM 16FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant		10-K	000-14338	3.1	3/20/2006
3.2	Amended and Restated Bylaws of Registrant		8-K	000-14338	3.1	3/23/2020
4.1	Indenture dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	12/13/2012
4.2	First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.2	12/13/2012
4.3	Third Supplemental Indenture (including Form of Notes) dated June 8, 2017, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	6/8/2017
4.4	Fourth Supplemental Indenture (including Form of Notes) dated January 14, 2020, by and between the Registrant and U.S. National Bank Association		8-K	000-14338	4.1	1/14/2020
4.5	Fifth Supplemental Indenture, dated October 7, 2021, by and between Autodesk, Inc. and U.S. Bank National Association, including Form of Note for Autodesk, Inc.’s 2.400% Notes due 2031		8-K	000-14338	4.1	10/7/2021
4.6	Description of Registrant's Capital Stock		10-K	000-14338	4.6	3/19/2020
10.1*	Description of Registrant's Performance Stock Unit Program		8-K	000-14338		3/26/2018
10.2*	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of June 12, 2018		10-Q	000-14338	10.3	8/30/2018
10.3*	Registrant’s 1998 Employee Qualified Stock Purchase Plan Forms of Subscription Agreement, as amended and restated		10-Q	000-14338	10.5	8/30/2016
10.4*	Registrant's 2012 Employee Stock Plan, as amended and restated effective as of June 12, 2018		10-Q	000-14338	10.2	8/30/2018
10.5*	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.2	8/30/2016
10.6*	Registrant's 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.3	8/30/2016
10.7*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement		8-K	000-14338	10.2	3/13/2012
10.8*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees)		8-K	000-14338	10.4	3/13/2012
10.9*	PlanGrid, Inc. 2012 Equity Incentive Plan		S-8	333-228934	99.1	12/21/2018
10.10*	Amended and Restated BuildingConnected, Inc. 2013 Stock Plan		S-8	333-229346	99.1	1/24/2019
10.11*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated		10-K	000-14338	10.18	3/21/2017
10.12*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		8-K	000-14338	10.5	3/13/2012
10.13*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		10-Q	000-14338	10.1	6/4/2019
10.14*	Registrant’s Executive Incentive Plan, as amended and restated		10-K	000-14338	10.23	3/23/2016
10.15*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010		10-Q	000-14338	10.1	12/8/2009
10.16*	Executive Change in Control Program, as amended and restated		8-K	000-14338	10.1	12/21/2016
10.17*	Sub-Plan of the Autodesk, Inc. 1998 Employee Qualified Stock Purchase Plan, as amended and restated		10-K	000-14338	10.17	3/25/2019
10.18*	Form of Indemnification Agreement executed by the Registrant and each of its officers and directors		10-K	000-14338	10.8	3/31/2005
10.19	Form of Qualified Retirement Agreement under the Autodesk Amended and Restated Severance Plan and Summary Plan Description dated March 25, 2021		10-Q	000-14338	10.1	9/1/2021
10.20*	Employment Agreement, dated as of June 19, 2017, by and between the Registrant and Andrew Anagnost		8-K	000-14338	10.1	6/19/2017
10.21*	Deborah Clifford Offer Letter dated February 12, 2021		10-Q	000-14338	10.1	6/3/2021
10.22*	Autodesk, Inc. Amended and Restated Severance Plan and Summary Plan Description dated March 25, 2021		10-Q	000-14338	10.2	6/3/2021
10.23*	Registrant's 2012 Employee Stock Plan Form of Retirement Restricted Stock Unit Agreement, as amended and restated		10-K	000-14338	10.21	3/19/2021

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.24*	Office Lease between Registrant and the J.H.S. Trust for 111 McInnis Parkway, San Rafael, CA, as amended		10-Q	000-14338	10.1	10/31/2004
10.25	Fourth Amendment to Lease between Registrant and the J.H.S. Holdings L.P. for 111 McInnis Parkway, San Rafael, CA		10-K	000-14338	10.30	3/19/2010
10.26	Amended and Restated Credit Agreement, dated September 30, 2021, by and among Autodesk, Inc., the lenders from time to time party thereto and Citibank, N.A., as administrative agent, and the other parties thereto		8-K	000-14338	10.1	10/4/2021
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS ††	XBRL Instance Document
101.SCH ††	XBRL Taxonomy Extension Schema
101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF ††	XBRL Taxonomy Extension Definition Linkbase
101.LAB ††	XBRL Taxonomy Extension Label Linkbase
101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
President and Chief Executive Officer
Dated:	March 14, 2022

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 14, 2022.

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