Form 10-Q
period 2022-04-30
Autodesk, Inc.
filed 2022-06-02
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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

As of May 27, 2022, registrant had outstanding 217,272,205 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2022	2021
Net revenue:
Subscription	$1,089	$927
Maintenance	18	19
Total subscription and maintenance revenue	1,107	946
Other	63	43
Total net revenue	1,170	989
Cost of revenue:
Cost of subscription and maintenance revenue	84	68
Cost of other revenue	19	14
Amortization of developed technologies	14	10
Total cost of revenue	117	92
Gross profit	1,053	897
Operating expenses:
Marketing and sales	419	377
Research and development	289	266
General and administrative	120	112
Amortization of purchased intangibles	11	8
Total operating expenses	839	763
Income from operations	214	134
Interest and other expense, net	(19)	(3)
Income before income taxes	195	131
(Provision) benefit for income taxes	(49)	25
Net income	$146	$156
Basic net income per share	$0.67	$0.71
Diluted net income per share	$0.67	$0.70
Weighted average shares used in computing basic net income per share	217	220
Weighted average shares used in computing diluted net income per share	219	222

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2022	2021
Net income	$146	$156
Other comprehensive (loss) income, net of reclassifications:
Net gain on derivative instruments (net of tax effect of $(8) and $(2), respectively)	55	10
Change in net unrealized (loss) gain on available-for-sale debt securities (net of tax effect of zero for all periods presented)	(1)	4
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	(3)	—
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of zero and $(2), respectively)	(75)	10
Total other comprehensive (loss) income	(24)	24
Total comprehensive income	$122	$180

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,518	$1,528
Marketable securities	67	236
Accounts receivable, net	384	716
Prepaid expenses and other current assets	389	284
Total current assets	2,358	2,764
Long-term marketable securities	39	45
Computer equipment, software, furniture and leasehold improvements, net	162	162
Operating lease right-of-use assets	303	305
Intangible assets, net	479	494
Goodwill	3,642	3,604
Deferred income taxes, net	759	741
Long-term other assets	519	492
Total assets	$8,261	$8,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135	$121
Accrued compensation	220	341
Accrued income taxes	50	30
Deferred revenue	2,809	2,863
Operating lease liabilities	77	87
Current portion of long-term notes payable, net	350	350
Other accrued liabilities	160	217
Total current liabilities	3,801	4,009
Long-term deferred revenue	940	927
Long-term operating lease liabilities	347	346
Long-term income taxes payable	37	20
Long-term deferred income taxes	34	29
Long-term notes payable, net	2,279	2,278
Long-term other liabilities	142	149
Stockholders’ equity:
Common stock and additional paid-in capital	2,972	2,923
Accumulated other comprehensive loss	(148)	(124)
Accumulated deficit	(2,143)	(1,950)
Total stockholders’ equity	681	849
Total liabilities and stockholders’ equity	$8,261	$8,607

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2022	2021
Operating activities:
Net income	$146	$156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	38	33
Stock-based compensation expense	152	116
Deferred income taxes	(22)	19
Lease-related asset impairments	2	—
Other	27	19
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	332	324
Prepaid expenses and other assets	(23)	(126)
Accounts payable and other liabilities	(218)	(182)
Deferred revenue	(38)	(28)
Accrued income taxes	38	5
Net cash provided by operating activities	434	336
Investing activities:
Purchases of marketable securities	(29)	—
Sales and maturities of marketable securities	202	4
Capital expenditures	(12)	(20)
Purchases of developed technologies	(4)	(1)
Business combinations, net of cash acquired	(96)	(1,032)
Other investing activities	(30)	9
Net cash provided by (used in) investing activities	31	(1,040)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	67	64
Taxes paid related to net share settlement of equity awards	(70)	(55)
Repurchases of common stock	(457)	(151)
Net cash used in financing activities	(460)	(142)
Effect of exchange rate changes on cash and cash equivalents	(15)	(3)
Net decrease in cash and cash equivalents	(10)	(849)
Cash and cash equivalents at beginning of period	1,528	1,772
Cash and cash equivalents at end of period	$1,518	$923

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued related to business combination	$10	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2022, and for the three months ended April 30, 2022 and 2021, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2022, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2023, or for any other period. Further, the balance sheet as of January 31, 2022, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2022. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed on March 14, 2022.

Change in presentation

During the quarter ended April 30, 2022, the Company changed its presentation of certain subscription plan offerings in our Condensed Consolidated Statements of Operations. Revenue from subscription plan offerings in which the customer does not utilize the cloud functionality or that do not incorporate substantial cloud functionality, previously recorded in “Subscription” have been reclassified to “Other” and “Maintenance,” as applicable. Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects. These reclassifications did not impact total net revenue.

The effect of the change on the Condensed Consolidated Statements of Operations for the three months ended April 30, 2021, was as follows:

	As Reported Three Months Ended April 30, 2021	Effect of Change in Presentation	As Adjusted Three Months Ended April 30, 2021
Net revenue:
Subscription	$948	$(21)	$927
Other	22	21	43
Total net revenue	989	—	989

In the current fiscal year, the Company changed its rounding presentation to the nearest whole number in millions of reported amounts, except per share data or as otherwise noted. The current year rounding presentation has been applied to all prior year amounts presented and, in certain circumstances, this change may adjust previously reported balances.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2022, that are applicable to the Company.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended April 30,
	2022	2021
Net revenue by product family:
Architecture, Engineering and Construction	$518	$443
AutoCAD and AutoCAD LT	346	285
Manufacturing	225	197
Media and Entertainment	68	55
Other	13	9
Total net revenue	$1,170	$989

Net revenue by geographic area:
Americas
U.S.	$398	$324
Other Americas	86	67
Total Americas	484	391
Europe, Middle East and Africa	449	383
Asia Pacific	237	215
Total net revenue	$1,170	$989

Net revenue by sales channel:
Indirect	$769	$661
Direct	401	328
Total net revenue	$1,170	$989

Net revenue by product type:
Design	$1,004	$865
Make	103	81
Other	63	43
Total net revenue	$1,170	$989

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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of April 30, 2022, Autodesk had remaining performance obligations of $4.68 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.14 billion or 67% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.54 billion or 33% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of April 30, 2022. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended April 30, 2022 and 2021, that was included in the deferred revenue balances at January 31, 2022 and 2021, was $987 million and $838 million, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 36% of Autodesk’s total net revenue during both the three months ended April 30, 2022 and 2021. The majority of the net revenue from sales to Tech Data is for sales outside of the United States. In addition, Tech Data accounted for 28% and 24% of trade accounts receivable at April 30, 2022, and January 31, 2022, respectively. Ingram Micro Inc. (“Ingram Micro”) accounted for 9% and 10% of Autodesk's total net revenue during the three months ended April 30, 2022 and 2021, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' by significant investment category as of April 30, 2022, and January 31, 2022:

	April 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$531	$—	$—	$531
Commercial paper	117	—	—	117
U.S. government securities	20	—	—	20
Agency discount notes	8	—	—	8
Other (2)	8	—	—	8
Marketable securities:
Short-term
Corporate debt securities	28	—	—	28
Asset backed securities	20	—	—	20
Certificates of deposit	10	—	—	10
Commercial paper	6	—	—	6
Other (3)	1	2	—	3
Long-term
Corporate debt securities	39	—	—	39
Mutual funds (4) (5)	78	8	(1)	85
Convertible debt securities (5)	3	—	—	3
Total	$869	$10	$(1)	$878
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of custody cash deposits, sovereign bonds, asset backed securities, and certificates of deposit.
(3)Consists of common stock and municipal bonds.
(4)See Note 12, “Deferred Compensation” for more information.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$302	$—	$—	$302
Commercial paper	55	—	—	55
U.S government securities	25	—	—	25
Custody cash deposit	18	—	—	18
Corporate debt securities	18	—	—	18
Certificates of deposit	6	—	—	6
Other (2)	4	—	—	4
Marketable securities:
Short-term
Commercial paper	103	—	—	103
Corporate debt securities	61	—	—	61
Asset backed securities	26	—	—	26
Certificate of deposit	14	—	—	14
U.S. government securities	13	—	—	13
Municipal bonds	11	—	—	11
Common Stock	—	4	—	4
Other (3)	4	—	—	4
Long-term
Corporate debt securities	44	—	—	44
Other (4)	1	—	—	1
Mutual funds (5) (6)	74	16	(1)	89
Total	$779	$20	$(1)	$798
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of sovereign bonds and municipal bonds.
(3)Consists of sovereign bonds and supranational bonds.
(4)Consists of asset backed securities.
(5)See Note 12, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of April 30, 2022:

Fair Value
Due within 1 year	$33
Due in 1 year through 5 years	71
Total	$104

As of both April 30, 2022, and January 31, 2022, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three months ended April 30, 2022.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both April 30, 2022, and January 31, 2022. There were no write offs of accrued interest receivables for both the three months ended April 30, 2022 and 2021.

There was no realized gain or loss for the sales or redemptions of marketable debt securities during both the three months ended April 30, 2022 and 2021. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended April 30,
	2022	2021
Marketable debt securities	$202	$4

Strategic investment equity securities

As of April 30, 2022, and January 31, 2022, Autodesk had $157 million and $134 million, respectively, in direct investments in privately held companies. These strategic investment equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Three Months Ended April 30,		Cumulative Amount as of
	2022	2021	April 30, 2022
Upward adjustments	$—	$1	$23
Negative adjustments, including impairments	(2)	(4)	(79)
Net adjustments	$(2)	$(3)	$(56)

During the three months ended April 30, 2022, Autodesk recognized no gains on the disposition of strategic investment equity securities. During the three months ended April 30, 2021, Autodesk recognized gains of $8 million on the disposition of strategic investment equity securities.

Fair Value

Autodesk applies fair value accounting for certain financial assets and liabilities, which consist of cash equivalents, marketable securities, and other financial instruments, on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of April 30, 2022, and January 31, 2022:

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$531	$—	$—	$531
Commercial paper	—	117	—	117
U.S. government securities	—	20	—	20
Agency discount notes	—	8	—	8
Other (2)	3	5	—	8
Marketable securities:
Short-term
Corporate debt securities	—	28	—	28
Asset backed securities	—	20	—	20
Certificates of deposit	—	10	—	10
Commercial paper	—	6	—	6
Other (3)	2	1	—	3
Long-term
Corporate debt securities	—	39	—	39
Long-term other assets:
Mutual funds (4) (5)	85	—	—	85
Convertible debt securities	—	—	3	3
Derivative assets (5):
Derivative contract assets	—	94	—	94
Strategic investments derivative assets	—	—	2	2
Derivative liabilities (6):
Derivative contract liabilities	—	(20)	—	(20)
Total	$621	$328	$5	$954
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of custody cash deposits, sovereign bonds, asset backed securities, and certificates of deposit.
(3)Consists of common stock and municipal bonds.
(4)See Note 12, “Deferred Compensation” for more information.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.
(6)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$302	$—	$—	$302
Commercial paper	—	55	—	55
U.S government securities	—	25	—	25
Custody cash deposit	18	—	—	18
Corporate debt securities	—	18	—	18
Certificates of deposit	—	6	—	6
Other (2)	—	4	—	4
Marketable securities:
Short-term
Commercial paper	—	103	—	103
Corporate debt securities	—	61	—	61
Asset backed securities	—	26	—	26
Certificate of deposit	—	14	—	14
U.S. government securities	—	13	—	13
Municipal bonds	—	11	—	11
Common Stock	4	—	—	4
Other (3)	—	4	—	4
Long-term
Corporate debt securities	—	44	—	44
Other (4)	—	1	—	1
Long-term other assets:
Mutual funds (5) (6)	89	—	—	89
Derivative assets:
Derivative contract assets (6)	—	18	—	18
Derivative liabilities:
Derivative contract liabilities (7)	—	(11)	—	(11)
Total	$413	$392	$—	$805
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of sovereign bonds and municipal bonds.
(3)Consists of sovereign bonds and supranational bonds.
(4)Consists of asset backed securities.
(5)See Note 12, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2022, is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Contract	Convertible Debt Securities	Total
Balances, January 31, 2022	$—	$—	$—
Purchases	2	3	5
Balances, April 30, 2022	$2	$3	$5

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the three months ended April 30, 2022, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2022	4,033	$251.17
Granted	2,738	199.16
Vested	(1,018)	256.17
Canceled/Forfeited	(161)	242.48
Performance Adjustment (1)	(2)	299.07
Unvested restricted stock units at April 30, 2022	5,590	$225.12
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2022 performance period. The performance stock units were attained at rates ranging from 87% to 113% of the target award.

The fair value of the shares vested during the three months ended April 30, 2022 and 2021, was $214 million and $149 million, respectively.

During the three months ended April 30, 2022, Autodesk granted 2,392 thousand restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $117 million and $90 million during the three months ended April 30, 2022 and 2021, respectively.

During the three months ended April 30, 2022, Autodesk granted 231 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2023 as well as 1-year Relative TSR (covering year one).

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

The performance criteria for the performance stock units vested during the three months ended April 30, 2022, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Additionally, during the three months ended April 30, 2022, Autodesk granted 115 thousand performance stock units, as part of a program offering certain employees the option to receive equity in lieu of the opportunity to receive an annual cash incentive award. The ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue and Non-GAAP income from operations targets adopted by the Compensation and Human Resource Committee. The fair value of these performance stock units is expensed using the accelerated attribution method over the one-year vesting period.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $15 million and $12 million for the three months ended April 30, 2022 and 2021, respectively.

Common Stock

Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2021 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the closing price of Autodesk’s common stock at the issuance date. During fiscal 2022, Autodesk issued 8,300 shares at an aggregate fair value of $3 million. Remaining shares to be issued are estimated to be 11 thousand based on the closing price of Autodesk’s common stock on April 29, 2022, the last trading day of the fiscal quarter. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

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

Autodesk agreed to issue a fixed amount of $13 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. Shares to be issued are estimated to be 58 thousand based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on April 29, 2022, the last trading day of the fiscal quarter. The awards are accrued as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk agreed to issue a fixed amount of $11 million in common stock at a future date to certain employees in connection with other fiscal 2022 acquisitions. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. Shares to be issued are estimated to be 48 thousand based on the closing price of Autodesk’s common stock on April 29, 2022, the last trading day of the fiscal quarter. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. Additionally, Autodesk issued 12,782 shares of restricted common stock to certain employees in connection with these fiscal 2022 acquisitions. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the vesting period.

Autodesk issued 40,289 shares of restricted common stock to certain employees in connection with a fiscal 2023 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. Additionally, Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2023 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. Shares to be issued are estimated to be 22 thousand based on the closing price of Autodesk’s common stock on April 29, 2022, the last trading day of the fiscal quarter. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. See Note 8, “Acquisitions,” for further information.

Autodesk recorded stock-based compensation expense related to common stock shares of $10 million and $3 million for the three months ended April 30, 2022 and 2021, respectively.

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

A summary of the ESPP activity for the three months ended April 30, 2022 and 2021, is as follows:

	Three Months Ended April 30,
	2022	2021
Issued shares (in thousands)	377	490
Average price of issued shares	$173.83	$128.02
Weighted average grant date fair value of shares granted under the ESPP (1)	$69.19	$91.17
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

During the three months ended April 30, 2022, Autodesk reset the price for certain offering dates in connection with Autodesk’s ESPP as Autodesk’s closing stock price for the respective offering dates was above the closing stock price on March 31, 2022, which triggered a new 24-month offering period through March 31, 2024, resulting in modification expense of approximately $18 million to be recognized over the new offering period.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2022 and 2021, respectively, as follows:

	Three Months Ended April 30,
	2022	2021
Cost of subscription and maintenance revenue	$8	$5
Cost of other revenue	3	2
Marketing and sales	62	48
Research and development	59	47
General and administrative	23	14
Stock-based compensation expense related to stock awards and ESPP purchases	155	116
Tax expense (benefit)	6	(16)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$161	$100

Stock-based Compensation Expense Assumptions

Autodesk determines the grant date fair value of its share-based payment awards using a BSM option pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses the Monte Carlo simulation model. The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Three Months Ended April 30, 2022		Three Months Ended April 30, 2021
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatility	39.4 - 40.7%	38.3 - 42.7%	36.9%	36.5 - 41.8%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	1.2 - 1.6%	0.9 - 1.9%	0.1%	0.1 - 0.2%

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

7. Income Tax

 Autodesk had income tax expense of $49 million, relative to pre-tax income of $195 million for the three months ended April 30, 2022, and income tax benefit of $25 million, relative to pre-tax income of $131 million for the three months ended April 30, 2021. Income tax expense for the three months ended April 30, 2022, reflects an increase in tax expense relating to stock-based compensation and final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the U.S. Tax Cuts and Jobs Act (“Tax Act”). In addition, fiscal 2022 included a non-recurring discrete tax benefit relating to the Supreme Court decision in India on the taxability of software license payments to nonresidents.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on our Netherlands, Canada, Australia, California, Michigan, and U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

As of April 30, 2022, the Company had $212 million of gross unrecognized tax benefits, of which $34 million would reduce our valuation allowance, if recognized. The remaining $178 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will decrease in the next 12 months for an audit settlement of approximately $7 million.

8. Acquisitions

The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statements of Operations since the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition are not material to Autodesk’s Condensed Consolidated Financial Statements.

During the three months ended April 30, 2022, Autodesk completed two business combinations. The acquisition-date fair value of the consideration transferred totaled $114 million, which consisted of $96 million of cash, 40,289 shares of Autodesk’s restricted common stock at an aggregate fair value of $10 million, and Autodesk will issue a fixed amount of $5 million in common stock at future dates to certain employees. Of the total consideration transferred, $97 million is considered purchase consideration. Of the remaining amount, $10 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense using the straight-line method over the vesting period, $5 million was accounted for as liability-classified awards and will be recognized as compensation expense using the straight-line method over the vesting period and $2 million was recorded as stock-based compensation expense during the fiscal quarter ended April 30, 2022. The 40,289 shares of restricted common stock are subject to forfeiture until the second anniversary of the acquisition closing date. The shares are released on the first and second anniversaries, 40% and 60%, respectively, subject to continued employment. Issuance of the $5 million fixed value in common stock is dependent on the respective employees’ continued employment and vests 40% and 60% on the first and second anniversaries of the closing date, respectively. The number of shares will be determined based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. The number of shares is estimated to be 22,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending April 29, 2022, the last trading day of the fiscal quarter. See also Note 6, “Equity Compensation”.

Purchase Price Allocation

The acquisitions were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of each respective acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the respective acquisition. Goodwill of $43 million is deductible for U.S. income tax purposes. The transaction costs related to the acquisitions were not material.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the three months ended April 30, 2022:

Aggregated Total
Developed technologies	$8
Customer relationships	4
Goodwill	85
Deferred revenue and long-term deferred revenue	(2)
Long-term deferred income taxes	1
Net tangible assets	1
Total	$97

For the business combinations, the allocation of purchase price consideration to certain assets and liabilities as well as the final amount of purchase consideration is not yet finalized. For the items not yet finalized, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for intangible assets, tax assets and liabilities, deferred revenue, and residual goodwill.

9. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of April 30, 2022, and January 31, 2022:

	April 30, 2022
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$661	$(378)	$283
Developed technologies	855	(674)	181
Trade names and patents	116	(101)	15
Total intangible assets	$1,632	$(1,153)	$479
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2022
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$667	$(375)	$292
Developed technologies	847	(661)	186
Trade names and patents	116	(100)	16
Total intangible assets	$1,630	$(1,136)	$494
 _______________
(1)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $143 million and $128 million at April 30, 2022, and January 31, 2022, respectively. Accumulated amortization was $21 million and $17 million at April 30, 2022, and January 31, 2022, respectively. Amortization expense for the three months ended April 30, 2022 and 2021, was $4 million and $1 million, respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 30, 2022, (in millions):

Balance as of January 31, 2022	$3,753
Less: accumulated impairment losses as of January 31, 2022	(149)
Net balance as of January 31, 2022	3,604
Additions arising from acquisitions during the period	85
Effect of foreign currency translation and measurement period adjustments (1)	(47)
Balance as of April 30, 2022	$3,642
 _______________
(1)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

12. Deferred Compensation

At April 30, 2022, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $85 million. Of this amount, $7 million was classified as current and $78 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $89 million related to the investments in a rabbi trust as of January 31, 2022, $7 million was classified as current and $82 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $125 million as of April 30, 2022, and $139 million as of January 31, 2022. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $34 million and $26 million during the three months ended April 30, 2022 and 2021, respectively. Autodesk did not recognize any contract cost impairment losses during both the three months ended April 30, 2022 and 2021.

13. Computer Equipment, Software, Leasehold Improvements, and Furniture, Net

Computer equipment, software, leasehold improvements, and furniture and equipment and the related accumulated depreciation were as follows:

	April 30, 2022	January 31, 2022
Computer hardware, at cost	$138	$137
Computer software, at cost	55	55
Leasehold improvements, land and buildings, at cost	356	351
Furniture and equipment, at cost	93	93
	642	636
Less: Accumulated depreciation	(480)	(474)
Computer hardware, software, leasehold improvements, and furniture and equipment, net	$162	$162

14. Borrowing Arrangements

In October 2021, Autodesk issued $1.0 billion aggregate principal amount of 2.4% notes due December 15, 2031 (“2021 Notes”). Net of a discount of $3 million and issuance costs of $9 million, Autodesk received net proceeds of $988 million from issuance of the 2021 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2021 Notes using the effective interest method. The 2021 Notes were designated as sustainability bonds, the net proceeds of which are used to fund environmentally and socially responsible projects in the following areas: eco-efficient products, production technologies, and processes, sustainable water and wastewater management, renewable energy & energy efficiency, green buildings, pollution prevention and control, and socioeconomic advancement and empowerment.

In September 2021, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At April 30, 2022, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At April 30, 2022, Autodesk had no outstanding borrowings under the Credit Agreement.

In January 2020, Autodesk issued $500 million aggregate principal amount of 2.85% notes due January 15, 2030 (“2020 Notes”). Net of a discount of $1 million and issuance costs of $5 million, Autodesk received net proceeds of $494 million from issuance of the 2020 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The proceeds of the 2020 Notes were used for the repayment of $450 million of debt due June 15, 2020, and the remainder is available for general corporate purposes.

In June 2017, Autodesk issued $500 million aggregate principal amount of 3.5% notes due June 15, 2027 (the “2017 Notes”). Net of a discount of $3 million and issuance costs of $5 million, Autodesk received net proceeds of $492 million from issuance of the 2017 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2017 Notes using the effective interest method. The proceeds of the 2017 Notes have been used for the repayment of $400 million of debt due December 15, 2017, and the remainder is available for general corporate purposes.

In June 2015, Autodesk issued $300 million aggregate principal amount of 4.375% notes due June 15, 2025 (“2015 Notes”). Net of a discount of $1 million, and issuance costs of $3 million, Autodesk received net proceeds of $296 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective term of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes.

In December 2012, Autodesk issued $350 million aggregate principal amount of 3.6% notes due December 15, 2022 (“2012 Notes”). Autodesk received net proceeds of $347 million from issuance of the 2012 Notes, net of aggregate total discount and issuance costs of $3 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. The proceeds of the 2012 Notes are available for general corporate purposes.

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

Based on the quoted market prices, the approximate fair value of the notes as of April 30, 2022, were as follows:

	Aggregate Principal Amount	Fair value
2012 Notes	$350	$350
2015 Notes	300	305
2017 Notes	500	486
2020 Notes	500	443
2021 Notes	1,000	836

The expected future principal payments for all borrowings as of April 30, 2022, were as follows (in millions):

Fiscal year ending
2023 (remainder)	$350
2024	—
2025	—
2026	300
2027	—
Thereafter	2,000
Total principal outstanding	$2,650

15. Leases

Autodesk has operating leases for real estate, vehicles, and certain equipment. Leases have remaining lease terms of less than 1 year to 68 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 8 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.

During the three months ended April 30, 2022, Autodesk recorded total operating lease right-of-use assets impairment charges of $2 million. Autodesk did not recognize any charges during the three months ended April 30, 2021. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2022. The operating lease right-of-use asset charges are included in “general and administrative” in the Company’s Condensed Consolidated Statements of Operations.

The components of lease cost were as follows:

	Three Months Ended April 30, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$10	$7	$3	$23
Variable lease cost	—	—	2	2	1	5

	Three Months Ended April 30, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$—	$11	$8	$4	$25
Variable lease cost	—	—	2	2	1	5

Supplemental operating cash flow information related to leases is as follows:

	Three Months Ended April 30,
	2022	2021
Cash paid for operating leases included in operating cash flows (1)	$34	$30
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	23	5
  _______________
(1) Includes $5 million in variable lease payments for both the three months ended April 30, 2022 and 2021, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 6.7 and 6.9 years at April 30, 2022, and January 31, 2022, respectively. The weighted average discount rate was 2.37% and 2.46% at April 30, 2022, and January 31, 2022, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2023 (remainder)	$65
2024	92
2025	72
2026	60
2027	42
Thereafter	126
457
Less imputed interest	33
Present value of operating lease liabilities	$424

As of April 30, 2022, Autodesk had additional operating lease minimum lease payments of $2 million for executed leases that have not yet commenced, primarily for office locations.

As of April 30, 2022, Autodesk executed a sublease for certain office space to a third party, classified as an operating lease, that has not yet commenced. The sublease has a remaining lease terms of 9.5 years.

16. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2022, and January 31, 2022:

	Balance Sheet Location	Fair Value at
		April 30, 2022	January 31, 2022
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$75	$12
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	21	6
Total derivative assets		$96	$18
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$15	$7
Derivatives not designated as hedging instruments	Other accrued liabilities	5	4
Total derivative liabilities		$20	$11

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2022 and 2021 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2022	2021
Amount of gain (loss) recognized in accumulated other comprehensive income, net of tax, (effective portion)	$55	$6
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$6	$(5)
Cost of revenue	(1)	—
Operating expenses	(3)	1
Total	$2	$(4)

The amount and location of gain recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2022 and 2021, (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2022	2021
Interest and other expense, net	$24	$7

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $896 million at April 30, 2022, and $1.08 billion at January 31, 2022. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $79 million remaining in “Accumulated other comprehensive loss” as of April 30, 2022, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,089	$18	$84	$419	$289	$120

(Loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$6	$—	$(1)	$(2)	$—	$(1)

	Three Months Ended April 30, 2021
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue (1)	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$927	$19	$68	$377	$266	$112

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(5)	$—	$—	$1	$—	$—
____________________
(1)During the quarter ended April 30, 2022, the Company changed its presentation of certain subscription plan offerings in our Condensed Consolidated Statement of Operations. Accordingly, prior period amounts have been reclassified to conform to the current period presentation in all material respects. See Note 1, “Basis of Presentation,” for further information.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $408 million at April 30, 2022, and $542 million at January 31, 2022.

17. Commitments and Contingencies

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

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of April 30, 2022, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2022	218	$2,923	$(124)	$(1,950)	$849
Common shares issued under stock plans	1	(10)			(10)
Stock-based compensation expense		146			146
Shares issued related to business combination		10			10
Net income				146	146
Other comprehensive loss			(24)		(24)
Repurchase and retirement of common shares (1)	(2)	(97)		(339)	(436)
Balances, April 30, 2022	217	$2,972	$(148)	$(2,143)	$681
 ________________
(1)During the three months ended April 30, 2022, Autodesk repurchased 2,058 thousand shares at an average repurchase price of $211.71 per share. At April 30, 2022, 6 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' equity by component, net of tax, as of April 30, 2021, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2021	220	$2,579	$(126)	$(1,488)	$965
Common shares issued under stock plans	1	9			9
Stock-based compensation expense		114			114
Shares issued related to business combination	—	3	—	—	3
Net income				156	156
Other comprehensive income			24		24
Repurchase and retirement of common shares (1)	(1)	(66)		(77)	(143)
Balances, April 30, 2021	220	$2,639	$(102)	$(1,409)	$1,128
 ________________
(1)During the three months ended April 30, 2021, Autodesk repurchased 515 thousand shares at an average repurchase price of $276.96 per share. At April 30, 2021, 12 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2022:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2022	$24	$18	$(16)	$(150)	$(124)
Other comprehensive income (loss) before reclassifications	65	(1)	—	(75)	(11)
Pre-tax gains reclassified from accumulated other comprehensive loss	(2)	—	(3)	—	(5)
Tax effects	(8)	—	—	—	(8)
Net current period other comprehensive income (loss)	55	(1)	(3)	(75)	(24)
Balances, April 30, 2022	$79	$17	$(19)	$(225)	$(148)

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2021:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2021	$(24)	$6	$(21)	$(87)	$(126)
Other comprehensive income before reclassifications	8	4	—	12	24
Pre-tax losses reclassified from accumulated other comprehensive loss	4	—	—	—	4
Tax effects	(2)	—	—	(2)	(4)
Net current period other comprehensive income	10	4	—	10	24
Balances, April 30, 2021	$(14)	$10	$(21)	$(77)	$(102)

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

20. Net Income Per Share

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

	Three Months Ended April 30,
	2022	2021
Numerator:
Net income	$146	$156
Denominator:
Denominator for basic net income per share—weighted average shares	217	220
Effect of dilutive securities	2	2
Denominator for dilutive net income per share	219	222
Basic net income per share	$0.67	$0.71
Diluted net income per share	$0.67	$0.70

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three months ended April 30, 2022 and 2021, there were 531 thousand and 410 thousand potentially anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

21. Segments

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	April 30, 2022	January 31, 2022
Long-lived assets (1):
Americas
U.S.	$336	$323
Other Americas	18	20
Total Americas	354	343
Europe, Middle East, and Africa	83	92
Asia Pacific	28	32
Total long-lived assets	$465	$467
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three Months Ended April 30, 2022,” and in “Results of Operations-Overview.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography), the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Our strategy is to build enduring relationships with customers, delivering innovative technology that provides valuable automation and insight into their design and make processes. To drive execution of our strategy, we are focused on three strategic priorities: deliver a world-class customer experience, catalyze our customers’ digital transformation, and establish an industry-leading platform for Design and Make.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We have developed and sustained a compelling value proposition based upon software for the personal computer. Just as the transition from mainframes to personal computers transformed the hardware industry, the software industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies.

Product Evolution

We offer subscriptions for individual products and Industry Collections, enterprise business arrangements (“EBAs”), and cloud service offerings (collectively referred to as “subscription plans”). Subscription plans are designed to give our customers more flexibility with how they use our offerings and to attract a broader range of customers, such as project-based users and small businesses.

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

To support our strategic priority of digital transformation in Architecture, Engineering, and Construction (“AEC”), we are strengthening the foundation of our AEC solutions with both organic and inorganic investments. In fiscal 2023, we acquired a cloud-connected, extended reality (XR) platform which enables AEC professionals to present, collaborate and review projects together in immersive and interactive experiences, from anywhere and at any time. This acquisition enables Autodesk to meet increasing needs for augmented reality (AR) and virtual reality (VR) technology advancements within the AEC industry and further support AEC customers throughout the project delivery lifecycle. In fiscal 2022, we acquired Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”), which provides water infrastructure software. Combining Innovyze’s hydraulic modeling, simulation, asset performance management and operational analytics solutions with Autodesk’s design and analysis solutions (including Autodesk Civil 3D, Autodesk InfraWorks, and the Autodesk Construction Cloud) enables us to deliver end-to-end, cloud-based solutions for our water infrastructure customers that drive efficiency and sustainability. Other acquisitions in fiscal 2022 include a cloud-based estimating solution that enables construction teams to create estimates, perform digital takeoffs, generate detailed reports and proposals and manage bid-day processes.

In manufacturing, our strategy is to combine organic and acquired software in existing and adjacent verticals to create end-to-end, cloud-based solutions for our customers that drive efficiency and sustainability. We continue to attract both global manufacturing leaders and disruptive startups with our generative design and cloud-based Fusion 360 that converges the process of design with manufacturing. In the first fiscal quarter of 2023, we acquired a maker of software for optimizing manufacturing processes with automation and digitization from the shop floor upward that provides a real-time system of record for data collection, management, and analysis. In fiscal 2022, we acquired Upchain, an instant-on, cloud-based data management technology that allows product design and manufacturing customers to collaborate in the cloud across their value chains and bring products to market faster.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three months ended April 30, 2022 and 2021.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2022.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2022, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2022. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2022

•Total net revenue increased 18% to $1,170 million for the three months ended April 30, 2022 compared to the same period in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% for both the three months ended April 30, 2022 and 2021.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of both April 30, 2022 and 2021.
•Deferred revenue was $3.75 billion, a decrease of 1% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $4.68 billion, a decrease of 1% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $3.14 billion, an increase of less than 1% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three months ended April 30, 2022, as compared to the same period in the prior fiscal year, primarily due to a 17% increase in subscription revenue, partially offset by a 5% decrease in maintenance revenue.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 36% of our total net revenue for both the three months ended April 30, 2022 and 2021. Ingram Micro accounted for 9% and 10% of Autodesk's total net revenue for the three months ended April 30, 2022 and 2021, respectively. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.

Recurring Revenue and Net Revenue Retention Rate

In order to help better understand our financial performance, we use several key performance metrics including recurring revenue and NR3. These metrics are key performance metrics and should be viewed independently of revenue and deferred revenue as these metrics are not intended to be combined with those items. We use these metrics to monitor the strength of our recurring business. We believe these metrics are useful to investors because they can help in monitoring the long-term health of our business. Our determination and presentation of these metrics may differ from that of other companies. The presentation of these metrics is meant to be considered in addition to, not as a substitute for or in isolation from, our financial measures prepared in accordance with GAAP. Please refer to the Glossary of Terms for the definitions of these metrics.

The following table outlines our recurring revenue metric for the three months ended April 30, 2022 and 2021:

	Three Months Ended April 30, 2022	Change compared to prior fiscal year		Three Months Ended April 30, 2021
(In millions, except percentage data)		$	%
Recurring revenue (1) (2)	$1,144	$171	18%	$973
As a percentage of net revenue	98%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.
(2)The prior period amount has been adjusted to conform to the current period presentation for a change in presentation of certain subscription plan offerings.

NR3 was within the range of 100% and 110% as of both April 30, 2022 and 2021.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, Finland and the United Kingdom.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended April 30, 2022
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	18%	17%	Positive
Total spend	12%	12%	Neutral
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

(in millions)	April 30, 2022	January 31, 2022
Deferred revenue	$3,749	$3,790
Unbilled deferred revenue	934	949
RPO	$4,683	$4,739

RPO consisted of the following:

(in millions)	April 30, 2022	January 31, 2022
Current RPO	$3,142	$3,141
Non-current RPO	1,541	1,598
RPO	$4,683	$4,739

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations. Historically, we have had increased EBA sales activity in our fourth fiscal quarter and this seasonality may affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters.

Balance Sheet and Cash Flow Items

At April 30, 2022, we had $1.62 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $434 million for the three months ended April 30, 2022, compared to $336 million for the three months ended April 30, 2021. We repurchased 2,058 thousand shares of our common stock for $436 million during the three months ended April 30, 2022. Comparatively, we repurchased 1 million shares of our common stock for $143 million during the three months ended April 30, 2021. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

Results of Operations

Overview

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate complex geopolitical and global macro-economic challenges. However, supply chain disruption and resulting inflationary pressures, a global labor shortage, the ebb and flow of COVID-19, including in specific geographies, the war in Ukraine, and foreign exchange rate fluctuations, may impact our outlook. The extent of the impact of these risks on our business in the remainder of fiscal 2023 and beyond will depend on several factors, some of which are out of our control, and which are discussed in Part II, Item 1A, “Risk Factors.”

The COVID-19 pandemic has spurred changes in the way we work as we move to a more hybrid workforce resulting in an evaluation of our office space needs. Accordingly, we are reducing our facilities portfolio worldwide and incurred charges associated with our operating leases for real estate during the three months ended April 30, 2022. See Note 15, “Leases” in the Notes to Condensed Consolidated Financial Statements for more information. Optimizing our facilities costs will allow us to better deploy capital to further our strategy and drive growth. However, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings or operational efficiencies, or that our impairment charges would be limited to that amount.

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2022	$	%	April 30, 2021
Net Revenue (1):
Subscription	$1,089	$162	17%	$927	Increase due to growth across subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from EBA offerings.
Maintenance	18	(1)	(5)%	19
Total subscription and maintenance revenue	1,107	161	17%	946
Other	63	20	47%	43
	$1,170	$181	18%	$989
____________________
(1) Prior periods amounts have been reclassified to conform to the current period presentation in all material respects. See Note 1, “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for the change in presentation of certain subscription plan offerings in our Condensed Consolidated Statement of Operations.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2022	$	%	April 30, 2021
Net Revenue by Product Family:
AEC	$518	$75	17%	$443	Increase due to growth in revenue from AEC Collections, EBAs, Innovyze, and Revit .
AutoCAD and AutoCAD LT	346	61	21%	285	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	225	28	14%	197	Increase due to growth in revenue from MFG Collections , Fusion360, Vault, and EBAs.
M&E	68	13	24%	55	Increase due to growth in revenue from Maya, 3DS Max, and EBAs.
Other	13	4	44%	9
Total Net Revenue	$1,170	$181	18%	$989

Net Revenue by Geographic Area

	Three Months Ended April 30, 2022	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended April 30, 2021
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$398	$74	23%	*	$324
Other Americas	86	19	28%	*	67
Total Americas	484	93	24%	23%	391
EMEA	449	66	17%	15%	383
APAC	237	22	10%	12%	215
Total Net Revenue	$1,170	$181	18%	17%	$989
____________________
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions, including as a result of the COVID-19 pandemic or in connection with the significant military action against Ukraine launched by Russia (and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, India, and China, may have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability or protectionism in the global market may impact our future financial results.

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	April 30, 2022	$	%	April 30, 2021
Net Revenue by Sales Channel:
Indirect	$769	$108	16%	$661	Increase due to growth in subscription revenue, led by product subscription renewal revenue.
Direct	401	73	22%	328	Increase due to an increase in EBAs and our online Autodesk branded store.
Total Net Revenue	$1,170	$181	18%	$989

Net Revenue by Product Type

	Three Months Ended April 30, 2022	Change compared to prior fiscal year		Three Months Ended April 30, 2021
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,004	$139	16%	$865	Increase due to growth in AEC & MFG collections, AutoCAD Family, EBA offerings, and AutoCAD LT.
Make	103	22	27%	81	Increase primarily due to growth in revenue from Plangrid, Fusion 360, and BIM 360 products.
Other	63	20	47%	43
Total Net Revenue	$1,170	$181	18%	$989

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2022	$	%	April 30, 2021
Cost of revenue:
Subscription and maintenance	$84	$16	24%	$68	Increase primarily due to an increase in cloud hosting costs and employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
Other	19	5	36%	14	Increase primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
Amortization of developed technologies	14	4	40%	10	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the remainder of fiscal 2022 and the first quarter of fiscal 2023.
Total cost of revenue	$117	$25	27%	$92

Operating expenses:
Marketing and sales	$419	$42	11%	$377	Increase primarily due to an increase in employee-related costs driven by higher headcount and sales commission expense, stock-based compensation expense, and an increase in cloud hosting costs.
Research and development	289	23	9%	266	Increase primarily due to an increase in stock-based compensation expense, an increase in employee-related costs due to higher headcount, professional fees, and cloud hosting costs.
General and administrative	120	8	7%	112	Increase primarily due to an increase in professional fees as well as an increase in cloud hosting costs.
Amortization of purchased intangibles	11	3	38%	8	Increase due to growth in amortization expense from acquired intangibles as a result of our acquisitions in the remainder of fiscal 2022 and the first quarter of fiscal 2023.
Total operating expenses	$839	$76	10%	$763

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the second quarter of fiscal 2023, as compared to the second quarter of fiscal 2022:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Decrease
Research and development	Increase	Flat
General and administrative	Increase	Flat
Amortization of purchased intangibles	Decrease	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended April 30,
(in millions)	2022	2021
Interest and investment expense, net	$(29)	$(10)
Gain on foreign currency	10	2
Gain on strategic investments	—	4
Other income	—	1
Interest and other expense, net	$(19)	$(3)

Interest and other expense, net, increased by $16 million during the three months ended April 30, 2022, as compared to the same period in the prior fiscal year. The increase in the three months ended April 30, 2022, as compared to the same period in the prior fiscal year was primarily due to mark-to-market losses in the current period, compared to gains in the prior period, on debt and equity securities held in a rabbi trust under non-qualified deferred compensation plans and an increase in interest expense as a result of the issuance of debt in fiscal year 2022 partially offset by an increase in gains on foreign currency due to foreign currency exchange rate fluctuations.

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

We had an income tax expense of $49 million, relative to pre-tax income of $195 million for the three months ended April 30, 2022, and an income tax benefit of $25 million, relative to pre-tax income of $131 million for the three months ended April 30, 2021. Income tax expense for the three months ended April 30, 2022, reflects an increase in tax expense relating to stock-based compensation and the final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act. In addition, fiscal year 2022 included a non-recurring discrete tax benefit relating to the Supreme Court decision in India on the taxability of software license payments to nonresidents.

Tax Act enacted on December 22, 2017, eliminates the option to deduct research and development expenditures and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, the Company may recognize an increase to cash taxes.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on our Netherlands, Canada, Australia, California, Michigan, and U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of April 30, 2022, we had $212 million of gross unrecognized tax benefits, of which $34 million would reduce our valuation allowance, if recognized. The remaining $178 million would impact the effective tax rate, if recognized. It is possible that the amount of unrecognized tax benefits will decrease in the next 12 months for an audit settlement of approximately $7 million.

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

On June 29, 2020, California enacted Assembly Bill No. 85, suspending utilization of net operating losses and limiting R&D credits utilization against California taxable income in excess of $5.0 million for the remaining 2 years. On February 9, 2022, California enacted Senate Bill No. 113 which reinstated the ability to utilize net operating loss and R&D credits against all income without limitation for fiscal 2023 and later years.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2022 and 2021, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended April 30,
	2022	2021
	(Unaudited)
Gross profit	$1,053	$897
Non-GAAP gross profit	$1,077	$914
Income from operations	$214	$134
Non-GAAP income from operations	$397	$280
Operating margin	18%	14%
Non-GAAP operating margin	34%	28%
Net income	$146	$156
Non-GAAP net income	$314	$229
GAAP diluted net income per share	$0.67	$0.70
Non-GAAP diluted net income per share	$1.43	$1.03

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended April 30,
	2022	2021
	(Unaudited)
Gross profit	$1,053	$897
Stock-based compensation expense	11	7
Amortization of developed technologies	13	10
Non-GAAP gross profit	$1,077	$914

Income from operations	$214	$134
Stock-based compensation expense	155	116
Amortization of developed technologies	13	10
Amortization of purchased intangibles	11	8
Acquisition-related costs	3	12
Lease-related asset impairments and other charges	1	—
Non-GAAP income from operations	$397	$280

Operating margin	18%	14%
Stock-based compensation expense	13%	12%
Amortization of developed technologies	1%	1%
Amortization of purchased intangibles	1%	1%
Acquisition-related costs	—%	1%
Non-GAAP operating margin (1)	34%	28%

Net income	$146	$156
Stock-based compensation expense	155	116
Amortization of developed technologies	13	10
Amortization of purchased intangibles	11	8
Acquisition-related costs	3	12
Lease-related asset impairments and other charges	1	—
Gain on strategic investments and dispositions, net	—	(4)
Discrete tax provision items	(8)	(56)
Income tax effect of non-GAAP adjustments	(7)	(13)
Non-GAAP net income	$314	$229

	Three Months Ended April 30,
	2022	2021
	(Unaudited)
Diluted net income per share	$0.67	$0.70
Stock-based compensation expense	0.71	0.52
Amortization of developed technologies	0.06	0.05
Amortization of purchased intangibles	0.05	0.04
Acquisition-related costs	0.01	0.05
Gain on strategic investments and dispositions, net	—	(0.02)
Discrete tax provision items	(0.04)	(0.25)
Income tax effect of non-GAAP adjustments	(0.03)	(0.06)
Non-GAAP diluted net income per share	$1.43	$1.03
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

At April 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.62 billion and net accounts receivable of $384 million.

In September 2021, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At April 30, 2022, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of June 2, 2022, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of April 30, 2022, we have $2.65 billion aggregate principal amount of notes outstanding. See Part I, Item 1, Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of April 30, 2022, approximately 59% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors.” Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available revolving credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

	Three Months Ended April 30,
(in millions)	2022	2021
Net cash provided by operating activities	$434	$336
Net cash provided by (used in) investing activities	31	(1,040)
Net cash used in financing activities	(460)	(142)

Net cash provided by operating activities of $434 million for the three months ended April 30, 2022, primarily consisted of $146 million of our net income adjusted for $197 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, lease-related impairment charges, and deferred income tax. The increase in cash provided by working capital was primarily due to a decrease in accounts receivable of $332 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers offset in part by a decrease in accounts payable and other liabilities of $218 million due to the timing of payments related to employee compensation and related costs.

Net cash provided by operating activities of $336 million for the three months ended April 30, 2021, primarily consisted of $156 million of our net income adjusted for $187 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense. The decrease in cash provided by changes in working capital was due to a decrease in accounts payable and other liabilities of $182 million, due to the timing of payments related to employee compensation and related costs, an increase in prepaid expenses and other assets of $126 million, due to timing of prepaid operating expenses offset by a decrease in accounts receivable of $324 million, due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by investing activities was $31 million for the three months ended April 30, 2022, primarily due to the sales and maturities of marketable securities partially offset by business combinations, net of cash acquired. Net cash used in investing activities was $1,040 million for the three months ended April 30, 2021, and was primarily due to a business combination, net of cash acquired.

Net cash used in financing activities was $460 million for the three months ended April 30, 2022, primarily due to repurchases of common stock. Net cash used in financing activities was $142 million for the three months ended April 30, 2021, primary due to the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended April 30, 2022:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	761	$231.13	761	7,362
March 1 - March 31	501	204.14	501	6,861
April 1- April 30	796	197.89	796	6,065
Total	2,058	$211.71	2,058
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 that authorized the repurchase of 30 million shares. The plan does not have a fixed expiration date. See Note 18, “Stockholders' Equity ,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Net Revenue Retention Rate (NR3): Measures the year-over-year change in Recurring Revenue for the population of customers that existed one year ago (“base customers”). Net revenue retention rate is calculated by dividing the current quarter Recurring Revenue related to base customers by the total corresponding quarter Recurring Revenue from one year ago. Recurring Revenue is based on USD reported revenue, and fluctuations caused by changes in foreign currency exchange rates and hedge gains or losses have not been eliminated. Recurring Revenue related to acquired companies, one year after acquisition, has been captured as existing customers until such data conforms to the calculation methodology. This may cause variability in the comparison.

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

Recurring Revenue: Consists of the revenue for the period from our traditional maintenance plans, our subscription plan offerings, and certain Other revenue. It excludes subscription revenue related to third-party products. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

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

Subscription Revenue: Includes our cloud-enabled term-based product subscriptions, cloud service offerings, and flexible EBAs.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2022, and January 31, 2022, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 30, 2022		January 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$614	$(20)	$852	$(10)
Sold	1,257	27	1,612	7
Option Contracts:
Purchased	1,165	71	1,273	18
Sold	1,209	(5)	1,322	(8)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of April 30, 2022, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2022, and January 31, 2022, would increase the fair value of our foreign currency contracts by $240 million and $218 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2022, and January 31, 2022, would decrease the fair value of our foreign currency contracts by $84 million and $138 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At April 30, 2022, we had $790 million of cash equivalents and marketable securities, including $67 million classified as short-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

Other Market Risk

From time to time, we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Note 5, “Financial Instruments,” in the Notes to Condensed Consolidated Financial Statements for further discussion regarding these strategic investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although recent vaccine approvals and rollouts have raised hopes of a turnaround in the COVID-19 pandemic, renewed waves and new variants as well as delays in vaccinations pose risks to recovery and our outlook. In addition, global economic and political conditions described elsewhere in this Risk Factor section, including supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific geographies, the war in Ukraine, and foreign exchange rate fluctuations may impact our outlook. Growth may slow if virus outbreaks (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing measures and/or lockdowns return and are more stringent than anticipated. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, these uncertainties and risks could have a material adverse impact on our financial condition, business and results of operations.

Global economic and political conditions may further impact our industries, business, and financial results.

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, current geopolitical and global macro-economic challenges and the coronavirus (COVID-19) pandemic have caused uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which these challenges will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact of these challenges on our customers, vendors, distributors, and resellers, such as the supply chain disruption and resulting inflationary pressures and global labor shortage that we have seen recently, as well as other factors; the ebb and flow of COVID-19, including in specific geographies and as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to these challenges; speed and timing of economic recovery, including in specific geographies; speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; the war in Ukraine; foreign exchange rate fluctuations; and the effect of these challenges on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases, which we have seen recently in certain countries including China. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

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

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2022 and the first fiscal quarter in fiscal 2023. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 66% and 67% of our net revenue for the three months ended April 30, 2022 and 2021, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue and, as we expand our international development, sales, and marketing expertise, will provide significant support to our overall efforts in countries outside of the United States. Risks inherent in our international operations include:
•economic volatility;
•tariffs, quotas, and other trade barriers and restrictions, including any political or economic responses and counter-responses or otherwise by various global actors to the significant military action against Ukraine launched by Russia;
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

In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries in which we do business. More recently, the United States and other global actors have imposed sanctions as a result of the significant military action against Ukraine launched by Russia. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, could trigger retaliatory actions by affected countries, including Russia. In addition, certain foreign governments, including the Chinese government, have instituted or considered imposing trade sanctions on certain U.S.-manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as announcing sanctions, a change in tariff structures, export compliance, or other trade policies, may increase the cost of, or otherwise interfere with, the conduct of our business, and could have a material adverse effect on our operations and business outlook.

Furthermore, in response to the Russian invasion of Ukraine, effective early March 2022 we suspended all new and renewal business in Russia. Our revenue in both the first fiscal quarter of 2022 and in the fiscal year ended 2022 generated in Russia was less than 2% of total revenue for the respective period. We continue to evaluate our business operations there, including whether and how to support existing customers.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2022 and 2021, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 30% and 29% of our total net revenue, respectively.

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

Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. To date, such identified security events have not been material or significant to us or our customers, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant. Security incidents could disrupt the proper functioning of our systems, solutions, offerings, applications, or services; cause errors in the output of our customers’ work; allow unauthorized access to or unauthorized use, disclosure, modification, loss, or destruction of, sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive outcomes. The risk of a security incident, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, malware, bugs, vulnerabilities, advanced persistent threats (APT), application-centric attacks, peer-to-peer attacks, social engineering, phishing, credential stuffing, malicious file uploads, backdoor trojans, supply chain attacks, ransomware attacks, and distributed denial of service (DDoS) attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, customers, or users to disclose information to gain access to our data or our customers’ or users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. These existing risks are compounded given the COVID-19 pandemic and the resulting shift to work-from-home arrangements for a large population of employees and contractors, as well as employees and contractors of our third-party technology providers and vendors, and the risks could also be elevated in connection with the Russian invasion of Ukraine as we and our third-party technology providers and vendors are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies. Despite our significant efforts to create security barriers to such threats, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information.

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

We use third-party open source software. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users, who distribute or make available across a network software and services that include open source software, to make publicly available or to license all or part of such software (which in some circumstances could include valuable proprietary code, such as modifications or derivative works created, based upon, incorporating, or using the open source software) under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of the applicable license, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide clarity on their proper legal interpretation. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we may be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some or all of our software. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the three months ended April 30, 2022 and 2021, approximately 66% and 67%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 36% of our total net revenue for both the three months ended April 30, 2022 and 2021, and Ingram Micro accounted for 9% and 10% of our total net revenue for the three months ended April 30, 2022 and 2021, respectively. Should any of our agreements with Tech Data or Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. This could, in turn, negatively impact our financial results. For example, in June 2020, an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager, acquired Tech Data, and in July 2021, Platinum Equity, a global investment firm, acquired Ingram Micro from HNA Technology Co., Ltd. If there is any reseller or end user uncertainty caused by either acquisition, our ability to sell to these resellers and end users could, at least temporarily, be negatively impacted.

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

Our strategy to digitize Autodesk involves increasing our use of cloud- and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect and otherwise process customer data, which may include personal data and personal information of users from different jurisdictions globally. We also collect and otherwise process personal data and personal information of our employees and contractors. As a result, federal, state, and global laws relating to privacy, data protection, and information security apply to Autodesk’s personal data and personal information processing activities. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules and is likely to remain uncertain for the foreseeable future. We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. Globally, laws such as the General Data Protection Regulation (EU) 2016/679 (“GDPR”) in the European Union (“EU”) and the Personal Information Protection Law (“PIPL”) in China have been enacted. In addition, new and emerging state laws in the United States governing privacy, data protection, and information security, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act (“VCDPA”), the Colorado Privacy Act (“CPA”), the Utah Consumer Privacy Act (“UCPA”), and Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring (“CTDPA”) have been enacted. These laws and regulations, as well as industry self-regulatory codes, create new compliance obligations and substantially expand the scope of potential liability and provide greater penalties for non-compliance. For example, the GDPR provides for penalties of up to €20 million or 4% of a company’s annual global revenue, whichever is greater, the PIPL provides for penalties of up to 50 million renminbi or 5% of a company's annual revenue and disgorgement of all illegal gains, whichever is greater, and the CCPA provides for penalties of up to $7,500 per violation. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of expanded obligations in our contracts.

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

In addition, the United Kingdom’s (“UK”) exit from the EU, and ongoing developments in the UK, have created uncertainty with regard to data protection regulation in the UK. Data processing in the UK is now governed by the UK General Data Protection Regulation and supplemented by other domestic data protection laws, such as the UK Data Protection Act 2018, which authorizes fines of up to £17.5 million or 4% of annual global revenue, whichever is higher. We are also exposed to potentially divergent enforcement actions for certain violations. Furthermore, the new SCCs apply only to the transfer of personal data outside the EU and not the UK. Although the European Commission adopted an adequacy decision for the UK on June 28, 2021, allowing the continued flow of personal data from the EU to the UK, this decision will be regularly reviewed going forward and may be revoked if the UK diverges from its current adequate data protection laws following its exit from the EU. On February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK (“UK SCCs”), which became effective March 21, 2022. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.

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

In addition, the new state laws – the CPRA and the VCDPA – that become effective on January 1, 2023, the CPA and CTDPA that become effective on July 1, 2023, and the UCPA that becomes effective on December 31, 2023, introduce additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights. The CPRA also creates a new agency to implement and enforce the law. These new state laws will require us to modify our data processing practices and policies and may cause us to incur substantial costs and expenses in order to comply. Laws in all 50 states, and some of our contracts, require us to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. Also, if third parties we work with, such as suppliers, violate applicable data protection laws or regulations, such violations may also put our users’ information at risk and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, in addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Evolving legislation and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and have and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of previously useful data, potentially exposing us to additional expense, adverse publicity, and liability.

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

We have $2.65 billion of principal debt, consisting of notes due at various times from December 2022 to December 2031, as of April 30, 2022, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

We are required to comply with the covenants set forth in our credit agreement. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part I, Item 1, and any outstanding indebtedness under the credit agreement may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our geographic mix of earnings; statutory rates; stock-based compensation; intercompany arrangements, including the manner we develop, value, and license our intellectual property; and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. While we believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by tax authorities and may have a significant impact on our effective tax rate and cash taxes.

Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the U.S. government enacted significant tax law changes in December 2017, the Tax Act, which impacted our tax obligations and effective tax rate beginning in our fiscal 2018 tax year, and significant tax legislation was included in the March 2020 CARES Act and subsequent Consolidated Appropriations Act in December 2020. Due to the complexity and varying interpretations of the Tax Act and the CARES Act, the U.S. Department of Treasury and other standard-setting bodies have been issuing and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate effect on our results of operations from both the Tax Act and the CARES Act, including for our prior tax years. In addition, increases in corporate tax rates, could increase our effective tax rate, cash taxes and have an adverse effect on our results from operations.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 40,289 shares of our restricted common stock, in connection with an acquisition completed during the three months ended April 30, 2022, as partial consideration for the acquisition. The restricted common stock is subject to transfer restrictions. 40% of the shares are released from restriction on the one-year anniversary of the issuance date and the remaining 60% on the two-year anniversary of the issuance date contingent on continued employment. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

In connection with an acquisition completed during the three months ended April 30, 2022, we entered into an agreement to issue up to an estimated 22,000 shares of our common stock (based on the closing price of our common stock on April 29, 2022, the last trading day of the fiscal quarter) as partial consideration for the acquisition, contingent upon the achievement of certain events expected to occur in fiscal 2024 and fiscal 2025. The exact number of shares will be determined and issued following these events. The issuance of shares of our common stock in this acquisition will not be registered under the Securities Act of 1933, as amended (the "Securities Act"). Such shares will be issued in a private placement exempt from the registration requirements of the Securities Act in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2 above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

10.1*	Amended and Restated Executive Change in Control Program (incorporated by reference from Exhibit 10.1 of the Form 8-K filed on April 28, 2022)

10.2*
First Amendment to the Employment Agreement, dated as of June 19, 2017, by and between the Company and Andrew Anagnost (incorporated by reference from Exhibit 10.2 of the Form 8-K filed on April 28, 2022)

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

Dated: June 2, 2022

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)