Form 10-Q
period 2022-07-31
Autodesk, Inc.
filed 2022-08-31
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-14338

AUTODESK, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-2819853
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer Identification No.)

One Market Street, Ste. 400
San Francisco,	California	94105
(Address of principal executive offices)		(Zip Code)
(415) 507-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ADSK	The Nasdaq Global Select Market

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

As of August 25, 2022, registrant had outstanding 215,859,048 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net revenue:
Subscription	$1,160	$997	$2,249	$1,924
Maintenance	17	17	35	36
Total subscription and maintenance revenue	1,177	1,014	2,284	1,960
Other	60	46	123	89
Total net revenue	1,237	1,060	2,407	2,049
Cost of revenue:
Cost of subscription and maintenance revenue	83	76	167	144
Cost of other revenue	21	16	40	30
Amortization of developed technologies	15	14	29	24
Total cost of revenue	119	106	236	198
Gross profit	1,118	954	2,171	1,851
Operating expenses:
Marketing and sales	433	399	852	776
Research and development	306	277	595	543
General and administrative	128	119	248	231
Amortization of purchased intangibles	9	11	20	19
Total operating expenses	876	806	1,715	1,569
Income from operations	242	148	456	282
Interest and other expense, net	(10)	(9)	(29)	(12)
Income before income taxes	232	139	427	270
(Provision) benefit for income taxes	(46)	(24)	(95)	1
Net income	$186	$115	$332	$271
Basic net income per share	$0.86	$0.52	$1.53	$1.23
Diluted net income per share	$0.85	$0.52	$1.52	$1.22
Weighted average shares used in computing basic net income per share	217	220	217	220
Weighted average shares used in computing diluted net income per share	218	222	218	222

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net income	$186	$115	$332	$271
Other comprehensive (loss) income, net of reclassifications:
Net gain on derivative instruments (net of tax effect of $(4), $(2), $(12), and $(4), respectively)	18	10	73	20
Change in net unrealized gain on available-for-sale debt securities (net of tax effect of zero for all periods presented)	4	4	3	8
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	3	—	—	—
Net change in cumulative foreign currency translation loss (net of tax effect of $1, $1, $1, and $(1) respectively)	(46)	(25)	(121)	(15)
Total other comprehensive (loss) income	(21)	(11)	(45)	13
Total comprehensive income	$165	$104	$287	$284

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,440	$1,528
Marketable securities	85	236
Accounts receivable, net	434	716
Prepaid expenses and other current assets	370	284
Total current assets	2,329	2,764
Long-term marketable securities	46	45
Computer equipment, software, furniture and leasehold improvements, net	154	162
Operating lease right-of-use assets	292	305
Intangible assets, net	451	494
Goodwill	3,612	3,604
Deferred income taxes, net	790	741
Long-term other assets	553	492
Total assets	$8,227	$8,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109	$121
Accrued compensation	223	341
Accrued income taxes	16	30
Deferred revenue	2,709	2,863
Operating lease liabilities	80	87
Current portion of long-term notes payable, net	350	350
Other accrued liabilities	155	217
Total current liabilities	3,642	4,009
Long-term deferred revenue	994	927
Long-term operating lease liabilities	336	346
Long-term income taxes payable	57	20
Long-term deferred income taxes	37	29
Long-term notes payable, net	2,279	2,278
Long-term other liabilities	142	149
Stockholders’ equity:
Common stock and additional paid-in capital	3,089	2,923
Accumulated other comprehensive loss	(169)	(124)
Accumulated deficit	(2,180)	(1,950)
Total stockholders’ equity	740	849
Total liabilities and stockholders’ equity	$8,227	$8,607

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2022	2021
Operating activities:
Net income	$332	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	76	72
Stock-based compensation expense	322	266
Deferred income taxes	(43)	26
Lease-related asset impairments	9	—
Other	(11)	9
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	281	293
Prepaid expenses and other assets	(25)	(158)
Accounts payable and other liabilities	(199)	(151)
Deferred revenue	(77)	(71)
Accrued income taxes	26	(19)
Net cash provided by operating activities	691	538
Investing activities:
Purchases of marketable securities	(97)	—
Sales and maturities of marketable securities	245	4
Capital expenditures	(23)	(36)
Purchases of developed technologies	(5)	(8)
Business combinations, net of cash acquired	(96)	(1,155)
Other investing activities	(47)	9
Net cash used in investing activities	(23)	(1,186)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	67	65
Taxes paid related to net share settlement of equity awards	(92)	(62)
Repurchases of common stock	(708)	(199)
Net cash used in financing activities	(733)	(196)
Effect of exchange rate changes on cash and cash equivalents	(23)	(4)
Net decrease in cash and cash equivalents	(88)	(848)
Cash and cash equivalents at beginning of period	1,528	1,772
Cash and cash equivalents at end of period	$1,440	$924

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$5	$—
Fair value of common stock issued related to business combinations	$10	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2022, and for the three and six months ended July 31, 2022 and 2021, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2022, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2023, or for any other period. Further, the balance sheet as of January 31, 2022, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2022. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed on March 14, 2022.

Change in presentation

In the current fiscal year, the Company changed its presentation of certain subscription plan offerings in our Condensed Consolidated Statements of Operations. Revenue from subscription plan offerings in which the customer does not utilize the cloud functionality or that do not incorporate substantial cloud functionality, previously recorded in “Subscription” have been reclassified to “Other” and “Maintenance,” as applicable. Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects. These reclassifications did not impact total net revenue.

The effect of the change on the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2021, was as follows:

	Three Months Ended July 31, 2021			Six Months Ended July 31, 2021
	As Reported	Effect of Change in Presentation	As Adjusted	As Reported	Effect of Change in Presentation	As Adjusted
Net revenue:
Subscription	$1,017	$(20)	$997	$1,964	$(40)	$1,924
Other	26	20	46	49	40	89
Total net revenue	1,060	—	1,060	2,049	—	2,049

In the current fiscal year, the Company changed its rounding presentation to the nearest whole number in millions of reported amounts, except per share data or as otherwise noted. The current year rounding presentation has been applied to all prior year amounts presented and, in certain circumstances, this change may adjust previously reported balances.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2022, that are applicable to the Company.

Accounting Standards Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Autodesk will apply the expedients in ASU No. 2020-04 through December 31, 2022. Autodesk does not believe ASU No. 2020-04 will have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. ASU 2022-03 prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. ASU 2022-03 is effective for Autodesk's fiscal year beginning February 1, 2024 and interim periods within that fiscal year, with early adoption permitted. Autodesk is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net revenue by product family:
Architecture, Engineering and Construction (1)	$564	$479	$1,101	$922
AutoCAD and AutoCAD LT (1)	344	304	671	589
Manufacturing	242	208	467	405
Media and Entertainment	71	59	139	114
Other	16	10	29	19
Total net revenue	$1,237	$1,060	$2,407	$2,049

Net revenue by geographic area:
Americas
U.S.	$424	$348	$822	$672
Other Americas	91	75	177	142
Total Americas	515	423	999	814
Europe, Middle East and Africa	473	410	922	793
Asia Pacific	249	227	486	442
Total net revenue	$1,237	$1,060	$2,407	$2,049

Net revenue by sales channel:
Indirect	$816	$702	$1,585	$1,363
Direct	421	358	822	686
Total net revenue	$1,237	$1,060	$2,407	$2,049

Net revenue by product type (2):
Design	$1,064	$924	$2,068	$1,789
Make	113	90	216	171
Other	60	46	123	89
Total net revenue	$1,237	$1,060	$2,407	$2,049
___________________
(1)During the fiscal quarter ended July 31, 2022, the Company corrected an immaterial classification error and reclassified certain revenue amounts between Architecture, Engineering and Construction and AutoCAD and AutoCAD LT. The fiscal quarter ended April 30, 2022, included within the six months ended July 31, 2022, has been adjusted to conform to the current period presentation. These reclassifications did not impact total net revenue.
(2)The prior period amount has been adjusted to conform to the current period presentation for a change in presentation of certain subscription plan offerings. See Note 1, “Basis of Presentation” for further detail.

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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of July 31, 2022, Autodesk had remaining performance obligations of $4.69 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.14 billion or 67% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.55 billion or 33% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2022. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended July 31, 2022 and 2021, that was included in the deferred revenue balances at January 31, 2022 and 2021, was $828 million and $726 million, respectively. Revenue recognized during the six months ended July 31, 2022 and 2021, that was included in the deferred revenue balances at January 31, 2022 and 2021, was $1.82 billion and $1.56 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 37% of Autodesk’s total net revenue during both the three and six months ended July 31, 2022. Total sales to Tech Data accounted for 36% of Autodesk’s total net revenue for both the three and six months ended July 31, 2021. The majority of the net revenue from sales to Tech Data is for sales outside of the United States. In addition, Tech Data accounted for 31% and 24% of trade accounts receivable at July 31, 2022, and January 31, 2022, respectively. Ingram Micro Inc. (“Ingram Micro”) accounted for 9% of Autodesk's total net revenue during both the three and six months ended July 31, 2022. Total sales to Ingram Micro accounted for 9% of Autodesk’s total new revenue during both the three and six months ended July 31, 2021. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments' by significant investment category as of July 31, 2022, and January 31, 2022:

	July 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$593	$—	$—	$593
Commercial paper	62	—	—	62
Certificates of deposit	24	—	—	24
Other (2)	9	—	—	9
Marketable securities:
Short-term
U.S. government securities	40	—	—	40
Corporate debt securities	27	—	—	27
Asset-backed securities	7	—	—	7
Other (3)	9	2	—	11
Long-term
Corporate debt securities	35	—	—	35
Other (4)	11	—	—	11
Mutual funds (5) (6)	80	7	(1)	86
Convertible debt securities (6)	3	—	—	3
Total	$900	$9	$(1)	$908
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of municipal bonds, agency discount notes, and custody cash deposits.
(3)Consists of commercial paper, certificates of deposit, common stock, agency commercial mortgage-backed securities, and commercial mortgage-backed securities.
(4)Consists of asset-backed securities, U.S. government securities, commercial mortgage-backed securities, agency commercial mortgage-backed securities, and agency mortgage-backed securities.
(5)See Note 12, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$302	$—	$—	$302
Commercial paper	55	—	—	55
U.S government securities	25	—	—	25
Custody cash deposit	18	—	—	18
Corporate debt securities	18	—	—	18
Certificates of deposit	6	—	—	6
Other (2)	4	—	—	4
Marketable securities:
Short-term
Commercial paper	103	—	—	103
Corporate debt securities	61	—	—	61
Asset-backed securities	26	—	—	26
Certificate of deposit	14	—	—	14
U.S. government securities	13	—	—	13
Municipal bonds	11	—	—	11
Common Stock	—	4	—	4
Other (3)	4	—	—	4
Long-term
Corporate debt securities	44	—	—	44
Other (4)	1	—	—	1
Mutual funds (5) (6)	74	16	(1)	89
Total	$779	$20	$(1)	$798
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of sovereign bonds and municipal bonds.
(3)Consists of sovereign bonds and supranational bonds.
(4)Consists of asset-backed securities.
(5)See Note 12, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of July 31, 2022:

Fair Value
Due within 1 year	$66
Due in 1 year through 5 years	58
Due in 5 years through 10 years	2
Due after 10 years	3
Total	$129

As of both July 31, 2022, and January 31, 2022, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the six months ended July 31, 2022.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both July 31, 2022, and January 31, 2022. There were no write offs of accrued interest receivables for both the six months ended July 31, 2022 and 2021.

There was no realized gain or loss for the sales or redemptions of marketable debt securities during both the six months ended July 31, 2022 and 2021. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Marketable debt securities	$43	$—	$245	$4

Strategic investments in equity securities

As of July 31, 2022, and January 31, 2022, Autodesk had $173 million and $134 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Six Months Ended July 31,		Cumulative Amount as of
	2022	2021	July 31, 2022
Upward adjustments	$1	$6	$24
Negative adjustments, including impairments	(5)	(9)	(82)
Net adjustments	$(4)	$(3)	$(58)

Autodesk recognized gains of $1 million for both the three and six months ended July 31, 2022, on the disposition of strategic investment equity securities. During the three and six months ended July 31, 2021, Autodesk recognized gains of zero and $8 million on the disposition of strategic investment equity securities, respectively.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of July 31, 2022, and January 31, 2022:

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$593	$—	$—	$593
Commercial paper	—	62	—	62
Certificates of deposit	—	24	—	24
Other (2)	3	6	—	9
Marketable securities:
Short-term
U.S. government securities	—	40	—	40
Corporate debt securities	—	27	—	27
Asset-backed securities	—	7	—	7
Other (3)	2	9	—	11
Long-term
Corporate debt securities	—	35	—	35
Other (4)	—	11	—	11
Long-term other assets:
Mutual funds (5)(6)	86	—	—	86
Convertible debt securities (6)	—	—	3	3
Derivative assets:
Derivative contract assets (6)	—	78	—	78
Strategic investments derivative assets (6)	—	—	2	2
Derivative liabilities:
Derivative contract liabilities (7)		(14)	—	(14)
Total	$684	$285	$5	$974
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of municipal bonds, agency discount notes, and custody cash deposits.
(3)Consists of commercial paper, certificates of deposit, common stock, agency commercial mortgage-backed securities, and commercial mortgage-backed securities.
(4)Consists of asset-backed securities, U.S. government securities, commercial mortgage-backed securities, agency commercial mortgage-backed securities, and agency mortgage-backed securities.
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
(7)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the change in Autodesk’s Level 3 items for the six months ended July 31, 2022, is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Contract	Convertible Debt Securities	Total
Balances, January 31, 2022	$—	$—	$—
Purchases	2	3	5
Balances, July 31, 2022	$2	$3	$5

6. Equity Compensation

Stock Plans

The 2022 Equity Incentive Plan (the “2022 Plan”) was approved by Autodesk’s stockholders and became effective on June 16, 2022. The 2022 Plan replaced the 2012 Employee Stock Plan, as amended, and the 2012 Outside Directors’ Stock Plan, as amended (collectively, the “Prior Plans”), and no further equity awards may be granted under the Prior Plans. The 2022 Plan reserves up to 23 million shares. The 2022 Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2022 Plan as 2.08 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2022 Plan and may become available for future grant under the 2022 Plan. As of July 31, 2022, 259 thousand shares subject to restricted stock units and restricted stock awards have been granted under the 2022 Plan. Restricted stock units that were granted under the 2022 Plan vest over one to three years from the date of grant. The 2022 Plan will expire on March 17, 2032. At July 31, 2022, approximately 23 million shares were available for future issuance under the 2022 Plan.

Restricted Stock Units

A summary of restricted stock activity for the six months ended July 31, 2022, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2022	4,033	$251.17
Granted	3,126	197.06
Vested	(1,301)	257.52
Canceled/Forfeited	(386)	234.99
Performance Adjustment (1)	(2)	299.07
Unvested restricted stock units at July 31, 2022	5,470	$219.81
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2022 performance period. The performance stock units were attained at rates ranging from 87% to 113% of the target award.

The fair value of the shares vested during the six months ended July 31, 2022 and 2021, was $269 million and $173 million, respectively.

During the six months ended July 31, 2022, Autodesk granted 2,772 thousand restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $136 million and $115 million during the three months ended July 31, 2022 and 2021, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $253 million and $205 million during the six months ended July 31, 2022 and 2021, respectively.

During the six months ended July 31, 2022 and 2021, Autodesk settled liability-classified awards in the amount of $5 million and zero, respectively. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the six months ended July 31, 2022, Autodesk granted 239 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are primarily based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

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

The performance criteria for the performance stock units vested during the six months ended July 31, 2022, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Additionally, during the six months ended July 31, 2022, Autodesk granted 115 thousand performance stock units, as part of a program offering certain employees the option to receive equity in lieu of the opportunity to receive an annual cash incentive award. The ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue and Non-GAAP income from operations targets adopted by the Compensation and Human Resource Committee. The fair value of these performance stock units is expensed using the accelerated attribution method over the one-year vesting period.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $14 million and $20 million for the three months ended July 31, 2022 and 2021, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $29 million and $32 million during the six months ended July 31, 2022 and 2021, respectively.

On May 20, 2022, the Compensation and Human Resource Committee of the Board of Directors approved an immaterial modification to certain elements of the fiscal year 2023 performance criteria for the performance stock units granted in fiscal years 2023, 2022, and 2021. Autodesk accounted for the change as a modification and revalued the awards as of the modification date resulting in no material incremental stock-based compensation expense.

Common Stock

Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2021 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the closing price of Autodesk’s common stock at the issuance date. During fiscal 2022, Autodesk issued 8,300 shares at an aggregate fair value of $3 million. As of July 31, 2022, the remaining shares to be issued are estimated to be 13 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

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

Autodesk agreed to issue a fixed amount of $13 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. During the three months ended July 31, 2022, Autodesk issued 24 thousand shares at an aggregate fair value of $5 million. As of July 31, 2022, the remaining shares to be issued are estimated to be 41 thousand. The awards are accrued as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk agreed to issue a fixed amount of $11 million in common stock at a future date to certain employees in connection with other fiscal 2022 acquisitions. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. As of July 31, 2022, shares to be issued are estimated to be 55 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. Additionally, Autodesk issued 12,782 shares of restricted common stock to certain employees in connection with these fiscal 2022 acquisitions. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the vesting period.

Autodesk issued 40,289 shares of restricted common stock to certain employees in connection with a fiscal 2023 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. Additionally, Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2023 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. As of July 31, 2022, shares to be issued are estimated to be 24 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. See Note 8, “Acquisitions,” for further information.

Autodesk recorded stock-based compensation expense related to common stock shares of $7 million and $4 million for the three months ended July 31, 2022 and 2021, respectively. Autodesk recorded stock-based compensation expense related to common stock shares of $17 million and $7 million for the six months ended July 31, 2022 and 2021, respectively.

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

A summary of the ESPP activity for the six months ended ended July 31, 2022 and 2021, is as follows:

	Six Months Ended July 31,
	2022	2021
Issued shares (in thousands)	377	490
Average price of issued shares	$173.83	$128.02
Weighted average grant date fair value of shares granted under the ESPP (1)	$69.19	$91.17
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

During the six months ended July 31, 2022, Autodesk reset the price for certain offering dates in connection with Autodesk’s ESPP as Autodesk’s closing stock price for the respective offering dates was above the closing stock price on March 31, 2022, which triggered a new 24-month offering period through March 31, 2024, resulting in modification expense of approximately $18 million to be recognized over the new offering period.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2022 and 2021, respectively, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Cost of subscription and maintenance revenue	$9	$8	$17	$13
Cost of other revenue	3	2	6	4
Marketing and sales	69	65	131	113
Research and development	69	60	128	107
General and administrative	19	18	42	32
Stock-based compensation expense related to stock awards and ESPP purchases	169	153	324	269
Tax expense (benefit)	3	(4)	9	(20)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$172	$149	$333	$249

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

	Six Months Ended July 31, 2022		Six Months Ended July 31, 2021
	Performance Stock Units (1)	ESPP (1)	Performance Stock Units	ESPP (2)
Range of expected volatilities	39.4 - 40.7%	38.3 - 42.7%	36.9%	36.5 - 41.8%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	1.2 - 1.6%	0.9 - 1.9%	0.1%	0.1 - 0.2%
      _______________
(1)There were no ESPP awards granted during the three months ended July 31, 2022. There we no performance stock units granted during the three months ended July 31, 2022, where the fair value was estimated by a Monte Carlo simulation.
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

7. Income Tax

 Autodesk had income tax expense of $46 million, relative to pre-tax income of $232 million for the three months ended July 31, 2022, and income tax expense of $24 million, relative to pre-tax income of $139 million for the three months ended July 31, 2021. Income tax expense for the three months ended July 31, 2022, reflects an increase in tax expense relating to stock-based compensation and final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the U.S. Tax Cuts and Jobs Act (“Tax Act”).

 Autodesk had income tax expense of $95 million, relative to pre-tax income of $427 million for the six months ended July 31, 2022, and income tax benefit of $1 million, relative to pre-tax income of $270 million for the six months ended July 31, 2021. Income tax expense for the six months ended July 31, 2022, reflects an increase in tax expense relating to stock-based compensation and final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act. In addition, fiscal 2022 included a non-recurring discrete tax benefit relating to the Supreme Court decision in India on the taxability of software license payments to nonresidents.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on our Netherlands, Canada, Australia, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

As of July 31, 2022, the Company had $207 million of gross unrecognized tax benefits, of which $34 million would reduce our valuation allowance, if recognized. The remaining $173 million would impact the effective tax rate, if recognized. The company’s unrecognized tax benefits decreased by $8 million in three months ended July 31, 2022, due to the settlement of a German tax audit for tax years 2014-2016.

8. Acquisitions

The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statements of Operations since the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition are not material to Autodesk’s Condensed Consolidated Financial Statements.

During the six months ended July 31, 2022, Autodesk completed two business combinations. The acquisition-date fair value of the consideration transferred totaled $114 million, which consisted of $96 million of cash, 40,289 shares of Autodesk’s restricted common stock at an aggregate fair value of $10 million, and Autodesk will issue a fixed amount of $5 million in common stock at future dates to certain employees. Of the total consideration transferred, $97 million is considered purchase consideration. Of the remaining amount, $10 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense using the straight-line method over the vesting period, $5 million was accounted for as liability-classified awards and will be recognized as compensation expense using the straight-line method over the vesting period and $2 million was recorded as stock-based compensation expense on the date of acquisition. The 40,289 shares of restricted common stock are subject to forfeiture until the second anniversary of the acquisition closing date. The shares are released on the first and second anniversaries, 40% and 60%, respectively, subject to continued employment. Issuance of the $5 million fixed value in common stock is dependent on the respective employees’ continued employment and vests 40% and 60% on the first and second anniversaries of the closing date, respectively. The number of shares will be determined based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. The number of shares is estimated to be 24,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending July 29, 2022, the last trading day of the fiscal quarter. See also Note 6, “Equity Compensation”.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the six months ended July 31, 2022:

Aggregated Total (1)
Developed technologies	$8
Customer relationships	4
Goodwill	85
Deferred revenue and long-term deferred revenue	(2)
Long-term deferred income taxes	1
Net tangible assets	1
Total	$97
 _______________
(1)There were no acquisitions during the three months ended July 31, 2022.

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

9. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of July 31, 2022, and January 31, 2022:

	July 31, 2022
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$656	$(383)	$273
Developed technologies	854	(688)	166
Trade names and patents	115	(103)	12
Total intangible assets	$1,625	$(1,174)	$451
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2022
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$667	$(375)	$292
Developed technologies	847	(661)	186
Trade names and patents	116	(100)	16
Total intangible assets	$1,630	$(1,136)	$494
 _______________
(1)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $158 million and $128 million at July 31, 2022, and

January 31, 2022, respectively. Accumulated amortization was $26 million and $17 million at July 31, 2022, and January 31, 2022, respectively. Amortization expense for the three months ended July 31, 2022 and 2021, was $5 million and $2 million, respectively. Amortization expense for the six months ended July 31, 2022 and 2021, was $9 million and $3 million, respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2022, (in millions):

Balance as of January 31, 2022	$3,753
Less: accumulated impairment losses as of January 31, 2022	(149)
Net balance as of January 31, 2022	3,604
Additions arising from acquisitions during the period	85
Effect of foreign currency translation and measurement period adjustments (1)	(77)
Balance as of July 31, 2022	$3,612
 _______________
(1)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

12. Deferred Compensation

At July 31, 2022, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $86 million. Of this amount, $7 million was classified as current and $79 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $89 million related to the investments in a rabbi trust as of January 31, 2022, $7 million was classified as current and $82 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $116 million as of July 31, 2022, and $139 million as of January 31, 2022. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $33 million and $67 million during the three and six months ended July 31, 2022, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $28 million and $54 million during the three and six months ended July 31, 2021, respectively. Autodesk did not recognize any contract cost impairment losses during the three and six months ended July 31, 2022 and 2021.

13. Computer Equipment, Software, Leasehold Improvements, and Furniture, Net

Computer equipment, software, leasehold improvements, and furniture and equipment and the related accumulated depreciation were as follows:

	July 31, 2022	January 31, 2022
Computer hardware, at cost	$138	$137
Computer software, at cost	55	55
Leasehold improvements, land and buildings, at cost	357	351
Furniture and equipment, at cost	93	93
	643	636
Less: Accumulated depreciation	(489)	(474)
Computer hardware, software, leasehold improvements, and furniture and equipment, net	$154	$162

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

In September 2021, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At July 31, 2022, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At July 31, 2022, Autodesk had no outstanding borrowings under the Credit Agreement.

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

Based on the quoted market prices, the approximate fair value of the notes as of July 31, 2022, were as follows:

	Aggregate Principal Amount	Fair value
2012 Notes	$350	$349
2015 Notes	300	306
2017 Notes	500	494
2020 Notes	500	459
2021 Notes	1,000	864

The expected future principal payments for all borrowings as of July 31, 2022, were as follows (in millions):

Fiscal year ending
2023 (remainder)	$350
2024	—
2025	—
2026	300
2027	—
Thereafter	2,000
Total principal outstanding	$2,650

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

During the three and six months ended July 31, 2022, Autodesk recorded total operating lease right-of-use assets impairment charges of $5 million and $7 million, respectively. Autodesk did not recognize any charges during both the three and six months ended July 31, 2021. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2022. The operating lease right-of-use asset charges are included in “general and administrative” in the Company’s Condensed Consolidated Statements of Operations.

The components of lease cost were as follows:

	Three Months Ended July 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$9	$7	$3	$22
Variable lease cost	1	—	1	1	—	3

	Six Months Ended July 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$4	$2	$19	$14	$6	$45
Variable lease cost	1	—	3	3	1	8

	Three Months Ended July 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$11	$8	$3	$25
Variable lease cost	1	—	2	1	1	5

	Six Months Ended July 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$4	$1	$22	$16	$7	$50
Variable lease cost	1	—	4	3	2	10

Supplemental operating cash flow information related to leases is as follows:

	Six Months Ended July 31,
	2022	2021
Cash paid for operating leases included in operating cash flows (1)	$60	$48
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	37	10
  _______________
(1) Includes $8 million and $10 million in variable lease payments for the six months ended July 31, 2022 and 2021, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 6.5 and 6.9 years at July 31, 2022, and January 31, 2022, respectively. The weighted average discount rate was 2.38% and 2.46% at July 31, 2022, and January 31, 2022, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2023 (remainder)	$43
2024	96
2025	77
2026	62
2027	42
Thereafter	128
448
Less imputed interest	32
Present value of operating lease liabilities	$416

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 9.5 years. Sublease income was $1 million for both the three and six months ended July 31, 2022. Sublease income is recorded as a reduction of lease expense in the Company’s Condensed Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $79 million. Autodesk expects to receive sublease income payments of approximately $32 million for remaining fiscal 2023 through fiscal 2027 and $47 million thereafter.

As of July 31, 2022, Autodesk had additional operating lease minimum lease payments of $23 million for executed leases that have not yet commenced, primarily for office locations.

16. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2022, and January 31, 2022:

	Balance Sheet Location	Fair Value at
		July 31, 2022	January 31, 2022
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$75	$12
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	5	6
Total derivative assets		$80	$18
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$13	$7
Derivatives not designated as hedging instruments	Other accrued liabilities	1	4
Total derivative liabilities		$14	$11

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2022 and 2021 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Amount of gain (loss) recognized in accumulated other comprehensive income, net of tax, (effective portion)	$18	$4	$73	$10
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$11	$(5)	$17	$(10)
Cost of revenue	(1)	—	(2)	—
Operating expenses	(7)	(1)	(10)	—
Total	$3	$(6)	$5	$(10)

The amount and location of gain recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2022 and 2021, (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Interest and other expense, net	$6	$(2)	$30	$5

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.00 billion at July 31, 2022, and $1.08 billion at January 31, 2022. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $97 million remaining in “Accumulated other comprehensive loss” as of July 31, 2022, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,160	$17	$83	$433	$306	$128

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$11	$—	$(1)	$(3)	$(2)	$(2)

	Six Months Ended July 31, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,249	$35	$167	$852	$595	$248

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$17	$—	$(2)	$(5)	$(2)	$(3)

	Three Months Ended July 31, 2021
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue (1)	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$997	$17	$76	$399	$277	$119

Loss on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of loss reclassified from accumulated other comprehensive income into income	$(4)	$(1)	$—	$—	$—	$—

	Six Months Ended July 31, 2021
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue (1)	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$1,924	$36	$144	$776	$543	$231

(Loss) gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(9)	$(1)	$—	$1	$—	$—
____________________
(1)In the current fiscal year, the Company changed its presentation of certain subscription plan offerings in our Condensed Consolidated Statement of Operations. Accordingly, prior period amounts have been reclassified to conform to the current period presentation in all material respects. See Note 1, “Basis of Presentation,” for further detail.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $102 million at July 31, 2022, and $542 million at January 31, 2022.

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

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of July 31, 2022, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2022	218	$2,923	$(124)	$(1,950)	$849
Common shares issued under stock plans	1	(10)			(10)
Stock-based compensation expense		146			146
Shares issued related to business combination		10			10
Net income				146	146
Other comprehensive loss			(24)		(24)
Repurchase and retirement of common shares (1)	(2)	(97)		(339)	(436)
Balances, April 30, 2022	217	2,972	(148)	(2,143)	681
Common shares issued under stock plans		(17)			(17)
Stock-based compensation expense		163			163
Settlement of liability-classified restricted common shares		5			5
Net income				186	186
Other comprehensive loss			(21)		(21)
Repurchase and retirement of common shares (1)	(1)	(34)		(223)	(257)
Balances, July 31, 2022	216	$3,089	$(169)	$(2,180)	$740
 ________________
(1)During the three and six months ended July 31, 2022, Autodesk repurchased 1,417 thousand and 3,475 thousand shares at an average repurchase price of $181.64 and $199.45 per share, respectively. At July 31, 2022, 5 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

Changes in stockholders' equity by component, net of tax, as of July 31, 2021, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2021	220	$2,579	$(126)	$(1,488)	$965
Common shares issued under stock plans	1	9			9
Stock-based compensation expense		114			114
Shares issued related to business combination		3			3
Net income				156	156
Other comprehensive income			24		24
Repurchase and retirement of common shares (1)	(1)	(66)		(77)	(143)
Balances, April 30, 2021	220	2,639	(102)	(1,409)	1,128
Common shares issued under stock plans		(6)			(6)
Stock-based compensation expense		148			148
Net income				115	115
Other comprehensive income			(11)		(11)
Repurchase and retirement of common shares (1)		(1)		(45)	(46)
Balances, July 31, 2021	220	$2,780	$(113)	$(1,339)	$1,328
 ________________
(1)During the three and six months ended July 31, 2021, Autodesk repurchased 164 thousand and 679 thousand shares at an average repurchase price of $282.67 and $278.34 per share, respectively. At July 31, 2021, 11 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2022:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2022	$24	$18	$(16)	$(150)	$(124)
Other comprehensive income (loss) before reclassifications	90	3	—	(122)	(29)
Pre-tax gains reclassified from accumulated other comprehensive loss	(5)	—	—	—	(5)
Tax effects	(12)	—	—	1	(11)
Net current period other comprehensive income (loss)	73	3	—	(121)	(45)
Balances, July 31, 2022	$97	$21	$(16)	$(271)	$(169)

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2021:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2021	$(24)	$6	$(21)	$(87)	$(126)
Other comprehensive income (loss) before reclassifications	14	8	—	(14)	8
Pre-tax losses reclassified from accumulated other comprehensive loss	10	—	—	—	10
Tax effects	(4)	—	—	(1)	(5)
Net current period other comprehensive income (loss)	20	8	—	(15)	13
Balances, July 31, 2021	$(4)	$14	$(21)	$(102)	$(113)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net income	$186	$115	$332	$271
Denominator:
Denominator for basic net income per share—weighted average shares	217	220	217	220
Effect of dilutive securities	1	2	1	2
Denominator for dilutive net income per share	218	222	218	222
Basic net income per share	$0.86	$0.52	$1.53	$1.23
Diluted net income per share	$0.85	$0.52	$1.52	$1.22

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and six months ended July 31, 2022, there were 1,705 thousand and 1,118 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and six months ended July 31, 2021, there were 7 thousand and 417 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	July 31, 2022	January 31, 2022
Long-lived assets (1):
Americas
U.S.	$314	$323
Other Americas	17	20
Total Americas	331	343
Europe, Middle East, and Africa	77	92
Asia Pacific	38	32
Total long-lived assets	$446	$467
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Six Months Ended July 31, 2022,” and in “Results of Operations-Overview.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography), the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

To support our strategic priority of digital transformation in Architecture, Engineering, and Construction (“AEC”), we are strengthening the foundation of our AEC solutions with both organic and inorganic investments. In fiscal 2023, we acquired a cloud-connected, extended reality (XR) platform which enables AEC professionals to present, collaborate and review projects together in immersive and interactive experiences, from anywhere and at any time. This acquisition enables Autodesk to meet increasing needs for augmented reality (AR) and virtual reality (VR) technology advancements within the AEC industry and further support AEC customers throughout the project delivery lifecycle. In fiscal 2022, we acquired Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”), which provides water infrastructure software. Combining Innovyze’s hydraulic modeling, simulation, asset performance management and operational analytics solutions with Autodesk’s design and analysis solutions (including Autodesk Civil 3D, Autodesk InfraWorks, and the Autodesk Construction Cloud) enables us to deliver end-to-end, cloud-based solutions for our water infrastructure customers that drive efficiency and sustainability. Other acquisitions in fiscal 2022 include a cloud-based estimating solution that enables construction teams to create estimates, perform digital takeoffs, generate detailed reports and proposals and manage bid-day processes. Additionally, in fiscal 2022, we launched Autodesk Tandem, a cloud-based digital twin technology platform that extends digital project delivery by providing owner/operators with an easy to use, accurate, digital as-built model of a newly built or renovated facility. For owner/operators this accelerates operational readiness and extends the value of BIM downstream into the owner/operator segment.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, computer manufacturers, and other software developers. Our direct channels include internal sales resources dedicated to selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and six months ended July 31, 2022 and 2021.

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

One of our key strategies is to maintain an Application Programming Interface (API) based architecture of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have established the Autodesk Forge developer platform to support innovators that build solutions to facilitate the development of a single connected ecosystem for the future of how things are designed, made, and used.

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

These opportunities manifest as outcomes through how our customers leverage our technology to design and make net-zero carbon buildings, resilient infrastructure, more sustainable products, and a thriving workforce. We realize these opportunities through powering our business with 100% renewable energy, neutralizing greenhouse gas emissions and developing an inclusive culture. We advance these opportunities with industry innovators through collaboration, philanthropic capital, software donations, and training.

The Autodesk Foundation (the “Foundation”), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to make a better world by matching employees’ volunteer time and/or donations to nonprofit organizations; and to support organizations using design to drive positive social and environmental impact. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, social and environmental entrepreneurs, and others who are developing design solutions that will shape a more sustainable future.

Additional information about our environmental, social, and governance program is available in our annual impact report on our website at www.autodesk.com. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

Assumptions Behind Our Strategy

Our strategy depends upon a number of assumptions, including: making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, third-party developers, customers, educators, educational institutions, learning partners, and students; improving the performance and functionality of our products and platform; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2022.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2022, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2022. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2022

•Total net revenue increased 17% for both the three and six months ended July 31, 2022, to $1,237 million and $2,407 million, respectively, compared to the same period in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% for both the three and six months ended July 31, 2022, and remained flat as compared to both periods in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of both July 31, 2022 and 2021.
•Deferred revenue was $3.70 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $4.69 billion, a decrease of 1% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $3.14 billion, flat compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three and six months ended July 31, 2022, as compared to the same period in the prior fiscal year, primarily due to a 16% and 17% increase in subscription revenue, respectively, partially offset by a zero and 3% decrease in maintenance revenue, respectively.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 37% of our total net revenue for both the three and six months ended July 31, 2022. Total sales to Tech Data accounted for 36% of our total net revenue for both the three and six months ended July 31, 2021. Ingram Micro accounted for 9% of Autodesk's total net revenue for both the three and six months ended July 31, 2022. During both the three and six months ended July 31, 2021, total sales to Ingram Micro accounted for 9% of Autodesk’s total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. Should any of our agreements with Tech Data or Ingram Micro be terminated for any reason, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.

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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2022 and 2021:

	Three Months Ended July 31, 2022	Change compared to prior fiscal year		Three Months Ended July 31, 2021
(In millions, except percentage data)		$	%
Recurring revenue (1) (2)	$1,217	$178	17%	$1,039
As a percentage of net revenue	98%	N/A	N/A	98%

	Six Months Ended July 31, 2022	Change compared to prior fiscal year		Six Months Ended July 31, 2021
		$	%
Recurring Revenue (1) (2)	$2,361	$349	17%	$2,012
As a percentage of net revenue	98%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.
(2)The prior period amount has been adjusted to conform to the current period presentation for a change in presentation of certain subscription plan offerings. See Part I, Item 1 “Financial Statements,” Note 1, “Basis of Presentation” for further detail.

NR3 was within the range of 100% and 110% as of both July 31, 2022 and 2021.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2022			Six Months Ended July 31, 2022
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	17%	17%	Neutral	17%	17%	Neutral
Total spend	9%	11%	Positive	10%	12%	Positive
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

Remaining Performance Obligations

RPO represents deferred revenue and contractually stated or committed orders under early renewal and multi-year billing plans for subscription, services, license, and maintenance for which the associated deferred revenue has not yet been recognized. Unbilled deferred revenue is not included as a receivable or deferred revenue on our Condensed Consolidated Balance Sheets. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition,” for more details on Autodesk's performance obligations.

(in millions)	July 31, 2022	January 31, 2022
Deferred revenue	$3,703	$3,790
Unbilled deferred revenue	984	949
RPO	$4,687	$4,739

RPO consisted of the following:

(in millions)	July 31, 2022	January 31, 2022
Current RPO	$3,135	$3,141
Non-current RPO	1,552	1,598
RPO	$4,687	$4,739

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

Balance Sheet and Cash Flow Items

At July 31, 2022, we had $1.57 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $691 million for the six months ended July 31, 2022, compared to $538 million for the six months ended July 31, 2021. We repurchased 3,475 thousand shares of our common stock for $693 million during the six months ended July 31, 2022. Comparatively, we repurchased 679 thousand shares of our common stock for $189 million during the six months ended July 31, 2021. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

The COVID-19 pandemic has spurred changes in the way we work as we move to a more hybrid workforce resulting in an evaluation of our office space needs. Accordingly, we are reducing our facilities portfolio worldwide and incurred charges associated with our operating leases for real estate during the six months ended July 31, 2022. See Part I, Item 1, “Financial Statements,” Note 15, “Leases” in the Notes to Condensed Consolidated Financial Statements for more information. Optimizing our facilities costs will allow us to better deploy capital to further our strategy and drive growth. However, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings or operational efficiencies, or that our impairment charges would be limited to that amount.

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2022	$	%	July 31, 2021
Net Revenue (1):
Subscription	$1,160	$163	16%	$997	Increase due to growth across subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from new subscriptions and EBA offerings.
Maintenance	17	—	—%	17
Total subscription and maintenance revenue	1,177	163	16%	1,014
Other	60	14	30%	46
	$1,237	$177	17%	$1,060

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2022	$	%	July 31, 2021
Net Revenue (1):
Subscription	$2,249	$325	17%	$1,924	Increase due to growth across subscription types, led by product subscription renewal revenue. Also contributing to the growth was an increase in revenue from new subscription and EBA offerings.
Maintenance	35	(1)	(3)%	36
Total subscription and maintenance revenue	2,284	324	17%	1,960
Other	123	34	38%	89
	$2,407	$358	17%	$2,049
____________________
(1) Prior periods amounts have been reclassified to conform to the current period presentation in all material respects. See Part I, Item 1, “Financial Statements,” Note 1, “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for the change in presentation of certain subscription plan offerings in our Condensed Consolidated Statement of Operations.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2022	$	%	July 31, 2021
Net Revenue by Product Family:
AEC (1)	$564	$85	18%	$479	Increase due to growth in revenue from AEC Collections, EBAs, Revit, and BIM360.
AutoCAD and AutoCAD LT (1)	344	40	13%	304	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	242	34	16%	208	Increase due to growth in revenue from MFG Collections, Vault, Fusion360, and EBAs.
M&E	71	12	20%	59	Increase due to growth in revenue from Maya, 3DS Max, and EBAs.
Other	16	6	60%	10
Total Net Revenue	$1,237	$177	17%	$1,060

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2022	$	%	July 31, 2021
Net Revenue by Product Family:
AEC (1)	$1,101	$179	19%	$922	Increase due to growth in revenue from AEC Collections, EBAs, Revit, and Innovyze.
ACAD and AutoCAD LT (1)	671	82	14%	589	Increase due to growth in revenue from both AutoCAD and AutoCAD LT
MFG	467	62	15%	405	Increase due to growth in revenue from MFG Collections, Vault, Fusion360, and EBAs.
M&E	139	25	22%	114	Increase due to growth in revenue from Maya, 3DS Max, and EBAs.
Other	29	10	53%	19
Total Net Revenue	$2,407	$358	17%	$2,049

____________________
(1) During the fiscal quarter ended July 31, 2022, we corrected an immaterial classification error and reclassified certain revenue amounts between Architecture, Engineering and Construction and AutoCAD and AutoCAD LT. The fiscal quarter ended April 30, 2022, included within the six months ended July 31, 2022, has been adjusted to conform to the current period presentation. These reclassifications did not impact total net revenue.

Net Revenue by Geographic Area

	Three Months Ended July 31, 2022	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended July 31, 2021
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$424	$76	22%	*	$348
Other Americas	91	16	21%	*	75
Total Americas	515	92	22%	21%	423
EMEA	473	63	15%	15%	410
APAC	249	22	10%	13%	227
Total Net Revenue	$1,237	$177	17%	17%	$1,060

	Six Months Ended July 31, 2022	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2021
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$822	$150	22%	*	$672
Other Americas	177	35	25%	*	142
Total Americas	999	185	23%	22%	814
EMEA	922	129	16%	15%	793
APAC	486	44	10%	12%	442
Total Net Revenue	$2,407	$358	17%	17%	$2,049
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2022	$	%	July 31, 2021
Net Revenue by Sales Channel:
Indirect	$816	$114	16%	$702	Increase due to growth in subscription revenue, led by product subscription renewal revenue.
Direct	421	63	18%	358	Increase due to an increase in revenues from our online Autodesk branded store and EBAs.
Total Net Revenue	$1,237	$177	17%	$1,060

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2022	$	%	July 31, 2021
Net Revenue by Sales Channel:
Indirect	$1,585	$222	16%	$1,363	Increase due to growth in subscription revenue.
Direct	822	136	20%	686	Increase due to an increase in revenues from our online Autodesk branded store and EBAs.
Total Net Revenue	$2,407	$358	17%	$2,049

Net Revenue by Product Type

	Three Months Ended July 31, 2022	Change compared to prior fiscal year		Three Months Ended July 31, 2021
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type (1):
Design	$1,064	$140	15%	$924	Increase due to growth in AutoCAD Family, AEC & MFG collections, M&E, EBA offerings, and AutoCAD LT.
Make	113	23	26%	90	Increase primarily due to growth in revenue from Plangrid, BIM 360, and Fusion 360 products.
Other	60	14	30%	46
Total Net Revenue	$1,237	$177	17%	$1,060

	Six Months Ended July 31, 2022	Change compared to prior fiscal year		Six Months Ended July 31, 2021
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type (1):
Design	$2,068	$279	16%	$1,789	Increase due to growth in AutoCAD Family, AEC & MFG collections, M&E, EBA offerings, and AutoCAD LT.
Make	216	45	26%	171	Increase primarily due to growth in revenue from Plangrid, Fusion 360, and BIM 360 products.
Other	123	34	38%	89
Total Net Revenue	$2,407	$358	17%	$2,049

___________________
(1)The prior period amount has been adjusted to conform to the current period presentation for a change in presentation of certain subscription plan offerings. See Part I, Item 1, “Financial Statements,” Note 1, “Basis of Presentation” for further detail.

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2022	$	%	July 31, 2021
Cost of revenue:
Subscription and maintenance	$83	$7	9%	$76	Increase primarily due to an increase in cloud hosting costs and stock-based compensation expense.
Other	21	5	31%	16	Increase primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
Amortization of developed technologies	15	1	7%	14	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the remainder of fiscal 2022 and the first quarter of fiscal 2023.
Total cost of revenue	$119	$13	12%	$106

Operating expenses:
Marketing and sales	$433	$34	9%	$399	Increase primarily due to an increase in employee-related costs driven by increase in travel and entertainment expense, sales commission expense, and higher headcount as well as an increase in advertisement and promotion costs, and stock-based compensation expense.
Research and development	306	29	10%	277	Increase primarily due to an increase in stock-based compensation expense, cloud hosting costs, employee-related costs due to higher headcount, and capitalized software costs.
General and administrative	128	9	8%	119	Increase primarily due to lease-related asset impairment and other charges in fiscal 2023 and an increase in stock-based compensation expense.
Amortization of purchased intangibles	9	(2)	(18)%	11	Decrease primarily due to full amortization of previously acquired intangible assets offset by amortization expense from acquired intangibles as a result of our acquisitions in the remainder of fiscal 2022 and first quarter of fiscal 2023.
Total operating expenses	$876	$70	9%	$806

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2022	$	%	July 31, 2021
Cost of revenue:
Subscription and maintenance	$167	$23	16%	$144	Increase primarily due to an increase in cloud hosting costs, employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
Other	40	10	33%	30	Increase primarily due to an increase in employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
Amortization of developed technologies	29	5	21%	24	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the remainder of fiscal 2022 and the first quarter of fiscal 2023.
Total cost of revenue	$236	$38	19%	$198

Operating expenses:
Marketing and sales	$852	$76	10%	$776	Increase primarily due to an increase in employee-related costs driven by an increase in travel and entertainment expense, sales commission expense, and higher headcount as well as an increase in stock-based compensation expense, advertisement and promotion costs, and cloud hosting costs.
Research and development	595	52	10%	543	Increase primarily due to an increase in stock-based compensation expense, cloud hosting costs, employee-related costs driven by higher headcount, an increase in professional fees, and capitalized software costs.
General and administrative	248	17	7%	231	Increase primarily due to an increase in stock-based compensation expense, lease-related asset impairment and other charges, and cloud hosting costs, partially offset by acquisition-related costs.
Amortization of purchased intangibles	20	1	5%	19	Increase due to growth in amortization expense from acquired intangibles as a result of our acquisitions in the remainder of fiscal 2022 and the first quarter of fiscal 2023.
Total operating expenses	$1,715	$146	9%	$1,569

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the third quarter of fiscal 2023, as compared to the third quarter of fiscal 2022:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Decrease
Research and development	Increase	Flat
General and administrative	Increase	Flat
Amortization of purchased intangibles	Decrease	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2022	2021	2022	2021
Interest and investment expense, net	$(20)	$(13)	$(49)	$(23)
Gain (loss) on foreign currency	4	(2)	14	—
Gain on strategic investments	2	2	2	6
Other income	4	4	4	5
Interest and other expense, net	$(10)	$(9)	$(29)	$(12)

Interest and other expense, net, increased by $1 million and $17 million during the three and six months ended July 31, 2022, respectively, as compared to the same period in the prior fiscal year. The increase in the three months ended July 31, 2022, as compared to the same period in the prior fiscal year was primarily due to an increase in interest expense as a result of the issuance of debt in fiscal year 2022 partially offset by gains on foreign currency in the current period compared to losses in the same period in the prior fiscal year due to foreign currency exchange rate fluctuations. The increase in the six months ended July 31, 2022, as compared to the same period in the prior fiscal year was primarily due to an increase in interest expense as a result of the issuance of debt in fiscal year 2022 partially offset by gains on foreign currency in the current period compared to the same period in the prior fiscal year due to foreign currency exchange rate fluctuations.

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

We had an income tax expense of $46 million, relative to pre-tax income of $232 million for the three months ended July 31, 2022, and an income tax expense of $24 million, relative to pre-tax income of $139 million for the three months ended July 31, 2021. Income tax expense for the three months ended July 31, 2022, reflects an increase in tax expense relating to stock-based compensation and the final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act.

We had an income tax expense of $95 million, relative to pre-tax income of $427 million for the six months ended July 31, 2022, and an income tax benefit of $1 million, relative to pre-tax income of $270 million for the six months ended July 31, 2021. Income tax expense for the six months ended July 31, 2022, reflects an increase in tax expense relating to stock-based compensation and final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act. In addition, fiscal 2022 included a non-recurring discrete tax benefit relating to the Supreme Court decision in India on the taxability of software license payments to nonresidents.

The Tax Act enacted, on December 22, 2017, eliminates the option to deduct research and development expenditures and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, we may recognize an increase to cash taxes.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on our Netherlands, Canada, Australia, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of July 31, 2022, we had $207 million of gross unrecognized tax benefits, of which $34 million would reduce our valuation allowance, if recognized. The remaining $173 million would impact the effective tax rate, if recognized. Autodesk’s unrecognized tax benefits decreased by $8 million in the three months ended July 31, 2022, due to the settlement of a German tax audit for tax years 2014-2016.

We anticipate that the U.S. Department of Treasury will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to the amounts that we have previously recorded that may materially impact our financial statements.

Our future effective annual tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the U.S. federal statutory rate, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, and changes in tax laws including impacts of the Tax Act. A significant amount of our earnings is generated by our Europe and Asia Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates.

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

The Inflation Reduction Act was enacted on August 16, 2022, and includes a number of provisions that may impact Autodesk, including the adjusted book minimum tax and excise tax on stock buybacks. We are assessing these impacts on our consolidated financial statements.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2022 and 2021, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(Unaudited)
Gross profit	$1,118	$954	$2,171	$1,851
Non-GAAP gross profit	$1,144	$978	$2,221	$1,892
Income from operations	$242	$148	$456	$282
Non-GAAP income from operations	$444	$331	$841	$611
Operating margin	20%	14%	19%	14%
Non-GAAP operating margin	36%	31%	35%	30%
Net income	$186	$115	$332	$271
Non-GAAP net income	$359	$269	$673	$498
GAAP diluted net income per share	$0.85	$0.52	$1.52	$1.22
Non-GAAP diluted net income per share	$1.65	$1.21	$3.09	$2.24

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(Unaudited)
Gross profit	$1,118	$954	$2,171	$1,851
Stock-based compensation expense	12	10	23	17
Amortization of developed technologies	14	14	27	24
Non-GAAP gross profit	$1,144	$978	$2,221	$1,892

Income from operations	$242	$148	$456	$282
Stock-based compensation expense	169	153	324	269
Amortization of developed technologies	14	14	27	24
Amortization of purchased intangibles	9	11	20	19
Acquisition-related costs	3	5	6	17
Lease-related asset impairments and other charges	7	—	8	—
Non-GAAP income from operations	$444	$331	$841	$611

Operating margin	20%	14%	19%	14%
Stock-based compensation expense	14%	14%	13%	13%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	—%	—%	—%	1%
Lease-related asset impairments and other charges	1%	—%	—%	—%
Non-GAAP operating margin (1)	36%	31%	35%	30%

Net income	$186	$115	$332	$271
Stock-based compensation expense	169	153	324	269
Amortization of developed technologies	14	14	27	24
Amortization of purchased intangibles	9	11	20	19
Acquisition-related costs	3	5	6	17
Lease-related asset impairments and other charges	7	—	8	—
Gain on strategic investments and dispositions, net	(1)	(2)	(1)	(6)
Discrete tax provision items	2	—	(6)	(56)
Income tax effect of non-GAAP adjustments	(30)	(27)	(37)	(40)
Non-GAAP net income	$359	$269	$673	$498

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	(Unaudited)
Diluted net income per share	$0.85	$0.52	$1.52	$1.22
Stock-based compensation expense	0.78	0.69	1.49	1.21
Amortization of developed technologies	0.06	0.06	0.12	0.11
Amortization of purchased intangibles	0.04	0.05	0.09	0.09
Acquisition-related costs	0.01	0.02	0.03	0.07
Lease-related asset impairments and other charges	0.04	—	0.04	—
Gain on strategic investments and dispositions, net	—	(0.01)	—	(0.03)
Discrete tax provision items	0.01	—	(0.03)	(0.25)
Income tax effect of non-GAAP adjustments	(0.14)	(0.12)	(0.17)	(0.18)
Non-GAAP diluted net income per share	$1.65	$1.21	$3.09	$2.24
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

CEO transition costs. We exclude amounts paid to our former CEOs upon departure under the terms of their transition agreements, including severance payments, acceleration of restricted stock units, and continued vesting of performance stock units, and legal fees incurred with the transition. Also excluded from our non-GAAP measures are recruiting costs related to the search for a new CEO. These costs represent non-recurring expenses and are not indicative of our ongoing operating expenses. We further believe that excluding the CEO transition costs from our non-GAAP results is useful to investors in that it allows for period-over-period comparability.

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

Acquisition-related costs. We exclude certain acquisition-related costs, including due diligence costs, professional fees in connection with an acquisition, certain financing costs, and certain integration-related expenses. These expenses are unpredictable, and dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired business or our Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. We believe excluding acquisition-related costs facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

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

At July 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.57 billion and net accounts receivable of $434 million.

In September 2021, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At July 31, 2022, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of August 31, 2022, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of July 31, 2022, we have $2.65 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion. We expect to use cash to retire our 2012 Notes due on December 15, 2022.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2022, approximately 73% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Six Months Ended July 31,
(in millions)	2022	2021
Net cash provided by operating activities	$691	$538
Net cash used in investing activities	(23)	(1,186)
Net cash used in financing activities	(733)	(196)

Net cash provided by operating activities of $691 million for the six months ended July 31, 2022, primarily consisted of $332 million of our net income adjusted for $353 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, lease-related impairment charges, and deferred income tax. Cash provided by working capital stayed flat primarily due to a decrease in accounts receivable of $281 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers offset in part primarily by a decrease in accounts payable and other liabilities of $199 million due to the timing of payments related to employee compensation and related costs.

Net cash provided by operating activities of $538 million for the six months ended July 31, 2021, primarily consisted of $271 million of our net income adjusted for $373 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense. The decrease in cash provided by working capital was primarily due to an increase in prepaid expenses and other assets of $158 million, due to timing of prepaid operating expenses, and a decrease in accounts payable and other liabilities of $151 million, due to the timing of payments related to employee compensation and related costs, offset by a decrease in accounts receivable of $293 million, due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash used in investing activities was $23 million for the six months ended July 31, 2022, primarily due to purchases of marketable securities, business combinations, net of cash acquired, and purchases of strategic investments partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $1,186 million for the six months ended July 31, 2021, and was primarily due to a business combination, net of cash acquired.

Net cash used in financing activities was $733 million for the six months ended July 31, 2022, primarily due to repurchases of common stock. Net cash used in financing activities was $196 million for the six months ended July 31, 2021, primary due to the repurchases of common stock. These cash outflows were offset in part by cash proceeds from the issuance of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended July 31, 2022:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	24	$207.77	24	6,041
June 1 - June 30	911	180.65	911	5,130
July 1- July 31	482	182.19	482	4,648
Total	1,417	$181.64	1,417
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 that authorized the repurchase of 30 million shares. The plan does not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 18, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2022, and January 31, 2022, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	July 31, 2022		January 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$656	$(12)	$852	$(10)
Sold	1,036	3	1,612	7
Option Contracts:
Purchased	1,275	79	1,273	18
Sold	1,330	(6)	1,322	(8)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of July 31, 2022, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2022, and January 31, 2022, would increase the fair value of our foreign currency contracts by $228 million and $218 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2022, and January 31, 2022, would decrease the fair value of our foreign currency contracts by $67 million and $138 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At July 31, 2022, we had $819 million of cash equivalents and marketable securities, including $85 million classified as short-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

Other Market Risk

From time to time, we make direct investments in privately held companies. Privately held company investments generally are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies. See Part I, Item 1, “Financial Statements,” Note 5, “Financial Instruments,” in the Notes to Condensed Consolidated Financial Statements for further discussion regarding these strategic investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Renewed waves and new variants pose risks to recovery and our outlook. In addition, global economic and political conditions described elsewhere in this Risk Factor section, including supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific geographies, the war in Ukraine, and foreign exchange rate fluctuations may impact our outlook. Growth may slow if virus outbreaks (including from new variants) prove difficult to contain, infections and deaths mount rapidly before vaccines are widely available, and social distancing measures and/or lockdowns return (such as have recently occurred in China) and are more stringent than anticipated. Moreover, if economic policy support is insufficient or withdrawn before full economic recovery, bankruptcies of viable but illiquid companies could mount, leading to further or renewed employment and income losses and a more protracted recovery. Together, these uncertainties and risks could have a material adverse impact on our financial condition, business and results of operations.

Global economic and political conditions may further impact our industries, business, and financial results.

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflationary pressures, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, current geopolitical and global macro-economic challenges and the coronavirus (COVID-19) pandemic have caused uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which these challenges will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact of these challenges on our customers, vendors, distributors, and resellers, such as the supply chain disruption and resulting inflationary pressures and global labor shortage that we have seen recently, as well as other factors; the ebb and flow of COVID-19, including in specific geographies and as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to these challenges; speed and timing of economic recovery, including in specific geographies; speed of rollout of COVID-19 vaccines, lifting of restrictions on movement, and normalization of full-time return to work and social events; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; the war in Ukraine; foreign exchange rate fluctuations; and the effect of these challenges on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases, which we have seen recently in certain countries including China. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

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

International net revenue represented 66% and 67% of our net revenue for the six months ended July 31, 2022 and 2021, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2022 and 2021, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 28% and 29% of our total net revenue, respectively.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the six months ended July 31, 2022 and 2021, approximately 66% and 67%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including the distributors Tech Data and Ingram Micro. Tech Data accounted for 37% and 36% of our total net revenue for the six months ended July 31, 2022 and 2021, respectively, and Ingram Micro accounted for 9% of our total net revenue for both the six months ended July 31, 2022 and 2021. Should any of our agreements with Tech Data or Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Tech Data or Ingram Micro would be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on either Tech Data or Ingram Micro. However, if either distributor were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. This could, in turn, negatively impact our financial results. For example, in June 2020, an affiliate of funds managed by affiliates of Apollo Global Management, a global alternative investment manager, acquired Tech Data, and in July 2021, Platinum Equity, a global investment firm, acquired Ingram Micro from HNA Technology Co., Ltd. If there is any reseller or end user uncertainty caused by either acquisition, our ability to sell to these resellers and end users could, at least temporarily, be negatively impacted.

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

Further, several European data protection authorities recently indicated that the use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. As the enforcement landscape further develops, and depending on the impacts of these rulings, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors, and make other operational changes.

Several other countries, including China, Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border data transfers. There is also an increasing trend towards data localization policies. For example, in 2021, China introduced localization requirements for certain data. There are also other countries, such as India, that are considering data localization requirements. If this trend continues, and countries implement more restrictive regulations for cross-border personal data transfers (or do not permit personal data to leave the country of origin), it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and our business, financial condition, and results of operations in those jurisdictions could be impacted.

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

We have $2.65 billion of principal debt, consisting of notes due at various times from December 2022 to December 2031, as of July 31, 2022, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

The Inflation Reduction Act was enacted on August 16, 2022, and includes a number of provisions that may impact Autodesk, including the adjusted book minimum tax and excise tax on stock buybacks. We are assessing these impacts on our condensed consolidated financial statements.

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

There were no sales of unregistered securities during the three months ended July 31, 2022.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2 above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description

10.1*	Autodesk, Inc. 2022 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 of the Form 8-K filed on June 21, 2022)
10.2*	Autodesk, Inc. 2022 Equity Incentive Plan Form of Global RSU Agreement (incorporated by reference from Exhibit 10.2 of the Form 8-K filed on June 21, 2022)
10.3*	Autodesk, Inc. 2022 Director Compensation Policy (incorporated by reference from Exhibit 99.1 of the Form 8-K filed on August 23, 2022)

10.4*	Autodesk, Inc. 2022 Equity Incentive Plan - Director form of RSU Agreement (incorporated by reference from Exhibit 99.2 of the Form 8-K filed on August 23, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	Inline XBRL Taxonomy Extension Schema

101.CAL ††	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	Inline XBRL Taxonomy Definition Linkbase

101.LAB ††	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE ††	Inline XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File - the cover page interactive date is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2022

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)