Form 10-Q
period 2022-10-31
Autodesk, Inc.
filed 2022-12-06
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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

As of November 30, 2022, registrant had outstanding 215,767,494 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net revenue:
Subscription	$1,188	$1,043	$3,437	$2,967
Maintenance	16	18	51	54
Total subscription and maintenance revenue	1,204	1,061	3,488	3,021
Other	76	65	199	154
Total net revenue	1,280	1,126	3,687	3,175
Cost of revenue:
Cost of subscription and maintenance revenue	86	75	253	219
Cost of other revenue	19	18	59	48
Amortization of developed technologies	15	15	44	39
Total cost of revenue	120	108	356	306
Gross profit	1,160	1,018	3,331	2,869
Operating expenses:
Marketing and sales	454	419	1,306	1,195
Research and development	311	282	906	825
General and administrative	129	113	377	344
Amortization of purchased intangibles	10	11	30	30
Total operating expenses	904	825	2,619	2,394
Income from operations	256	193	712	475
Interest and other expense, net	(14)	(5)	(43)	(17)
Income before income taxes	242	188	669	458
Provision for income taxes	(44)	(51)	(139)	(50)
Net income	$198	$137	$530	$408
Basic net income per share	$0.92	$0.62	$2.44	$1.85
Diluted net income per share	$0.91	$0.62	$2.43	$1.84
Weighted average shares used in computing basic net income per share	216	220	217	220
Weighted average shares used in computing diluted net income per share	217	222	218	222

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net income	$198	$137	$530	$408
Other comprehensive (loss) income, net of reclassifications:
Net gain on derivative instruments (net of tax effect of $(5), $(3), $(17), and $(7), respectively)	26	19	99	39
Change in net unrealized (loss) gain on available-for-sale debt securities (net of tax effect of zero for all periods presented)	—	(1)	3	7
Net change in cumulative foreign currency translation loss (net of tax effect of zero, zero, $1, and $(1) respectively)	(64)	(7)	(185)	(22)
Total other comprehensive (loss) income	(38)	11	(83)	24
Total comprehensive income	$160	$148	$447	$432

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2022	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,665	$1,528
Marketable securities	139	236
Accounts receivable, net	642	716
Prepaid expenses and other current assets	342	284
Total current assets	2,788	2,764
Long-term marketable securities	37	45
Computer equipment, software, furniture and leasehold improvements, net	149	162
Operating lease right-of-use assets	271	305
Intangible assets, net	423	494
Goodwill	3,577	3,604
Deferred income taxes, net	836	741
Long-term other assets	554	492
Total assets	$8,635	$8,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134	$121
Accrued compensation	293	341
Accrued income taxes	40	30
Deferred revenue	2,731	2,863
Operating lease liabilities	82	87
Current portion of long-term notes payable, net	350	350
Other accrued liabilities	181	217
Total current liabilities	3,811	4,009
Long-term deferred revenue	1,052	927
Long-term operating lease liabilities	323	346
Long-term income taxes payable	85	20
Long-term deferred income taxes	44	29
Long-term notes payable, net	2,280	2,278
Long-term other liabilities	134	149
Stockholders’ equity:
Common stock and additional paid-in capital	3,213	2,923
Accumulated other comprehensive loss	(207)	(124)
Accumulated deficit	(2,100)	(1,950)
Total stockholders’ equity	906	849
Total liabilities and stockholders’ equity	$8,635	$8,607

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2022	2021
Operating activities:
Net income	$530	$408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	113	114
Stock-based compensation expense	493	410
Deferred income taxes	(98)	15
Lease-related asset impairments	21	—
Other	13	13
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	70	70
Prepaid expenses and other assets	1	(139)
Accounts payable and other liabilities	(76)	(67)
Deferred revenue	14	(28)
Accrued income taxes	79	13
Net cash provided by operating activities	1,160	809
Investing activities:
Purchases of marketable securities	(199)	(56)
Sales and maturities of marketable securities	302	4
Capital expenditures	(32)	(50)
Purchases of developed technologies	(6)	(10)
Business combinations, net of cash acquired	(96)	(1,185)
Other investing activities	(53)	(2)
Net cash used in investing activities	(84)	(1,299)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	124	113
Taxes paid related to net share settlement of equity awards	(127)	(148)
Repurchases of common stock	(894)	(483)
Proceeds from debt, net of discount	—	997
Other financing activities	—	(6)
Net cash (used in) provided by financing activities	(897)	473
Effect of exchange rate changes on cash and cash equivalents	(42)	(6)
Net increase (decrease) in cash and cash equivalents	137	(23)
Cash and cash equivalents at beginning of period	1,528	1,772
Cash and cash equivalents at end of period	$1,665	$1,749

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$8	$3
Fair value of common stock issued related to business combinations	$10	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2022, and for the three and nine months ended October 31, 2022 and 2021, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2022, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2023, or for any other period. Further, the balance sheet as of January 31, 2022, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2022. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed on March 14, 2022.

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

The effect of the change on the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2021, was as follows:

	Three Months Ended October 31, 2021			Nine Months Ended October 31, 2021
	As Reported	Effect of Change in Presentation	As Adjusted	As Reported	Effect of Change in Presentation	As Adjusted
Net revenue:
Subscription	$1,070	$(27)	$1,043	$3,035	$(68)	$2,967
Other	38	27	65	86	68	154
Total net revenue	1,126	—	1,126	3,175	—	3,175

In the current fiscal year, the Company changed its rounding presentation to the nearest whole number in millions of reported amounts, except per share data or as otherwise noted. The current year rounding presentation has been applied to all prior year amounts presented and, in certain circumstances, this change may adjust previously reported balances.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2022, that are applicable to the Company.

Accounting Standards Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. Autodesk will apply the expedients in ASU No. 2020-04 through December 31, 2022. Autodesk does not believe ASU No. 2020-04 will have a material impact on its consolidated financial statements.

Recently issued accounting standards not yet adopted

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. ASU 2022-03 prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. ASU 2022-03 is effective for Autodesk's fiscal year beginning February 1, 2024 and interim periods within that fiscal year, with early adoption permitted. Autodesk does not believe ASU No. 2022-03 will have a material impact on its consolidated financial statements.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net revenue by product family:
Architecture, Engineering and Construction (1)	$575	$507	$1,676	$1,429
AutoCAD and AutoCAD LT (1)	354	323	1,025	912
Manufacturing	254	225	721	630
Media and Entertainment	78	63	217	177
Other	19	8	48	27
Total net revenue	$1,280	$1,126	$3,687	$3,175

Net revenue by geographic area:
Americas
U.S.	$447	$383	$1,269	$1,055
Other Americas	94	79	271	221
Total Americas	541	462	1,540	1,276
Europe, Middle East and Africa	476	433	1,398	1,226
Asia Pacific	263	231	749	673
Total net revenue	$1,280	$1,126	$3,687	$3,175

Net revenue by sales channel:
Indirect	$827	$730	$2,412	$2,093
Direct	453	396	1,275	1,082
Total net revenue	$1,280	$1,126	$3,687	$3,175

Net revenue by product type (2):
Design	$1,087	$967	$3,155	$2,756
Make	117	94	333	265
Other	76	65	199	154
Total net revenue	$1,280	$1,126	$3,687	$3,175
___________________
(1)During the nine months ended October 31, 2022, the Company corrected an immaterial classification error and reclassified certain revenue amounts between Architecture, Engineering and Construction and AutoCAD and AutoCAD LT. The three months ended April 30, 2022, included within the nine months ended October 31, 2022, and both the three and nine months ended October 31, 2021, have been adjusted to conform to the current period presentation. These reclassifications did not impact total net revenue.
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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of October 31, 2022, Autodesk had remaining performance obligations of $4.68 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.14 billion or 67% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.54 billion or 33% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of October 31, 2022. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended October 31, 2022 and 2021, that was included in the deferred revenue balances at January 31, 2022 and 2021, was $642 million and $569 million, respectively. Revenue recognized during the nine months ended October 31, 2022 and 2021, that was included in the deferred revenue balances at January 31, 2022 and 2021, was $2.46 billion and $2.13 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 37% of Autodesk’s total net revenue during both the three and nine months ended October 31, 2022. Total sales to Tech Data accounted for 37% and 36% of Autodesk’s total net revenue for the three and nine months ended October 31, 2021. The majority of the net revenue from sales to Tech Data is for sales outside of the United States. In addition, Tech Data accounted for 24% of trade accounts receivable at both October 31, 2022, and January 31, 2022. Ingram Micro Inc. (“Ingram Micro”) accounted for 9% of Autodesk's total net revenue during both the three and nine months ended October 31, 2022. Total sales to Ingram Micro accounted for 9% of Autodesk’s total new revenue during both the three and nine months ended October 31, 2021. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of October 31, 2022, and January 31, 2022:

	October 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$515	$—	$—	$515
Commercial paper	299	—	—	299
Certificates of deposit	21	—	—	21
Agency discount notes	7	—	—	7
Other (2)	5	—	—	5
Marketable securities:
Short-term
Commercial paper	87	—	—	87
Corporate debt securities	35	—	—	35
Asset-backed securities	7	—	—	7
Other (3)	8	2	—	10
Long-term
Corporate debt securities	27	—	(1)	26
Asset-backed securities	6	—	—	6
Other (4)	5	—	—	5
Mutual funds (5) (6)	81	4	(3)	82
Convertible debt securities (6)	3	—	—	3
Total	$1,106	$6	$(4)	$1,108
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of municipal bonds and custody cash deposits.
(3)Consists of U.S. government securities, common stock, certificates of deposit, agency mortgage-backed securities, mortgage-backed securities, and agency collateralized mortgage obligations.
(4)Consists of U.S. government securities, agency mortgage-backed securities, mortgage-backed securities, and collateralized mortgage obligations.
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of October 31, 2022:

Fair Value
Due within 1 year	$113
Due in 1 year through 5 years	55
Due in 5 years through 10 years	2
Due after 10 years	4
Total	$174

As of both October 31, 2022, and January 31, 2022, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the nine months ended October 31, 2022.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both October 31, 2022, and January 31, 2022. There were no write offs of accrued interest receivables for both the nine months ended October 31, 2022 and 2021.

There was no material realized gain or loss for the sales or redemptions of marketable debt securities during both the nine months ended October 31, 2022 and 2021. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Marketable debt securities	$57	$—	$302	$4

Strategic investments in equity securities

As of October 31, 2022, and January 31, 2022, Autodesk had $181 million and $134 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Nine Months Ended October 31,		Cumulative Amount as of
	2022	2021	October 31, 2022
Upward adjustments	$6	$7	$29
Negative adjustments, including impairments	(5)	(10)	(82)
Net unrealized adjustments	$1	$(3)	$(53)

Autodesk recognized realized gains of zero and $1 million for the three and nine months ended October 31, 2022, respectively, on the disposition of strategic investment equity securities. During the three and nine months ended October 31, 2021, Autodesk recognized gains of zero and $8 million on the disposition of strategic investment equity securities, respectively.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of October 31, 2022, and January 31, 2022:

	October 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$515	$—	$—	$515
Commercial paper	—	299	—	299
Certificates of deposit	—	21	—	21
Agency discount notes	—	7	—	7
Other (2)	2	3	—	5
Marketable securities:
Short-term
Commercial paper	—	87	—	87
Corporate debt securities	—	35	—	35
Asset-backed securities	—	7	—	7
Other (3)	2	8	—	10
Long-term
Corporate debt securities	—	26	—	26
Asset-backed securities	—	6	—	6
Other (4)	—	5	—	5
Long-term other assets:
Mutual funds (5)(6)	82	—	—	82
Convertible debt securities (6)	—	—	3	3
Derivative assets:
Derivative contract assets (6)	—	72	—	72
Strategic investments derivative assets (6)	—	—	2	2
Derivative liabilities:
Derivative contract liabilities (7)	—	(15)	—	(15)
Total	$601	$561	$5	$1,167
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of municipal bonds and custody cash deposits.
(3)Consists of U.S. government securities, common stock, certificates of deposit, agency mortgage-backed securities, mortgage-backed securities, and agency collateralized mortgage obligations.
(4)Consists of U.S. government securities, agency mortgage-backed securities, mortgage-backed securities, and collateralized mortgage obligations.
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
(7)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the change in Autodesk’s Level 3 items for the nine months ended October 31, 2022, is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Contract	Convertible Debt Securities	Total
Balances, January 31, 2022	$—	$—	$—
Purchases	2	3	5
Balances, October 31, 2022	$2	$3	$5

6. Equity Compensation

Stock Plans

The 2022 Equity Incentive Plan (the “2022 Plan”) was approved by Autodesk’s stockholders and became effective on June 16, 2022. The 2022 Plan replaced the 2012 Employee Stock Plan, as amended, and the 2012 Outside Directors’ Stock Plan, as amended (collectively, the “Prior Plans”), and no further equity awards may be granted under the Prior Plans. The 2022 Plan reserves up to 23 million shares. The 2022 Plan permits the grant of stock options, restricted stock units, and restricted stock awards. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2022 Plan as 2.08 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2022 Plan and may become available for future grant under the 2022 Plan. As of October 31, 2022, 893 thousand shares subject to restricted stock units and restricted stock awards have been granted under the 2022 Plan. Restricted stock units that were granted under the 2022 Plan vest over one to three years from the date of grant. The 2022 Plan will expire on March 17, 2032. At October 31, 2022, approximately 22 million shares were available for future issuance under the 2022 Plan.

Restricted Stock Units

A summary of restricted stock activity for the nine months ended October 31, 2022, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2022	4,033	$251.17
Granted	3,431	198.18
Vested	(1,933)	237.73
Canceled/Forfeited	(472)	233.32
Performance Adjustment (1)	(2)	299.07
Unvested restricted stock units at October 31, 2022	5,057	$222.02
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2022 performance period. The performance stock units were attained at rates ranging from 87% to 113% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2022 and 2021, was $402 million and $517 million, respectively.

During the nine months ended October 31, 2022, Autodesk granted 3,077 thousand restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $130 million and $110 million during the three months ended October 31, 2022 and 2021, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $383 million and $315 million during the nine months ended October 31, 2022 and 2021, respectively.

During the nine months ended October 31, 2022 and 2021, Autodesk settled liability-classified awards in the amount of $8 million and $3 million, respectively. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the nine months ended October 31, 2022, Autodesk granted 239 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are primarily based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion

(“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

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

The performance criteria for the performance stock units vested during the nine months ended October 31, 2022, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Additionally, during the nine months ended October 31, 2022, Autodesk granted 115 thousand performance stock units, as part of a program offering certain employees the option to receive equity in lieu of the opportunity to receive an annual cash incentive award. The ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue and Non-GAAP income from operations targets adopted by the Compensation and Human Resource Committee. The fair value of these performance stock units is expensed using the accelerated attribution method over the one-year vesting period.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $13 million and $18 million for the three months ended October 31, 2022 and 2021, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $42 million and $50 million during the nine months ended October 31, 2022 and 2021, respectively.

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

Common Stock

Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2021 acquisition. Issuance of the common stock was dependent on the respective employees’ continued employment through the vesting period. During fiscal 2022, Autodesk issued 8,300 shares at an aggregate fair value of $3 million. During fiscal 2023, Autodesk issued the remaining 12,644 shares at an aggregate fair value of $3 million. The awards were accounted for as liability-classified awards and were recognized as compensation expense using the straight-line method over the vesting period.

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

Autodesk agreed to issue a fixed amount of $13 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. During the nine months ended October 31, 2022, Autodesk issued 24 thousand shares at an aggregate fair value of $5 million.

As of October 31, 2022, the remaining shares to be issued are estimated to be 39 thousand. The awards are accrued as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk agreed to issue a fixed amount of $11 million in common stock at a future date to certain employees in connection with other fiscal 2022 acquisitions. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. As of October 31, 2022, shares to be issued are estimated to be 53 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. Additionally, Autodesk issued 12,782 shares of restricted common stock to certain employees in connection with these fiscal 2022 acquisitions. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the vesting period.

Autodesk issued 40,289 shares of restricted common stock to certain employees in connection with a fiscal 2023 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. Additionally, Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2023 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. As of October 31, 2022, shares to be issued are estimated to be 23 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. See Note 8, “Acquisitions,” for further information.

Autodesk recorded stock-based compensation expense related to common stock shares of $10 million and $5 million for the three months ended October 31, 2022 and 2021, respectively. Autodesk recorded stock-based compensation expense related to common stock shares of $27 million and $12 million for the nine months ended October 31, 2022 and 2021, respectively.

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

A summary of the ESPP activity for the nine months ended October 31, 2022 and 2021, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Issued shares (in thousands)	363	361	740	851
Average price of issued shares	$158.78	$133.00	$166.44	$130.13
Weighted average grant date fair value of shares granted under the ESPP (1)	$66.43	$83.75	$67.77	$84.21
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

During the nine months ended October 31, 2022, Autodesk reset the price for certain offering dates in connection with Autodesk’s ESPP as Autodesk’s closing stock price for the respective offering dates was above the closing stock price on March 31, 2022 and on September 30, 2022, which triggered new 24-month offering periods through March 31, 2024 and September 30, 2024, respectively, resulting in aggregate modification expense of approximately $21 million to be recognized over the new offering periods.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2022 and 2021, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Cost of subscription and maintenance revenue	$9	$5	$26	$18
Cost of other revenue	3	3	9	7
Marketing and sales	68	60	199	173
Research and development	71	56	199	163
General and administrative	21	20	63	52
Stock-based compensation expense related to stock awards and ESPP purchases	172	144	496	413
Tax (benefit) expense	(2)	(26)	7	(46)
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$170	$118	$503	$367

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

	Three Months Ended October 31, 2022		Three Months Ended October 31, 2021
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	N/A	40.7 - 44.9%	N/A	29.5 - 36.6%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	N/A	—%
Range of risk-free interest rates	N/A	3.7 -3.9%	N/A	0.1 - 0.2%

	Nine Months Ended October 31, 2022		Nine Months Ended October 31, 2021
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	39.4 - 40.7%	38.3 - 44.9%	36.9%	29.5 - 41.8%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	1.2 - 1.6%	0.9 - 3.9%	0.1%	0.1 - 0.2%

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

7. Income Tax

 Autodesk had income tax expense of $44 million, relative to pre-tax income of $242 million for the three months ended October 31, 2022, and income tax expense of $51 million, relative to pre-tax income of $188 million for the three months ended October 31, 2021. Income tax expense for the three months ended October 31, 2022, reflects a decrease in tax expense relating to a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the U.S. Tax Cuts and Jobs Act (“Tax Act”), offset by an increase in tax expense relating to stock-based compensation and final U.S. foreign tax credit regulations enacted in fiscal 2023.

 Autodesk had income tax expense of $139 million, relative to pre-tax income of $669 million for the nine months ended October 31, 2022, and income tax expense of $50 million, relative to pre-tax income of $458 million for the nine months ended October 31, 2021. Income tax expense for the nine months ended October 31, 2022, reflects an increase in tax expense relating to stock-based compensation and final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act. In addition, the nine months ended October 31, 2021 included a non-recurring discrete tax benefit relating to the Supreme Court decision in India on the taxability of software license payments to nonresidents.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on all or part of our Netherlands, Canada, Australia, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

As of October 31, 2022, the Company had $213 million of gross unrecognized tax benefits, of which $35 million would reduce our valuation allowance, if recognized. The remaining $178 million would impact the effective tax rate, if recognized. The company’s unrecognized tax benefits decreased by $8 million in the nine months ended October 31, 2022, due to the settlement of a German tax audit for tax years 2014-2016.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act contains a number of revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases by publicly traded U.S. corporations. Autodesk is currently assessing the impact the Inflation Reduction Act will have on its consolidated financial statements.

8. Acquisitions

The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statements of Operations since the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition are not material to Autodesk’s Condensed Consolidated Financial Statements.

During the nine months ended October 31, 2022, Autodesk completed two business combinations. The acquisition-date fair value of the consideration transferred totaled $114 million, which consisted of $96 million of cash, 40,289 shares of Autodesk’s restricted common stock at an aggregate fair value of $10 million, and Autodesk will issue a fixed amount of $5 million in common stock at future dates to certain employees. Of the total consideration transferred, $97 million is considered purchase consideration. Of the remaining amount, $10 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense using the straight-line method over the vesting period, $5 million was accounted for as liability-classified awards and will be recognized as compensation expense using the straight-line method over the vesting period and $2 million was recorded as stock-based compensation expense on the date of acquisition. The 40,289 shares of restricted common stock are subject to forfeiture until the second anniversary of the acquisition closing date. The shares are released on the first and second anniversaries, 40% and 60%, respectively, subject to continued employment. Issuance of the $5 million fixed value in common stock is dependent on the respective employees’ continued employment and vests 40% and 60% on the first and second anniversaries of the closing date, respectively. The number of shares will be determined based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. The number of shares is estimated to be 23,000 based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending October 31, 2022, the last trading day of the fiscal quarter. See also Note 6, “Equity Compensation”.

Purchase Price Allocation

The acquisitions were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of each respective acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the respective acquisition. No goodwill is deductible for U.S. income tax purposes. The transaction costs related to the acquisitions were not material.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the nine months ended October 31, 2022:

Aggregated Total (1)
Developed technologies	$8
Customer relationships	4
Goodwill	85
Deferred revenue and long-term deferred revenue	(2)
Long-term deferred income taxes	1
Net tangible assets	1
Total	$97
 _______________
(1)There were no acquisitions during the three months ended October 31, 2022.

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

9. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of October 31, 2022, and January 31, 2022:

	October 31, 2022
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$649	$(389)	$260
Developed technologies	854	(702)	152
Trade names and patents	115	(104)	11
Total intangible assets	$1,618	$(1,195)	$423
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2022
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$667	$(375)	$292
Developed technologies	847	(661)	186
Trade names and patents	116	(100)	16
Total intangible assets	$1,630	$(1,136)	$494
 _______________
(1)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $178 million and $128 million at October 31, 2022, and January 31, 2022, respectively. Accumulated amortization was $33 million and $17 million at October 31, 2022, and January 31, 2022, respectively. Amortization expense for the three and nine months ended October 31, 2022, was $7 million and $16 million, respectively. Amortization expense for the three and nine months October 31, 2021, was $4 million and $7 million , respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 31, 2022, (in millions):

Balance as of January 31, 2022	$3,753
Less: accumulated impairment losses as of January 31, 2022	(149)
Net balance as of January 31, 2022	3,604
Additions arising from acquisitions during the period	85
Effect of foreign currency translation and measurement period adjustments (1)	(112)
Balance as of October 31, 2022	$3,577
 _______________
(1)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

12. Deferred Compensation

At October 31, 2022, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $82 million. Of this amount, $7 million was classified as current and $75 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $89 million related to the investments in a rabbi trust as of January 31, 2022, $7 million was classified as current and $82 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $105 million as of October 31, 2022, and $139 million as of January 31, 2022. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $35 million and $102 million during the three and nine months ended October 31, 2022, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $30 million and $84 million during the three and nine months ended October 31, 2021, respectively. Autodesk did not recognize any contract cost impairment losses during the three and nine months ended October 31, 2022 and 2021.

13. Computer Equipment, Software, Leasehold Improvements, and Furniture, Net

Computer equipment, software, leasehold improvements, and furniture and equipment and the related accumulated depreciation were as follows:

	October 31, 2022	January 31, 2022
Computer hardware, at cost	$124	$137
Computer software, at cost	49	55
Leasehold improvements, land and buildings, at cost	356	351
Furniture and equipment, at cost	92	93
	621	636
Less: Accumulated depreciation	(472)	(474)
Computer hardware, software, leasehold improvements, and furniture and equipment, net	$149	$162

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

In September 2021, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At October 31, 2022, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The Credit Agreement includes customary provisions to provide for the eventual replacement of LIBOR as a benchmark interest rate. In November 2022, the Company entered into an amendment to the Credit Agreement to replace LIBOR with Secured Overnight Financing Rate as the benchmark interest rate. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At October 31, 2022, Autodesk had no outstanding borrowings under the Credit Agreement.

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

Based on the quoted market prices, the approximate fair value of the notes as of October 31, 2022, were as follows:

	Aggregate Principal Amount	Fair value
2012 Notes	$350	$350
2015 Notes	300	295
2017 Notes	500	460
2020 Notes	500	418
2021 Notes	1,000	778

The expected future principal payments for all borrowings as of October 31, 2022, were as follows (in millions):

Fiscal year ending
2023 (remainder)	$350
2024	—
2025	—
2026	300
2027	—
Thereafter	2,000
Total principal outstanding	$2,650

15. Leases

Autodesk has operating leases for real estate, vehicles, and certain equipment. Leases have remaining lease terms of less than 1 year to 67 years, some of which include options to extend the lease with renewal terms from 1 year to 10 years and some of which include options to terminate the leases from less than 1 year to 7 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “Accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.

During the three and nine months ended October 31, 2022, Autodesk recorded total operating lease right-of-use assets impairment charges of $10 million and $17 million, respectively. Autodesk did not recognize any charges during both the three and nine months ended October 31, 2021. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2022. The operating lease right-of-use asset charges are included in “general and administrative” in the Company’s Condensed Consolidated Statements of Operations.

The components of lease cost were as follows:

	Three Months Ended October 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$9	$7	$2	$21
Variable lease cost	—	—	2	1	1	4

	Nine Months Ended October 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6	$3	$28	$21	$8	$66
Variable lease cost	1	—	5	4	2	12

	Three Months Ended October 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$11	$7	$4	$25
Variable lease cost	1	—	3	2	1	7

	Nine Months Ended October 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6	$2	$33	$23	$11	$75
Variable lease cost	2	—	7	5	3	17

Supplemental operating cash flow information related to leases is as follows:

	Nine Months Ended October 31,
	2022	2021
Cash paid for operating leases included in operating cash flows (1)	$84	$84
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	49	12
  _______________
(1) Includes $12 million and $17 million in variable lease payments for the nine months ended October 31, 2022 and 2021, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 6.5 and 6.9 years at October 31, 2022, and January 31, 2022, respectively. The weighted average discount rate was 2.59% and 2.46% at October 31, 2022, and January 31, 2022, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2023 (remainder)	$24
2024	96
2025	78
2026	63
2027	43
Thereafter	135
439
Less imputed interest	34
Present value of operating lease liabilities	$405

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 9.5 years. Sublease income was $2 million and $3 million for the three and nine months ended October 31, 2022, respectively. Sublease income is recorded as a reduction of lease expense in the Company’s Condensed Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $79 million. Autodesk expects to receive sublease income payments of approximately $32 million for remaining fiscal 2023 through fiscal 2027 and $47 million thereafter.

16. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2022, and January 31, 2022:

	Balance Sheet Location	Fair Value at
		October 31, 2022	January 31, 2022
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$66	$12
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	8	6
Total derivative assets		$74	$18
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$11	$7
Derivatives not designated as hedging instruments	Other accrued liabilities	4	4
Total derivative liabilities		$15	$11

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2022 and 2021 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Amount of gain (loss) recognized in accumulated other comprehensive income, net of tax, (effective portion)	$26	$14	$99	$24
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$19	$(3)	$36	$(13)
Cost of revenue	(1)	—	(3)	—
Operating expenses	(8)	(2)	(18)	(2)
Total	$10	$(5)	$15	$(15)

The amount and location of gain recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2022 and 2021, (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Interest and other expense, net	$4	$6	$34	$11

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.00 billion at October 31, 2022, and $1.08 billion at January 31, 2022. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $123 million remaining in “Accumulated other comprehensive loss” as of October 31, 2022, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and nine months ended October 31, 2022 and 2021:

	Three Months Ended October 31, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,188	$16	$86	$454	$311	$129

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$19	$—	$(1)	$(4)	$(2)	$(2)

	Nine Months Ended October 31, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,437	$51	$253	$1,306	$906	$377

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$36	$—	$(3)	$(9)	$(4)	$(5)

	Three Months Ended October 31, 2021
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue (1)	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,043	$18	$75	$419	$282	$113

Loss on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of loss reclassified from accumulated other comprehensive income into income	$(3)	$—	$—	$(1)	$—	$(1)

	Nine Months Ended October 31, 2021
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue (1)	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,967	$54	$219	$1,195	$825	$344

(Loss) gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(12)	$(1)	$—	$—	$(1)	$(1)
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

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $102 million at October 31, 2022, and $542 million at January 31, 2022.

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

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of October 31, 2022, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2022	218	$2,923	$(124)	$(1,950)	$849
Common shares issued under stock plans	1	(10)			(10)
Stock-based compensation expense		146			146
Shares issued related to business combination		10			10
Net income				146	146
Other comprehensive loss			(24)		(24)
Repurchase and retirement of common shares (1)	(2)	(97)		(339)	(436)
Balances, April 30, 2022	217	2,972	(148)	(2,143)	681
Common shares issued under stock plans		(17)			(17)
Stock-based compensation expense		163			163
Settlement of liability-classified restricted common shares		5			5
Net income				186	186
Other comprehensive loss			(21)		(21)
Repurchase and retirement of common shares (1)	(1)	(34)		(223)	(257)
Balances, July 31, 2022	216	3,089	(169)	(2,180)	740
Common shares issued under stock plans	1	18			18
Stock-based compensation expense		165			165
Settlement of liability-classified restricted common shares		3			3
Net income				198	198
Other comprehensive loss			(38)		(38)
Repurchase and retirement of common shares (1)	(1)	(62)		(118)	(180)
Balances, October 31, 2022	216	$3,213	$(207)	$(2,100)	$906
 ________________
(1)During the three and nine months ended October 31, 2022, Autodesk repurchased 893 thousand and 4,368 thousand shares at an average repurchase price of $201.33 and $199.83 per share, respectively. At October 31, 2022, 4 million shares remained available for repurchase under the September 2016 repurchase program approved by the Board of Directors. In November 2022, the Board of Directors authorized the repurchase of $5 billion of the Company's common stock, in addition to the shares remaining under previously announced share repurchase programs.

Changes in stockholders' equity by component, net of tax, as of October 31, 2021, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2021	220	$2,579	$(126)	$(1,488)	$965
Common shares issued under stock plans	1	9			9
Stock-based compensation expense		114			114
Shares issued related to business combination		3			3
Net income				156	156
Other comprehensive income			24		24
Repurchase and retirement of common shares (1)	(1)	(66)		(77)	(143)
Balances, April 30, 2021	220	2,639	(102)	(1,409)	1,128
Common shares issued under stock plans		(6)			(6)
Stock-based compensation expense		148			148
Net income				115	115
Other comprehensive loss			(11)		(11)
Repurchase and retirement of common shares (1)		(1)		(45)	(46)
Balances, July 31, 2021	220	2,780	(113)	(1,339)	1,328
Common shares issued under stock plans	1	(51)			(51)
Stock-based compensation expense		140			140
Settlement of liability-classified restricted common shares		3			3
Net income				137	137
Other comprehensive income			11		11
Repurchase and retirement of common shares (1)	(1)	(51)		(237)	(288)
Balances, October 31, 2021	220	$2,821	$(102)	$(1,439)	$1,280
 ________________
(1)During the three and nine months ended October 31, 2021, Autodesk repurchased 980 thousand and 1,659 thousand shares at an average repurchase price of $292.91 and $286.95 per share, respectively. At October 31, 2021, 10 million shares remained available for repurchase under the repurchase program approved by the Board of Directors.

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2022:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2022	$24	$18	$(16)	$(150)	$(124)
Other comprehensive income (loss) before reclassifications	131	3	(1)	(186)	(53)
Pre-tax (gains) losses reclassified from accumulated other comprehensive loss	(15)	—	1	—	(14)
Tax effects	(17)	—	—	1	(16)
Net current period other comprehensive income (loss)	99	3	—	(185)	(83)
Balances, October 31, 2022	$123	$21	$(16)	$(335)	$(207)

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2021:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2021	$(24)	$6	$(21)	$(87)	$(126)
Other comprehensive income (loss) before reclassifications	31	7	—	(21)	17
Pre-tax losses reclassified from accumulated other comprehensive loss	15	—	—	—	15
Tax effects	(7)	—	—	(1)	(8)
Net current period other comprehensive income (loss)	39	7	—	(22)	24
Balances, October 31, 2021	$15	$13	$(21)	$(109)	$(102)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net income	$198	$137	$530	$408
Denominator:
Denominator for basic net income per share—weighted average shares	216	220	217	220
Effect of dilutive securities	1	2	1	2
Denominator for dilutive net income per share	217	222	218	222
Basic net income per share	$0.92	$0.62	$2.44	$1.85
Diluted net income per share	$0.91	$0.62	$2.43	$1.84

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and nine months ended October 31, 2022, there were 921 thousand and 1,052 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and nine months ended October 31, 2021, there were 27 thousand and 148 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	October 31, 2022	January 31, 2022
Long-lived assets (1):
Americas
U.S.	$283	$323
Other Americas	14	20
Total Americas	297	343
Europe, Middle East, and Africa	73	92
Asia Pacific	50	32
Total long-lived assets	$420	$467
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Nine Months Ended October 31, 2022,” and in “Results of Operations-Overview.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography), the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Our subscription plans represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, Autodesk Construction Cloud, Fusion 360, ShotGrid, AutoCAD web app, and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, and other software developers. During October and November 2022, we entered into transition agreements with our distributor Tech Data to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase our selling efforts with value-added resellers and agents. Our direct channels include internal sales resources focused on selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and nine months ended October 31, 2022 and 2021.

We anticipate that our channel mix will continue to change as we scale our online Autodesk branded store business and our largest accounts shift towards direct-only business models. Additionally, as part of the continued growth of our online Autodesk branded store and the transition to annual billings for multi-year contracts and our new token-based Flex model, we are planning to expand our transactions with value-added resellers and transact directly with more end customers without substantial disruption to our revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers. We also expect our transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies.

One of our key strategies is to maintain an Application Programming Interface (API) based architecture of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have established the Autodesk Platform Services to support innovators that build solutions to facilitate the development of a single connected ecosystem for the future of how things are designed, made, and used.

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

Assumptions Behind Our Strategy

Our strategy depends upon a number of assumptions, including: making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, agents, third-party developers, customers, educators, educational institutions, learning partners, and students; improving the performance and functionality of our products and platform; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks see Part II, Item 1A, “Risk Factors.”

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2022, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2022. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Nine Months Ended October 31, 2022

•Total net revenue increased 14% and 16% to $1,280 million and $3,687 million, for the three and nine months ended October 31, 2022, respectively, compared to the same period in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% for both the three and nine months ended October 31, 2022, and remained flat as compared to both periods in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of both October 31, 2022 and 2021.
•Deferred revenue was $3.78 billion, flat compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $4.68 billion, a decrease of 1% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $3.14 billion, flat compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased during the three and nine months ended October 31, 2022, as compared to the same period in the prior fiscal year, primarily due to a 14% and 16% increase in subscription revenue, respectively, partially offset by an 11% and 6% decrease in maintenance revenue, respectively.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 37% of our total net revenue for both the three and nine months ended October 31, 2022. Total sales to Tech Data accounted for 37% and 36% of our total net revenue for the three and nine months ended October 31, 2021. Ingram Micro accounted for 9% of Autodesk's total net revenue for both the three and nine months ended October 31, 2022. During both the three and nine months ended October 31, 2021, total sales to Ingram Micro accounted for 9% of Autodesk’s total net revenue. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. During October and November 2022, we entered into transition agreements with our distributor Tech Data to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase our selling efforts with value-added resellers and agents. Should our agreement with Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Ingram Micro would similarly be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.
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

The following table outlines our recurring revenue metric for the three and nine months ended October 31, 2022 and 2021:

	Three Months Ended October 31, 2022	Change compared to prior fiscal year		Three Months Ended October 31, 2021
(In millions, except percentage data)		$	%
Recurring revenue (1) (2)	$1,255	$154	14%	$1,101
As a percentage of net revenue	98%	N/A	N/A	98%

	Nine Months Ended October 31, 2022	Change compared to prior fiscal year		Nine Months Ended October 31, 2021
		$	%
Recurring Revenue (1) (2)	$3,616	$503	16%	$3,113
As a percentage of net revenue	98%	N/A	N/A	98%
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

NR3 was within the range of 100% and 110% as of both October 31, 2022 and 2021.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended October 31, 2022			Nine Months Ended October 31, 2022
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	14%	15%	Negative	16%	17%	Negative
Total spend	10%	11%	Positive	10%	11%	Positive
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

(in millions)	October 31, 2022	January 31, 2022
Deferred revenue	$3,783	$3,790
Unbilled deferred revenue	896	949
RPO	$4,679	$4,739

RPO consisted of the following:

(in millions)	October 31, 2022	January 31, 2022
Current RPO	$3,136	$3,141
Non-current RPO	1,543	1,598
RPO	$4,679	$4,739

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

Balance Sheet and Cash Flow Items

At October 31, 2022, we had $1.84 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $1,160 million for the nine months ended October 31, 2022, compared to $809 million for the nine months ended October 31, 2021. We repurchased 4,368 thousand shares of our common stock for $873 million during the nine months ended October 31, 2022. Comparatively, we repurchased 1,659 thousand shares of our common stock for $477 million during the nine months ended October 31, 2021. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

The COVID-19 pandemic has spurred changes in the way we work and we moved to a more hybrid workforce resulting in an evaluation of our office space needs. Accordingly, we are reducing our facilities portfolio worldwide and incurred charges associated with our operating leases for real estate during the nine months ended October 31, 2022. See Part I, Item 1, “Financial Statements,” Note 15, “Leases” in the Notes to Condensed Consolidated Financial Statements for more information. Optimizing our facilities costs will allow us to better deploy capital to further our strategy and drive growth. However, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings or operational efficiencies.

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2022	$	%	October 31, 2021
Net Revenue (1):
Subscription	$1,188	$145	14%	$1,043	Increase due to growth in the subscriber base across subscription types with current-year subscription renewals reflecting prior year renewal subscriptions. Also contributing to the growth was an increase in revenue from new subscriptions and EBA offerings.
Maintenance	16	(2)	(11)%	18
Total subscription and maintenance revenue	1,204	143	13%	1,061
Other	76	11	17%	65
	$1,280	$154	14%	$1,126

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2022	$	%	October 31, 2021
Net Revenue (1):
Subscription	$3,437	$470	16%	$2,967	Increase due to growth in the subscriber base across subscription types with current-year subscription renewals reflecting prior year renewal subscriptions. Also contributing to the growth was an increase in revenue from new subscriptions and EBA offerings.
Maintenance	51	(3)	(6)%	54
Total subscription and maintenance revenue	3,488	467	15%	3,021
Other	199	45	29%	154
	$3,687	$512	16%	$3,175
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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2022	$	%	October 31, 2021
Net Revenue by Product Family:
AEC (1)	$575	$68	13%	$507	Increase due to growth in revenue from AEC Collections, EBAs, Revit, and Autodesk Build.
AutoCAD and AutoCAD LT (1)	354	31	10%	323	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	254	29	13%	225	Increase due to growth in revenue from MFG Collections, Fusion360, Vault, and Alias.
M&E	78	15	24%	63	Increase due to growth in revenue from EBAs, Maya, and 3DS Max .
Other	19	11	138%	8
Total Net Revenue	$1,280	$154	14%	$1,126

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2022	$	%	October 31, 2021
Net Revenue by Product Family:
AEC (1)	$1,676	$247	17%	$1,429	Increase due to growth in revenue from AEC Collections, EBAs, Revit, and BIM360.
ACAD and AutoCAD LT (1)	1,025	113	12%	912	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	721	91	14%	630	Increase due to growth in revenue from MFG Collections, Fusion360, Vault, and EBAs.
M&E	217	40	23%	177	Increase due to growth in revenue from Maya, EBAs, and 3DS Max.
Other	48	21	78%	27
Total Net Revenue	$3,687	$512	16%	$3,175

____________________
(1) During the nine months ended October 31, 2022, we corrected an immaterial classification error and reclassified certain revenue amounts between Architecture, Engineering and Construction and AutoCAD and AutoCAD LT. The fiscal quarter ended April 30, 2022, included within the nine months ended October 31, 2022, and both the three and nine months ended October 31, 2021, have been adjusted to conform to the current period presentation. These reclassifications did not impact total net revenue.

Net Revenue by Geographic Area

	Three Months Ended October 31, 2022	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended October 31, 2021
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$447	$64	17%	*	$383
Other Americas	94	15	19%	*	79
Total Americas	541	79	17%	17%	462
EMEA	476	43	10%	12%	433
APAC	263	32	14%	18%	231
Total Net Revenue	$1,280	$154	14%	15%	$1,126

	Nine Months Ended October 31, 2022	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Nine Months Ended October 31, 2021
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$1,269	$214	20%	*	$1,055
Other Americas	271	50	23%	*	221
Total Americas	1,540	264	21%	20%	1,276
EMEA	1,398	172	14%	14%	1,226
APAC	749	76	11%	14%	673
Total Net Revenue	$3,687	$512	16%	17%	$3,175
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	October 31, 2022	$	%	October 31, 2021
Net Revenue by Sales Channel:
Indirect	$827	$97	13%	$730	Increase due to growth in subscription revenue, led by product subscription renewal revenue.
Direct	453	57	14%	396	Increase due to revenues from our online Autodesk branded store and EBAs.
Total Net Revenue	$1,280	$154	14%	$1,126

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2022	$	%	October 31, 2021
Net Revenue by Sales Channel:
Indirect	$2,412	$319	15%	$2,093	Increase due to growth in subscription revenue, led by product subscription renewal revenue.
Direct	1,275	193	18%	1,082	Increase due to revenues from our online Autodesk branded store and EBAs.
Total Net Revenue	$3,687	$512	16%	$3,175

Net Revenue by Product Type

	Three Months Ended October 31, 2022	Change compared to prior fiscal year		Three Months Ended October 31, 2021
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type (1):
Design	$1,087	$120	12%	$967	Increase due to growth in collections, EBA offerings, AutoCAD Family and AutoCAD LT.
Make	117	23	24%	94	Increase primarily due to growth in revenue from BIM 360, Fusion 360 and other ACS products.
Other	76	11	17%	65
Total Net Revenue	$1,280	$154	14%	$1,126

	Nine Months Ended October 31, 2022	Change compared to prior fiscal year		Nine Months Ended October 31, 2021
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type (1):
Design	$3,155	$399	14%	$2,756	Increase due to growth in collections, EBA offerings, AutoCAD Family and AutoCAD LT.
Make	333	68	26%	265	Increase primarily due to growth in revenue from ACS, Fusion 360, and BIM 360 products.
Other	199	45	29%	154
Total Net Revenue	$3,687	$512	16%	$3,175

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2022	$	%	October 31, 2021
Cost of revenue:
Subscription and maintenance	$86	$11	15%	$75	Increase primarily due to cloud hosting costs and stock-based compensation expense.
Other	19	1	6%	18	Increase primarily due to employee-related costs driven by higher headcount.
Amortization of developed technologies	15	—	—%	15	Remained flat compared to third quarter of fiscal 2022.
Total cost of revenue	$120	$12	11%	$108

Operating expenses:
Marketing and sales	$454	$35	8%	$419	Increase primarily due to employee-related costs driven by higher headcount and increase in travel and entertainment expense as well as an increase in advertisement and promotion costs, and stock-based compensation expense partially offset by increase in capitalized software costs.
Research and development	311	29	10%	282	Increase primarily due to stock-based compensation expense, cloud hosting costs, employee-related costs due to higher headcount, and travel and entertainment expense.
General and administrative	129	16	14%	113	Increase primarily due to lease-related asset impairment and other charges in fiscal 2023, an increase in employee-related costs, cloud hosting costs and advertisement and promotion costs partially offset by decrease in professional fees.
Amortization of purchased intangibles	10	(1)	(9)%	11	Decrease primarily due to full amortization of previously acquired intangible assets offset by amortization expense from acquired intangibles as a result of our acquisitions in the remainder of fiscal 2022 and first quarter of fiscal 2023.
Total operating expenses	$904	$79	10%	$825

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management comments
	October 31, 2022	$	%	October 31, 2021
Cost of revenue:
Subscription and maintenance	$253	$34	16%	$219	Increase primarily due to cloud hosting costs, stock-based compensation expense and employee-related costs driven by higher headcount and increase in travel and entertainment expense.
Other	59	11	23%	48	Increase primarily due to employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
Amortization of developed technologies	44	5	13%	39	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the remainder of fiscal 2022 and the first quarter of fiscal 2023.
Total cost of revenue	$356	$50	16%	$306

Operating expenses:

Marketing and sales	$1,306	$111	9%	$1,195	Increase primarily due to employee-related costs driven by an increase in travel and entertainment expense, sales commission expense, and higher headcount as well as an increase in stock-based compensation expense and advertisement and promotion costs.
Research and development	906	81	10%	825	Increase primarily due to stock-based compensation expense, cloud hosting costs, employee-related costs driven by higher headcount and increase in travel and entertainment costs, an increase in professional fees, and capitalized software costs.
General and administrative	377	33	10%	344	Increase primarily due to lease-related asset impairment and other charges, an increase in stock-based compensation expense, cloud hosting costs, employee-related costs, and advertisement and promotion expense partially offset by acquisition-related costs.
Amortization of purchased intangibles	30	—	—%	30	Remained flat compared to fiscal 2022.
Total operating expenses	$2,619	$225	9%	$2,394

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the fourth quarter of fiscal 2023, as compared to the fourth quarter of fiscal 2022:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Flat
Research and development	Increase	Flat
General and administrative	Decrease	Decrease
Amortization of purchased intangibles	Flat	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2022	2021	2022	2021
Interest and investment expense, net	$(20)	$(16)	$(69)	$(39)
(Loss) gain on foreign currency	(1)	3	13	3
Gain on strategic investments	6	7	8	13
Other income	1	1	5	6
Interest and other expense, net	$(14)	$(5)	$(43)	$(17)

Interest and other expense, net, increased by $9 million and $26 million during the three and nine months ended October 31, 2022, respectively, as compared to the same period in the prior fiscal year. The increase in the three months ended October 31, 2022, as compared to the same period in the prior fiscal year was primarily due to an increase in interest expense as a result of the issuance of debt in fiscal year 2022 and losses in the current period as compared to gains in the prior year period for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans partially offset by an increase in interest income. The increase in the nine months ended October 31, 2022, as compared to the same period in the prior fiscal year was primarily due to an increase in interest expense as a result of the issuance of debt in fiscal year 2022 and losses in the current period as compared to gains in the prior year period for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans partially offset by an increase in gains on foreign currency in the current period compared to the same period in the prior fiscal year due to foreign currency exchange rate fluctuations and an increase in interest income.

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

We had an income tax expense of $44 million, relative to pre-tax income of $242 million for the three months ended October 31, 2022, and an income tax expense of $51 million, relative to pre-tax income of $188 million for the three months ended October 31, 2021. Income tax expense for the three months ended October 31, 2022, reflects a decrease in tax expense relating to a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act, offset by an increase in tax expense relating to stock-based compensation and final U.S. foreign tax credit regulations enacted in fiscal 2023.

We had an income tax expense of $139 million, relative to pre-tax income of $669 million for the nine months ended October 31, 2022, and an income tax expense of $50 million, relative to pre-tax income of $458 million for the nine months ended October 31, 2021. Income tax expense for the nine months ended October 31, 2022, reflects an increase in tax expense relating to stock-based compensation and final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act. In addition, the nine months ended October 31, 2021 included a non-recurring discrete tax benefit relating to the Supreme Court decision in India on the taxability of software license payments to nonresidents.

The Tax Act enacted on December 22, 2017 eliminates the option to deduct research and development expenditures and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, we may recognize an increase to cash taxes.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on all or part of our Netherlands, Canada, Australia, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of October 31, 2022, we had $213 million of gross unrecognized tax benefits, of which $35 million would reduce our valuation allowance, if recognized. The remaining $178 million would impact the effective tax rate, if recognized. Autodesk’s unrecognized tax benefits decreased by $8 million in the nine months ended October 31, 2022, due to the settlement of a German tax audit for tax years 2014-2016.

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

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act contains a number of revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases by publicly traded U.S. corporations. Autodesk is currently assessing the impact the Inflation Reduction Act will have on our consolidated financial statements.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2022 and 2021, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(Unaudited)
Gross profit	$1,160	$1,018	$3,331	$2,869
Non-GAAP gross profit	$1,186	$1,040	$3,407	$2,932
Income from operations	$256	$193	$712	$475
Non-GAAP income from operations	$465	$365	$1,306	$976
Operating margin	20%	17%	19%	15%
Non-GAAP operating margin	36%	32%	35%	31%
Net income	$198	$137	$530	$408
Non-GAAP net income	$369	$297	$1,042	$795
GAAP diluted net income per share	$0.91	$0.62	$2.43	$1.84
Non-GAAP diluted net income per share	$1.70	$1.34	$4.78	$3.58

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(Unaudited)
Gross profit	$1,160	$1,018	$3,331	$2,869
Stock-based compensation expense	12	8	35	25
Amortization of developed technologies	14	14	41	38
Non-GAAP gross profit	$1,186	$1,040	$3,407	$2,932

Income from operations	$256	$193	$712	$475
Stock-based compensation expense	172	144	496	413
Amortization of developed technologies	14	14	41	38
Amortization of purchased intangibles	10	11	30	30
Acquisition-related costs	1	3	7	20
Lease-related asset impairments and other charges	12	—	20	—
Non-GAAP income from operations	$465	$365	$1,306	$976

Operating margin	20%	17%	19%	15%
Stock-based compensation expense	13%	13%	13%	13%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	—%	—%	—%	1%
Lease-related asset impairments and other charges	1%	—%	1%	—%
Non-GAAP operating margin (1)	36%	32%	35%	31%

Net income	$198	$137	$530	$408
Stock-based compensation expense	172	144	496	413
Amortization of developed technologies	14	14	41	38
Amortization of purchased intangibles	10	11	30	30
Acquisition-related costs	1	3	7	20
Lease-related asset impairments and other charges	12	—	20	—
Gain on strategic investments and dispositions, net	(7)	(7)	(8)	(13)
Discrete tax provision items	2	(5)	(4)	(61)
Income tax effect of non-GAAP adjustments	(33)	—	(70)	(40)
Non-GAAP net income	$369	$297	$1,042	$795

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	(Unaudited)
Diluted net income per share	$0.91	$0.62	$2.43	$1.84
Stock-based compensation expense	0.79	0.65	2.28	1.86
Amortization of developed technologies	0.06	0.06	0.19	0.17
Amortization of purchased intangibles	0.05	0.05	0.14	0.14
Acquisition-related costs	—	0.01	0.03	0.08
Lease-related asset impairments and other charges	0.06	—	0.09	—
Gain on strategic investments and dispositions, net	(0.03)	(0.03)	(0.04)	(0.06)
Discrete tax provision items	0.01	(0.02)	(0.02)	(0.27)
Income tax effect of non-GAAP adjustments	(0.15)	—	(0.32)	(0.18)
Non-GAAP diluted net income per share	$1.70	$1.34	$4.78	$3.58
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

At October 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.84 billion and net accounts receivable of $642 million.

In September 2021, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At October 31, 2022, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of December 6, 2022, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and recent amendments to the Credit Agreement. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of October 31, 2022, we have $2.65 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion. We expect to use cash to retire our 2012 Notes due on December 15, 2022.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of October 31, 2022, approximately 66% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Nine Months Ended October 31,
(in millions)	2022	2021
Net cash provided by operating activities	$1,160	$809
Net cash used in investing activities	(84)	(1,299)
Net cash (used in) provided by financing activities	(897)	473

Net cash provided by operating activities of $1,160 million for the nine months ended October 31, 2022, primarily consisted of $530 million of our net income adjusted for $542 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, lease-related impairment charges, and deferred income tax. Cash provided by working capital increased due to the change in accounts receivable of $70 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers and the change in accrued income taxes of $79 million offset in part by the change in accounts payable and other liabilities of $76 million primarily due to the timing of payments related to employee compensation and related costs.

Net cash provided by operating activities of $809 million for the nine months ended October 31, 2021, primarily consisted of $408 million of our net income adjusted for $552 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense. The decrease in cash provided by working capital was primarily due to an increase in prepaid expenses and other assets of $139 million, due to timing of prepaid operating expenses, and a decrease in accounts payable and other liabilities of $67 million, due to the timing of payments related to employee compensation and related costs, offset by a decrease in accounts receivable of $70 million, due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash used in investing activities was $84 million for the nine months ended October 31, 2022, primarily due to purchases of marketable securities, business combinations, net of cash acquired, and purchases of strategic investments partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $1,299 million for the nine months ended October 31, 2021, and was primarily due to a business combination, net of cash acquired.

Net cash used in financing activities was $897 million for the nine months ended October 31, 2022, primarily due to repurchases of common stock. Net cash used in financing activities was $473 million for the nine months ended October 31,

2021, primary due to the proceeds from debt issuance, net of discount. These cash inflows were offset in part by repurchases of common stock.

Issuer Purchases of Equity Securities

Autodesk's stock repurchase programs provide Autodesk with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time, and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase programs, Autodesk may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase programs do not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares or dollar amount available in the authorized pool, cash requirements for acquisitions, cash requirements to retire outstanding debt, economic and market conditions, stock price, and legal and regulatory requirements.

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended October 31, 2022:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	289	$217.05	289	4,359
September 1 - September 30	527	193.98	527	3,832
October 1 - October 31	77	192.64	77	3,755
Total	893	$201.33	893
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 that authorized the repurchase of 30 million shares. At October 31, 2022, 3,755 thousand shares remained available for repurchase under the September 2016 repurchase program approved by the Board of Directors. The plans do not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 18, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

In November 2022, the Board of Directors authorized the repurchase of $5 billion of the Company's common stock, in addition to the approximately 3,755 thousand shares remaining under previously announced share repurchase programs.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2022, and January 31, 2022, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Indian rupees, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 31, 2022		January 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$671	$(10)	$852	$(10)
Sold	1,366	7	1,612	7
Option Contracts:
Purchased	1,107	65	1,273	18
Sold	1,170	(4)	1,322	(8)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of October 31, 2022, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2022, and January 31, 2022, would increase the fair value of our foreign currency contracts by $228 million and $218 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2022, and January 31, 2022, would decrease the fair value of our foreign currency contracts by $91 million and $138 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At October 31, 2022, we had $1,023 million of cash equivalents and marketable securities, including $139 million classified as short-term marketable securities and $37 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our highly complex software, which may contain undetected errors, defects, or vulnerabilities, and is subject to service disruptions, degradations, outages or other performance problems.
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

International net revenue represented 66% and 67% of our net revenue for the nine months ended October 31, 2022 and 2021, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2022 and 2021, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 28% and 29% of our total net revenue, respectively.

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

Our software solutions are highly complex and may contain undetected errors, defects, or vulnerabilities, and are subject to service disruptions, degradations, outages or other performance problems, each of which could harm our business and financial performance.

The software solutions that we offer are complex and, despite extensive testing and quality control, may contain errors, defects, or vulnerabilities. Some errors, defects, or vulnerabilities in our software solutions may only be discovered after they have been released. In addition, we have experienced, and may in the future experience, service disruptions, degradations, outages, and other performance problems in connection with our software solutions.

Any errors, defects, vulnerabilities, service disruptions, degradations, outages or other performance problems could result in the need for corrective releases to our software solutions, damage to our reputation, damage to our customers’ businesses, loss of revenue, an increase in subscription cancellations, or lack of market acceptance of our offerings, any of which would likely harm our business and financial performance.

If we do not maintain good relationships with the members of our distribution channel, or if our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our subscriptions, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end users and through a network of distributors and resellers. For the nine months ended October 31, 2022 and 2021, approximately 65% and 66%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, Tech Data accounted for 37% and 36% of our total net revenue for the nine months ended October 31, 2022 and 2021, respectively, and Ingram Micro accounted for 9% of our total net revenue for both the nine months ended October 31, 2022 and 2021. During October and November 2022, we entered into transition agreements with Tech Data to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with such transition agreements, we intend to increase our selling efforts with value-added resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through Tech Data will be able to continue to do so, and following the transition period, we believe such resellers and end users will be able to continue to purchase our products from our value-added resellers, our agents or from one of our many other distributors or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. Should our agreement with Ingram Micro be terminated, we believe the resellers and end users who currently purchase our products through Ingram Micro would similarly be able to continue to do so under substantially the same terms from one of our many other distributors without substantial disruption to our revenue. However, if, Ingram Micro, or, during the transition period, Tech Data were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, value added resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

Over time, we have modified and especially during the transition process noted above, we will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them, and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and harm our business. Further, our distributors and resellers may lose confidence in our business, move to competitive products, or not have the skills or ability to support customers. The loss of or a significant reduction in business with those distributors or resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

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

In addition, there is continued instability of international personal data transfer legal mechanisms that are complex, uncertain, and subject to active litigation and enforcement actions in a number of jurisdictions around the world. For example, on June 4, 2021, the European Commission published a new set of modular standard contractual clause (“SCCs”), providing for an 18-month implementation period, which became effective on June 29, 2021, and imposes on companies obligations relating to personal data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. We may, in addition to other impacts, be required to expend significant time and resources to update our contractual arrangements and to comply with new obligations, and we face exposure to regulatory actions, substantial fines and injunctions in connection with transfers of personal data from the EU.

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

Further, several European data protection authorities recently indicated that the use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. As the enforcement landscape further develops, and depending on the impacts of these rulings and other developments with respect to cross-border data transfer, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors, and make other operational changes.

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

We have $2.65 billion of principal debt, consisting of notes due at various times from December 2022 to December 2031, as of October 31, 2022, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended October 31, 2022.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Form 10-Q.

Exhibit No.	Description
10.1	Amendment No. 1 to the Credit Agreement, dated November 21, 2022, by and among the Registrant, the lenders party thereto and Citibank, N.A., as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	Inline XBRL Taxonomy Extension Schema

101.CAL ††	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	Inline XBRL Taxonomy Definition Linkbase

101.LAB ††	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE ††	Inline XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File - the cover page interactive date is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 6, 2022

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)