Form 10-K
period 2023-01-31
Autodesk, Inc.
filed 2023-03-14
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 215.8 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant (based on the closing sale price of such shares on the Nasdaq Global Select Market on July 29, 2022) was approximately $47.0 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 7, 2023, the registrant had outstanding 214,782,702 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2023.

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

GENERAL

We are a global leader in 3D design, engineering and entertainment technology solutions, spanning architecture, engineering, construction, product design, manufacturing, media, and entertainment. Our customers design, fabricate, manufacture, and build anything by visualizing, simulating, and analyzing real-world performance early in the design process. These capabilities allow our customers to foster innovation, optimize their designs, streamline their manufacturing and construction processes, save time and money, improve quality, deliver more sustainable outcomes, communicate plans, and collaborate with others. Our professional software products are sold globally through a combination of indirect and direct channels.

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

PRODUCTS

Our architecture, engineering, and construction products improve the way building, infrastructure, and industrial projects are designed, built, and operated. Our product development and manufacturing software provides manufacturers in automotive, transportation, industrial machinery, consumer products, and building product industries with comprehensive digital design, engineering, manufacturing, and production solutions. These technologies bring together data from all phases of the product development and production life cycle, creating a digital pipeline that supports greater productivity, accuracy through process automation, and insights that enable more sustainable outcomes. Our digital media and entertainment products provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects, games production, and enables connection of workflows and data from post-production to pre-production. Our portfolio of products and services enables our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others. A summary of our revenue by geographic area and product family is found in Part II, Item 8, Note 2, “Revenue Recognition,” in the Notes to Consolidated Financial Statements.

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

•Building Connected

BuildingConnected is a SaaS preconstruction solution that combines the largest real-time, construction network with an easy-to-use tool that helps general contractors and owners streamline subcontractor qualification, and the bid and risk management process.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We have developed and sustained a compelling value proposition based upon software for the personal computer. Just as the transition from mainframes to personal computers transformed the industry over 30 years ago, the software industry has undergone a transition from developing and selling perpetual licenses and on-premise products to subscriptions and cloud-enabled technologies. Subscription plan offerings are designed to give our customers increased flexibility with how they use our products and service offerings and to attract a broader range of customers such as project-

based users and small businesses. Subscription plans represent a combined hybrid offering of desktop software and cloud functionality which provides a device-independent, collaborative design workflow for designers and their stakeholders.

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
The majority of our research and product development is performed in the United States, China, Canada, India, Singapore, and the United Kingdom. However, we employ experienced software developers in many of our other locations. Translation and localization of our products are performed in several local markets, principally Singapore and Ireland. We generally localize and translate our products into German, French, Italian, Spanish, Japanese, Korean, and simplified and traditional Chinese.

We plan to continue managing significant product development operations internationally over the next several years. We believe that our ability to conduct research and development at various locations throughout the world allows us to tap into a diverse global talent pool, optimize costs, and integrate local market knowledge into our development activities. We continually assess costs, hiring challenges, and intellectual property protection, against the benefits of our international development activities.

For further discussion regarding risks from our product development and introduction efforts, see Item 1A, “Risk Factors.”

MARKETING AND SALES

We sell our products and services globally, through a combination of indirect and direct channels. We also transact directly with our enterprise and named account customers, and with customers through our online Autodesk branded store. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,500 resellers and distributors worldwide. For fiscal 2023, approximately 65% of our revenue was derived from indirect channel sales through distributors and resellers.

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

Sales through our largest distributor, Tech Data Corporation and its global affiliates (collectively, “Tech Data”), accounted for 37%, 36%, and 37% of our net revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. Ingram Micro Inc. (“Ingram Micro”), our second-largest distributor, accounted for 9%, 9%, and 10% of Autodesk's total net revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. We entered into transition agreements with two of our distributors Tech Data and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase our selling efforts with value-added resellers and agents. We believe our business is not substantially dependent on either Tech Data or Ingram Micro. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue.

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

We generate revenue primarily through various offerings that provide recurring revenue. Under our subscription plan, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions through term-based product subscriptions, cloud service offerings, and enterprise business agreements (“EBA”). Historically, we have had increased EBA sale activity in our fourth fiscal quarter. This seasonality may not have an immediate impact on our revenue as we recognize subscription revenue over the term of the contract. This seasonality may also affect the relative value of our billings, Remaining Performance Obligations (“RPO”), and collections in the fourth and first fiscal quarters.

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

These opportunities manifest as outcomes through how our customers leverage our technology to design and make net-zero carbon buildings, resilient infrastructure, more sustainable products, and a thriving workforce. We realize these opportunities in our business through neutralizing our greenhouse gas emissions, powering our operations with 100% renewable energy and promoting an inclusive culture. We advance these opportunities with industry innovators through collaboration, grants, software donations, and training.

Education

Autodesk is committed to helping students gain the in-demand skills and certifications needed to demonstrate they are prepared for current and emerging roles in the industries we serve. We offer free educational licenses of Autodesk’s complete portfolio of professional software to verified students, educators, and accredited educational institutions worldwide.

Additionally, we offer self-paced, modular learning and curriculum for K-12, post-secondary students, and educators. Our intention is to make Autodesk software the preferred choice for those poised to become the next generation of design, engineering, and construction professionals.

Sustainability

Climate Change

In addressing the global challenges posed by climate change, we make it possible for our customers to innovate and respond to associated changes in regulation, building code, physical climate parameters, and other climate-related developments. This effort can directly and indirectly create more demand for existing and new Autodesk products and services in the short and long-term. Furthermore, our leadership is committed to taking climate action and that commitment goes hand in hand with our values and reputation in the marketplace. Our FY23 Enterprise Risk Management process considered how climate impacts could affect and potentially amplify the overall significance of each identified risk and opportunity.

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

Internally, we are investing in best practices to mitigate our greenhouse gas emissions (“GHGs”) and climate change risk through investments in renewable energy, energy efficiency, and disaster management and recovery strategies. In fiscal year 2022, we deployed a new sustainability financing framework to accelerate new and existing efforts in these areas, including issuing a $1 billion sustainability bond to support eligible projects and initiatives.

Emissions Performance & Other Key Performance Indicators

In fiscal year 2022, we launched our second science-based GHG reduction target, to reduce Scope 1 and Scope 2 GHGs 50%, and reduce Scope 3 GHGs per dollar of gross profit 25%, by fiscal year 2031, compared to fiscal year 2020. Additionally, in fiscal 2022, we were responsible for 103,000 metric tons of carbon dioxide equivalent emissions across our operational, market-based, boundary. This represents a 55% reduction compared to our fiscal year 2020 base line. In addition, our residual 103,000 metric tons of CO2e emissions were neutralized through the procurement of high quality carbon offsets.

Impact Reports

More information about our sustainability financing and commitment can be found in our annual Impact Reports, which we have published on our website since 2008. Our fiscal 2023 Impact Report will be published in the second quarter of fiscal 2024. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

Philanthropy

The Autodesk Foundation (the “Foundation”), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to create a better world at work, at home, and in the community by matching employees’ volunteer time and/or donations to nonprofit organizations; and to support organizations using design to drive positive social and environmental impact. In the latter case, we use philanthropic capital, software donations, and training to accomplish this goal, selecting the most impactful and innovative organizations around the world, thus leading to a better future for our planet. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, social and environmental entrepreneurs, and others who are developing design solutions that will shape a more sustainable future. During fiscal 2020, Autodesk committed to target 1% of annual operating margin for the long-term support of the Autodesk Foundation.

DEVELOPER PROGRAMS

Our business and our customers benefit from our relationships with an extensive developer network. These developers create and sell their own interoperable products that further enhance the range of integrated solutions available to our customers. One of our key strategies is to maintain an Application Programming Interface (“API”) based architecture of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we created Autodesk Platform Services which includes web services that enable software developers to rapidly develop the next generation of applications and experiences that will power the future of making things. Autodesk Platform Services facilitates the development of a single connected ecosystem for integrating Autodesk applications with other enterprise, web, and mobile solutions.

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

Our competitors include large, global, publicly traded companies; small, geographically focused firms; startup firms; and solutions produced in-house by their users. Our primary global competitors include Adobe Systems Incorporated, Bentley Systems, Inc., Dassault Systèmes S.A. and its subsidiary Dassault Systèmes SolidWorks Corp., Intergraph Corporation, a wholly owned subsidiary of Hexagon AB, MSC Software Corporation, Nemetschek AG, Oracle Corporation, Procore Technologies, Inc., PTC Inc., 3D Systems Corporation, Siemens PLM, and Trimble Navigation Limited, among others.

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

TALENT AND HUMAN CAPITAL MANAGEMENT

Our employees play a central role in the success of our long-term strategy. Autodesk’s Culture Code defines values and behaviors that support our commitment to being a customer company, where each employee takes responsibility for understanding our customers’ needs, expectations, and experiences. As of January 31, 2023, we employed approximately 13,700 people, an increase from approximately 12,600 employees as of the end of fiscal year 2022. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by trade unions or works councils. We have never experienced any work stoppages and believe our employee relations are strong. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

Diversity and Belonging

Autodesk is committed to building and maintaining a diverse workforce and a culture of belonging that welcomes people from all backgrounds, perspectives, and beliefs. We have developed and embedded a holistic global Diversity and Belonging (“D&B”) strategy into all that we do. Our D&B strategy includes a variety of activities, such as inclusive leadership training for all people managers and senior employees, and hiring manager and interview classes that include training on mitigating bias and inclusive practices.

To help us build a more diverse workforce, we have continued to invest in our diversity partnerships. We partner with educational institutions such as Hispanic-Serving Institutions and Historically Black Colleges and Universities, and professional organizations around the globe supporting underrepresented groups in technology. We provide a variety of scholarships, internship programs, sponsorship agreements, mentoring and development partnerships, and program support to organizations focused on women and underrepresented groups.

We provide ongoing development opportunities, such as the Autodesk Mentorship Program, which provides one-on-one mentorship relationships. Autodesk has nine employee resource groups (“ERGs”), which are volunteer-led groups that bring employees together based on common interests, backgrounds or diversity characteristics, to foster a sense of belonging and connection.

Additional information on our D&B program, initiatives, and metrics can be found on our website at https://www.autodesk.com/company/diversity-and-inclusion. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

Professional Development and Employee Impact

We believe career development plays an important role in keeping our employees engaged and in providing additional opportunities for them to grow and build their careers. Autodesk offers extensive professional and technical development opportunities for our employees. These include self-service online modules and personalized learning paths, professional and management development programs, and a tuition reimbursement program.

We also encourage our employees to advance our vision for a better world and support their professional development by participating in our pro bono consulting program, using paid time to volunteer, and have their charitable giving matched by the Autodesk Foundation.

Total Rewards

To attract, retain, and support our employees, we offer competitive compensation and benefits programs, several of which include an element of choice to meet the needs of our diverse and global population. In addition to competitive base pay and opportunities to receive short-term incentives, all our employees are eligible to participate in our long-term plans. We also have comprehensive health and wellness benefits, a generous time off program, an employee stock purchase plan, sabbaticals, retirement plans, financial support programs, financial tools and education, and an employee assistance program.

ACQUISITIONS

We acquired new technology or supplemented our existing technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2023, 2022 and 2021, we acquired companies accounted for as business combinations. The acquisitions during fiscal 2023 were not individually significant. The following were significant acquisitions for fiscal years 2022 and 2021.

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
•The effects of the COVID-19 pandemic and related public health measures.

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

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflationary pressures and higher interest rates, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, current geopolitical and global macro-economic challenges and the coronavirus (COVID-19) pandemic have caused uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which these challenges will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact of these challenges on our customers, vendors, distributors, and resellers, such as the supply chain disruption and resulting inflationary pressures and global labor shortage that we have seen recently, as well as other factors; the ebb and flow of COVID-19, including in specific geographies and as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to these challenges; speed and timing of economic recovery, including in specific geographies; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; the war in Ukraine; foreign exchange rate fluctuations; and the effect of these challenges on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases, which we have seen recently in certain countries including China. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

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

International net revenue represented 66% and 67% of our net revenue for fiscal 2023 and 2022, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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
•shift to named-user plans and annual billing of multi-year contracts;

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During fiscal 2023 and 2022, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 28% and 29% of our total net revenue, respectively.

From time to time we realign or introduce new business and sales initiatives; if we fail to successfully execute and manage these initiatives, our results of operations could be negatively impacted.

As part of our effort to accommodate our customers’ needs and demands and the rapid evolution of technology, from time to time we evolve our business and sales initiatives, such as shifting to annual billing of multi-year contracts, realigning our development and marketing organizations, offering software as a service, and realigning our internal resources in an effort to improve efficiency. We may take such actions without clear indications that they will prove successful and, at times, we have been met with short-term challenges in the execution of such initiatives. Market acceptance of any new business or sales initiative is dependent on our ability to match our customers’ needs at the right time and price. Often, we have limited prior experience and operating history in these new areas of emphasis. If any of our assumptions about expenses, revenue, or revenue recognition principles from these initiatives proves incorrect, or our attempts to improve efficiency are not successful, our actual results may vary materially from those anticipated, and our financial results will be negatively impacted.

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

Many governments have enacted laws requiring companies to provide notice of security incidents involving certain types of personal data and personal information. We are also contractually required to notify certain customers of certain security incidents. If any of the foregoing security incidents were to occur or to be perceived to have occurred, our reputation may suffer, our competitive position may be diminished, customers (including government customers) may stop paying for our solutions and services, we could be required to expend significant capital and other resources to evaluate and alleviate the security incident and to try to prevent further or additional incidents, and we could face regulatory inquiry, lawsuits, and potential liability. We could incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a security incident, and our financial performance could be negatively impacted.

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

Any errors, defects, vulnerabilities, service disruptions, degradations, outages or other performance problems could result in the need for corrective releases to our software solutions, damage to our reputation, damage to our customers’ businesses, loss of revenue, an increase in subscription cancellations, or lack of market acceptance of our offerings, any of which would likely harm our business and financial performance

If we do not maintain good relationships with the members of our distribution channel, or if our distribution channel suffers financial losses, becomes financially unstable or insolvent, or is not provided the right mix of incentives to sell our subscriptions, our ability to generate revenue will be adversely affected.

We sell our software products both directly to end users and through a network of distributors and resellers. For both fiscal 2023 and 2022, approximately 65% of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, Tech Data accounted for 37% and 36% of our total net revenue for fiscal 2023 and 2022, respectively, and Ingram Micro accounted for 9% of our total net revenue for both fiscal 2023 and 2022. During October and November 2022, we entered into transition agreements with each of Tech Data and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with such transition agreements, we intend to increase our selling efforts with value-added resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro will be able to continue to do so, and following the transition period, we believe such resellers and end users will be able to continue to purchase our products from our value-added resellers, our agents or from one of our many other distributors or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, Tech Data or Ingram Micro were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, value added resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

In addition, the new state laws – the CPRA and the VCDPA – that became effective on January 1, 2023, the CPA and CTDPA that become effective on July 1, 2023, and the UCPA that becomes effective on December 31, 2023, introduce additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights. The CPRA also created a new agency to implement and enforce the law. These new state laws have required us to modify our data processing practices and policies and may cause us to incur substantial costs and expenses in order to comply. Laws in all 50 states, and some of our contracts, require us to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. Also, if third parties we work with, such as suppliers, violate applicable data protection laws or regulations, such violations may also put our users’ information at risk and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, in addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Evolving legislation and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and have and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of previously useful data, potentially exposing us to additional expense, adverse publicity, and liability.

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

In addition, global events, including the sudden and unexpected effects of the COVID-19 pandemic as well as geopolitical and economic developments, may contribute to volatility in foreign exchange markets, which we may not be able to effectively manage, and our financial results could be adversely impacted. Additionally, countries in which we operate may be classified as highly inflationary economies, requiring special accounting and financial reporting treatment for such operations, or such countries’ currencies may be devalued, or both, which may adversely impact our business operations and financial results.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of January 31, 2023, as described in Part II, Item 8. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part II, Item 8. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:
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

We are required to comply with the covenants set forth in our credit agreement. If we breach any of the covenants and do not obtain a waiver from the note holders or lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the credit agreement described in Part II, Item 8, and any outstanding indebtedness under the credit agreement may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under our credit agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

Signed into law on August 16, 2022, the Inflation Reduction Act contains many provisions that may impact Autodesk, including the adjusted book minimum tax and excise tax on stock buybacks. We are assessing these impacts on our consolidated financial statements.

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

Our long-lived assets are tested for impairment if indicators of impairment exist. If impairment testing shows that the carrying value of our long-lived assets exceeds their estimated fair values, we would be required to record a non-cash impairment charge, which would decrease the carrying value of our long-lived assets, adversely affecting our results of operations. Our deferred tax assets include net operating loss, amortizable tax assets, and tax credit carryforwards that can be used to offset taxable income and reduce income taxes payable in future periods. Each quarter, we assess the need for a valuation allowance, considering both positive and negative evidence to determine whether all or a portion of the deferred tax assets are more likely than not to be realized. We continue to have a valuation allowance against certain U.S. and foreign deferred tax assets. Changes in the amount of the U.S. and foreign jurisdictions valuation allowance could also result in a material non-cash expense or benefit in the period in which the valuation allowance is adjusted, and our results of operations could be materially affected. We will continue to perform these tests on our worldwide deferred tax assets, and any future adjustments to the realizability of our deferred tax assets may have a material effect on our financial condition and results of operations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We lease approximately 1,500,000 square feet of office space in 93 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are in leased office space in San Francisco, California. Our San Francisco facilities consist of approximately 211,000 square feet under leases that have expiration dates ranging from December 2023 to December 2027. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

All facilities are in good condition. The COVID-19 pandemic spurred changes in the way we work and we moved to a more hybrid workforce resulting in an evaluation of our office space needs. Accordingly, we reduced the square footage of our facilities portfolio worldwide and incurred impairments to assets associated with our operating leases for real estate in the fiscal years ended January 31, 2023 and 2022. See Part II, Item 7, “Results of Operations” and Part II, Item 8, Note 9, “Leases,” in the Notes to Consolidated Financial Statements for more information. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future.

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

STOCKHOLDERS

As of January 31, 2023, the number of common stockholders of record was 312. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

ISSUER PURCHASES OF EQUITY SECURITIES

Autodesk’s stock repurchase programs provide Autodesk with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time, and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase programs, Autodesk may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase programs do not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price, and legal and regulatory requirements.

In November 2022, the Board of Directors authorized the repurchase of $5 billion of the Company's common stock, in addition to the shares remaining under previously announced share repurchase programs.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2023:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
November 1 - November 30	259	$196.34	259	3,496
December 1 - December 31	575	191.72	575	2,921
January 1 - January 31	253	193.43	253	2,668
Total	1,087	$193.21	1,087
____________________
(1)Represents shares purchased in open-market transactions under the stock repurchase programs approved by the Board of Directors.
(2)These amounts correspond to the plans publicly announced and approved by the Board of Directors in September 2016 and November 2022 that authorize the repurchase of 30 million shares and $5 billion, respectively. At January 31, 2023, 3 million shares and $5 billion remained available for repurchase under the September 2016 and November 2022 repurchase programs approved by the Board of Directors, respectively. The plans do not have a fixed expiration date.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three months ended January 31, 2023.

COMPANY STOCK PERFORMANCE

The following graph shows a five-year comparison of cumulative total return (equal to dividends plus stock appreciation) for our common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 500 North American Technology Software Index, which we have added this fiscal year as it is a software index and includes companies in our similar line of business, and the Dow Jones U.S. Software Index. The following graph and related information will not be deemed to be “soliciting material” or to be “filed” with the SEC, nor will such information be incorporated by reference into any filing pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Five Year Cumulative Total Stockholder Return (1)

$300
$250
$200
$150
$100
$50
1/18
1/19
1/20
1/21
1/22
1/23
Autodesk, Inc.
S&P 500
S&P 500 North American Technology Software
Dow Jones US Software

___________________
(1)Assumes $100 invested on January 31, 2018, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, Standard & Poor’s 500 North American Technology Software Index, and the Dow Jones U.S. Software Index with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

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

Our strategy is to build enduring customer relationships, delivering innovative technology that provides valuable automation and insight into their design and make processes. To drive the execution of our strategy, we are focused on three strategic priorities: deliver a world-class customer experience, catalyze our customers’ digital transformation, and establish an industry-leading platform for Design and Make.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We have developed and sustained a compelling value proposition based upon software for the personal computer. Just as the transition from mainframes to personal computers transformed the hardware industry, the software industry has transitioned from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies.

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

Our subscription plans represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, BIM 360, Autodesk Build, Fusion 360, ShotGrid, AutoCAD web app, and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

Industry Collections provide our customers with access to a broader selection of Autodesk solutions and services, simplifying the customers’ ability to benefit from a complete set of tools for their industry.

To support our strategic priority of digital transformation in Architecture, Engineering, and Construction (“AEC”), we are strengthening our AEC solutions’ foundation with both organic and inorganic investments. In fiscal 2023, we acquired a cloud-connected, extended reality (XR) platform enabling AEC professionals to present, collaborate and review projects in immersive and interactive experiences, from anywhere and at any time. This acquisition enables Autodesk to meet increasing needs for augmented reality (AR) and virtual reality (VR) technology advancements within the AEC industry and further support AEC customers throughout the project delivery lifecycle. In fiscal 2022, we acquired Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”), which provides water infrastructure software. Combining Innovyze’s hydraulic modeling, simulation, asset performance management and operational analytics solutions with Autodesk’s design and analysis solutions (including Autodesk Civil 3D, Autodesk InfraWorks, and the Autodesk Construction Cloud) enables us to deliver end-to-end, cloud-based solutions for our water infrastructure customers that drive efficiency and sustainability. Other acquisitions in fiscal 2022 include a cloud-based estimating solution that enables construction teams to create estimates, perform digital takeoffs, generate detailed reports and proposals and manage bid-day processes. Additionally, in fiscal 2022, we launched Autodesk Tandem, a cloud-based digital twin technology platform that extends digital project delivery by providing owner/operators with an easy to use, accurate, digital as-built model of a newly built or renovated facility. For owner/operators, this accelerates operational readiness and extends the value of BIM downstream into the owner/operator segment.

In manufacturing, our strategy is to combine organic and acquired software in existing and adjacent verticals to create end-to-end, cloud-based solutions for our customers that drive efficiency and sustainability. We continue to attract global manufacturing leaders and disruptive startups with our generative design and cloud-based Fusion 360 that converges the design process with manufacturing. In the first fiscal quarter of 2023, we acquired a maker of software for optimizing manufacturing processes with automation and digitization from the shop floor upward that provides a real-time system of record for data collection, management, and analysis. In fiscal 2022, we acquired Upchain, an instant-on, cloud-based data management technology that allows product design and manufacturing customers to collaborate in the cloud across their value chains and bring products to market faster.

Our strategy includes improving our product functionality and expanding our product offerings through internal development as well as through the acquisition of products, technology, and businesses. Acquisitions often increase the speed at which we can deliver product functionality to our customers; however, they entail cost and integration challenges and may, in certain instances, negatively impact our operating margins. We continually review these factors in making decisions regarding acquisitions. We anticipate that we will continue to acquire products, technology, and businesses as compelling opportunities become available.

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our indirect channels include value added resellers, direct market resellers, distributors, and other software developers. We entered into transition agreements with each of our distributors Tech Data and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase its selling efforts with value-added resellers and agents. Our direct channels include internal sales resources focused on selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. See Part II, Item 8, Note 2, "Revenue Recognition" in the Notes to the Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the fiscal years ended January 31, 2023, 2022, and 2021.

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

One of our key strategies is to maintain an API based architecture of our software products to facilitate third-party development of complementary products and industry-specific software solutions. This approach enables customers and third parties to customize solutions for a wide variety of highly specific uses. We offer several programs that provide strategic investment funding, technological platforms, user communities, technical support, forums, and events to developers who develop add-on applications for our products. For example, we have established the Autodesk Platform Services to support innovators that build solutions to facilitate the development of a single connected ecosystem for the future of how things are designed, made, and used.

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educators, educational institutions, learning partners, and students is a key competitive advantage which has been cultivated over an extensive period. This network of partners and relationships provides us with a broad and deep reach into volume markets worldwide. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our solutions quickly and easily. We have a significant number of registered third-party developers who create products that work well with our solutions and extend them for a variety of specialized applications.

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

Assumptions Behind Our Strategy

Our strategy depends upon many assumptions, including: making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, agents, third-party developers, customers, educators, educational institutions, learning partners, and students; improving the performance and functionality of our products and platform; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks, see Part I, Item 1A, “Risk Factors.”

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

Our significant accounting policies are described in Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements. An

accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe that of all our significant accounting policies, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the accounting policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Business Combinations. The assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values at the acquisition date, with the exception of contract assets and contract liabilities (i.e., deferred revenue) which are recognized and measured on the acquisition date in accordance with Autodesk’s “Revenue Recognition” policy in Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1 “Business and Summary of Significant Accounting Policies”. Any residual purchase price is recorded as goodwill. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and deferred revenue obligations.

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

As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent whereby management may determine that it is more likely than not that the Netherlands, Australia, California, Michigan and U.S. capital loss deferred tax assets will be realized. Each quarter we will continue to evaluate the positive and negative evidence of our ability to utilize our global deferred tax assets.

Loss Contingencies. As described in Part I, Item 3, “Legal Proceedings” and Part II, Item 8, “Financial Statements and Supplementary Data, Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements, we are periodically involved in various legal claims and proceedings. We routinely review the status of each significant matter and assess our potential financial exposure. If the potential loss from any matter is considered probable and the amount can be reasonably estimated, we record a liability for the estimated loss. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters. Due to inherent uncertainties related to these matters, we base our loss accruals on the best information available at the time. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

OVERVIEW OF FISCAL 2023

•Total net revenue was $5.01 billion during fiscal 2023, an increase of 14% compared to the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% for both fiscal years ending January 31, 2023 and 2022.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110% as of both January 31, 2023 and 2022.
•Deferred revenue was $4.58 billion, an increase of 21% compared to the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $5.62 billion, an increase of 19% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $3.52 billion, an increase of 12% compared to the prior fiscal year.

Revenue Analysis

During fiscal 2023, net revenue increased 14%, as compared to the prior fiscal year, primarily due to a 15% increase in subscription revenue, partially offset by a 14% decrease in maintenance revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the United States and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 37%, 36%, and 37% of Autodesk’s total net revenue during fiscal 2023, 2022 and 2021, respectively. Ingram Micro accounted for 9%, 9%, and 10% of Autodesk's total net revenue during fiscal 2023, 2022 and 2021, respectively. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. We entered into transition agreements with each of our distributors Tech Data and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase our selling efforts with value-added resellers and agents. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.

Recurring Revenue and Net Revenue Retention Rate

In order to help better understand our financial performance we use several key performance metrics, including recurring revenue and NR3. These metrics are key performance metrics and should be viewed independently of revenue and deferred revenue as these metrics are not intended to be combined with those items. We use these metrics to monitor the strength of our recurring business. We believe these metrics are useful to investors because they can help in monitoring the long-term health of our business. Our determination and presentation of these metrics may differ from that of other companies. The presentation of these metrics is meant to be considered in addition to, not as a substitute for or in isolation from, our financial measures prepared in accordance with GAAP. Please refer to the “Glossary of Terms” for the definitions of these metrics in Part I, Item 1, “Business”.

The following table outlines our recurring revenue metric for the fiscal years ended January 31, 2023, 2022, and 2021:

	Fiscal Year Ended January 31, 2023	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2021
		$	%		$	%
Recurring Revenue (in millions) (1) (2)	$4,907	$612	14%	$4,295	$564	15%	$3,731
As a percentage of net revenue	98%	N/A	N/A	98%	N/A	N/A	98%
 ________________
(1)     The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Consolidated Statements of Operations.
(2)    The prior period amount has been adjusted to conform to current period presentation for a change in presentation of certain subscription plan offerings. See Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies” for further detail.
NR3 was within the range of 100% and 110% as of both January 31, 2023 and 2022.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom, and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Fiscal Year Ended January 31, 2023
	Percent change compared to prior fiscal year (as reported)	Constant currency percent change compared to prior fiscal year (1)	Positive/negative/neutral impact from foreign exchange rate changes
Net revenue	14%	15%	Negative
Total spend	7%	8%	Positive
 ________________
(1)Please refer to the “Glossary of Terms” in Part I, Item 1, “Business” for the definitions of our constant currency growth rates.

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

(in millions)	January 31, 2023	January 31, 2022
Deferred revenue	$4,580	$3,790
Unbilled deferred revenue	1,043	949
RPO	$5,623	$4,739

RPO consisted of the following:

(in millions)	January 31, 2022	January 31, 2021
Current RPO	$3,518	$3,141
Non-current RPO	2,105	1,598
RPO	$5,623	$4,739

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, the frequency of the billing installments, and foreign currency fluctuations. Historically, we have had increased EBA sales activity in our fourth fiscal quarter and this seasonality may affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters.

Balance Sheet and Cash Flow Items

At January 31, 2023, we had $2.17 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $2.07 billion for the fiscal year ended January 31, 2023, from $1.53 billion for the fiscal year ended January 31, 2022. We repurchased 5 million shares of our common stock for $1.08 billion during fiscal 2023. Comparatively, we repurchased 4 million shares of our common stock for $1.09 billion during fiscal 2022. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Overview

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate complex geopolitical and global macro-economic challenges. However, supply chain disruption and resulting inflationary pressures, higher interest rates, a global labor shortage, the ebb and flow of COVID-19, including in specific geographies, the war in Ukraine, and foreign exchange rate fluctuations, may impact our outlook. We also expect our transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. The extent of the impact of these risks on our business in fiscal 2024 and beyond will depend on several factors, some of which are out of our control. Further discussion of the potential impacts of these risks on our business can be found in Part I, Item 1A, “Risk Factors.”

The COVID-19 pandemic has spurred changes in the way we work and we moved to a more hybrid workforce resulting in an evaluation of our office space needs. Accordingly, we reduced our facilities portfolio worldwide and incurred charges associated with our operating leases for real estate during the fiscal years ended January 31, 2023 and 2022. See Part II, Item 8, Note 9, “Leases” in the Notes to Consolidated Financial Statements for more information. Optimizing our facilities costs allows us to deploy capital better to further our strategy and drive growth. However, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings or operational efficiencies.

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

	Fiscal Year Ended January 31, 2023	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2022	Management Comments
(in millions, except percentages)		$	%
Net revenue (1):
Subscription	$4,651	$591	15%	$4,060	Increase due to growth in the subscriber base across subscription types, led by subscription renewal revenue with current-year subscription renewals reflecting new subscriptions sold in prior periods. Also contributing to the growth was an increase in revenue from new subscriptions and EBA offerings.
Maintenance	65	(11)	(14)%	76
Total subscription and maintenance revenue	4,716	580	14%	4,136
Other	289	39	16%	250
	$5,005	$619	14%	$4,386

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021	Management Comments
(in millions, except percentages)		$	%
Net revenue (1):
Subscription	$4,060	$679	20%	$3,381	Increase due to growth across subscription types, led by subscription renewal revenue as a result of growth in the subscription base. Also contributing to the growth was an increase in revenue from EBA offerings.
Maintenance	76	(107)	(58)%	183
Total subscription and maintenance revenue	4,136	572	16%	3,564
Other	250	24	11%	226
	$4,386	$596	16%	$3,790

____________________
(1) Prior periods amounts have been reclassified to conform to the current period presentation in all material respects. See Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the change in presentation of certain subscription plan offerings in our Consolidated Statement of Operations.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Fiscal Year Ended January 31, 2023	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2022	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AEC (1)	$2,278	$309	16%	$1,969	Increase due to growth in revenue from AEC Collections, EBAs, Revit, and Autodesk Build.
AutoCAD and AutoCAD LT (1)	1,387	143	11%	1,244	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	978	102	12%	876	Increase due to growth in revenue from MFG Collections, Fusion360, Vault, and EBAs.
M&E	291	32	12%	259	Increase due to growth in revenue from Maya, 3DS Max, and M&E Collections.
Other	71	33	87%	38
	$5,005	$619	14%	$4,386

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AEC (1)	$1,969	$320	19%	$1,649	Increase due to growth in revenue from AEC collections, EBAs, Innovyze and Revit.
AutoCAD and AutoCAD LT (1)	1,244	145	13%	1,099	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	876	77	10%	799	Increase due to growth in revenue from Fusion360, EBAs, and MFG Collections.
M&E	259	40	18%	219	Increase due to growth in revenue from EBAs, Maya, and M&E Collections.
Other	38	14	58%	24
	$4,386	$596	16%	$3,790
____________________
(1) During the fiscal year ended January 31, 2023, we corrected an immaterial classification error and reclassified certain revenue amounts between Architecture, Engineering and Construction and AutoCAD and AutoCAD LT. The fiscal year ended January 31, 2022 has been adjusted to conform to the current period presentation. There was no impact to the fiscal year ended January 31, 2021. These reclassifications did not impact total net revenue.

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2023	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2021

(in millions, except percentages)		$	%	%		$	%	%

Net revenue:
Americas
U.S.	$1,720	$263	18%	*	$1,457	$175	14%	*	$1,282
Other Americas	372	64	21%	*	308	48	18%	*	260
Total Americas	2,092	327	19%	18%	1,765	223	14%	14%	1,542
EMEA	1,906	206	12%	13%	1,700	227	15%	12%	1,473
APAC	1,007	86	9%	13%	921	146	19%	17%	775
Total net revenue	$5,005	$619	14%	15%	$4,386	$596	16%	14%	$3,790
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

Net Revenue by Sales Channel

	Fiscal Year Ended January 31, 2023	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2022	Management Comments
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$3,250	$401	14%	$2,849	Increase due to growth in subscription revenue, led by product subscription renewal revenue from a growing subscriber base.
Direct	1,755	218	14%	1,537	Increase due to revenues from our online Autodesk branded store and EBAs.
Total net revenue	$5,005	$619	14%	$4,386

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021	Management Comments
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$2,849	$249	10%	$2,600	Increase due to growth in subscription revenue.
Direct	1,537	347	29%	1,190	Increase due to an increase in EBAs and our online Autodesk branded store.
Total net revenue	$4,386	$596	16%	$3,790

Net Revenue by Product Type

	Fiscal Year Ended January 31, 2023	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2022
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type (1):
Design	$4,264	$492	13%	$3,772	Increase due to growth in AEC & MFG collections, EBA offerings, AutoCAD LT and AutoCAD Family.
Make	452	88	24%	364	Increase primarily due to growth in revenue from ACS, Fusion 360, and BIM 360 products.
Other	289	39	16%	250
Total Net Revenue	$5,005	$619	14%	$4,386

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type (1):
Design	$3,772	$504	15%	$3,268	Increase is due to growth in AEC & MFG collections, AutoCAD Family, AutoCAD LT, and EBA offerings.
Make	364	68	23%	296	Increase primarily due to growth in revenue from BIM Family, PlanGrid, and Fusion products.
Other	250	24	11%	226
Total Net Revenue	$4,386	$596	16%	$3,790

___________________
(1)The prior period amount has been adjusted to conform to the current period presentation for a change in presentation of certain subscription plan offerings. See Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies” for further detail.

Cost of Revenue and Operating Expenses

Cost of subscription and maintenance revenue includes the labor costs of providing product support to our subscription and maintenance customers, SaaS vendor costs and allocated IT costs, facilities costs, professional services fees related to operating our network and cloud infrastructure, royalties, depreciation expense and operating lease payments associated with computer equipment, data center costs, related expenses of network operations, stock-based compensation expense, and gains and losses on our operating expense cash flow hedges.

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

	Fiscal Year Ended January 31, 2023	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2022	Management Comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$343	$44	15%	$299	Increase primarily due to cloud hosting costs, employee-related costs, including stock-based compensation expense, driven by higher headcount, and increase in travel and entertainment expense.
Other	79	12	18%	67	Increase due to employee-related costs, including stock-based compensation expense, driven by higher headcount.
Amortization of developed technologies	58	6	12%	52	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal 2022 and in fiscal 2023.
Total cost of revenue	$480	$62	15%	$418

Operating expenses:
Marketing and sales	$1,745	$122	8%	$1,623	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount, an increase in travel and entertainment expense, sales commission expense, and advertisement and promotion costs.
Research and development	1,219	104	9%	1,115	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount, and increase in travel and entertainment expense, as well as an increase in cloud hosting costs, professional fees and lower capitalized software costs.
General and administrative	532	(40)	(7)%	572	Decrease primarily due to lease-related asset impairment and other charges and acquisition-related costs partially offset by an increase in employee related costs, including stock-based compensation expense, driven by higher headcount, cloud hosting costs and lower capitalized software costs.
Amortization of purchased intangibles	40	—	—%	40
Total operating expenses	$3,536	$186	6%	$3,350

	Fiscal Year Ended January 31, 2022	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2021	Management comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$299	$57	24%	$242	Increase primarily due to cloud hosting costs and employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense.
Other	67	3	5%	64	Increase primarily due to stock-based compensation expense.
Amortization of developed technologies	52	21	68%	31	Increase due to growth in amortization expense from acquired developed technologies as a result of our acquisitions in the fourth quarter of fiscal 2021 and in fiscal 2022.
Total cost of revenue	$418	$81	24%	$337

Operating expenses:
Marketing and sales	$1,623	$183	13%	$1,440	Increase primarily due to employee-related costs driven by higher headcount, an increase in stock-based compensation expense, advertisement and promotion costs due to new company branding campaign, as well as an increase in cloud hosting costs and professional fees.
Research and development	1,115	183	20%	932	Increase primarily due to stock-based compensation expense, employee-related costs driven by higher headcount, as well as an increase in professional fees.
General and administrative	572	158	38%	414	Increase primarily due to lease-related asset impairment and other charges in fiscal 2022, stock-based compensation expense, employee related costs driven by higher headcount, as well as an increase in cloud hosting costs.
Amortization of purchased intangibles	40	2	5%	38	Increase due to growth in amortization expense from acquired intangibles as a result of our acquisitions in the fourth quarter of fiscal 2021 and in fiscal 2022.
Total operating expenses	$3,350	$526	19%	$2,824

The following table highlights our expectation for the absolute dollar change and percent of revenue change for fiscal 2024 as compared to fiscal 2023:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Flat
Research and development	Increase	Flat
General and administrative	Increase	Flat
Amortization of purchased intangibles	Flat	Flat

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal year ended January 31,
	2023	2022	2021
	(in millions)
Interest and investment expense, net	$(71)	$(65)	$(51)
Gain on foreign currency	15	1	3
Gain (loss) on strategic investments	1	3	(41)
Other income	12	8	7
Interest and other expense, net	$(43)	$(53)	$(82)

Interest and other expense, net, decreased by $10 million during fiscal 2023, as compared to fiscal 2022. The decrease was primarily due to an increase in gains on foreign currency in the current period compared to the prior fiscal year due to foreign currency exchange rate fluctuations and an increase in interest income, partially offset by an increase in interest expense as a result of the issuance of debt in fiscal year 2022 and losses in the current period as compared to gains in the prior year for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans.

Interest and other expense, net, decreased by $29 million during fiscal 2022, as compared to fiscal 2021. The decrease was primarily due to gains on dispositions, mark-to-market gains, and a decrease in impairments of strategic investment equity securities in the current period as compared to the prior period offset in part by an increase in interest expense as a result of the issuance of debt in fiscal 2022 and a decrease in mark-to market gains on debt and equity securities held in a rabbi trust under non-qualified deferred compensation plans.

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

Income tax expense was $123 million and $68 million for fiscal 2023 and 2022, relative to pre-tax income of $946 million and $565 million, respectively, for the same periods. The tax expense for fiscal 2023 consists primarily of the U.S. and foreign tax expense, including withholding tax, an increase in tax expense relating to stock-based compensation, final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by the benefit from the Canada valuation allowance release and a U.S. foreign derived intangible income benefit driven by capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act. Tax expense for fiscal 2022 consisted primarily of the U.S. and foreign tax expense, including withholding tax, offset by shared-based compensation deductions, India withholding tax refunds and generation of federal tax credits.

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

In fiscal 2016, we considered cumulative losses in the U.S. from our business model transition as a significant source of negative evidence. Considering this negative evidence, we determined that it was more likely than not that we would not realize the U.S. deferred tax assets and recorded a full valuation allowance against our deferred tax assets. Foreign operations in the Netherlands and Canada that generated interest expense, future creditable research in excess of earnings, respectively, also resulted in the historic recording of a full valuation under the more likely than not realizability criteria.

In the fourth quarter of fiscal 2021, we released the valuation allowance against our deferred tax assets in the U.S., resulting in a $679 million non-cash benefit to earnings. We released the U.S. valuation allowance in fiscal 2021 due to the following positive evidence:

•Recent history of worldwide pre-tax earnings, including cumulative earnings on a worldwide basis as of fiscal 2021
•Recent history of U.S. taxable income
•Forecast of worldwide and U.S. pre-tax earnings, including a forecast of cumulative earnings in the U.S. jurisdiction
•Forecast of U.S. taxable income
•Reversal of deferred tax liabilities

We released our Canada valuation allowance in fiscal 2023 due to positive evidence supporting the utilization of the R&D credits before they expire, resulting in a $38 million non-cash benefit to earnings.

We have retained a valuation allowance against California and Michigan deferred tax assets as well as deferred tax assets that will convert into a capital loss upon reversal as we do not have sufficient income of the appropriate character to benefit these deferred tax assets. Also, the Company continues to retain a valuation allowance against foreign deferred tax assets in the Netherlands and Australia.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine, based on all available evidence, both positive and negative, that it is more likely than not that the Netherlands, Australia, California, Michigan, and U.S. capital loss deferred tax assets will be realized.

As of January 31, 2023, we had $223 million of gross unrecognized tax benefits, of which $38 million would reduce our valuation allowance, if recognized. The remaining $185 million would impact the effective tax rate. The amount of unrecognized tax benefits will decrease in the next twelve months for statute lapse of approximately $4 million.

Our future effective annual tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, business combinations, closure of statute of limitations or settlement of tax audits, and changes in tax laws. A significant amount of our earnings are generated by our European and Asia Pacific subsidiaries. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates.

Signed into law on August 16, 2022, the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases by publicly traded U.S. corporations. Autodesk is currently assessing the impact the Inflation Reduction Act will have on our consolidated financial statements.

OTHER FINANCIAL INFORMATION

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2023, 2022, and 2021, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Fiscal Year Ended January 31,
	2023	2022	2021
	(Unaudited)
Gross profit	$4,525	$3,968	$3,453
Non-GAAP gross profit	$4,624	$4,054	$3,508
Income from operations	$989	$618	$629
Non-GAAP income from operations	$1,785	$1,397	$1,112
Operating margin	20%	14%	17%
Non-GAAP operating margin	36%	32%	29%
Net income	$823	$497	$1,208
Non-GAAP net income	$1,445	$1,126	$900
Diluted net income per share	$3.78	$2.24	$5.44
Non-GAAP diluted net income per share	$6.63	$5.07	$4.05

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

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In millions except for operating margin, and per share data):

	Fiscal Year Ended January 31,
	2023	2022	2021
	(Unaudited)
Gross profit	$4,525	$3,968	$3,453
Stock-based compensation expense	46	35	23
Amortization of developed technologies	53	50	31
Acquisition-related costs	—	1	1
Non-GAAP gross profit	$4,624	$4,054	$3,508

Income from operations	$989	$618	$629
Stock-based compensation expense	660	559	399
Amortization of developed technologies	53	50	31
Amortization of purchased intangibles	40	40	38
Acquisition-related costs	10	26	15
Lease-related asset impairments and other charges	33	104	—
Non-GAAP income from operations	$1,785	$1,397	$1,112

Operating margin	20%	14%	17%
Stock-based compensation expense	13%	13%	11%
Amortization of developed technologies	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%
Acquisition-related costs	—%	1%	—%
Lease-related asset impairments and other charges	1%	2%	—%
Non-GAAP operating margin (1)	36%	32%	29%

Net income	$823	$497	$1,208
Stock-based compensation expense	660	559	399
Amortization of developed technologies	53	50	31
Amortization of purchased intangibles	40	40	38
Acquisition-related costs	10	26	15
Lease-related asset impairments and other charges	33	104	—
(Gain) loss on strategic investments and dispositions, net	(1)	(3)	41
Release of valuation allowance on deferred tax assets	(38)	—	(679)
Discrete GAAP tax items	28	(72)	(44)
Income tax effect of non-GAAP adjustments	(163)	(75)	(109)
Non-GAAP net income	$1,445	$1,126	$900

Diluted net income per share	$3.78	$2.24	$5.44
Stock-based compensation expense	3.03	2.52	1.80
Amortization of developed technologies	0.24	0.22	0.14

	Fiscal Year Ended January 31,
	2023	2022	2021
	(Unaudited)
Amortization of purchased intangibles	0.18	0.18	0.17
Acquisition-related costs	0.05	0.11	0.07
Lease-related asset impairments and other charges	0.15	0.47	—
(Gain) loss on strategic investments and dispositions, net	—	(0.01)	0.18
Release of valuation allowance on deferred tax assets	(0.18)	—	(3.06)
Discrete GAAP tax items	0.13	(0.32)	(0.20)
Income tax effect of non-GAAP adjustments	(0.75)	(0.34)	(0.49)
Non-GAAP diluted net income per share	$6.63	$5.07	$4.05
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

At January 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.17 billion and net accounts receivable of $961 million.

In November 2022, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At January 31, 2023, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of March 14, 2023, we have no amounts outstanding under the Credit Agreement. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we may not be able to draw on our revolving credit facility.

As of January 31, 2023, we had $2.30 billion aggregate principal amount of notes outstanding. See Part II, Item 8, Note 8,

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

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of January 31, 2023, approximately 59% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. The Tax Act included a mandatory one-time tax on accumulated earnings of foreign subsidiaries and generally eliminated U.S. taxes on foreign subsidiary distributions in future periods. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A,“Risk Factors.” Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available revolving credit facility will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months from the date of this Annual Report.

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates, for which we have put in place foreign currency contracts as part of our risk management strategy. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for further discussion.

	Fiscal year ended January 31,
(in millions)	2023	2022	2021
Net cash provided by operating activities	$2,071	$1,531	$1,437
Net cash used in investing activities	(143)	(1,595)	(404)
Net cash used in financing activities	(1,487)	(169)	(1,047)

Net cash provided by operating activities of $2,071 million for fiscal 2023, primarily consisted of $823 million of our net income adjusted for $556 million non-cash items such as stock-based compensation expense, depreciation, amortization, and accretion expense, lease-related asset impairment charges, and deferred income tax. The increase in cash provided by working capital was primarily due to a net increase in deferred revenue of $798 million driven by an increase in product subscriptions and EBA offerings offset in part by a change in accounts receivable of 247 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by operating activities of $1,531 million for fiscal 2022, primarily consisted of $497 million of our net income adjusted for $817 million non-cash items such as stock-based compensation expense, depreciation, amortization, and accretion expense, lease-related asset impairment charges, and deferred income tax. The increase in cash provided by working capital was primarily due to: a net increase in deferred revenue of $419 million driven by an increase in product subscriptions and EBA offerings and a decrease in maintenance subscriptions offset in part by an increase in prepaid expenses and other assets of $134 million primarily due to the timing of payments for operating expenses.

Net cash used in investing activities was $143 million for fiscal 2023 and was primarily due to purchases of marketable securities and business combinations, net of cash acquired, partially offset by sales and maturities of marketable securities.

Net cash used in investing activities was $1,595 million for fiscal 2022 and was primarily due to business combinations, net of cash acquired, and purchases of marketable securities.

Net cash used in financing activities was $1,487 million in fiscal 2023 and was primarily due to repurchases of our common stock and repayment of debt.

Net cash used in financing activities was $169 million in fiscal 2022 and was primarily due to repurchases of our common stock offset by proceeds from the issuance of debt and common stock.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant financial contractual obligations at January 31, 2023, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(in millions)	Total	Fiscal year 2024	Fiscal years 2025-2026	Fiscal years 2027-2028	Thereafter	Management Comments
Notes payable	$2,720	$69	$430	$601	$1,620	Notes payable consist of the notes issued in June 2015, June 2017, January 2020, and October 2021 including interest. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion.
Operating leases	417	94	142	77	104
Operating lease obligations consist primarily of obligations for real estate, vehicles, and certain equipment. See Part II, Item 8, Note 9, “Leases,” in the Notes to Consolidated Financial Statements for further discussion.

Purchase obligations	287	130	105	37	15	Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding to Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to acquisition of cloud services, commitments related to our investment agreements with limited liability partnership funds, and marketing.
Deferred compensation obligations	86	7	17	14	48	Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Part II, Item 8, Note 7, “Deferred Compensation,” in our Notes to Consolidated Financial Statements for further information regarding this plan.
Pension obligations	32	3	6	6	17	Pension obligations relate to our obligations for pension plans outside of the United States. See Part II, Item 8, Note 16, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information regarding these obligations.
Asset retirement obligations	12	2	6	1	3	Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease.
Total (1)	$3,554	$305	$706	$736	$1,807
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

ISSUER PURCHASES OF EQUITY SECURITIES

Autodesk’s stock repurchase programs provide Autodesk with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase programs, Autodesk may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase programs do not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price, and legal and regulatory requirements.

In November 2022, the Board of Directors authorized the repurchase of $5 billion of the Company's common stock, in addition to the shares remaining under previously announced share repurchase programs.

During the three and 12 months ended January 31, 2023, we repurchased 1 million and 5 million shares of our common stock, respectively. At January 31, 2023, 3 million shares and $5 billion remained available for repurchase under the September 2016 and November 2022 repurchase programs approved by the Board of Director, respectively. The plans do not have a fixed expiration date. See Part II, Item 8, Note 12, “Stock Repurchase Program,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2023 and 2022, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in euros, Japanese yen, British pounds, Indian rupees, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 31, 2023		January 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$711	$13	$852	$(10)
Sold	1,755	(11)	1,612	7
Option Contracts:
Purchased	904	5	1,273	18
Sold	974	(23)	1,322	(8)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2023, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2023 and 2022, would increase the fair value of our foreign currency contracts by $149 million and $218 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2023 and 2022, would decrease the fair value of our foreign currency contracts by $191 million and $138 million, respectively.

INTEREST RATE RISK

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer term securities. At January 31, 2023, we had $1.19 billion of cash equivalents and marketable securities, including $125 million classified as short-term marketable securities and $102 million classified as long-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2023	2022	2021
Net revenue:
Subscription	$4,651	$4,060	$3,381
Maintenance	65	76	183
Total subscription and maintenance revenue	4,716	4,136	3,564
Other	289	250	226
Total net revenue	5,005	4,386	3,790
Cost of revenue:
Cost of subscription and maintenance revenue	343	299	242
Cost of other revenue	79	67	64
Amortization of developed technologies	58	52	31
Total cost of revenue	480	418	337
Gross profit	4,525	3,968	3,453
Operating expenses:
Marketing and sales	1,745	1,623	1,440
Research and development	1,219	1,115	932
General and administrative	532	572	414
Amortization of purchased intangibles	40	40	38
Total operating expenses	3,536	3,350	2,824
Income from operations	989	618	629
Interest and other expense, net	(43)	(53)	(82)
Income before income taxes	946	565	547
(Provision for) benefit from income taxes	(123)	(68)	661
Net income	$823	$497	$1,208
Basic net income per share	$3.81	$2.26	$5.52
Diluted net income per share	$3.78	$2.24	$5.44
Weighted average shares used in computing basic net income per share	216	220	219
Weighted average shares used in computing diluted net income per share	218	222	222
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal year ended January 31,
	2023	2022	2021
Net income	$823	$497	$1,208
Other comprehensive (loss) income, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $(7), $(8), and $5)	40	48	(33)
Change in net unrealized gain on available-for-sale securities (net of tax effect of zero for all periods presented)	—	12	2
Change in defined benefit pension items (net of tax effect of $1, $(1), and zero)	(3)	5	1
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of zero, zero, and $(1))	(98)	(63)	64
Total other comprehensive (loss) income	(61)	2	34
Total comprehensive income	$762	$499	$1,242

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2023	January 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,947	$1,528
Marketable securities	125	236
Accounts receivable, net	961	716
Prepaid expenses and other current assets	308	284
Total current assets	3,341	2,764
Long-term marketable securities	102	45
Computer equipment, software, furniture, and leasehold improvements, net	144	162
Operating lease right-of-use assets	245	305
Intangible assets, net	407	494
Goodwill	3,625	3,604
Deferred income taxes, net	1,014	741
Long-term other assets	560	492
Total assets	$9,438	$8,607
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102	$121
Accrued compensation	358	341
Accrued income taxes	33	30
Deferred revenue	3,203	2,863
Operating lease liabilities	85	87
Current portion of long-term notes payable, net	—	350
Other accrued liabilities	219	217
Total current liabilities	4,000	4,009
Long-term deferred revenue	1,377	927
Long-term operating lease liabilities	300	346
Long-term income taxes payable	164	20
Long-term deferred income taxes	32	29
Long-term notes payable, net	2,281	2,278
Long-term other liabilities	139	149
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2; none issued or outstanding at January 31, 2023 and 2022	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750; 215 and 218 issued and outstanding at January 31, 2023 and 2022, respectively	3,325	2,923
Accumulated other comprehensive loss	(185)	(124)
Accumulated deficit	(1,995)	(1,950)
Total stockholders’ equity	1,145	849
Total liabilities and stockholders' equity	$9,438	$8,607
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2023	2022	2021
Operating activities:
Net income	$823	$497	$1,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	150	148	124
Stock-based compensation expense	657	555	398
Deferred income taxes	(277)	(8)	(779)
Lease-related asset impairments	34	104	—
Other operating activities	(8)	18	39
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(247)	(66)	13
Prepaid expenses and other assets	(3)	(134)	(56)
Accounts payable and other liabilities	(5)	10	130
Deferred revenue	798	419	344
Accrued income taxes	149	(12)	16
Net cash provided by operating activities	2,071	1,531	1,437
Investing activities:
Purchases of marketable securities	(397)	(311)	(21)
Sales of marketable securities	152	12	—
Maturities of marketable securities	298	26	17
Purchases of intangible assets	(6)	(11)	(5)
Business combinations, net of cash acquired	(96)	(1,250)	(246)
Capital expenditures	(40)	(56)	(91)
Other investing activities	(54)	(5)	(58)
Net cash used in investing activities	(143)	(1,595)	(404)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	124	114	114
Taxes paid related to net share settlement of equity awards	(160)	(194)	(157)
Repurchase and retirement of common stock	(1,101)	(1,079)	(552)
Proceeds from debt, net of discount	—	997	—
Repayments of debt	(350)	—	(450)
Other financing activities	—	(7)	(2)
Net cash used in financing activities	(1,487)	(169)	(1,047)
Effect of exchange rate changes on cash and cash equivalents	(22)	(11)	11
Net increase (decrease) in cash and cash equivalents	419	(244)	(3)
Cash and cash equivalents at beginning of fiscal year	1,528	1,772	1,775
Cash and cash equivalents at end of fiscal year	$1,947	$1,528	$1,772
Supplemental cash flow disclosure:
Cash paid for interest	$86	$58	$63
Cash paid for income taxes, net of tax refunds	$241	$165	$93
Non-cash investing and financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$11	$3	$29
Fair value of common stock issued related to business combination (See Note 6)	$10	$6	$38

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2020	219	$2,317	$(160)	$(2,296)	$(139)
Common shares issued under stock plans	3	(41)	—	—	(41)
Stock-based compensation expense	—	386	—	—	386
Settlement of liability-classified restricted common shares	—	29	—	—	29
Net income	—	—	—	1,208	1,208
Other comprehensive income	—	—	34	—	34
Shares issued as consideration for business combination	—	38	—	—	38
Repurchase and retirement of common shares	(2)	(150)	—	(400)	(550)
Balances, January 31, 2021	220	2,579	(126)	(1,488)	965
Common shares issued under stock plans	2	(78)	—	—	(78)
Stock-based compensation expense	—	544	—	—	544
Settlement of liability-classified restricted common shares	—	3	—	—	3
Net income	—	—	—	497	497
Other comprehensive income	—	—	2	—	2
Shares issued related to business combination	—	6	—	—	6
Repurchase and retirement of common shares	(4)	(131)	—	(959)	(1,090)
Balances, January 31, 2022	218	2,923	(124)	(1,950)	849
Common shares issued under stock plans	2	(38)	—	—	(38)
Stock-based compensation expense	—	633	—	—	633
Settlement of liability-classified restricted common shares	—	11	—	—	11
Net income	—	—	—	823	823
Other comprehensive loss	—	—	(61)	—	(61)
Shares issued related to business combination	—	10	—	—	10
Repurchase and retirement of common shares	(5)	(214)	—	(868)	(1,082)
Balances, January 31, 2023	215	$3,325	$(185)	$(1,995)	$1,145

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2023
(Tables in millions of dollars, except per share data, unless otherwise indicated)

1.     Business and Summary of Significant Accounting Policies
Business

Autodesk, Inc. (“Autodesk” or the “Company”) is a global leader in 3D design, engineering and entertainment technology solutions, spanning architecture, engineering, construction, product design, manufacturing, media, and entertainment. The Company’s sophisticated software products, offered through a hybrid of desktop and cloud functionality, enable its customers to design, fabricate, manufacture, and build anything by visualizing, simulating, and analyzing real-world performance early in the design process. These capabilities allow our customers to foster innovation, optimize their designs, streamline their manufacturing and construction processes, save time and money, improve quality, deliver more sustainable outcomes, communicate plans, and collaborate with others. Autodesk software products are sold globally through a combination of indirect and direct channels.

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

Change in presentation

In the current fiscal year, the Company changed its presentation of certain subscription plan offerings in our Consolidated Statements of Operations. Revenue from subscription plan offerings in which the customer does not utilize the cloud functionality or that do not incorporate substantial cloud functionality, previously recorded in “Subscription” have been reclassified to “Other” and “Maintenance,” as applicable. Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects. These reclassifications did not impact total net revenue.

The effect of the change on the Consolidated Statements of Operations for the fiscal years ended January 31, 2022 and 2021, were as follows:

	Fiscal Year Ended January 31, 2022			Fiscal Year Ended January 31, 2021
	As Reported	Effect of Change in Presentation	As Adjusted	As Reported	Effect of Change in Presentation	As Adjusted
Net revenue:
Subscription	$4,156	$(96)	$4,060	$3,479	$(98)	$3,381
Other	154	96	250	128	98	226
Total net revenue	4,386	—	4,386	3,790	—	3,790

In the current fiscal year, the Company changed its rounding presentation to the nearest whole number in millions of reported amounts, except per share data or as otherwise noted. The current year rounding presentation has been applied to all prior year amounts presented and, in certain circumstances, this change may adjust previously reported balances.

Segments

Autodesk operates in one operating segment, and accordingly all required financial segment information is included in the consolidated financial statements. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources, and assessing performance as the source of the Company’s reportable segments. The Company's CODM allocates resources and assesses the operating performance of the Company as a whole.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	January 31,
	2023	2022
Long-lived assets (1):
Americas
U.S.	$256	$323
Other Americas	13	20
Total Americas	269	343
Europe, Middle East, and Africa	72	92
Asia Pacific	48	32
Total long-lived assets	$389	$467
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

Under the measurement alternative method, strategic investments in equity securities are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. The carrying value is not adjusted for the Company’s strategic investments in equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment, as discussed below. To determine if a transaction is deemed a similar investment, Autodesk considers the rights and obligations between the investments and the extent to which those differences would affect the fair values of those investments with additional consideration for the stage of development of the investee company. The fair value would then be adjusted positively or negatively based on available information such as pricing in recent rounds of financing.

The company’s strategic investments in debt and equity securities (Level 3) are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market prices and inherent lack of liquidity. These assumptions are inherently subjective and involve significant management judgment. Whenever possible, we use observable market data and rely on unobservable inputs only when observable market data is not available, when determining fair value.

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

All of Autodesk’s marketable securities and strategic investments are subject to a periodic impairment review. Strategic investments in equity securities are assessed based on available information such as current cash positions, earnings, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For any available-for-sale debt securities, if Autodesk does not intend to sell and it is not more likely than not that Autodesk will be required to sell the available-for-sale debt security prior to recovery of its amortized cost basis, Autodesk will determine whether a decline in fair value below the amortized cost basis is due to credit-related factors. The credit loss is measured as the amount by which the debt security’s amortized cost basis exceeds the estimate of the present value of cash flows expected to be collected, up to the difference between the amortized cost basis and the fair value. Impairment will be assessed at the individual security level. Credit-related impairment is recognized as an allowance on the Consolidated Balance Sheets with a corresponding adjustment to “Interest and other expense, net” on the Company’s Consolidated Statements of Operations. Any impairment that is not credit-related is recognized in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

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

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk’s general practice is to hedge a portion of transaction exposures primarily denominated in euros, Japanese yen, British pounds, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, Czech koruna and Indian rupees. These instruments generally have maturities between one and 12 months in the future. Autodesk uses foreign currency contracts not designated as hedging instruments and foreign currency contracts designated as cash flow hedges but Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

In addition to these foreign currency contracts, Autodesk holds derivative instruments issued by privately held companies, which are not designated as hedging instruments. These derivatives consist of certain conversion options on the convertible debt securities held by Autodesk or options to acquire equity securities in a privately held company. These derivatives are recorded at fair value as of each balance sheet date and are recorded in “Long-term other assets.” Changes in the fair values of these instruments are recognized in “Interest and other expense, net.”

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

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2023	2022
Trade accounts receivable	$1,046	$780
Less: Allowance for credit losses	(5)	(5)
Product returns reserve	(1)	(1)
Partner programs and other obligations	(79)	(58)
Accounts receivable, net	$961	$716

Allowances for uncollectible trade receivables and contract assets are subject to impairment using the expected credit loss model. Allowances for expected credit losses are measured based upon the lifetime expected credit loss which is based on historical experience, the number of days that billings are past due, reasonable economic forecast, including revised forecast data for the current economic environment, customer payment behavior, credit reports, and other customer-specific information. Allowances for credit losses on trade receivables and contract assets were not material as of January 31, 2023.

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

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas, EMEA, and APAC geographies. Autodesk performs ongoing evaluations of these partners’ and customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total sales to the Company’s largest distributor Tech Data Corporation, and its global affiliates (“Tech Data”), accounted for 37%, 36%, and 37% of Autodesk's net revenue for fiscal years ended January 31, 2023, 2022 and 2021, respectively. The majority of the net revenue from sales to Tech Data is for sales made outside of the United States. In addition, Tech Data accounted for 27% and 24% of trade accounts receivable as of January 31, 2023 and 2022, respectively. Ingram Micro Inc. (“Ingram Micro”), our second largest distributor, accounted for 9%, 9%, and 10% of Autodesk’s total net revenue for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. No other customer accounted for more than 10% of Autodesk’s total net revenue or trade accounts receivable for each of the respective periods.

Intangible Assets, Net

Intangible assets include customer relationships, developed technologies, trade names and patents, and other, and the related accumulated amortization. These assets are presented as “Intangible assets, net” in the Consolidated Balance Sheets. The majority of Autodesk’s intangible assets are amortized to expense over the estimated economic life, which ranges from 3 to 15 years. Amortization expense for intangible assets was $98 million in fiscal 2023, $94 million in fiscal 2022, and $70 million in fiscal 2021.

Intangible assets and related accumulated amortization at January 31, 2023 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$659	$(402)	$257
Developed technologies	858	(718)	140
Trade names and patents	116	(106)	10
Total intangible assets	$1,633	$(1,226)	$407
_______________
(1)Includes the effects of foreign currency translation.

Intangible assets and related accumulated amortization at January 31, 2022 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$667	$(375)	$292
Developed technologies	847	(661)	186
Trade names and patents	116	(100)	16
Total intangible assets	$1,630	$(1,136)	$494
_______________
(1)Includes the effects of foreign currency translation.

The weighted average amortization period for intangible assets during fiscal 2023 was 9.3 years. Expected future amortization expense for intangible assets for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2024	$80
2025	70
2026	63
2027	53
2028	20
Thereafter	121
Total	$407

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $50 million in fiscal 2023, $52 million in fiscal 2022, and $51 million in fiscal 2021. Autodesk recognized impairment losses of $29 million in the fiscal year ended January 31, 2022. Impairment losses were not material in the fiscal years ended January 31, 2023 and 2021.

Computer equipment, software, furniture, leasehold improvements, and the related accumulated depreciation at January 31 were as follows:

	2023	2022
Computer hardware, at cost	$126	$137
Computer software, at cost	49	55
Leasehold improvements, land and buildings, at cost	363	351
Furniture and equipment, at cost	94	93
Computer software, hardware, leasehold improvements, furniture, and equipment, at cost	632	636
Less: Accumulated depreciation	(488)	(474)
Computer software, hardware, leasehold improvements, furniture, and equipment, net	$144	$162

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized straight-line over the software’s expected useful life, which is generally three years.

Software Development Costs

Software development costs for external use incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a two-year period, if material. Autodesk had no material capitalized software development costs at January 31, 2023, and January 31, 2022.

Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets. Capitalized costs were $190 million and $128 million at January 31, 2023, and January 31, 2022, respectively. Accumulated amortization was $41 million and $17 million at January 31, 2023, and January 31, 2022, respectively. Amortization expense was $24 million, $12 million, and $4 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

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

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist. Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses the recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flow the assets are expected to generate generally using Level 3 inputs. If the long-lived assets are impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. Autodesk recorded impairment charges on lease related right-of-use assets related to certain office leases during both the fiscal years ended January 31, 2023 and 2022. See Note 9, “Leases” for further discussion. Impairment charges in the fiscal year ended January 31, 2021 were not material.

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

For the annual impairment test, Autodesk’s market capitalization was substantially in excess of the carrying value of the Company as of January 31, 2023. Accordingly, Autodesk has determined there was no goodwill impairment of our reporting unit during the fiscal year ended January 31, 2023. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2022 or 2021.

The following table summarizes the changes in the carrying amount of goodwill during the fiscal years ended January 31, 2023 and 2022:

	January 31, 2023	January 31, 2022
Goodwill, beginning of the year	$3,753	$2,856
Less: accumulated impairment losses, beginning of the year	(149)	(149)
Additions arising from acquisitions during the year	85	936
Effect of foreign currency translation, measurement period adjustments, and other (1)	(64)	(39)
Goodwill, end of the year	$3,625	$3,604
_______________
(1)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities on acquired intangibles, and valuation allowances against Netherlands, Australia, California, Michigan and U.S. capital loss deferred tax assets. Autodesk performs a quarterly assessment of the recoverability of these net deferred tax assets and believes it will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount that is more likely than not to be realized.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2023, 2022, and 2021, respectively, as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Cost of subscription and maintenance revenue	$34	$25	$17
Cost of other revenue	12	10	6
Marketing and sales	263	234	178
Research and development	266	220	145
General and administrative	85	70	53
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	660	559	399
Tax expense (benefit)	13	(53)	(42)
Stock-based compensation expense related to stock awards and ESPP purchases, net	$673	$506	$357

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

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2023		January 31, 2022		January 31, 2021
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	39.4 - 40.7%	38.3 - 44.9%	36.9%	29.5 - 41.8%	50.7%	39.4 - 45.8%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	1.2 - 1.6%	0.9 - 3.9%	0.1%	0.1 - 0.2%	0.3%	0.1 - 0.5%

Autodesk estimates expected volatility for stock-based awards based on the average of the following two measures: (1) a measure of historical volatility in the trading market for the Company’s common stock, and (2) the implied volatility of traded options to purchase shares of the Company’s common stock. The expected volatility for performance stock units subject to market conditions includes the expected volatility of companies within the S&P North American Technology Software Index with a market capitalization over $2.0 billion, depending on the award type.

Autodesk estimates the expected life of stock-based awards using both exercise behavior and post-vesting termination behavior as well as consideration of outstanding options. The range of expected lives of ESPP awards are based upon the four six-month exercise periods within a 24-month offering period.

Autodesk did not pay cash dividends in fiscal 2023, 2022, or 2021 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of stock-based awards as those forfeitures occur.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $69 million in fiscal 2023, $80 million in fiscal 2022, and $60 million in fiscal 2021.

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

Accounting Standards in Fiscal 2023

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by FASB or adopted by the Company during the fiscal year ended January 31, 2023, that are applicable to the Company.

Accounting Standards Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU No. 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, “Deferral of the Sunset Date of Topic 848” which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Autodesk applied the expedients in ASU No. 2020-04 through December 31, 2022. The adoption of ASU No. 2020-04 did not have a material impact on Autodesk’s consolidated financial statements.

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

2. Revenue Recognition

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and enterprise business agreements (“EBAs”), (2) renewal fees for existing maintenance plan agreements that were initially purchased with a perpetual software license, and (3) consulting, training, and other products and services. The three categories are presented as line items on Autodesk’s Consolidated Statements of Operations.

Information regarding the components of Autodesk’s net revenue from contracts with customers by product family, geographic location, sales channel, and product type was as follows:

	Fiscal Year ended January 31,
	2023	2022	2021
Net revenue by product family:
Architecture, Engineering and Construction (1)	$2,278	$1,969	$1,649
AutoCAD and AutoCAD LT (1)	1,387	1,244	1,099
Manufacturing	978	876	799
Media and Entertainment	291	259	219
Other	71	38	24
Total net revenue	$5,005	$4,386	$3,790

Net revenue by geographic area:
Americas
U.S.	$1,720	$1,457	$1,282
Other Americas	372	308	260
Total Americas	2,092	1,765	1,542
Europe, Middle East and Africa	1,906	1,700	1,473
Asia Pacific	1,007	921	775
Total net revenue	$5,005	$4,386	$3,790

Net revenue by sales channel:
Indirect	$3,250	$2,849	$2,600
Direct	1,755	1,537	1,190
Total net revenue	$5,005	$4,386	$3,790

Net revenue by product type (2):
Design	$4,264	$3,772	$3,268
Make	452	364	296
Other	289	250	226
Total net revenue	$5,005	$4,386	$3,790
___________________
(1)    During the year ended January 31, 2023, the Company corrected an immaterial classification error and reclassified certain revenue amounts between Architecture, Engineering and Construction and AutoCAD and AutoCAD LT. The year ended January 31, 2022 has been adjusted to conform to the current period presentation. These reclassifications did not impact total net revenue.
(2)    The prior period amount has been adjusted to conform to the current period presentation for a change in presentation of certain subscription plan offerings. See Note 1, “Business and Summary of Significant Accounting Policies” for further detail.

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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of January 31, 2023, Autodesk had remaining performance obligations of $5.62 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.52 billion or 63% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.10 billion or 37% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, the frequency of the billing installments, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of January 31, 2023. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the fiscal years ended January 31, 2023 and 2022, that was included in the deferred revenue balances at January 31, 2022 and 2021, was $2.85 billion and $2.50 billion, respectively. The satisfaction of performance obligations typically lags behind billings received under revenue contracts from customers.

3.     Financial Instruments

The following tables summarize the Company’s financial instruments by significant investment category as of January 31, 2023 and 2022.

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$737	$—	$—	$737
Commercial paper	169	—	—	169
Certificates of deposit	35	—	—	35
U.S. government securities	13	—	—	13
Other (2)	12	—	—	12
Marketable securities:
Short-term
Corporate debt securities	44	—		44
Commercial paper	42	—	—	42
Asset backed securities	19	—	—	19
U.S. government securities	17	—	—	17
Other (3)	3		—	3
Long-term
Corporate debt securities	45	—	—	45
U.S. government securities	35	—	—	35
Asset backed securities	13	—	—	13
Other (4)	9	—	—	9
Mutual funds (5) (6)	81	6	(1)	86
Convertible debt securities (6)	3	1	(2)	2
Strategic investments derivative asset (6)	2	—	(2)	—
Total	$1,279	$7	$(5)	$1,281
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of custody cash deposits, agency discount notes, municipal bonds, corporate debt securities, asset-backed securities, and mortgage-backed securities.
(3)Consists of mortgage-backed securities, agency mortgage-backed securities, common stock, and agency collateralized mortgage obligations.
(4)Consists of agency mortgage-backed securities, agency bonds, agency collateralized mortgage obligations, mortgage-backed securities, and collateralized mortgage obligations.

(5)See Note 7, "Deferred Compensation" for more information.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.

	January 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$302	$—	$—	$302
Commercial paper	55	—	—	55
U.S. government securities	25	—	—	25
Custody cash deposit	18	—	—	18
Corporate debt securities	18	—	—	18
Certificates of deposit	6	—	—	6
Other (2)	4	—	—	4
Marketable securities:
Short-term
Commercial paper	103	—	—	103
Corporate debt securities	61	—		61
Asset backed securities	26	—	—	26
Certificates of deposit	14	—	—	14
U.S. government securities	13	—	—	13
Municipal bonds	11	—	—	11
Common Stock	—	4	—	4
Other (3)	4		—	4
Long-term
Corporate debt securities	44	—	—	44
Other (4)	1	—	—	1
Mutual Funds (5) (6)	74	16	(1)	89
Total	$779	$20	$(1)	$798
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of January 31, 2023:

Fair Value
Due within 1 year	$90
Due in 1 year through 5 years	124
Due in 5 years through 10 years	6
Due after 10 years	7
Total	$227

As of both January 31, 2023 and 2022, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for fiscal 2023.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both January 31, 2023 and 2022. There were no write offs of accrued interest receivables for both fiscal 2023 and 2022.

There were no material realized gain or loss for the sales or redemptions of debt securities during fiscal 2023, 2022, and 2021. Realized gains and losses from the sale or redemption of marketable securities are recorded in “Interest and other expense, net” on the Company’s Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities for fiscal 2023, 2022, and 2021 were $450 million, $38 million, and $17 million, respectively.

Strategic investments in equity securities

As of January 31, 2023 and 2022, Autodesk had $177 million and $134 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investments in equity securities with no readily determined fair values measured using the measurement alternative are included in Interest and Other Expense, net on the Company’s Consolidated Statements of Operations. These adjustments were as follows:

	Fiscal Year Ended			Cumulative Amount as of
	2023	2022	2021	January 31, 2023
Upward adjustments	$6	$7	$7	$29
Negative adjustments, including impairments	(9)	(17)	(52)	(86)
Net adjustments	$(3)	$(10)	$(45)	$(57)

Autodesk does not consider the remaining investments to be impaired as of January 31, 2023.

During the fiscal years ended January 31, 2023 and 2022, Autodesk recognized gains of $2 million and $8 million, respectively, on the disposition of strategic investments in equity securities. During the fiscal year ended January 31, 2021, Autodesk recognized no gain on the disposition of strategic investments in equity securities.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of January 31, 2023 and 2022:

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$737	$—	$—	$737
Commercial paper	—	169	—	169
Certificates of deposit	—	35	—	35
U.S. government securities	—	13	—	13
Other (2)	4	8	—	12
Marketable securities:
Short-term
Corporate debt securities	—	44	—	44
Commercial paper	—	42	—	42
Asset backed securities	—	19	—	19
U.S. government securities	—	17	—	17
Other (3)	—	3	—	3
Long-term
Corporate debt securities	—	45	—	45
U.S. government securities	—	35	—	35
Asset backed securities	—	13	—	13
Other (4)	—	9	—	9
Long-term other assets:
Mutual funds (5) (6)	86	—	—	86
Convertible debt securities (6)	—	—	2	2
Derivative assets:
Derivative contract assets (6)	—	14	—	14
Derivative liabilities:
Derivative contract liabilities (7)	—	(31)	—	(31)
Total	$827	$435	$2	$1,264
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of custody cash deposits, agency discount notes, municipal bonds, corporate debt securities, asset-backed securities, and mortgage-backed securities.
(3)Consists of mortgage-backed securities, agency mortgage-backed securities, common stock, and agency collateralized mortgage obligations.
(4)Consists of agency mortgage-backed securities, agency bonds, agency collateralized mortgage obligations, mortgage-backed securities, and collateralized mortgage obligations.
(5)See Note 7, "Deferred Compensation" for more information.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$302	$—	$—	$302
Commercial paper	—	55	—	55
U.S. government securities	—	25	—	25
Custody cash deposit	18	—	—	18
Corporate debt securities	—	18	—	18
Certificates of deposit	—	6	—	6
Other (2)	—	4	—	4
Marketable securities:
Short-term
Commercial paper	—	103	—	103
Corporate debt securities	—	61	—	61
Asset backed securities	—	26	—	26
Certificates of deposit	—	14	—	14
U.S. government securities	—	13	—	13
Municipal bonds	—	11	—	11
Common Stock	4	—	—	4
Other (3)		4	—	4
Long-term
Corporate debt securities	—	44	—	44
Other (4)	—	1	—	1
Long-term other assets:
Mutual Funds (5) (6)	89	—	—	89
Derivative assets
Derivative contract assets (6)	—	18	—	18
Derivative liabilities
Derivative contract liabilities (7)	—	(11)	—	(11)
Total	$413	$392	$—	$805
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
(7)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

A reconciliation of the change in Autodesk’s Level 3 items for the fiscal year ended January 31, 2023, is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Contract	Convertible Debt Securities	Total
Balances, January 31, 2022	$—	$—	$—
Purchases	2	3	5
Impairments	—	(2)	(2)
Loss included in earnings	(2)	—	(2)
Gain in other comprehensive (loss) income	—	1	1
Balances, January 31, 2023	$—	$2	$2

4.     Equity Compensation

Stock Plans

The 2022 Equity Incentive Plan (the “2022 Plan”) was approved by Autodesk’s stockholders and became effective on June 16, 2022. The 2022 Plan replaced the 2012 Employee Stock Plan, as amended, and the 2012 Outside Directors’ Stock Plan, as amended (collectively, the “Prior Plans”), and no further equity awards may be granted under the Prior Plans. The 2022 Plan reserves up to 23 million shares. The 2022 Plan permits the grant of stock options, restricted stock units, and restricted stock awards to employees and non-employee members of the Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2022 Plan as 2.08 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2022 Plan and may become available for future grant under the 2022 Plan. As of January 31, 2023, 2 million shares subject to restricted stock units and restricted stock awards have been granted under the 2022 Plan. Restricted stock units that were granted under the 2022 Plan vest over one to three years from the date of grant. The 2022 Plan will expire on March 17, 2032. At January 31, 2023, approximately 21 million shares were available for future issuance under the 2022 Plan.

Pursuant to the BuildingConnected acquisition on January 23, 2019, the Company assumed the unvested options under the BuildingConnected, Inc. 2013 Stock Plan (“BuildingConnected 2013 Plan”). No further equity awards will be granted under the BuildingConnected 2013 Plan. As of January 31, 2023, approximately 4 thousand shares subject to options remain outstanding under the BuildingConnected 2013 Plan. Options that were granted under the BuildingConnected 2013 Plan vest over a four-year period and expire 10 years from the date of grant. The BuildingConnected 2013 Plan will expire on May 6, 2023.

The following sections summarize activity under Autodesk’s stock plans.

Restricted Stock Units:

A summary of restricted stock activity for the fiscal year ended January 31, 2023, was as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2022	4,033	$251.17
Granted	3,742	198.89
Vested	(2,388)	244.14
Canceled/Forfeited	(537)	231.88
Performance Adjustment (1)	(2)	299.07
Unvested restricted stock at January 31, 2023	4,848	$216.20
_______________
(1)Based on Autodesk’s financial results and relative total stockholder return for the fiscal 2022 performance period. The performance stock units were attained at rates ranging from 87% to 113% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2023, 2022, and 2021, the weighted average grant date fair values were $198.89, $288.13, and $224.20, respectively. The fair value of the shares vested during fiscal years ended January 31, 2023, 2022, and 2021 were $490 million, $620 million, and $503 million, respectively.

During the fiscal year ended January 31, 2023, Autodesk granted 3 million restricted stock units. Restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period.

During the fiscal years ended January 31, 2023 and 2022, Autodesk settled liability-classified awards of $11 million and $3 million, respectively. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

Autodesk recorded stock-based compensation expense related to restricted stock units of $510 million, $425 million, and $309 million during fiscal years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023, total compensation cost not yet recognized of $722 million related to non-vested awards is expected to be recognized over a weighted average period of 1.85 years. At January 31, 2023, the number of restricted stock units granted but unvested was 4 million.

During the fiscal year ended January 31, 2023, Autodesk granted 239 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are primarily based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2023 as well as one-year Relative TSR (covering year one).

•Up to one third of the performance stock units may vest following year two, depending upon the achievement of the performance criteria for year two as well as two-year Relative TSR (covering years one and two).

•Up to one third of the performance stock units may vest following year three, depending upon the achievement of the performance criteria for year three as well as three-year Relative TSR (covering years one, two and three).
The performance criteria for the performance stock units vested during fiscal year ended January 31, 2023, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Additionally, during fiscal year ended January 31, 2023, Autodesk granted 115 thousand performance stock units, as part of a program offering certain employees the option to receive equity in lieu of the opportunity to receive an annual cash incentive award. The ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are based on revenue and Non-GAAP income from operations targets adopted by the Compensation and Human Resource Committee. The fair value of these performance stock units is expensed using the accelerated attribution method over the one-year vesting period.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period.

Autodesk recorded stock-based compensation expense related to performance stock units of $54 million, $68 million, and $31 million during fiscal years ended January 31, 2023, 2022, and 2021, respectively. As of January 31, 2023, total compensation cost not yet recognized of $8 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 0.71 years. At January 31, 2023, the number of performance stock units granted but unvested was 461 thousand.

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

Common Stock

Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2021 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. During fiscal year ended January 31, 2022, Autodesk issued 8 thousand shares at an aggregate fair value of $3 million. During fiscal year ended January 31, 2023, Autodesk issued the remaining 13 thousand shares at an aggregate fair value of $3 million. The awards were accounted for as liability-classified awards and were recognized as compensation expense using the straight-line method over the vesting period.

Autodesk issued 74 thousand shares of restricted common stock to certain employees in connection with a fiscal 2021 acquisition. The fair value of the restricted common stock was recorded as compensation for post-acquisition services and recognized as expense using the straight-line method over the three-year vesting period. See Note 6, “Acquisitions,” for further discussion.

Autodesk issued 9 thousand shares of restricted common stock to certain employees in connection with a fiscal 2022 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. See Note 6, “Acquisitions,” for further discussion.

Autodesk agreed to issue a fixed amount of $13 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. During fiscal year ended January 31, 2023, Autodesk issued 24 thousand shares at an aggregate fair value of $5 million. As of January 31, 2023, the remaining shares to be issued are estimated to be 39 thousand. The awards are accrued as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. See Note 6, “Acquisitions,” for further discussion.

Autodesk agreed to issue a fixed amount of $11 million in common stock at a future date to certain employees in connection with other fiscal 2022 acquisitions. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. During fiscal year ended January 31, 2023, Autodesk issued 18 thousand shares at an aggregate fair value of $3 million. As of January 31, 2023, the remaining shares to be issued are estimated to be 34 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. Additionally, Autodesk issued 13 thousand shares of restricted common stock to certain employees in connection with these fiscal 2022 acquisitions. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the vesting period. See Note 6, “Acquisitions,” for further discussion.

Autodesk issued 40 thousand shares of restricted common stock to certain employees in connection with a fiscal 2023 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. Additionally, Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2023 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. As of January 31, 2023, shares to be issued are estimated to be 23 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period. See Note 6, “Acquisitions,” for further discussion.

Autodesk recorded stock-based compensation expense related to common stock shares of $32 million, $17 million, and $2 million during the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

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

At January 31, 2023, a total of 5 million shares were available for future issuance. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP does not have an expiration date.

A summary of the ESPP activity for the fiscal years ended January 31, 2023, 2022, and 2021 was as follows:

	Fiscal year ended January 31,
	2023	2022	2021
Issued shares (in thousands)	740	851	890
Average price of issued shares	$166.44	$130.13	$122.73
Weighted average grant date fair value of awards granted under the ESPP	$67.77	$84.21	$55.98

Autodesk recorded $62 million, $37 million, and $40 million of compensation expense associated with the ESPP in fiscal 2023, 2022, and 2021, respectively.

During the fiscal year ended January 31, 2023, Autodesk reset the price for certain offering dates in connection with Autodesk’s ESPP as Autodesk’s closing stock price for the respective offering dates was above the closing stock price on March 31, 2022 and on September 30, 2022, which triggered new 24-month offering periods through March 31, 2024 and September 30, 2024, respectively, resulting in aggregate modification expense of approximately $21 million to be recognized over the new offering periods.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and awards granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2023:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise or vesting of outstanding options and awards (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (1)
Equity compensation plans approved by security holders	5	$21.03	26
Total	5	$21.03	26
____________________
(1)Included in this amount are 5 million securities available for future issuance under Autodesk’s ESPP.

5.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2023	2022	2021
Federal:
Current	$219	$(1)	$10
Deferred	(222)	(5)	(740)
State:
Current	28	2	19
Deferred	(19)	1	(58)
Foreign:
Current	151	83	88
Deferred	(34)	(12)	20
Income tax provision (benefit)	$123	$68	$(661)

Foreign pretax income was $755 million in fiscal 2023, $560 million in fiscal 2022, and $528 million in fiscal 2021.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2023	2022	2021
Income tax provision at U.S. Federal statutory rate	$199	$119	$115
State income tax benefit, net of the U.S. Federal benefit (1)	(3)	2	(43)
Foreign income taxed at rates different from the U.S. statutory rate (1)	22	(25)	(11)
Valuation allowance adjustment (1)	(38)	—	(637)
Tax effect of non-deductible stock-based compensation (1)	34	32	25
Stock compensation (windfall) / shortfall (1)	10	(43)	(35)
Research and development tax credit benefit (1)	(12)	(19)	(16)
Closure of income tax audits and changes in uncertain tax positions (1)	11	—	—
Tax effect of officer compensation in excess of $1.0 million	10	7	5
Non-deductible expenses	1	5	2
Global intangible low-taxed income, foreign derived intangible income	(106)	24	(65)
India withholding tax refund	—	(44)	—
Acquisition-related integrations	(2)	9	—
Other (1)	(3)	1	(1)
Income tax provision (benefit)	$123	$68	$(661)
  _______________
(1) The above comparative for fiscal 2021 has reclassified to conform to the current period presentation.

Autodesk’s fiscal 2023 tax expense is primarily driven by the U.S. and foreign tax expense, including withholding taxes on payments made to the United States or to Singapore from foreign sources, an increase in tax expense relating to stock-based compensation, final U.S. foreign tax credit regulations enacted in fiscal 2023, offset by the benefit from the Canada valuation allowance release and a U.S. foreign derived intangible income benefit driven by the capitalization of research and development expenditures starting in fiscal 2023 as required by the Tax Act.

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2023	2022
Stock-based compensation	$54	$56
Research and development tax credit carryforwards	103	235
Foreign tax credit carryforwards	—	59
Accrued compensation and benefits	7	6
Other accruals not currently deductible for tax	26	23
Capitalized research and development (1)	340	123
Fixed assets	22	24
Lease liability	92	106
Tax loss carryforwards	38	68
Deferred revenue	653	387
Other	23	23
Total deferred tax assets	1,358	1,110
Less: valuation allowance	(148)	(188)
Net deferred tax assets	1,210	922
Indefinite lived intangibles	(109)	(95)
Purchased technology (1)	(26)	(34)
Right-of-use assets	(58)	(74)
Unremitted earnings of foreign subsidiaries	(2)	(6)
Deferred taxes on foreign earnings	(33)	(1)
Total deferred tax liabilities	(228)	(210)
Net deferred tax assets	$982	$712
  _______________
(1) The above comparative for fiscal 2022 has reclassified to conform to the current period presentation.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk evaluates whether it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

In evaluating the need for a valuation allowance, prior to fiscal 2021 Autodesk considered global cumulative losses arising from the Company’s business model transition as a significant piece of negative evidence. During fiscal 2021 Autodesk recognized cumulative earnings on a global basis and was profitable in the U.S. and forecasted future cumulative earnings in U.S. jurisdiction for future periods. In the fourth quarter of fiscal 2021, Autodesk released the valuation allowance against the Company’s U.S. deferred tax assets, due to positive evidence indicating that these deferred tax assets are more likely than not to be realized. The Company has retained a valuation allowance against California and Michigan deferred tax assets and deferred tax assets that will convert into a capital loss upon reversal as we do not have sufficient income of the appropriate character to benefit these deferred tax assets. We released our Canada valuation allowance in fiscal 2023 due to positive evidence supporting the utilization of the R&D credits before they expire, resulting in a $38 million non-cash benefit to earnings. The Company continues to retain a valuation allowance of $23 million against foreign deferred tax assets in the Netherlands and Australia as of January 31, 2023.

The valuation allowance decreased by $40 million in fiscal 2023, primarily due to the release of the Canada valuation allowance of $38 million. The valuation allowance increased by $2.0 million in fiscal 2022, primarily due to the generation of deferred tax attributes and the establishment of a valuation allowance in Australia. The valuation allowance decreased by $697 million in fiscal 2021, primarily due to the U.S. valuation allowance release of $679 million.

The company has elected to recognize any potential GILTI obligations as an expense in the period it is incurred.

As of January 31, 2023, Autodesk had $14 million of cumulative U.S. federal tax loss carryforwards and $355 million of cumulative U.S. state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. The pre-fiscal 2019 U.S. federal tax loss carryforward will expire beginning fiscal 2035 through fiscal 2039. U.S. federal losses generated beginning in fiscal 2019 do not expire and are carried forward indefinitely. The U.S. state tax loss carryforward will expire beginning fiscal 2025 through fiscal 2043.

In addition to U.S. federal and state tax loss carryforwards, the Netherlands, Norway, and other foreign jurisdictions incurred tax losses totaling $100 million, which may be available to reduce future income tax liabilities. Our Norway losses, of $51 million, have an indefinite expiration period. The pre-fiscal 2023 Netherlands losses of $43 million will expire beginning in fiscal 2026 through fiscal 2028. Netherlands losses generated beginning in fiscal 2023 do not expire and are carried forward indefinitely. All Netherlands losses have a full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized.

As of January 31, 2023, Autodesk had $115 million of cumulative California state research tax credit carryforwards, and $46 million of cumulative Canadian federal research, which may be available to reduce future income tax liabilities in the respective jurisdictions. The state research tax credit carryforwards may reduce future California income tax liabilities indefinitely, and the Canadian research tax credit carryforwards will expire beginning fiscal 2031 through fiscal 2043. Autodesk also has $1 million of cumulative U.S. federal foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. These foreign tax credits will expire beginning fiscal 2027 through fiscal 2032. As discussed above, the California cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses and credits will not be utilized.

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

As of January 31, 2023, the Company had $223 million of gross unrecognized tax benefits, of which $38 million would reduce our valuation allowance, if recognized. The remaining $185 million would impact the effective tax rate. The amount of unrecognized tax benefits will decrease in the next twelve months for statute lapse of approximately $4 million.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2023	2022	2021
Gross unrecognized tax benefits at the beginning of the fiscal year	$207	$198	$221
Increases for tax positions of prior years	8	9	13
Decreases for tax positions of prior years	(3)	(7)	(41)
Increases for tax positions related to the current year	17	7	6
Decreases relating to settlements with taxing authorities	(5)	—	—
Reductions as a result of lapse of the statute of limitations	(1)	—	(1)
Gross unrecognized tax benefits at the end of the fiscal year	$223	$207	$198

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $5 million, $7 million, and $5 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2023, 2022, and 2021, respectively. There was $(2) million, $2 million, and $2 million of net expense for interest and penalties related to tax matters recorded through the consolidated statements of operations for the years ended January 31, 2023, 2022, and 2021, respectively.

Autodesk’s U.S. and state income tax returns for fiscal 2002 through fiscal 2023 remain open to examination due to either net operating loss or credit carryforward. The Internal Revenue Service notified the Company of examination of the Company’s consolidated federal income tax returns for fiscal 2020 and 2021. This audit commenced in February 2022.

Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal 2005 to 2023.

6.     Acquisitions

Fiscal 2023 Acquisitions

The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to Autodesk’s Consolidated Financial Statements.

During the fiscal year ended January 31, 2023, Autodesk completed two business combinations. The acquisition-date fair value of the consideration transferred totaled $114 million, which consisted of $96 million of cash, 40 thousand shares of Autodesk’s restricted common stock at an aggregate fair value of $10 million, and Autodesk will issue a fixed amount of $5 million in common stock at future dates to certain employees. Of the total consideration transferred, $97 million is considered purchase consideration. Of the remaining amount, $10 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to stock-based compensation expense using the straight-line method over the vesting period, $5 million was accounted for as liability-classified awards and will be recognized as compensation expense using the straight-line method over the vesting period and $2 million was recorded as stock-based compensation expense on the date of acquisition. The 40 thousand shares of restricted common stock are subject to forfeiture until the second anniversary of the acquisition closing date. The shares are released on the first and second anniversaries, 40% and 60%, respectively, subject to continued employment. Issuance of the $5 million fixed value in common stock is dependent on the respective employees’ continued employment and vests 40% and 60% on the first and second anniversaries of the closing date, respectively. The number of shares will be determined based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. As of January 31, 2023, shares to be issued are estimated to be 23 thousand. See also Note 4, “Equity Compensation ”.

Purchase Price Allocation

The acquisitions during fiscal 2023 were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of each respective acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the acquisition. No goodwill is deductible for U.S. income tax purposes. The transaction costs related to the acquisitions were not material.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the fiscal year ended January 31, 2023:

Aggregated Total
Developed technologies	$8
Customer relationships	4
Goodwill	85
Deferred revenue and long-term deferred revenue	(2)
Long-term deferred income taxes	1
Net tangible assets	1
Total	$97

For the business combinations, the allocation of purchase price consideration to certain assets and liabilities as well as the final amount of purchase consideration are not yet finalized. For the items not yet finalized, Autodesk's estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for tax assets and liabilities and residual goodwill.

Fiscal 2022 Acquisitions

Upchain

On May 11, 2021, Autodesk acquired 100% of the outstanding stock of Upchain Inc. (“Upchain”), a cloud-based provider of product lifecycle management and product data management systems, for approximately $127 million in cash and Autodesk will issue a fixed amount of $13 million in common stock at future dates to certain employees in connection with the acquisition for a total consideration of $140 million. Of the total consideration transferred, $124 million is considered purchase consideration. Of the remaining amount, $13 million is accounted for as liability-classified awards and recognized as compensation expense using the straight-line method over the vesting period, and $3 million was recorded as stock-based compensation expense during the fiscal year ended January 31, 2022. Issuance of the $13 million fixed value in common stock is dependent on the respective employees’ continued employment and vests 40% and 60% on the first and second anniversaries of the closing date, respectively. The number of shares will be determined based on the VWAP of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. During the fiscal year ended January 31, 2023, Autodesk issued 24 thousand shares at an aggregate fair value of $5 million. As of January 31, 2023, shares to be issued are estimated to be 39 thousand. See also Note 4, “Equity Compensation ”.

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

The acquisition-date fair value of the consideration transferred totaled $1,038 million, which consisted of $1,035 million of cash and 9 thousand shares of Autodesk’s restricted common stock at an aggregate fair value of $3 million. Of the total consideration transferred, $1,035 million is considered purchase consideration. The remaining amount of $3 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets”. The 9 thousand shares of restricted common stock are subject to forfeiture until the second anniversary of the acquisition closing date. 50% are released from restriction on both the first and second anniversaries subject to continued employment. See also Note 4, “Equity Compensation ”.

Other Acquisitions

During the fiscal year ended January 31, 2022, Autodesk completed four additional business combinations. The acquisition-date fair value of the consideration transferred totaled $113 million, which consisted of $99 million of cash, a fixed amount of $11 million in common stock to be issued at future dates to certain employees in connection with the acquisition, and 13 thousand shares of Autodesk’s restricted common stock at an aggregate fair value of $3 million. Of the total consideration transferred, $99 million is considered purchase consideration. The remaining amounts of $3 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” and $11 million is accounted for as liability-classified awards and recognized as compensation expense using the straight-line method over the vesting period.

The results of operations for Upchain, Innovyze, and the other acquisitions were included in the accompanying Consolidated Statement of Operations from the dates of the respective acquisitions. Goodwill of $101 million, $273 million, and $72 million is deductible for U.S. income tax purposes for Upchain, Innovyze, and the other acquisitions, respectively.

Fiscal 2021 Acquisitions

Spacemaker AS

On November 23, 2020, Autodesk acquired Spacemaker AS (“Spacemaker”). Spacemaker is a leading provider of cloud-based artificial intelligence technology and generative design enabling architects, urban designers, and real estate developers to optimize and maximize the potential of a building site, especially during early-stage design.

The acquisition-date fair value of the consideration transferred totaled $252 million, which consisted of $214 million of cash and 147 thousand shares of Autodesk’s common stock at an aggregate fair value of $38 million. Of the total consideration transferred, $231 million is considered purchase consideration. Of the remaining amount, $19 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to stock-based compensation expense, and $2 million was recorded as stock-based compensation expense during the fiscal quarter ended January 31, 2021. The 147 thousand shares of common stock are to be held in escrow until the third anniversary of the acquisition closing date and a portion of those shares are subject to forfeiture by the employee if employment terminates during the three-year employment period. See Note 4, “Equity Compensation ,” for further discussion.

Other Acquisitions

During the fiscal year ended January 31, 2021, Autodesk also completed two other business combinations. The acquisition-date fair value of the cash consideration transferred totaled $45 million.

The results of operations for Spacemaker and the other acquisitions were included in the accompanying Consolidated Statement of Operations from the dates of the respective acquisitions. Goodwill of $195 million is deductible for U.S. income tax purposes.

7.     Deferred Compensation

At January 31, 2023, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $86 million. Of this amount, $7 million was classified as current and $79 million was classified as non-current in the Consolidated Balance Sheet. Of the $89 million related to investments and deferred compensation liability in a rabbi trust as of January 31, 2022, $7 million was classified as current and $82 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the deferred compensation liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $133 million and $139 million as of January 31, 2023 and January 31, 2022, respectively. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Consolidated Balance Sheet. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $138 million, $118 million, and $97 million during fiscal years ended January 31, 2023, 2022, and 2021, respectively. Autodesk did not recognize any contract cost impairment losses during the fiscal years ended January 31, 2023, 2022, or 2021.

8.     Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement, (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At January 31, 2023, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics:

(i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At January 31, 2023, Autodesk had no outstanding borrowings under the Credit Agreement.

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

In January 2020, Autodesk issued $500 million aggregate principal amount of 2.85% notes due January 15, 2030 (“2020 Notes”). Net of a discount of $1 million and issuance costs of $5 million, Autodesk received net proceeds of $494 million from issuance of the 2020 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2020 Notes using the effective interest method. The proceeds of the 2020 Notes were used for the repayment of $450 million 2015 Notes, as defined below, and the remainder is available for general corporate purposes.

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

In June 2015, Autodesk issued $300 million aggregate principal amount of 4.375% notes due June 15, 2025 (“ 2015 Notes”). Net of a discount of $1 million, and issuance costs of $3 million, Autodesk received net proceeds of $296 million from issuance of the 2015 Notes. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2015 Notes using the effective interest method. The proceeds of the 2015 Notes are available for general corporate purposes.

In December 2012, Autodesk issued $350 million aggregate principal amount of 3.6% notes due December 15, 2022 (“2012 Notes”). Autodesk received net proceeds of $347 million from issuance of the 2012 Notes, net of an aggregate total discount and issuance costs of $3 million. Both the discount and issuance costs were being amortized to interest expense over the respective terms of the 2012 Notes using the effective interest method. On December 15, 2022, Autodesk repaid the $350 million 2012 Notes. Autodesk paid a redemption price of $350 million, plus accrued and unpaid interest up to, but not including, the date of redemption.

The 2021 Notes, 2020 Notes, 2017 Notes, and the 2015 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All Notes contain restrictive covenants that limit Autodesk’s ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets, subject to important qualifications and exceptions.

Based on the quoted market prices, the approximate fair value of the notes as of January 31, 2023, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$298
2017 Notes	500	484
2020 Notes	500	443
2021 Notes	1,000	836

The expected future principal payments for all borrowings as of January 31, 2023, were as follows:

Fiscal year ending
2024	$—
2025	—
2026	300
2027	—
2028	500
Thereafter	1,500
Total principal outstanding	$2,300

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

During the fiscal years ended January 31, 2023 and 2022, Autodesk recorded total operating lease right-of-use assets impairment charges of $29 million and $75 million, respectively. Autodesk did not recognize any charges during the fiscal year ended January 31, 2021. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies.” The operating lease right-of-use assets and other lease-related assets charges are included in “general and administrative” in the Company’s Consolidated Statements of Operations.

The components of lease cost were as follows:

	Fiscal Year Ended January 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$8	$3	$36	$27	$11	$85
Variable lease cost	1	—	6	5	2	14

	Fiscal Year Ended January 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$8	$2	$43	$30	$15	$98
Variable lease cost	1	—	5	4	2	12

	Fiscal Year Ended January 31, 2021
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$7	$2	$45	$29	$18	$101
Variable lease cost	1	—	5	4	2	12

Supplemental operating cash flow information related to leases was as follows:

	Fiscal Year Ended January 31, 2023	Fiscal Year Ended January 31, 2022	Fiscal Year Ended January 31, 2021
Cash paid for operating leases included in operating cash flows (1)	$115	$107	$96
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	48	53	67
  _______________
(1) Includes $14 million, $12 million, and $12 million in variable lease payments not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Consolidated Balance Sheet for fiscal years ended January 31, 2023, 2022, and 2021, respectively.

The weighted average remaining lease term for operating leases is 6.5 years and 6.9 years at January 31, 2023 and 2022, respectively. The weighted average discount rate was 2.60% and 2.46% at January 31, 2023 and 2022, respectively,

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2024	$94
2025	78
2026	64
2027	43
2028	34
Thereafter	104
417
Less imputed interest	32
Present value of operating lease liabilities	$385

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 9.1 years. Sublease income was $5 million during the fiscal year ended January 31, 2023. There was no sublease income recognized during fiscal years ended January 31, 2022 and 2021, respectively. Sublease income is recorded as a reduction of lease expense in the Company’s Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $86 million. Autodesk expects to receive sublease income payments of approximately $47 million for fiscal 2024 through fiscal 2028 and $39 million thereafter.

As of January 31, 2023, Autodesk had no additional operating lease minimum lease payments for executed leases that have not yet commenced.

10. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Consolidated Balance Sheets were as follows as of January 31, 2023, and January 31, 2022:

	Balance Sheet Location	Fair Value at
		January 31, 2023	January 31, 2022
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$9	$12
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	5	6
Total derivative assets		$14	$18
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$20	$7
Derivatives not designated as hedging instruments	Other accrued liabilities	11	4
Total derivative liabilities		$31	$11

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2023, 2022, and 2021, (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2023	2022	2021
Amount of gain (loss) recognized in accumulated other comprehensive loss, net of tax, (effective portion)	$40	$31	$(28)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$60	$(12)	$—
Cost of revenue	(3)	—	—
Operating expenses	(21)	(5)	4
Total	$36	$(17)	$4

The amount and location of gain (loss) recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2023, 2022, and 2021, (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2023	2022	2021
Interest and other expense, net	$7	$11	$(1)

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $934 million at January 31, 2023, and $1.08 billion at January 31, 2022. Outstanding contracts are recognized as either assets or liabilities on the Company’s Consolidated Balance Sheets at fair value. The majority of the net gain of $64 million remaining in “Accumulated other comprehensive loss” as of January 31, 2023, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company’s Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the fiscal years ended January 31, 2023 and 2022:

	Fiscal Year Ended January 31, 2023
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the Consolidated Statements of Operations	$4,651	$65	$343	$1,745	$1,219	$532

(Loss) gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$60	$—	$(3)	$(10)	$(5)	$(6)

	Fiscal Year Ended January 31, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue (1)	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the Consolidated Statements of Operations	$4,060	$76	$299	$1,623	$1,115	$572

(Loss) gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$(11)	$(1)	$—	$(3)	$(1)	$(1)
____________________
(1) In the current fiscal year, the Company changed its presentation of certain subscription plan offerings in our Consolidated Statement of Operations. Accordingly, prior period amounts have been reclassified to conform to the current period presentation in all material respects. See Note 1, “Business and Summary of Significant Accounting Policies,” for further detail.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $951 million at January 31, 2023, and $542 million at January 31, 2022.

11.     Commitments and Contingencies

Purchase Commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2023, were approximately $287 million for periods through fiscal 2033. These purchase commitments primarily result from contracts entered into for the acquisition of cloud services, commitments related to our investment agreements with limited liability partnership funds, and marketing.

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a fixed rate over a specified period, dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of subscription and maintenance revenue and cost of other revenue on Autodesk’s Consolidated Statements of Operations, was $18 million in fiscal 2023, $16 million in fiscal 2022, and $15 million in fiscal 2021.

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

12.     Stock Repurchase Program

Autodesk has stock repurchase programs that are used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired approximately 5 million shares in fiscal 2023 at an average repurchase price of $198.51 per share, 4 million shares in fiscal 2022 at an average repurchase price of $275.50 per share, and 2 million shares in fiscal 2021 at an average repurchase price of $207.61 per share.

In November 2022, the Board of Directors authorized the repurchase of $5 billion of the Company's common stock, in addition to the shares remaining under previously announced share repurchase programs.

At January 31, 2023, 3 million shares and $5 billion remained available for repurchase under the September 2016 and November 2022 repurchase programs approved by the Board of Directors, respectively. The share repurchase programs do not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, cash requirements to retire outstanding debt, economic and market conditions, stock price, and legal and regulatory requirements.

13.    Interest and Other Expense, net

Interest and other expense, net, consists of the following:

	Fiscal Year Ended January 31,
	2023	2022	2021
Interest and investment expense, net	$(71)	$(65)	$(51)
Gain on foreign currency	15	1	3
Gain (loss) on strategic investments	1	3	(41)
Other income	12	8	7
Interest and other expense, net	$(43)	$(53)	$(82)

14.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2021	$(24)	$6	$(21)	$(87)	$(126)
Other comprehensive income (loss) before reclassifications	39	12	1	(63)	(11)
Pre-tax loss reclassified from accumulated other comprehensive income	17	—	5	—	22
Tax effects	(8)	—	(1)	—	(9)
Net current period other comprehensive income (loss)	48	12	5	(63)	2
Balances, January 31, 2022	24	18	(16)	(150)	(124)
Other comprehensive income (loss) before reclassifications	83	—	(1)	(98)	(16)
Pre-tax gain reclassified from accumulated other comprehensive income	(36)	—	(3)	—	(39)
Tax effects	(7)	—	1	—	(6)
Net current period other comprehensive income (loss)	40	—	(3)	(98)	(61)
Balances, January 31, 2023	$64	$18	$(19)	$(248)	$(185)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other expense, net.” Refer to Note 10, “Derivative Instruments” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other expense, net.”

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

	Fiscal Year Ended January 31,
	2023	2022	2021
Numerator:
Net income	$823	$497	$1,208
Denominator:
Weighted average shares for basic net income per share	216	220	219
Effect of dilutive securities	2	2	3
Weighted average shares for dilutive net income per share	218	222	222
Basic net income per share	$3.81	$2.26	$5.52
Diluted net income per share	$3.78	$2.24	$5.44

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. The effect of 962 thousand, 153 thousand, and 90 thousand anti-dilutive shares were excluded from the computation of diluted net income per share for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.

16.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 75% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $26 million in fiscal 2023, $24 million in fiscal 2022, and $22 million in fiscal 2021. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

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

The projected benefit obligation was $76 million and $107 million as of January 31, 2023, and January 31, 2022, respectively. The accumulated benefit obligation was $69 million and $100 million as of January 31, 2023, and January 31, 2022, respectively. The related fair value of plan assets was $76 million and $112 million as of January 31, 2023, and January 31, 2022, respectively. Our defined pension plan assets are measured at fair value and consist primarily of insurance contracts categorized as level 2 in the fair value hierarchy and an investment fund valued using net asset value. The insurance contracts represent the immediate cash surrender value of assets managed by qualified insurance companies. The assets held in the investment fund are invested in a diversified growth fund actively managed by a third party.

Autodesk recognized an aggregate pension liability for the funded status of $5 million and $9 million in “Long-term other liabilities” on the Consolidated Balance Sheet as of January 31, 2023, and January 31, 2022, respectively. Our total net periodic pension plan cost was $3 million, $3 million and $3 million for fiscal years 2023, 2022, and 2021, respectively.

Our expected funding for the plans during fiscal 2024 is approximately $5 million.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2024	$3
2025	3
2026	3
2027	3
2028	3
2029-2033	17
Total	$32

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $39 million in fiscal 2023, $38 million in fiscal 2022, and $32 million in fiscal 2021.

Cash Balance Plans

Autodesk provides a cash balance plan that insures the risks of disability, death, and longevity, in which the vested pension capital is reinvested and provides a 100% capital and interest guarantee. The weighted-average guaranteed interest crediting rate for cash balance plans was 1%, 1%, and 1% for mandatory retirement savings and 0.3%, 0.3%, and 0.1% for supplementary retirement savings for fiscal 2023, 2022, and 2021, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. (the Company) as of January 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2023 expressed an unqualified opinion thereon.
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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, revenue is recognized when the Company's offerings are delivered to its customers, in an amount that reflects the consideration expected in exchange for the products and services.

The Company enters into contracts with its customers that may include promises to transfer term-based product subscriptions, cloud service offerings, and support services. Auditing the Company’s revenue recognition was challenging and complex due to the effort required to analyze the accounting treatment for the Company’s various product and service offerings in accordance with ASC 606, Revenue from Contracts with Customers. This involved assessing the impact of terms and conditions in contracts with customers to determine whether products and services are considered distinct performance obligations and the related timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's identification and evaluation of distinct performance obligations and the determination of the timing of revenue recognition.

Among other procedures, to evaluate management’s identification and evaluation of the distinct performance obligations and timing of revenue recognition, we read executed contracts for a sample of sales transactions to understand the contract, identify the promised products and services in the contract, and identify the distinct performance obligations and related timing of revenue recognition.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1983.

San Francisco, California
March 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Autodesk, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autodesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of January 31, 2023, and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 14, 2023, expressed an unqualified opinion thereon.

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
March 14, 2023

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission (“SEC”), and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2023.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Our management has concluded that, as of January 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in Part II, Item 8 herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal One: Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Governance and our Board of Directors,” and “Corporate Governance Guidelines” in our Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of March 14, 2023, regarding our executive officers.

Name	Age	Position
Andrew Anagnost	58	President and Chief Executive Officer
Deborah L. Clifford	48	EVP and Chief Financial Officer
Steve M. Blum	58	Chief Operating Officer
Ruth Ann Keene	54	EVP, Chief Legal Officer & Secretary
Rebecca Pearce	45	EVP, Chief People Officer

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

Deborah L. Clifford joined Autodesk in March 2021 and serves as Executive Vice President and Chief Financial Officer. Ms. Clifford previously served as Chief Financial Officer of SVMK Inc. (“SurveyMonkey”), an online survey software company, since July 2019. Prior to joining SurveyMonkey, Ms. Clifford served as Vice President of Financial Planning and Analysis at Autodesk from January 2018 to July 2019, and had served in various finance positions at Autodesk since September 2005, including as Vice President, Division Finance from July 2014 to December 2017.

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

Ruth Ann Keene joined Autodesk in January 2022 and has served as Executive Vice President, Corporate Affairs, Chief Legal Officer & Secretary since June 2022. Ms. Keene previously served as Senior Vice President, Chief Legal Officer, General Counsel & Corporate Secretary of Unity Technologies (“Unity”) from September 2016 to January 2022. Prior to joining Unity, Ms. Keene served as Vice President, Assistant General Counsel and Assistant Secretary of Autodesk from 2012 to 2016, and had served in various legal positions at Autodesk since August 2005. Before joining Autodesk, Ms. Keene was a technology transactions attorney at Morrison & Foerster, LLP.

Rebecca Pearce joined Autodesk in October 2015 and has served as Executive Vice President, Chief People Officer since January 2022. Ms. Pearce previously served as Vice President, People & Places from June 2020 to December 2021 and as Senior HR Director - Digital Platforms and Corporate Functions from September 2018 through May 2020. Ms. Pearce served as HR Director Global Territory Sales from February 2018 to September 2018 and as Asia Pacific and Japan HR Director from October 2015 through January 2018. Prior to joining Autodesk, Ms. Pearce was the HR Director Global Operations, R&D and Engineering for Dyson Limited from December 2011 to September 2015. Ms. Pearce also previously held leadership positions at Microsoft Corporation, including most recently as the Asia Pacific HR Leader for Microsoft Consumer and Online.

There is no family relationship among any of our directors or executive officers.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled “Governance and our Board of Directors” and “Executive Compensation” in our Proxy Statement.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Governance and our Board of Directors —Independence of the Board” in our Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the sections entitled “Proposal Two—Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this Report:

1.Financial Statements: The information concerning Autodesk’s financial statements, and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42), San Francisco, California, required by this Item is incorporated by reference herein to the section of this Report in Part II, Item 8, entitled “Financial Statements and Supplementary Data.”

2.Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2023, 2022, and 2021, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

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

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)FINANCIAL STATEMENT SCHEDULE

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Deductions	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2023
Partner program reserves (1)	$64	928	902	$90
Fiscal Year Ended January 31, 2022
Partner program reserves (1)	$64	623	623	$64
Fiscal Year Ended January 31, 2021
Partner Program reserves (1)	$60	492	488	$64
 ____________________
(1)The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

ITEM 16FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant		10-K	000-14338	3.1	3/20/2006
3.2	Amended and Restated Bylaws of Registrant		8-K	000-14338	3.1	12/15/2022
4.1	Indenture dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	12/13/2012
4.2	First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.2	12/13/2012
4.3	Third Supplemental Indenture (including Form of Notes) dated June 8, 2017, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	6/8/2017
4.4	Fourth Supplemental Indenture (including Form of Notes) dated January 14, 2020, by and between the Registrant and U.S. National Bank Association		8-K	000-14338	4.1	1/14/2020
4.5	Fifth Supplemental Indenture, dated October 7, 2021, by and between Registrant and U.S. Bank National Association, including Form of Note for Autodesk, Inc.’s 2.400% Notes due 2031		8-K	000-14338	4.1	10/7/2021
4.6	Description of Registrant's Capital Stock		10-K	000-14338	4.6	3/19/2020
10.1*	Description of Registrant's Performance Stock Unit Program		8-K	000-14338		3/26/2018
10.2*	Registrant's 2012 Employee Stock Plan, as amended and restated effective as of June 12, 2018		10-Q	000-14338	10.2	8/30/2018
10.3*	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.2	8/30/2016
10.4*	Registrant's 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.3	8/30/2016
10.5*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement		8-K	000-14338	10.2	3/13/2012
10.6*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees)		8-K	000-14338	10.4	3/13/2012
10.7*	PlanGrid, Inc. 2012 Equity Incentive Plan		S-8	333-228934	99.1	12/21/2018
10.8*	Amended and Restated BuildingConnected, Inc. 2013 Stock Plan		S-8	333-229346	99.1	1/24/2019
10.9*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated		10-K	000-14338	10.18	3/21/2017
10.10*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		8-K	000-14338	10.5	3/13/2012
10.11*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		10-Q	000-14338	10.1	6/4/2019
10.12*	Registrant’s Executive Incentive Plan, as amended and restated		10-K	000-14338	10.23	3/23/2016
10.13*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010		10-Q	000-14338	10.1	12/8/2009
10.14*	Executive Change in Control Program, as amended and restated		8-K	000-14338	10.1	4/27/2022
10.15*	Form of Indemnification Agreement executed by the Registrant and each of its officers and directors		10-K	000-14338	10.8	3/31/2005
10.16	Form of Qualified Retirement Agreement under the Registrant Amended and Restated Severance Plan and Summary Plan Description dated March 25, 2021		10-Q	000-14338	10.1	9/1/2021
10.17.1*	Employment Agreement, dated as of June 19, 2017, by and between the Registrant and Andrew Anagnost		8-K	000-14338	10.1	6/19/2017
10.17.2	First Amendment to Andrew Anagnost Employment Agreement, dated as of April 27, 2022, by and between the Registrant and Andrew Anagnost		8-K	000-14338	10.2	4/27/2022
10.18*	Deborah Clifford Offer Letter dated February 12, 2021		10-Q	000-14338	10.1	6/3/2021
10.19*	Registrant Amended and Restated Severance Plan and Summary Plan Description dated March 25, 2021		10-Q	000-14338	10.2	6/3/2021
10.20*	Registrant's 2012 Employee Stock Plan Form of Retirement Restricted Stock Unit Agreement, as amended and restated		10-K	000-14338	10.21	3/19/2021
10.21	Amendment No. 1 to Amended and Restated Credit Agreement dated November 21, 2022		10-Q	000-14338	10.1	12/16/22
10.22	Autodesk, Inc. 2022 Equity Incentive Plan		8-K	000-14338	10.1	06/21/2022

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.23	Autodesk, Inc. 2022 Equity Incentive Plan Form of Global RSU Agreement		8-K	000-14338	10.2	06/21/2022
10.24	Autodesk, Inc. 2022 Director Compensation Policy		8-K	000-14338	99.1	08/23/2022
10.25	Autodesk, Inc. 2022 Equity Incentive Plan Form of Director RSU Agreement		8-K	000-14338	99.2	08/23/2022
10.26	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of December 14, 2022, its Forms of Subscription Agreement and International Sub-Plan	X
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS ††	XBRL Instance Document
101.SCH ††	XBRL Taxonomy Extension Schema
101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF ††	XBRL Taxonomy Extension Definition Linkbase
101.LAB ††	XBRL Taxonomy Extension Label Linkbase
101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
President and Chief Executive Officer
Dated:	March 14, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 14, 2023.

Signature	Title
/s/ ANDREW ANAGNOST	President and Chief Executive Officer, Director (Principal Executive Officer)
Andrew Anagnost

/s/ DEBORAH L. CLIFFORD	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Deborah L. Clifford

/s/ STEPHEN W. HOPE	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Stephen W. Hope

/s/ STACY J. SMITH	Director (Non-executive Chairman of the Board)
Stacy J. Smith

/s/ KAREN BLASING	Director
Karen Blasing

/s/ REID FRENCH	Director
Reid French

/s/ AYANNA HOWARD	Director
Ayanna Howard

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ BLAKE J. IRVING	Director
Blake J. Irving

/s/ STEPHEN D. MILLIGAN	Director
Stephen D. Milligan

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

/s/ RAMI RAHIM	Director
Rami Rahim