Form 10-Q
period 2023-04-30
Autodesk, Inc.
filed 2023-06-01
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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

As of May 24, 2023, registrant had outstanding 213,726,419 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2023	2022
Net revenue:
Subscription	$1,193	$1,089
Maintenance	14	18
Total subscription and maintenance revenue	1,207	1,107
Other	62	63
Total net revenue	1,269	1,170
Cost of revenue:
Cost of subscription and maintenance revenue	96	84
Cost of other revenue	20	19
Amortization of developed technologies	11	14
Total cost of revenue	127	117
Gross profit	1,142	1,053
Operating expenses:
Marketing and sales	456	419
Research and development	327	289
General and administrative	132	120
Amortization of purchased intangibles	10	11
Total operating expenses	925	839
Income from operations	217	214
Interest and other income (expense), net	4	(19)
Income before income taxes	221	195
Provision for income taxes	(60)	(49)
Net income	$161	$146
Basic net income per share	$0.75	$0.67
Diluted net income per share	$0.75	$0.67
Weighted average shares used in computing basic net income per share	215	217
Weighted average shares used in computing diluted net income per share	216	219

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2023	2022
Net income	$161	$146
Other comprehensive loss, net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $2 and $(8), respectively)	(13)	55
Change in net unrealized gain (loss) on available-for-sale debt securities (net of tax effect of zero for all periods presented)	2	(1)
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	—	(3)
Net change in cumulative foreign currency translation loss (net of tax effect of $5 and zero respectively)	(4)	(75)
Total other comprehensive loss	(15)	(24)
Total comprehensive income	$146	$122

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,909	$1,947
Marketable securities	222	125
Accounts receivable, net	331	961
Prepaid expenses and other current assets	371	308
Total current assets	2,833	3,341
Long-term marketable securities	185	102
Computer equipment, software, furniture and leasehold improvements, net	140	144
Operating lease right-of-use assets	267	245
Intangible assets, net	426	407
Goodwill	3,624	3,625
Deferred income taxes, net	1,042	1,014
Long-term other assets	552	560
Total assets	$9,069	$9,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127	$102
Accrued compensation	284	358
Accrued income taxes	104	33
Deferred revenue	3,189	3,203
Operating lease liabilities	74	85
Other accrued liabilities	148	219
Total current liabilities	3,926	4,000
Long-term deferred revenue	1,294	1,377
Long-term operating lease liabilities	328	300
Long-term income taxes payable	168	164
Long-term deferred income taxes	33	32
Long-term notes payable, net	2,282	2,281
Long-term other liabilities	141	139
Stockholders’ equity:
Common stock and additional paid-in capital	3,368	3,325
Accumulated other comprehensive loss	(200)	(185)
Accumulated deficit	(2,271)	(1,995)
Total stockholders’ equity	897	1,145
Total liabilities and stockholders’ equity	$9,069	$9,438

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2023	2022
Operating activities:
Net income	$161	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	33	38
Stock-based compensation expense	165	152
Deferred income taxes	(30)	(22)
Lease-related asset impairments	—	2
Other	(11)	27
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	630	332
Prepaid expenses and other assets	(32)	(23)
Accounts payable and other liabilities	(168)	(218)
Deferred revenue	(98)	(38)
Accrued income taxes	73	38
Net cash provided by operating activities	723	434
Investing activities:
Purchases of marketable securities	(342)	(29)
Sales and maturities of marketable securities	163	202
Capital expenditures	(9)	(12)
Purchases of intangible assets	(6)	(4)
Business combinations, net of cash acquired	(26)	(96)
Other investing activities	(10)	(30)
Net cash (used in) provided by investing activities	(230)	31
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	71	67
Taxes paid related to net share settlement of equity awards	(82)	(70)
Repurchases of common stock	(512)	(457)
Net cash used in financing activities	(523)	(460)
Effect of exchange rate changes on cash and cash equivalents	(8)	(15)
Net decrease in cash and cash equivalents	(38)	(10)
Cash and cash equivalents at beginning of period	1,947	1,528
Cash and cash equivalents at end of period	$1,909	$1,518

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$1	$—
Fair value of common stock issued related to business combinations	$—	$10

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2023, and for the three months ended April 30, 2023 and 2022, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2023, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2024, or for any other period. Further, the balance sheet as of January 31, 2023, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2023. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed on March 14, 2023.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2023, that are applicable to the Company.

Accounting Standards Adopted

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. ASU 2022-03 prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. ASU 2022-03 is effective for Autodesk's fiscal year beginning February 1, 2024, and interim periods within that fiscal year, with early adoption permitted. Autodesk adopted ASU 2022-03 as of February 1, 2023. The adoption of ASU 2022-03 did not have a material impact on Autodesk’s consolidated financial statements.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended April 30,
	2023	2022
Net revenue by product family:
Architecture, Engineering and Construction (1)	$582	$537
AutoCAD and AutoCAD LT (1)	349	327
Manufacturing	246	225
Media and Entertainment	71	68
Other	21	13
Total net revenue	$1,269	$1,170

Net revenue by geographic area:
Americas
U.S.	$456	$398
Other Americas	97	86
Total Americas	553	484
Europe, Middle East and Africa	474	449
Asia Pacific	242	237
Total net revenue	$1,269	$1,170

Net revenue by sales channel:
Indirect	$820	$769
Direct	449	401
Total net revenue	$1,269	$1,170

Net revenue by product type:
Design	$1,086	$1,004
Make	121	103
Other	62	63
Total net revenue	$1,269	$1,170
____________________
(1) During fiscal 2023, we corrected an immaterial classification error and reclassified certain revenue amounts between Architecture, Engineering and Construction and AutoCAD and AutoCAD LT. The results for the fiscal quarter ended April 30, 2022, have been adjusted to conform to the current period presentation. These reclassifications did not impact total net revenue.

Payments for product subscriptions, industry collections, cloud subscriptions, and maintenance subscriptions are typically due up front with payment terms of 30 to 45 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Effective in fiscal 2024, payments on multi-year subscriptions are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of April 30, 2023, Autodesk had remaining performance obligations of $5.39 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.51 billion or 65% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.88 billion or 35% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of April 30, 2023. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended April 30, 2023 and 2022, that was included in the deferred revenue balances at January 31, 2023 and 2022, was $1.06 billion and $987 million, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

4. Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings, and limits the amounts invested with any one institution, type of security, and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, is one of the lead lenders and an agent in the syndicate of Autodesk’s $1.5 billion revolving credit facility. See Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Total sales to the Company's largest distributor Tech Data Corporation and its global affiliates (“Tech Data”) accounted for 40% of Autodesk’s total net revenue during the three months ended April 30, 2023. Total sales to Tech Data accounted for 36% of Autodesk’s total net revenue for the three months ended April 30, 2022. The majority of the net revenue from sales to Tech Data is for sales outside of the United States. In addition, Tech Data accounted for 25% and 27% of trade accounts receivable at April 30, 2023 and January 31, 2023, respectively. Ingram Micro Inc. (“Ingram Micro”), our second largest distributor, accounted for 8% and 9% of Autodesk's total net revenue during the three months ended April 30, 2023 and 2022, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of April 30, 2023, and January 31, 2023:

	April 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$576	$—	$—	$576
Commercial paper	203	—	—	203
Certificates of deposit	137	—	—	137
Other (2)	20	—	—	20
Marketable securities:
Short-term
Commercial paper	120	—	—	120
Corporate debt securities	40	—	—	40
U.S. government securities	33	—	—	33
Asset-backed securities	21	—	—	21
Other (3)	8	—	—	8
Long-term
Corporate debt securities	74	1	(1)	74
U.S. government securities	55	—	—	55
Asset-backed securities	22	—	—	22
Agency mortgage backed securities	19	—	—	19
Other (4)	15	—	—	15
Mutual funds (5) (6)	84	7	(1)	90
Convertible debt securities (6)	3	1	(2)	2
Total	$1,430	$9	$(4)	$1,435
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Agency discount notes, sovereign bonds, mortgage-backed securities, municipal bonds, and asset-backed securities.
(3)Consists of mortgage-backed securities, agency discount notes, and agency mortgage-backed securities.
(4)Consists of agency bonds, agency collateralized mortgage obligations, mortgage-backed securities, and collateralized mortgage obligations.
(5)See Note 11, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$737	$—	$—	$737
Commercial paper	169	—	—	169
Certificates of deposit	35	—	—	35
U.S government securities	13	—	—	13
Other (2)	12	—	—	12
Marketable securities:
Short-term
Corporate debt securities	44	—	—	44
Commercial paper	42	—	—	42
Asset-backed securities	19	—	—	19
U.S. government securities	17	—	—	17
Other (3)	3	—	—	3
Long-term
Corporate debt securities	45	—	—	45
U.S. government securities	35	—	—	35
Asset backed securities	13	—	—	13
Other (4)	9	—	—	9
Mutual funds (5) (6)	81	6	(1)	86
Convertible debt securities (6)	3	1	(2)	2
Strategic investments derivative asset (6)	2	—	(2)	—
Total	$1,279	$7	$(5)	$1,281
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
(5)See Note 11, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of April 30, 2023:

Fair Value
Due within 1 year	$191
Due in 1 year through 5 years	197
Due in 5 years through 10 years	8
Due after 10 years	11
Total	$407

As of both April 30, 2023, and January 31, 2023, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three months ended April 30, 2023.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both April 30, 2023, and January 31, 2023. There were no write offs of accrued interest receivables for both the three months ended April 30, 2023 and 2022.

There were no material realized gain or loss for the sales or redemptions of marketable debt securities during both the three months ended April 30, 2023 and 2022. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended April 30,
	2023	2022
Marketable debt securities	$163	$202

Strategic investments in equity securities

As of April 30, 2023, and January 31, 2023, Autodesk had $182 million and $177 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Three Months Ended April 30,		Cumulative Amount as of
	2023	2022	April 30, 2023
Upward adjustments	$—	$—	$29
Negative adjustments, including impairments	—	(2)	(86)
Net unrealized adjustments	$—	$(2)	$(57)

Autodesk recognized no realized gains for both the three months ended April 30, 2023 and 2022 on the disposition of strategic investment equity securities.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of April 30, 2023, and January 31, 2023:

	April 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$576	$—	$—	$576
Commercial paper	—	203	—	203
Certificates of deposit	—	137	—	137
Other (2)	—	20	—	20
Marketable securities:
Short-term
Commercial paper	—	120	—	120
Corporate debt securities	—	40	—	40
U.S. government securities	—	33	—	33
Asset-backed securities	—	21	—	21
Other (3)	—	8	—	8
Long-term
Corporate debt securities	—	74	—	74
U.S. government securities	—	55	—	55
Asset-backed securities	—	22	—	22
Agency mortgage backed securities	—	19	—	19
Other (4)	—	15	—	15
Long-term other assets:
Mutual funds (5)(6)	90	—	—	90
Convertible debt securities (6)	—	—	2	2
Derivative assets:
Derivative contract assets (6)	—	14	—	14
Strategic investments derivative assets (6)	—	—	1	1
Derivative liabilities:
Derivative contract liabilities (7)	—	(17)	—	(17)
Total	$666	$764	$3	$1,433
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Agency discount notes, sovereign bonds, mortgage-backed securities, municipal bonds, and asset-backed securities.
(3)Consists of mortgage-backed securities, agency discount notes, and agency mortgage-backed securities.
(4)Consists of agency bonds, agency collateralized mortgage obligations, mortgage-backed securities, and collateralized mortgage obligations.
(5)See Note 11, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$737	$—	$—	$737
Commercial paper	—	169	—	169
Certificates of deposit	—	35	—	35
U.S government securities	—	13	—	13
Other (2)	4	8	—	12
Marketable securities:
Short-term
Corporate debt securities	—	44	—	44
Commercial paper	—	42	—	42
Asset backed securities	—	19	—	19
U.S. government securities	—	17	—	17
Other (3)	—	3	—	3
Long-term
Corporate debt securities	—	45	—	45
U.S. government securities	—	35	—	35
Asset backed securities	—	13	—	13
Other (4)	—	9	—	9
Long-term other assets:
Mutual funds (5) (6)	86	—	—	86
Convertible debt securities (6)	—	—	2	2
Derivative assets:
Derivative contract assets (6)	—	14	—	14
Derivative liabilities:
Derivative contract liabilities (7)	—	(31)	—	(31)
Total	$827	$435	$2	$1,264
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
(5)See Note 11, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

A reconciliation of the change in Autodesk’s Level 3 items for the three months ended April 30, 2023, is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Contract	Convertible Debt Securities	Total
Balances, January 31, 2023	$—	$2	$2
Gain included in earnings	1	—	1
Balances, April 30, 2023	$1	$2	$3

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the three months ended April 30, 2023, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2023	4,848	$216.20
Granted	3,117	198.59
Vested	(1,365)	209.37
Canceled/Forfeited	(84)	222.30
Performance Adjustment (1)	(10)	190.82
Unvested restricted stock units at April 30, 2023	6,506	$209.21
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2023 performance period. The performance stock units were attained at rates ranging from 86% to 110% of the target award.

The fair value of the shares vested during the three months ended April 30, 2023 and 2022 was $274 million and $214 million, respectively.

During the three months ended April 30, 2023, Autodesk granted 2,806 thousand restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $130 million and $117 million during the three months ended April 30, 2023 and 2022, respectively.

During the three months ended April 30, 2023, Autodesk settled liability-classified awards in the amount of $1 million. There were no settlement of liability-classified awards during the three months ended April 30, 2022. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the three months ended April 30, 2023, Autodesk granted 311 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are primarily based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2024 as well as 1-year Relative TSR (covering year one).

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

The performance criteria for the performance stock units vested during the three months ended April 30, 2023, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $11 million and $15 million for the three months ended April 30, 2023 and 2022, respectively.

Common Stock

Autodesk agreed to issue a fixed amount of $13 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. As of April 30, 2023, the remaining shares to be issued are estimated to be 39 thousand. The awards are accrued as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk agreed to issue a fixed amount of $11 million in common stock at a future date to certain employees in connection with other fiscal 2022 acquisitions. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. As of April 30, 2023, remaining shares to be issued are estimated to be 34 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk issued 40 thousand shares of restricted common stock to certain employees in connection with a fiscal 2023 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. Additionally, Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2023 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. During the three months ended April 30, 2023, Autodesk issued 9 thousand shares at an aggregate fair value of $2 million. Remaining shares to be issued are estimated to be 14 thousand as of April 30, 2023. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk recorded stock-based compensation expense related to common stock shares of $6 million and $10 million for the three months ended April 30, 2023 and 2022, respectively.

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

A summary of the ESPP activity for the three months ended April 30, 2023 and 2022, is as follows:

	Three Months Ended April 30,
	2023	2022
Issued shares (in thousands)	434	377
Average price of issued shares	$163.59	$173.83
Weighted average grant date fair value of shares granted under the ESPP (1)	$71.34	$69.19
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2023 and 2022, as follows:

	Three Months Ended April 30,
	2023	2022
Cost of subscription and maintenance revenue	$9	$8
Cost of other revenue	3	3
Marketing and sales	62	62
Research and development	69	59
General and administrative	22	23
Stock-based compensation expense related to stock awards and ESPP purchases	165	155
Tax expense	1	6
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$166	$161

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

	Three Months Ended April 30, 2023		Three Months Ended April 30, 2022
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatility	40.9 - 42.5%	40.0 - 42.4%	39.4 - 40.7%	38.3 - 42.7%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	4.3 - 4.7%	4.3 -5.0%	1.2 - 1.6%	0.9 - 1.9%

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

7. Income Tax

 Autodesk had income tax expense of $60 million, relative to pre-tax income of $221 million for the three months ended April 30, 2023, and income tax expense of $49 million, relative to pre-tax income of $195 million for the three months ended April 30, 2022. Income tax expense for the three months ended April 30, 2023, reflects a reduced U.S. foreign derived intangible income benefit, increased tax expense from foreign currency adjustments from foreign branches, and a reduced tax expense relating to stock-based compensation.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on all or part of our Netherlands, Australia, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

As of April 30, 2023, the Company had $227 million of gross unrecognized tax benefits, of which $189 million would impact the effective tax rate, if recognized. The remaining $38 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will decrease in the next twelve months for statute lapse of approximately $4 million.

Signed into law on August 16, 2022, the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate minimum income tax. Autodesk continues to monitor the impact of the Inflation Reduction Act on its consolidated financial statements.

8. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of April 30, 2023, and January 31, 2023:

	April 30, 2023
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$667	$(411)	$256
Developed technologies	889	(727)	162
Trade names and patents	116	(108)	8
Total intangible assets	$1,672	$(1,246)	$426
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2023
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$659	$(402)	$257
Developed technologies	858	(718)	140
Trade names and patents	116	(106)	10
Total intangible assets	$1,633	$(1,226)	$407
 _______________
(1)Includes the effects of foreign currency translation.

9. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $203 million and $190 million at April 30, 2023, and January 31, 2023, respectively. Accumulated amortization was $50 million and $41 million at April 30, 2023, and January 31, 2023, respectively. Amortization expense for the three months ended April 30, 2023 and 2022 was $9 million and $4 million, respectively.

10. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 30, 2023, (in millions):

Balance as of January 31, 2023	$3,774
Less: accumulated impairment losses as of January 31, 2023	(149)
Net balance as of January 31, 2023	3,625
Additions arising from acquisitions during the period	3
Effect of foreign currency translation	(4)
Balance as of April 30, 2023	$3,624

11. Deferred Compensation

At April 30, 2023, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $90 million. Of this amount, $7 million was classified as current and $83 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $86 million related to the investments in a rabbi trust as of January 31, 2023, $7 million was classified as current and $79 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our reseller partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $128 million as of April 30, 2023, and $133 million as of January 31, 2023. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $30 million and $34 million during the three months ended April 30, 2023 and 2022, respectively. Autodesk did not recognize any contract cost impairment losses during the three months ended April 30, 2023 and 2022.

12. Computer Equipment, Software, Leasehold Improvements, and Furniture, Net

Computer equipment, software, leasehold improvements, and furniture and equipment and the related accumulated depreciation were as follows:

	April 30, 2023	January 31, 2023
Computer hardware, at cost	$127	$126
Computer software, at cost	50	49
Leasehold improvements, land and buildings, at cost	365	363
Furniture and equipment, at cost	96	94
	638	632
Less: Accumulated depreciation	(498)	(488)
Computer hardware, software, leasehold improvements, and furniture and equipment, net	$140	$144

13. Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At April 30, 2023, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At April 30, 2023, Autodesk had no outstanding borrowings under the Credit Agreement.

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

Based on the quoted market prices, the approximate fair value of the notes as of April 30, 2023, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$298
2017 Notes	500	485
2020 Notes	500	447
2021 Notes	1,000	834

The expected future principal payments for all borrowings as of April 30, 2023, were as follows (in millions):

Fiscal year ending
2024 (remainder)	$—
2025	—
2026	300
2027	—
2028	500
Thereafter	1,500
Total principal outstanding	$2,300

14. Leases

Autodesk has operating leases for real estate, vehicles, and certain equipment. Leases have remaining lease terms of less than 1 year to 67 years, some of which include options to extend the lease with renewal terms from 1 year to 9 years and some of which include options to terminate the leases from less than 1 year to 7 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “Accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.

The components of lease cost were as follows:

	Three Months Ended April 30, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$7	$6	$2	$18
Variable lease cost	—	—	2	1	1	4

	Three Months Ended April 30, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$10	$7	$3	$23
Variable lease cost	—	—	2	2	1	5

Supplemental operating cash flow information related to leases is as follows:

	Three Months Ended April 30,
	2023	2022
Cash paid for operating leases included in operating cash flows (1)	$28	$34
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	38	23
  _______________
(1) Includes $4 million and $5 million in variable lease payments for the three months ended April 30, 2023 and 2022, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 6.4 years and 6.5 years at April 30, 2023, and January 31, 2023, respectively. The weighted average discount rate was 2.80% and 2.60% at April 30, 2023, and January 31, 2023, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2024 (remainder)	$64
2025	87
2026	74
2027	54
2028	45
Thereafter	115
439
Less imputed interest	37
Present value of operating lease liabilities	$402

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 8.8 years. Sublease income was $2 million for the three months ended April 30, 2023. There was no sublease income for the three months ended April 30, 2022. Sublease income is recorded as a reduction of lease expense in the Company’s Condensed Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $85 million. Autodesk expects to receive sublease income payments of approximately $46 million for remaining fiscal 2024 through fiscal 2028 and $39 million thereafter.

As of April 30, 2023, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

15. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2023, and January 31, 2023:

	Balance Sheet Location	Fair Value at
		April 30, 2023	January 31, 2023
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$9	$9
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	6	5
Total derivative assets		$15	$14
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$12	$20
Derivatives not designated as hedging instruments	Other accrued liabilities	5	11
Total derivative liabilities		$17	$31

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2023 and 2022 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2023	2022
Amount of (loss) gain recognized in accumulated other comprehensive income, net of tax, (effective portion)	$(13)	$55
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$20	$6
Cost of revenue	—	(1)
Operating expenses	2	(3)
Total	$22	$2

The amount and location of gain recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2023 and 2022, (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2023	2022
Interest and other income (expense), net	$2	$24

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $990 million at April 30, 2023, and $934 million at January 31, 2023. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $51 million remaining in “Accumulated other comprehensive loss” as of April 30, 2023, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30, 2023
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,193	$14	$96	$456	$327	$132

Gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into income	$20	$—	$—	$1	$—	$1

	Three Months Ended April 30, 2022
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,089	$18	$84	$419	$289	$120

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$6	$—	$(1)	$(2)	$—	$(1)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $108 million at April 30, 2023, and $951 million at January 31, 2023.

16. Commitments and Contingencies

Purchase Commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Effective April 1, 2023, Autodesk entered into a renewed agreement with a third-party cloud services provider. Under the agreement, Autodesk committed to spend an aggregate of $750 million through March 31, 2028, on cloud services.

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

17. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of April 30, 2023, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2023	215	$3,325	$(185)	$(1,995)	$1,145
Common shares issued under stock plans	2	(21)			(21)
Stock-based compensation expense		160			160
Settlement of liability-classified restricted common shares		1			1
Net income				161	161
Other comprehensive loss			(15)		(15)
Repurchase and retirement of common shares (1)	(3)	(97)		(437)	(534)
Balances, April 30, 2023	214	$3,368	$(200)	$(2,271)	$897
 ________________
(1)During the three months ended April 30, 2023, Autodesk repurchased 2,666 thousand shares at an average repurchase price of $199.36 per share. At April 30, 2023, 2 thousand shares and $5 billion remained available for repurchase under the September 2016 and November 2022 repurchase program approved by the Board of Directors, respectively.

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
 ________________
(1)During the three months ended April 30, 2022, Autodesk repurchased 2,058 thousand shares at an average repurchase price of $211.71 per share, respectively. At April 30, 2022, 6 million shares remained available for repurchase under the September 2016 repurchase program approved by the Board of Directors.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2023:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2023	$64	$18	$(19)	$(248)	$(185)
Other comprehensive income (loss) before reclassifications	7	2	—	(9)	—
Pre-tax gains reclassified from accumulated other comprehensive loss	(22)	—	—	—	(22)
Tax effects	2	—	—	5	7
Net current period other comprehensive (loss) income	(13)	2	—	(4)	(15)
Balances, April 30, 2023	$51	$20	$(19)	$(252)	$(200)

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2022:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2022	$24	$18	$(16)	$(150)	$(124)
Other comprehensive income (loss) before reclassifications	65	(1)	—	(75)	(11)
Pre-tax gains reclassified from accumulated other comprehensive loss	(2)	—	(3)	—	(5)
Tax effects	(8)	—	—	—	(8)
Net current period other comprehensive income (loss)	55	(1)	(3)	(75)	(24)
Balances, April 30, 2022	$79	$17	$(19)	$(225)	$(148)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other income (expense), net.” Refer to Note 15, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other income (expense), net.”

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

	Three Months Ended April 30,
	2023	2022
Numerator:
Net income	$161	$146
Denominator:
Denominator for basic net income per share—weighted average shares	215	217
Effect of dilutive securities	1	2
Denominator for dilutive net income per share	216	219
Basic net income per share	$0.75	$0.67
Diluted net income per share	$0.75	$0.67

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three months ended April 30, 2023 and 2022, there were 588 thousand and 531 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	April 30, 2023	January 31, 2023
Long-lived assets (1):
Americas
U.S.	$273	$256
Other Americas	16	13
Total Americas	289	269
Europe, Middle East, and Africa	70	72
Asia Pacific	48	48
Total long-lived assets	$407	$389
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three Months Ended April 30, 2023,” and in “Results of Operations-Overview.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Autodesk was founded during the platform transition from mainframe computers and engineering workstations to personal computers. We have developed and sustained a compelling value proposition based on software for the personal computer. Just as the transition from mainframes to personal computers transformed the hardware industry, the software industry has transitioned from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies.

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

In manufacturing, our strategy is to combine organic and acquired software in existing and adjacent verticals to create end-to-end, cloud-based solutions for our customers that drive efficiency and sustainability. We continue to attract global manufacturing leaders and disruptive startups with our generative design and cloud-based Fusion 360 that converges the design process with manufacturing. In fiscal 2023, we acquired a maker of software for optimizing manufacturing processes with automation and digitization from the shop floor upward that provides a real-time system of record for data collection, management, and analysis. In fiscal 2022, we acquired Upchain, an instant-on, cloud-based data management technology that allows product design and manufacturing customers to collaborate in the cloud across their value chains and bring products to market faster.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our direct channels include internal sales resources focused on selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. Our indirect channels primarily include value added resellers, direct market resellers, distributors, and other software developers. We have entered into transition agreements with certain of our distributors, including Tech Data, to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase its selling efforts with value-added resellers and agents. We recently introduced a new transaction model for our token-based Flex offering whereby customers will still receive ongoing support and services from value added resellers but will transact directly with Autodesk. This new transaction model will be expanded with our token-based Flex offering in North America, and certain countries in EMEA and APAC during fiscal 2024. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three months ended April 30, 2023 and 2022.

We anticipate that our channel mix will continue to change as we scale our business. With the continued growth of our online Autodesk branded store, and the transition to annual billings for multi-year contracts and our new token-based Flex model, we are expanding our transactions with value-added resellers and transacting directly with more end customers without substantial disruption to our revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers. We also expect our transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies.

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

In addition to the competitive advantages afforded by our technology, our large global network of distributors, resellers, third-party developers, customers, educators, educational institutions, learning partners, and students is a key competitive advantage that has been cultivated over an extensive period. This network of partners and relationships provides us with a broad and deep reach into volume markets worldwide. Our distributor and reseller network is extensive and provides our customers with the resources to purchase, deploy, learn, and support our solutions quickly and easily. We have a significant number of registered third-party developers who create products that work well with our solutions and extend them to a variety of specialized applications.

Impact at Autodesk

Autodesk is committed to advancing a more sustainable, resilient, and equitable world. We don’t believe in waiting for progress, we believe in making it. We take action as a business and support our employees, customers, and communities in our collective opportunity to design and make a better world for all.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Form 10-K for the fiscal year ended January 31, 2023.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2023, as compared to those disclosed in our Form 10-K for the fiscal year ended January 31, 2023. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2023

•Total net revenue increased 8% to $1,269 million for the three months ended April 30, 2023, compared to the same period in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% for both the three months ended April 30, 2023, and 2022.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110%, on a constant currency basis, for both the three months ended April 30, 2023 and 2022.
•Deferred revenue was $4.48 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $5.39 billion, a decrease of 4% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $3.51 billion, flat compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

With a more challenging macroeconomic environment, foreign exchange rate fluctuations and the decline in operations in Russia, net revenue increased 8% during the three months ended April 30, 2023, as compared to the same period in the prior fiscal year, primarily due to a 10% increase in subscription revenue, partially offset by a 22% decrease in maintenance revenue. New subscription growth decelerated while renewal rates improved quarter over quarter such that current remaining performance obligations grew 12%, the same rate as for the three months ended January 31, 2023.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including Tech Data Corporation and its global affiliates (collectively, “Tech Data”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to Tech Data accounted for 40% and 36% of our total net revenue for the three months ended April 30, 2023 and 2022, respectively. Ingram Micro accounted for 8% and 9% of Autodesk's total net revenue during the three months ended April 30, 2023 and 2022, respectively. Our customers through Tech Data and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. We entered into transition agreements with certain of our distributors, including Tech Data and Ingram Micro, to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, we intend to increase our selling efforts with value-added resellers and agents. Consequently, we believe our business is not substantially dependent on Tech Data or Ingram Micro.

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

The following table outlines our recurring revenue metric for the three months ended April 30, 2023 and 2022:

	Three Months Ended April 30, 2023	Change compared to prior fiscal year		Three Months Ended April 30, 2022
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,244	$100	9%	$1,144
As a percentage of net revenue	98%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110%, on a constant currency basis, for both the three months ended April 30, 2023 and 2022.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended April 30, 2023
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	8%	12%	Negative
Total spend	10%	13%	Positive
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

(in millions)	April 30, 2023	January 31, 2023
Deferred revenue	$4,483	$4,580
Unbilled deferred revenue	904	1,043
RPO	$5,387	$5,623

RPO consisted of the following:

(in millions)	April 30, 2023	January 31, 2023
Current RPO	$3,505	$3,518
Non-current RPO	1,882	2,105
RPO	$5,387	$5,623

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations. Historically, we have had increased EBA sales activity in our fourth fiscal quarter and this seasonality may affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters. As customers transition from multi-year subscription contracts billed upfront to annual billing installments some customers may choose annual contracts instead. If this were to occur, we would expect it to proportionately reduce the unbilled portion of our total remaining performance obligations and would expect it to negatively impact total RPO growth rates. Deferred revenue, billings, current RPO, revenue, Non-GAAP operating margin, and free cash flow would remain broadly unchanged in this scenario.

Balance Sheet and Cash Flow Items

At April 30, 2023, we had $2.32 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $723 million for the three months ended April 30, 2023, compared to $434 million for the three months ended April 30, 2022. We repurchased 2,666 thousand shares of our common stock for $534 million during the three months ended April 30, 2023. Comparatively, we repurchased 2,058 thousand shares of our common stock for $436 million during the three months ended April 30, 2022. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

Results of Operations

Overview

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate complex geopolitical and global macro-economic challenges. However, supply chain disruption and resulting inflationary pressures, higher interest rates, a global labor shortage, the war in Ukraine, and foreign exchange rate fluctuations, may impact our outlook. We also expect our transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. The extent of the impact of these risks on our business in the remainder of fiscal 2024 and beyond will depend on several factors, some of which are out of our control. Further discussion of the potential impacts of these risks on our business can be found in Part II, Item 1A, “Risk Factors.”

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2023	$	%	April 30, 2022
Net Revenue:
Subscription	$1,193	$104	10%	$1,089	Increase due to growth in the subscriber base across subscription types, led by subscription renewal revenue with current-year subscription renewals reflecting new subscriptions sold in prior period. Also contributing to the growth was an increase in revenue from Cloud Service Offerings and EBA offerings.
Maintenance	14	(4)	(22)%	18
Total subscription and maintenance revenue	1,207	100	9%	1,107
Other	62	(1)	(2)%	63
	$1,269	$99	8%	$1,170

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2023	$	%	April 30, 2022
Net Revenue by Product Family:
AEC (1)	$582	$45	8%	$537	Increase due to growth in revenue from AEC Collections, Autodesk Build, and Revit.
AutoCAD and AutoCAD LT (1)	349	22	7%	327	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	246	21	9%	225	Increase due to growth in revenue from MFG Collections, Fusion 360, EBAs and Vault.
M&E	71	3	4%	68	Increase due to growth in revenue from EBAs, 3DS Max, and Maya.
Other	21	8	62%	13
Total Net Revenue	$1,269	$99	8%	$1,170
____________________
(1) During fiscal 2023, we corrected an immaterial classification error and reclassified certain revenue amounts between Architecture, Engineering and Construction and AutoCAD and AutoCAD LT. The results for the fiscal quarter ended April 30, 2022 have been adjusted to conform to the current period presentation. These reclassifications did not impact total net revenue.

Net Revenue by Geographic Area

	Three Months Ended April 30, 2023	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended April 30, 2022
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$456	$58	15%	*	$398
Other Americas	97	11	13%	*	86
Total Americas	553	69	14%	14%	484
EMEA	474	25	6%	11%	449
APAC	242	5	2%	8%	237
Total Net Revenue	$1,269	$99	8%	12%	$1,170
____________________
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions, including in connection with the significant military action against Ukraine launched by Russia (and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, India, and China, has had and may continue to have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability or protectionism in the global market may impact our future financial results.

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	April 30, 2023	$	%	April 30, 2022
Net Revenue by Sales Channel:
Indirect	$820	$51	7%	$769	Increase due to growth in subscription revenue, led by product subscription renewal revenue from a growing subscriber base.
Direct	449	48	12%	401	Increase due to revenues from our online Autodesk branded store and EBAs.
Total Net Revenue	$1,269	$99	8%	$1,170

We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue with the continued growth of our online Autodesk branded store, expanding our token-based Flex offering transactions with value-added resellers, and transacting directly with more end customers.

Net Revenue by Product Type

	Three Months Ended April 30, 2023	Change compared to prior fiscal year		Three Months Ended April 30, 2022
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,086	$82	8%	$1,004	Increase due to growth in AEC & MFG collections, AutoCAD Family and AutoCAD LT, and EBA offerings.
Make	121	18	17%	103	Increase primarily due to growth in revenue from ACS, Fusion 360, and BIM 360 products.
Other	62	(1)	(2)%	63
Total Net Revenue	$1,269	$99	8%	$1,170

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2023	$	%	April 30, 2022
Cost of revenue:
Subscription and maintenance	$96	$12	14%	$84	Increase primarily due to cloud hosting costs, and employee related costs driven by higher headcount.
Other	20	1	5%	19	Increase primarily due to employee-related costs driven by higher headcount.
Amortization of developed technologies	11	(3)	(21)%	14	The decrease is primarily due to previously acquired assets that continue to become fully amortized.
Total cost of revenue	$127	$10	9%	$117

Operating expenses:
Marketing and sales	$456	$37	9%	$419	Increase primarily due to employee-related costs driven by higher headcount, severance costs, an increase in travel and entertainment expense as well as an increase in advertisement and promotion costs partially offset by an increase in capitalized software costs.
Research and development	327	38	13%	289	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount, an increase in cloud hosting costs as well as an increase in travel and entertainment expense.
General and administrative	132	12	10%	120	Increase primarily due to employee-related costs driven by higher headcount as well as an increase in cloud hosting costs, and lower capitalized software costs partially offset by a decrease in professional fees.
Amortization of purchased intangibles	10	(1)	(9)%	11	The decrease is primarily due to previously acquired assets that fully amortized.
Total operating expenses	$925	$86	10%	$839

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the second quarter of fiscal 2024, as compared to the second quarter of fiscal 2023:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Flat
Research and development	Increase	Increase
General and administrative	Increase	Flat
Amortization of purchased intangibles	Flat	Flat

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended April 30,
(in millions)	2023	2022
Interest and investment income (expense), net	$2	$(29)
Gain on foreign currency	1	10
Other income	1	—
Interest and other income (expense), net	$4	$(19)

Interest and other income, net, increased by $23 million during the three months ended April 30, 2023, as compared to the same period in the prior fiscal year. The increase in the three months ended April 30, 2023, as compared to the same period in the prior fiscal year was primarily due to an increase in interest income, gains in the current period as compared to losses in the prior year period for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans, offset by a decrease in gains on foreign currency.

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

We had an income tax expense of $60 million, relative to pre-tax income of $221 million for the three months ended April 30, 2023, and an income tax expense of $49 million, relative to pre-tax income of $195 million for the three months ended April 30, 2022. Income tax expense for the three months ended April 30, 2023, reflects a reduced U.S. foreign derived intangible income benefit, increased tax expense from foreign currency adjustments from foreign branches, and a reduced tax expense relating to stock-based compensation.

The U.S. Tax Cut and Jobs Act (“Tax Act”) enacted on December 22, 2017 eliminates the option to deduct research and development expenditures and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on all or part of our Netherlands, Australia, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of April 30, 2023, we had $227 million of gross unrecognized tax benefits, of which $189 million would impact the effective tax rate, if recognized. The remaining $38 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will decrease in the next twelve months for statute lapse of approximately $4 million.

We anticipate that the U.S. Department of Treasury will continue to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As future guidance is issued, we may adjust the amounts that we have previously recorded that may materially impact our financial statements.

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

Signed into law on August 16, 2022, the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate minimum income tax. Autodesk continues to monitor the impact of the Inflation Reduction Act on our consolidated financial statements.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2023 and 2022, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended April 30,
	2023	2022
	(Unaudited)
Gross profit	$1,142	$1,053
Non-GAAP gross profit	$1,163	$1,077
Income from operations	$217	$214
Non-GAAP income from operations	$404	$397
Operating margin	17%	18%
Non-GAAP operating margin	32%	34%
Net income	$161	$146
Non-GAAP net income	$334	$314
GAAP diluted net income per share	$0.75	$0.67
Non-GAAP diluted net income per share	$1.55	$1.43

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended April 30,
	2023	2022
	(Unaudited)
Gross profit	$1,142	$1,053
Stock-based compensation expense	12	11
Amortization of developed technologies	9	13
Non-GAAP gross profit	$1,163	$1,077

Income from operations	$217	$214
Stock-based compensation expense	165	155
Amortization of developed technologies	9	13
Amortization of purchased intangibles	10	11
Acquisition-related costs	3	3
Lease-related asset impairments and other charges	—	1
Non-GAAP income from operations	$404	$397

Operating margin	17%	18%
Stock-based compensation expense	13%	13%
Amortization of developed technologies	1%	1%
Amortization of purchased intangibles	1%	1%
Non-GAAP operating margin (1)	32%	34%

Net income	$161	$146
Stock-based compensation expense	165	155
Amortization of developed technologies	9	13
Amortization of purchased intangibles	10	11
Acquisition-related costs	3	3
Lease-related asset impairments and other charges	—	1
Discrete tax provision items	(6)	(8)
Income tax effect of non-GAAP adjustments	(8)	(7)
Non-GAAP net income	$334	$314

	Three Months Ended April 30,
	2023	2022
	(Unaudited)
Diluted net income per share	$0.75	$0.67
Stock-based compensation expense	0.76	0.71
Amortization of developed technologies	0.05	0.06
Amortization of purchased intangibles	0.05	0.05
Acquisition-related costs	0.01	0.01
Discrete tax provision items	(0.03)	(0.04)
Income tax effect of non-GAAP adjustments	(0.04)	(0.03)
Non-GAAP diluted net income per share	$1.55	$1.43
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

At April 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.32 billion and net accounts receivable of $331 million.

In November 2022, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At April 30, 2023, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of June 1, 2023, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and recent amendments to the Credit Agreement. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of April 30, 2023, we have $2.30 billion aggregate principal amount of notes outstanding. See Part I, Item 1,

“Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of April 30, 2023, approximately 75% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. As a result, earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Three Months Ended April 30,
(in millions)	2023	2022
Net cash provided by operating activities	$723	$434
Net cash (used in) provided by investing activities	(230)	31
Net cash used in financing activities	(523)	(460)

Net cash provided by operating activities of $723 million for the three months ended April 30, 2023, primarily consisted of $161 million of our net income adjusted for $157 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, and deferred income tax. Cash provided by working capital increased due to the change in accounts receivable of $630 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers offset in part by the change in accounts payable and other liabilities of $168 million primarily due to the timing of payments related to employee compensation and related costs and a decrease in deferred revenue of $98 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter .

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

Net cash used in investing activities was $230 million for the three months ended April 30, 2023, primarily due to purchases of marketable securities partially offset by the sales and maturities of marketable securities. Net cash provided by investing activities was $31 million for the three months ended April 30, 2022, primarily due to the sales and maturities of marketable securities partially offset by business combinations, net of cash acquired.

Net cash used in financing activities was $523 million and $460 million for the three months ended April 30, 2023 and 2022, respectively, primarily due to repurchases of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended April 30, 2023:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	249	$207.11	249	2,419
March 1 - March 31	1,239	200.66	1,239	1,180
April 1 - April 30	1,178	196.36	1,178	2
Total	2,666	$199.36	2,666
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 and November 2022 that authorized the repurchase of 30 million shares and $5 billion, respectively. At April 30, 2023, 2 thousand shares and $5 billion remained available for repurchase under the September 2016 and November 2022 repurchase program approved by the Board of Directors, respectively. The plans do not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 17, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Flex: A pay-as-you-go consumption option to pre-purchase tokens to access any product available with Flex for a daily rate.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2023, and January 31, 2023, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, Japanese yen, British pounds, Indian rupees, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 30, 2023		January 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$797	$3	$711	$13
Sold	1,027	(3)	1,755	(11)
Option Contracts:
Purchased	975	7	904	5
Sold	1,056	(15)	974	(23)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2023, and January 31, 2023, would increase the fair value of our foreign currency contracts by $81 million and $149 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2023, and January 31, 2023, would decrease the fair value of our foreign currency contracts by $96 million and $191 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At April 30, 2023, we had $1.34 billion of cash equivalents and marketable securities, including $222 million classified as short-term marketable securities and $185 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. These risks are described more fully below and include, but are not limited to, risks relating to the following:
•Our strategy to develop and introduce new products and services, exposing us to risks such as limited customer acceptance (both new and existing customers), costs related to product defects, and large expenditures.
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

Risks Relating to Our Business and Strategy

Our strategy to develop and introduce new products and services exposes us to risks such as limited customer acceptance (both with new and existing customers), costs related to product defects, and large expenditures, each of which may result in no additional net revenue or decreased net revenue.

The software industry is characterized by rapid technological changes as well as changes in customer requirements and preferences. In recent years, the industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. Both new and existing customers are also reconsidering how they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies. In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources, such as our introduction of flexible subscription and service offerings and our transition of multi-subscription plans to named-user plans. It is uncertain whether these strategies, including our product and pricing changes, will accurately reflect customer demand or be successful, or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We make such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to new customers or existing customers, and either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers’ requirements, our business, financial condition, or results of operations may be adversely impacted.

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

International net revenue represented 64% and 66% of our net revenue for the three months ended April 30, 2023 and 2022, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

We are dependent on attracting new customers as well as renewing and expanding our business with existing customers. Our customers are not obligated to renew their subscriptions for our offerings, and they may elect not to renew, upgrade, or expand their subscriptions. We cannot assure renewal rates or the mix of subscriptions renewals. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing; competitive offerings; customer satisfaction; and reductions in customer spending levels, customer activity, or number of users due to economic downturns, including as a result of the current COVID-19 pandemic, or financial markets uncertainty. If our customers do not renew their subscriptions or if they renew on less favorable terms, our revenues may decline.

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

We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic or political conditions. In particular, our financial results, key metrics, or other operating metrics in Europe during our third quarter are usually affected by a slower summer period, and our APAC operations typically experience seasonal slowing in our fourth quarter. War, including the significant military action against Ukraine launched by Russia and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During both the three months ended April 30, 2023 and 2022, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 28% of our total net revenue.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the three months ended April 30, 2023 and 2022, approximately 65% and 66%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, Tech Data accounted for 40% and 36% of our total net revenue for the three months ended April 30, 2023 and 2022, respectively, and Ingram Micro accounted for 8% and 9% of our total net revenue for the three months ended April 30, 2023 and 2022, respectively. During October 2022, we entered into a transition agreements with each of Tech Data and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with such transition agreements, we intend to increase our selling efforts with value-added resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through Tech Data and Ingram Micro will be able to continue to do so, and following the transition period, we believe such resellers and end users will be able to continue to purchase our products from our value-added resellers, our agents or from one of our many other distributors or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, Tech Data or Ingram Micro were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, value added resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

Our strategy to digitize Autodesk involves increasing our use of cloud- and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect and otherwise process customer data, which may include personal data and personal information of users from different jurisdictions globally. We also collect and otherwise process personal data and personal information of our employees and contractors. As a result, federal, state, and global laws relating to privacy, data protection, and information security apply to Autodesk’s personal data and personal information processing activities. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules and is likely to remain uncertain for the foreseeable future. We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. Globally, laws such as the General Data Protection Regulation (EU) 2016/679 (“GDPR”) in the European Union (“EU”) and the Personal Information Protection Law (“PIPL”) in China have been enacted. In addition, new and emerging state laws in the United States governing privacy, data protection, and information security, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act (“VCDPA”), the Colorado Privacy Act (“CPA”), the Utah Consumer Privacy Act (“UCPA”), Connecticut’s Act Concerning Personal Data Privacy and Online Monitoring (“CTDPA”), Iowa’s Act Relating to Consumer Data Protection (“ICDPA”), the Indiana Consumer Data Protection Act (“InCDPA”), and the Tennessee Information Privacy Act (“TIPA”) have been enacted. These laws and regulations, as well as industry self-regulatory codes, create new compliance obligations and substantially expand the scope of potential liability and provide greater penalties for non-compliance. For example, the GDPR provides for penalties of up to €20 million or 4% of a company’s annual global revenue, whichever is greater, the PIPL provides for penalties of up to 50 million renminbi or 5% of a company's annual revenue and disgorgement of all illegal gains, whichever is greater, and the CCPA provides for penalties of up to $7,500 per violation. These laws, regulations and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of expanded obligations in our contracts.

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

In addition, the new state laws – the CPRA and the VCDPA – that became effective on January 1, 2023, the CPA and CTDPA that become effective on July 1, 2023, the UCPA that becomes effective on December 31, 2023, the TIPA that becomes effective on July 1, 2024, the ICDPA that becomes effective on January 1, 2025, and the InCDPA that becomes effective on January 1, 2026, introduce additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights. The CPRA also created a new agency to implement and enforce the law. These new state laws have required us to modify our data processing practices and policies and may cause us to incur substantial costs and expenses in order to comply. Laws in all 50 states, and some of our contracts, require us to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. Also, if third parties we work with, such as suppliers, violate applicable data protection laws or regulations, such violations may also put our users’ information at risk and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, in addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Evolving legislation and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and have and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of previously useful data, potentially exposing us to additional expense, adverse publicity, and liability.

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

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of April 30, 2023, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

Signed into law on August 16, 2022, the Inflation Reduction Act contains many provisions that may impact Autodesk, including the corporate minimum tax and excise tax on stock buybacks. We are monitoring these impacts on our consolidated financial statements.

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

There were no sales of unregistered securities during the three months ended April 30, 2023.

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

Dated: June 1, 2023

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)