Form 10-Q
period 2023-07-31
Autodesk, Inc.
filed 2023-08-29
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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

As of August 23, 2023, registrant had outstanding 213,763,632 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net revenue:
Subscription	$1,270	$1,160	$2,463	$2,249
Maintenance	14	17	28	35
Total subscription and maintenance revenue	1,284	1,177	2,491	2,284
Other	61	60	123	123
Total net revenue	1,345	1,237	2,614	2,407
Cost of revenue:
Cost of subscription and maintenance revenue	95	83	191	167
Cost of other revenue	21	21	41	40
Amortization of developed technologies	11	15	22	29
Total cost of revenue	127	119	254	236
Gross profit	1,218	1,118	2,360	2,171
Operating expenses:
Marketing and sales	449	433	905	852
Research and development	355	306	682	595
General and administrative	141	128	273	248
Amortization of purchased intangibles	11	9	21	20
Total operating expenses	956	876	1,881	1,715
Income from operations	262	242	479	456
Interest and other (expense) income, net	(4)	(10)	—	(29)
Income before income taxes	258	232	479	427
Provision for income taxes	(36)	(46)	(96)	(95)
Net income	$222	$186	$383	$332
Basic net income per share	$1.04	$0.86	$1.79	$1.53
Diluted net income per share	$1.03	$0.85	$1.77	$1.52
Weighted average shares used in computing basic net income per share	214	217	214	217
Weighted average shares used in computing diluted net income per share	215	218	216	218

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net income	$222	$186	$383	$332
Other comprehensive income (loss), net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $1, $(4), $3, and $(12), respectively)	(13)	18	(26)	73
Change in net unrealized (loss) gain on available-for-sale debt securities (net of tax effect of zero for all periods presented)	(3)	4	(1)	3
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	—	3	—	—
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of zero, $1, $5, and $1, respectively)	18	(46)	14	(121)
Total other comprehensive income (loss)	2	(21)	(13)	(45)
Total comprehensive income	$224	$165	$370	$287

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,714	$1,947
Marketable securities	359	125
Accounts receivable, net	402	961
Prepaid expenses and other current assets	346	308
Total current assets	2,821	3,341
Long-term marketable securities	219	102
Computer equipment, software, furniture and leasehold improvements, net	136	144
Operating lease right-of-use assets	248	245
Intangible assets, net	410	407
Goodwill	3,637	3,625
Deferred income taxes, net	1,078	1,014
Long-term other assets	558	560
Total assets	$9,107	$9,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124	$102
Accrued compensation	279	358
Accrued income taxes	116	33
Deferred revenue	3,131	3,203
Operating lease liabilities	72	85
Other accrued liabilities	153	219
Total current liabilities	3,875	4,000
Long-term deferred revenue	1,102	1,377
Long-term operating lease liabilities	311	300
Long-term income taxes payable	147	164
Long-term deferred income taxes	35	32
Long-term notes payable, net	2,282	2,281
Long-term other liabilities	149	139
Stockholders’ equity:
Common stock and additional paid-in capital	3,531	3,325
Accumulated other comprehensive loss	(198)	(185)
Accumulated deficit	(2,127)	(1,995)
Total stockholders’ equity	1,206	1,145
Total liabilities and stockholders’ equity	$9,107	$9,438

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2023	2022
Operating activities:
Net income	$383	$332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	66	76
Stock-based compensation expense	362	322
Deferred income taxes	(65)	(43)
Lease-related asset impairments	7	9
Other	(33)	(11)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	559	281
Prepaid expenses and other assets	(23)	(25)
Accounts payable and other liabilities	(115)	(199)
Deferred revenue	(350)	(77)
Accrued income taxes	67	26
Net cash provided by operating activities	858	691
Investing activities:
Purchases of marketable securities	(687)	(97)
Sales and maturities of marketable securities	339	245
Capital expenditures	(16)	(23)
Purchases of intangible assets	(10)	(5)
Business combinations, net of cash acquired	(26)	(96)
Other investing activities	(18)	(47)
Net cash used in investing activities	(418)	(23)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	71	67
Taxes paid related to net share settlement of equity awards	(120)	(92)
Repurchases of common stock	(616)	(708)
Net cash used in financing activities	(665)	(733)
Effect of exchange rate changes on cash and cash equivalents	(8)	(23)
Net decrease in cash and cash equivalents	(233)	(88)
Cash and cash equivalents at beginning of period	1,947	1,528
Cash and cash equivalents at end of period	$1,714	$1,440

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$9	$5
Fair value of common stock issued related to business combinations	$—	$10

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2023, and for the three and six months ended July 31, 2023 and 2022, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2023, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2024, or for any other period. Further, the balance sheet as of January 31, 2023, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2023. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed on March 14, 2023.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2023, that are applicable to the Company.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net revenue by product family:
Architecture, Engineering and Construction	$627	$564	$1,209	$1,101
AutoCAD and AutoCAD LT	364	344	713	671
Manufacturing	256	242	502	467
Media and Entertainment	74	71	145	139
Other	24	16	45	29
Total net revenue	$1,345	$1,237	$2,614	$2,407

Net revenue by geographic area:
Americas
U.S.	$485	$424	$941	$822
Other Americas	104	91	201	177
Total Americas	589	515	1,142	999
Europe, Middle East and Africa	506	473	980	922
Asia Pacific	250	249	492	486
Total net revenue	$1,345	$1,237	$2,614	$2,407

Net revenue by sales channel:
Indirect	$850	$816	$1,670	$1,585
Direct	495	421	944	822
Total net revenue	$1,345	$1,237	$2,614	$2,407

Net revenue by product type:
Design	$1,154	$1,064	$2,240	$2,068
Make	130	113	251	216
Other	61	60	123	123
Total net revenue	$1,345	$1,237	$2,614	$2,407

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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of July 31, 2023, Autodesk had remaining performance obligations of $5.22 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.51 billion or 67% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.71 billion or 33% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2023. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended July 31, 2023 and 2022, that was included in the deferred revenue balances at January 31, 2023 and 2022, was $913 million and $828 million, respectively. Revenue recognized during the six months ended July 31, 2023 and 2022, that was included in the deferred revenue balances at January 31, 2023 and 2022, was $1.98 billion and $1.82 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total sales to the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 40% of Autodesk’s total net revenue during both the three and six months ended July 31, 2023. Total sales to TD Synnex accounted for 37% of Autodesk’s total net revenue for both the three and six months ended July 31, 2022. The majority of the net revenue from sales to TD Synnex is for sales outside of the United States. In addition, TD Synnex accounted for 22% and 27% of trade accounts receivable at July 31, 2023 and January 31, 2023, respectively. Ingram Micro Inc. (“Ingram Micro”), our second largest distributor, accounted for 8% of Autodesk's total net revenue during both the three and six months ended July 31, 2023. Total sales to Ingram Micro accounted for 9% of Autodesk’s total net revenue during both the three and six months ended July 31, 2022. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of July 31, 2023, and January 31, 2023:

	July 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$499	$—	$—	$499
Commercial paper	194	—	—	194
Certificates of deposit	75	—	—	75
U.S. government securities	44	—	—	44
Municipal bonds	11	—	—	11
Other (2)	5	—	—	5
Marketable securities:
Short-term
Commercial paper	179	—	—	179
Corporate debt securities	63	—	—	63
U.S. government securities	61	—	—	61
Asset-backed securities	29	—	—	29
Other (3)	27	—	—	27
Long-term
Corporate debt securities	104	—	—	104
Asset-backed securities	47	—	—	47
U.S. government securities	29	—	—	29
Agency mortgage backed securities	26	—	—	26
Other (4)	13	—	—	13
Mutual funds (5) (6)	86	12	(1)	97
Total	$1,492	$12	$(1)	$1,503
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of mortgage-backed securities and asset-backed securities.
(3)Primarily consists of supranational bonds, agency discount notes, and mortgage-backed securities.
(4)Primarily consists of agency bonds, agency collateralized mortgage obligations, and mortgage-backed securities.
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of July 31, 2023:

Fair Value
Due within 1 year	$331
Due in 1 year through 5 years	212
Due in 5 years through 10 years	16
Due after 10 years	19
Total	$578

As of both July 31, 2023, and January 31, 2023, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the six months ended July 31, 2023.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both July 31, 2023, and January 31, 2023. There were no write offs of accrued interest receivables for both the six months ended July 31, 2023 and 2022.

There were no material realized gain or loss for the sales or redemptions of marketable debt securities during both the six months ended July 31, 2023 and 2022. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Marketable debt securities	$176	$43	$339	$245

Strategic investments in equity securities

As of July 31, 2023, and January 31, 2023, Autodesk had $178 million and $177 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other (expense) income, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Six Months Ended July 31,		Cumulative Amount as of
	2023	2022	July 31, 2023
Upward adjustments	$—	$1	$29
Negative adjustments, including impairments	(11)	(5)	(97)
Net unrealized adjustments	$(11)	$(4)	$(68)

Realized gains for the disposition of strategic investment equity securities for both the three and six months ended July 31, 2023 and 2022, were immaterial.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of July 31, 2023, and January 31, 2023:

	July 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$499	$—	$—	$499
Commercial paper	—	194	—	194
Certificates of deposit	—	75	—	75
U.S. government securities	—	44	—	44
Municipal bonds	—	11	—	11
Other (2)	—	5	—	5
Marketable securities:
Short-term
Commercial paper	—	179	—	179
Corporate debt securities	—	63	—	63
U.S. government securities	—	61	—	61
Asset-backed securities	—	29	—	29
Other (3)	—	27	—	27
Long-term
Corporate debt securities	—	104	—	104
Asset-backed securities	—	47	—	47
U.S. government securities	—	29	—	29
Agency mortgage backed securities	—	26	—	26
Other (4)	—	13	—	13
Long-term other assets:
Mutual funds (5)(6)	97	—	—	97
Derivative assets:
Derivative contract assets (6)	—	12	—	12
Derivative liabilities:
Derivative contract liabilities (7)	—	(11)	—	(11)
Total	$596	$908	$—	$1,504
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of mortgage-backed securities and asset-backed securities.
(3)Primarily consists of supranational bonds, agency discount notes, and mortgage-backed securities.
(4)Primarily consists of agency bonds, agency collateralized mortgage obligations, and mortgage-backed securities.
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the six months ended July 31, 2023, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2023	4,848	$216.20
Granted	3,394	199.00
Vested	(1,858)	213.16
Canceled/Forfeited	(173)	217.00
Performance Adjustment (1)	(10)	190.48
Unvested restricted stock units at July 31, 2023	6,201	$207.70
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2023 performance period. The performance stock units were attained at rates ranging from 86% to 110% of the target award.

The fair value of the shares vested during the six months ended July 31, 2023 and 2022, was $373 million and $269 million, respectively.

During the six months ended July 31, 2023, Autodesk granted 3,083 thousand restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $164 million and $136 million during the three months ended July 31, 2023 and 2022, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $294 million and $253 million during the six months ended July 31, 2023 and 2022, respectively.

During the six months ended July 31, 2023 and 2022, Autodesk settled liability-classified awards in the amount of $9 million and $5 million, respectively. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the six months ended July 31, 2023, Autodesk granted 311 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are primarily based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

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

The performance criteria for the performance stock units vested during the six months ended July 31, 2023, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $10 million and $14 million for the three months ended July 31, 2023 and 2022, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $21 million and $29 million during the six months ended July 31, 2023 and 2022, respectively.

Common Stock

Autodesk agreed to issue a fixed amount of $13 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock for the ninety consecutive trading day period ending on the release date. During the six months ended July 31, 2023, Autodesk issued the remaining 39 thousand shares at an aggregate fair value of $8 million. The awards were accounted for as liability-classified awards and were recognized as compensation expense using the straight-line method over the vesting period.

Autodesk agreed to issue a fixed amount of $11 million in common stock at a future date to certain employees in connection with other fiscal 2022 acquisitions. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. As of July 31, 2023, remaining shares to be issued are estimated to be 33 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk issued 40 thousand shares of restricted common stock to certain employees in connection with a fiscal 2023 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. Additionally, Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2023 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. During the six months ended July 31, 2023, Autodesk issued 9 thousand shares at an aggregate fair value of $1 million. Remaining shares to be issued are estimated to be 14 thousand as of July 31, 2023. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk recorded stock-based compensation expense related to common stock shares of $4 million and $7 million for the three months ended July 31, 2023 and 2022, respectively. Autodesk recorded stock-based compensation expense related to common stock shares of $10 million and $17 million for the six months ended July 31, 2023 and 2022, respectively.

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

A summary of the ESPP activity for the six months ended July 31, 2023 and 2022, is as follows:

	Six Months Ended July 31,
	2023	2022
Issued shares (in thousands)	434	377
Average price of issued shares	$163.59	$173.83
Weighted average grant date fair value of shares granted under the ESPP (1)	$71.34	$69.19
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2023 and 2022, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Cost of subscription and maintenance revenue	$10	$9	$19	$17
Cost of other revenue	4	3	7	6
Marketing and sales	74	69	136	131
Research and development	86	69	155	128
General and administrative	23	19	45	42
Stock-based compensation expense related to stock awards and ESPP purchases	197	169	362	324
Tax expense	2	3	3	9
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$199	$172	$365	$333

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

	Six Months Ended July 31, 2023		Six Months Ended July 31, 2022
	Performance Stock Units (1)	ESPP (1)	Performance Stock Units (2)	ESPP (2)
Range of expected volatility	40.9 - 42.5%	40.0 - 42.4%	39.4 - 40.7%	38.3 - 42.7%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	4.3 - 4.7%	4.3 -5.0%	1.2 - 1.6%	0.9 - 1.9%
(1)There were no ESPP awards or performance stock units granted during the three months ended July 31, 2023.
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

7. Income Tax

 Autodesk had income tax expense of $36 million, relative to pre-tax income of $258 million for the three months ended July 31, 2023, and income tax expense of $46 million, relative to pre-tax income of $232 million for the three months ended July 31, 2022. Income tax expense for the three months ended July 31, 2023, reflects income tax benefit arising from the temporary relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations and reduced U.S. foreign derived intangible income tax benefit, offset by increased withholding tax expense and increased tax expense relating to stock-based compensation, resulting in a net tax expense decrease year over year.

Autodesk had income tax expense of $96 million, relative to pre-tax income of $479 million for the six months ended July 31, 2023, and income tax expense of $95 million, relative to pre-tax income of $427 million for the six months ended July 31, 2022. Income tax expense for the six months ended July 31, 2023, reflects income tax benefit arising from the temporary relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations and reduced U.S. foreign derived intangible income tax benefit, offset by increased withholding tax expense and increased tax expense relating to stock-based compensation.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on all or part of our Australia, New Zealand, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

As of July 31, 2023, the Company had $220 million of gross unrecognized tax benefits, of which $181 million would impact the effective tax rate, if recognized. The remaining $38 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will decrease in the next twelve months for statute lapse of approximately $2 million.

Signed into law on August 16, 2022, the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate minimum income tax. Autodesk continues to monitor the impact of the Inflation Reduction Act on its consolidated financial statements.

8. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of July 31, 2023, and January 31, 2023:

	July 31, 2023
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$668	$(419)	$249
Developed technologies	894	(739)	155
Trade names and patents	116	(110)	6
Other	1	(1)	—
Total intangible assets	$1,679	$(1,269)	$410
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2023
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$659	$(402)	$257
Developed technologies	858	(718)	140
Trade names and patents	116	(106)	10
Total intangible assets	$1,633	$(1,226)	$407
 _______________
(1)Includes the effects of foreign currency translation.

9. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $220 million and $190 million at July 31, 2023, and January 31, 2023, respectively. Accumulated amortization was $59 million and $41 million at July 31, 2023, and January 31, 2023, respectively. Amortization expense for the three months ended July 31, 2023 and 2022, was $9 million and $5 million, respectively. Amortization expense for the six months ended July 31, 2023 and 2022 was $18 million and $9 million, respectively.

10. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2023, (in millions):

Balance as of January 31, 2023	$3,774
Less: accumulated impairment losses as of January 31, 2023	(149)
Net balance as of January 31, 2023	3,625
Additions arising from acquisitions during the period	3
Effect of foreign currency translation	9
Balance as of July 31, 2023	$3,637

11. Deferred Compensation

At July 31, 2023, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $97 million. Of this amount, $7 million was classified as current and $90 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $86 million related to the investments in a rabbi trust as of January 31, 2023, $7 million was classified as current and $79 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our channel partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $120 million as of July 31, 2023, and $133 million as of January 31, 2023. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $33 million and $63 million during the three and six months ended July 31, 2023, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $33 million and $67 million during the three and six months ended July 31, 2022, respectively. Autodesk did not recognize any contract cost impairment losses during the three and six months ended July 31, 2023 and 2022.

12. Computer Equipment, Software, Leasehold Improvements, and Furniture, Net

Computer equipment, software, leasehold improvements, and furniture and equipment and the related accumulated depreciation were as follows:

	July 31, 2023	January 31, 2023
Computer hardware, at cost	$127	$126
Computer software, at cost	50	49
Leasehold improvements, land and buildings, at cost	359	363
Furniture and equipment, at cost	97	94
	633	632
Less: Accumulated depreciation	(497)	(488)
Computer hardware, software, leasehold improvements, and furniture and equipment, net	$136	$144

13. Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At July 31, 2023, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At July 31, 2023, Autodesk had no outstanding borrowings under the Credit Agreement.

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

Based on the quoted market prices, the approximate fair value of the notes as of July 31, 2023, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$294
2017 Notes	500	473
2020 Notes	500	437
2021 Notes	1,000	821

The expected future principal payments for all borrowings as of July 31, 2023, were as follows (in millions):

Fiscal year ending
2024 (remainder)	$—
2025	—
2026	300
2027	—
2028	500
Thereafter	1,500
Total principal outstanding	$2,300

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

The components of lease cost were as follows:

	Three Months Ended July 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1	$—	$8	$6	$3	$18
Variable lease cost	—	—	2	1	1	4

	Six Months Ended July 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$3	$1	$15	$12	$5	$36
Variable lease cost	—	—	4	2	2	8

	Three Months Ended July 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$9	$7	$3	$22
Variable lease cost	1	—	1	1	—	3

	Six Months Ended July 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$4	$2	$19	$14	$6	$45
Variable lease cost	1	—	3	3	1	8

Supplemental operating cash flow information related to leases is as follows:

	Six Months Ended July 31,
	2023	2022
Cash paid for operating leases included in operating cash flows (1)	$55	$60
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	38	37
  _______________
(1) Includes $8 million and $8 million in variable lease payments for the six months ended July 31, 2023 and 2022, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 6.3 years and 6.5 years at July 31, 2023, and January 31, 2023, respectively. The weighted average discount rate was 2.79% and 2.60% at July 31, 2023, and January 31, 2023, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2024 (remainder)	$42
2025	87
2026	74
2027	54
2028	45
Thereafter	115
417
Less imputed interest	34
Present value of operating lease liabilities	$383

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 8.6 years. Sublease income was $2 million and $4 million and for the three and six months ended July 31, 2023, respectively. Sublease income was $1 million for both the three and six months ended July 31, 2022. Sublease income is recorded as a reduction of lease expense in the Company’s Condensed Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $75 million. Autodesk expects to receive sublease income payments of approximately $37 million for remaining fiscal 2024 through fiscal 2028 and $38 million thereafter.

As of July 31, 2023, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

15. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2023, and January 31, 2023:

	Balance Sheet Location	Fair Value at
		July 31, 2023	January 31, 2023
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$8	$9
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets and long-term other assets	4	5
Total derivative assets		$12	$14
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$8	$20
Derivatives not designated as hedging instruments	Other accrued liabilities	3	11
Total derivative liabilities		$11	$31

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2023 and 2022 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Amount of (loss) gain recognized in accumulated other comprehensive income, net of tax, (effective portion)	$(13)	$18	$(26)	$73
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$17	$11	$37	$17
Cost of revenue	—	(1)	—	(2)
Operating expenses	1	(7)	3	(10)
Total	$18	$3	$40	$5

The amount and location of gain recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2023 and 2022, (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Interest and other (expense) income, net	$5	$6	$7	$30

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1,058 million at July 31, 2023, and $934 million at January 31, 2023. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $38 million remaining in “Accumulated other comprehensive loss” as of July 31, 2023, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and six months ended July 31, 2023 and 2022:

	Three Months Ended July 31, 2023
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,270	$14	$95	$449	$355	$141

Gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into income	$17	$—	$—	$—	$—	$1

	Six Months Ended July 31, 2023
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,463	$28	$191	$905	$682	$273

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$37	$—	$—	$1	$—	$2

	Three Months Ended July 31, 2022
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,160	$17	$83	$433	$306	$128

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$11	$—	$(1)	$(3)	$(2)	$(2)

	Six Months Ended July 31, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,249	$35	$167	$852	$595	$248

(Loss) gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of (loss) gain reclassified from accumulated other comprehensive income into income	$17	$—	$(2)	$(5)	$(2)	$(3)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $114 million at July 31, 2023, and $951 million at January 31, 2023.

16. Commitments and Contingencies

Purchase Commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Effective April 1, 2023, Autodesk entered into a renewed agreement with a third-party cloud services provider. Under the agreement, Autodesk committed to spend an aggregate of $750 million through March 31, 2028 on cloud services.

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

17. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of July 31, 2023, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2023	215	$3,325	$(185)	$(1,995)	$1,145
Common shares issued under stock plans	2	(21)	—	—	(21)
Stock-based compensation expense	—	160	—	—	160
Settlement of liability-classified restricted common shares	—	1	—	—	1
Net income	—	—	—	161	161
Other comprehensive loss	—	—	(15)	—	(15)
Repurchase and retirement of common shares (1)	(3)	(97)	—	(437)	(534)
Balances, April 30, 2023	214	3,368	(200)	(2,271)	897
Common shares issued under stock plans	—	(31)	—	—	(31)
Stock-based compensation expense	—	195	—	—	195
Settlement of liability-classified restricted common shares	—	8	—	—	8
Net income	—	—	—	222	222
Other comprehensive income	—	—	2	—	2
Repurchase and retirement of common shares (1)	—	(9)	—	(78)	(87)
Balances, July 31, 2023	214	$3,531	$(198)	$(2,127)	$1,206
 ________________
(1)During the three and six months ended July 31, 2023, Autodesk repurchased 437 thousand and 3 million shares at an average repurchase price of $199.73 and $199.42 per share, respectively. At July 31, 2023, no shares remained available for repurchase under the September 2016 repurchase program. At July 31, 2023, $4.91 billion remained available for repurchase under the November 2022 repurchase program approved by the Board of Directors.

Changes in stockholders' equity by component, net of tax, as of July 31, 2022, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2022	218	$2,923	$(124)	$(1,950)	$849
Common shares issued under stock plans	1	(10)	—	—	(10)
Stock-based compensation expense	—	146	—	—	146
Shares issued related to business combination	—	10	—	—	10
Net income	—	—	—	146	146
Other comprehensive loss	—	—	(24)	—	(24)
Repurchase and retirement of common shares (1)	(2)	(97)	—	(339)	(436)
Balances, April 30, 2022	217	2,972	(148)	(2,143)	681
Common shares issued under stock plans	—	(17)	—	—	(17)
Stock-based compensation expense	—	163	—	—	163
Settlement of liability-classified restricted common shares	—	5	—	—	5
Net income	—	—	—	186	186
Other comprehensive loss	—	—	(21)	—	(21)
Repurchase and retirement of common shares (1)	(1)	(34)	—	(223)	(257)
Balances, July 31, 2022	216	$3,089	$(169)	$(2,180)	$740
 ________________
(1)During the three and six months ended July 31, 2022, Autodesk repurchased 1 million and 3 million shares at an average repurchase price of $181.64 and $199.45 per share, respectively. At July 31, 2022, 5 million shares remained available for repurchase under the September 2016 repurchase program approved by the Board of Directors.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2023:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2023	$64	$18	$(19)	$(248)	$(185)
Other comprehensive income before reclassifications	11	—	—	9	20
Pre-tax loss reclassified from accumulated other comprehensive loss	(40)	(1)	—	—	(41)
Tax effects	3	—	—	5	8
Net current period other comprehensive (loss) income	(26)	(1)	—	14	(13)
Balances, July 31, 2023	$38	$17	$(19)	$(234)	$(198)

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2022:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2022	$24	$18	$(16)	$(150)	$(124)
Other comprehensive income (loss) before reclassifications	90	3	—	(122)	(29)
Pre-tax losses reclassified from accumulated other comprehensive loss	(5)	—	—	—	(5)
Tax effects	(12)	—	—	1	(11)
Net current period other comprehensive income (loss)	73	3	—	(121)	(45)
Balances, July 31, 2022	$97	$21	$(16)	$(271)	$(169)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other (expense) income, net.” Refer to Note 15, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other (expense) income, net.”

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net income	$222	$186	$383	$332
Denominator:
Denominator for basic net income per share—weighted average shares	214	217	214	217
Effect of dilutive securities	1	1	2	1
Denominator for dilutive net income per share	215	218	216	218
Basic net income per share	$1.04	$0.86	$1.79	$1.53
Diluted net income per share	$1.03	$0.85	$1.77	$1.52

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and six months ended July 31, 2023, there were 436 thousand and 512 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and six months ended July 31, 2022, there were 1,705 thousand and 1,118 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	July 31, 2023	January 31, 2023
Long-lived assets (1):
Americas
U.S.	$258	$256
Other Americas	16	13
Total Americas	274	269
Europe, Middle East, and Africa	65	72
Asia Pacific	45	48
Total long-lived assets	$384	$389
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Six Months Ended July 31, 2023,” and in “Results of Operations-Overview.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Quarterly Report on Form 10-Q appears at the end of this Item 2.

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

To support our strategic priority of digital transformation in Architecture, Engineering, and Construction (“AEC”), we are strengthening our AEC solutions’ foundation with both organic and inorganic investments. In fiscal 2024, we launched the first set of capabilities in Autodesk Forma, an industry cloud that unifies workflows across the teams that design, build, and operate the built environment. Autodesk Forma’s initial capabilities enable the early-stage planning and design process with automation and AI-powered insights that simplify the exploration of design concepts, offload repetitive tasks, and help evaluate environmental qualities surrounding a building site. In fiscal 2023, we acquired a cloud-connected, extended reality (XR) platform enabling AEC professionals to present, collaborate and review projects in immersive and interactive experiences, from anywhere and at any time. This acquisition enables Autodesk to meet increasing needs for augmented reality (AR) and virtual reality (VR) technology advancements within the AEC industry and further support AEC customers throughout the project delivery lifecycle. In fiscal 2022, we acquired Storm UK Holdco Limited, the parent of Innovyze, Inc. (“Innovyze”), which provides water infrastructure software. Combining Innovyze’s hydraulic modeling, simulation, asset performance management and operational analytics solutions with Autodesk’s design and analysis solutions (including Autodesk Civil 3D, Autodesk InfraWorks, and the Autodesk Construction Cloud) enables us to deliver end-to-end, cloud-based solutions for our water infrastructure customers that drive efficiency and sustainability. Other acquisitions in fiscal 2022 include a cloud-based estimating solution that enables construction teams to create estimates, perform digital takeoffs, generate detailed reports and proposals and manage bid-day processes. Additionally, in fiscal 2022, we launched Autodesk Tandem, a cloud-based digital twin technology platform that extends digital project delivery by providing owner/operators with an easy to use, accurate, digital as-built model of a newly built or renovated facility. For owner/operators, this accelerates operational readiness and extends the value of BIM downstream into the owner/operator segment.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our direct channels include internal sales resources focused on selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. Our indirect channels primarily include value added resellers, direct market resellers, distributors, and other software developers. We have entered into transition agreements with certain of our distributors, including TD Synnex, to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase its selling efforts with value-added resellers and agents. We introduced a new transaction model for our token-based Flex offering whereby customers will still receive ongoing support and services from value added resellers but will transact directly with Autodesk. This new transaction model was expanded with our token-based Flex offering in North America, and certain countries in EMEA and APAC during fiscal 2024. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and six months ended July 31, 2023 and 2022.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2023

•Total net revenue increased 9% during both the three and six months ended July 31, 2023, to $1,345 million and $2,614 million, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% for both the three and six months ended July 31, 2023, and remained flat as compared to both periods in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110%, on a constant currency basis, for both the three and six months ended July 31, 2023 and 2022.
•Deferred revenue was $4.23 billion, a decrease of 8% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $5.22 billion, a decrease of 7% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $3.51 billion, less than 1% decrease compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 9% during both the three and six months ended July 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to a 9% and 10% increase in subscription revenue, respectively, partially offset by an 18% and 20% decrease in maintenance revenue, respectively.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to TD Synnex accounted for 40% of our total net revenue for both the three and six months ended July 31, 2023. Total sales to TD Synnex accounted for 37% of our total net revenue for both the three and six months ended July 31, 2022. Ingram Micro accounted for 8% of Autodesk's total net revenue during both the three and six months ended July 31, 2023. During both the three and six months ended July 31, 2022, total sales to Ingram Micro accounted for 9% of Autodesk’s total net revenue. Our customers through TD Synnex and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. We entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro, to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, we intend to increase our selling efforts with value-added resellers and agents. Consequently, we believe our business is not substantially dependent on TD Synnex or Ingram Micro.
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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2023 and 2022:

	Three Months Ended July 31, 2023	Change compared to prior fiscal year		Three Months Ended July 31, 2022
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,316	$99	8%	$1,217
As a percentage of net revenue	98%	N/A	N/A	98%

	Six Months Ended July 31, 2023	Change compared to prior fiscal year		Six Months Ended July 31, 2022
		$	%
Recurring Revenue (1)	$2,560	$199	8%	$2,361
As a percentage of net revenue	98%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110%, on a constant currency basis, for both the three and six months ended July 31, 2023 and 2022.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2023			Six Months Ended July 31, 2023
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	9%	12%	Negative	9%	12%	Negative
Total spend	9%	11%	Positive	9%	12%	Positive
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

(in millions)	July 31, 2023	January 31, 2023
Deferred revenue	$4,233	$4,580
Unbilled deferred revenue	991	1,043
RPO	$5,224	$5,623

RPO consisted of the following:

(in millions)	July 31, 2023	January 31, 2023
Current RPO	$3,512	$3,518
Non-current RPO	1,712	2,105
RPO	$5,224	$5,623

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations. Historically, we have had increased EBA sales activity in our fourth fiscal quarter and this seasonality may affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters. As customers transition from multi-year subscription contracts billed upfront to annual billing installments, some customers may choose annual contracts instead. If this were to occur, we would expect it to proportionately reduce the unbilled portion of our total remaining performance obligations and would expect it to impact total RPO growth rates negatively. Deferred revenue, billings, current RPO, revenue, Non-GAAP operating margin, and free cash flow would remain broadly unchanged in this scenario.

Balance Sheet and Cash Flow Items

At July 31, 2023, we had $2.29 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $858 million for the six months ended July 31, 2023, compared to $691 million for the six months ended July 31, 2022. We repurchased 3.1 million shares of our common stock for $621 million during the six months ended July 31, 2023. Comparatively, we repurchased 3.5 million shares of our common stock for $693 million during the six months ended July 31, 2022. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2023	$	%	July 31, 2022
Net Revenue:
Subscription	$1,270	$110	9%	$1,160	Increase due to growth in the subscriber base across subscription types, led by subscription renewal revenue with current-year subscription renewals reflecting new subscriptions sold in prior period. Also contributing to the growth was an increase in revenue from EBA offerings and Cloud Service Offerings.
Maintenance	14	(3)	(18)%	17
Total subscription and maintenance revenue	1,284	107	9%	1,177
Other	61	1	2%	60
	$1,345	$108	9%	$1,237

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2023	$	%	July 31, 2022
Net Revenue:
Subscription	$2,463	$214	10%	$2,249	Increase due to growth in the subscriber base across subscription types, led by subscription renewal revenue with current-year subscription renewals reflecting new subscriptions sold in a prior period. Also contributing to the growth was an increase in revenue from EBA offerings and Cloud Service Offerings.
Maintenance	28	(7)	(20)%	35
Total subscription and maintenance revenue	2,491	207	9%	2,284
Other	123	—	—%	123
	$2,614	$207	9%	$2,407

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2023	$	%	July 31, 2022
Net Revenue by Product Family:
AEC	$627	$63	11%	$564	Increase due to growth in revenue from AEC Collections, EBAs, Autodesk Build, and Revit.
AutoCAD and AutoCAD LT	364	20	6%	344	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	256	14	6%	242	Increase due to growth in revenue from Fusion 360, EBAs, MFG Collections, and Inventor.
M&E	74	3	4%	71	Increase due to growth in revenue from EBAs, 3DS Max, and Flame.
Other	24	8	50%	16
Total Net Revenue	$1,345	$108	9%	$1,237

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2023	$	%	July 31, 2022
Net Revenue by Product Family:
AEC	$1,209	$108	10%	$1,101	Increase due to growth in revenue from AEC Collections, EBAs, Autodesk Build, and Revit.
ACAD and AutoCAD LT	713	42	6%	671	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	502	35	7%	467	Increase due to growth in revenue from MFG Collections, Fusion360, EBAs, and Inventor.
M&E	145	6	4%	139	Increase due to growth in revenue from EBAs, 3DS Max, and Flame.
Other	45	16	55%	29
Total Net Revenue	$2,614	$207	9%	$2,407

Net Revenue by Geographic Area

	Three Months Ended July 31, 2023	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended July 31, 2022
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$485	$61	14%	*	$424
Other Americas	104	13	14%	*	91
Total Americas	589	74	14%	15%	515
EMEA	506	33	7%	11%	473
APAC	250	1	—%	6%	249
Total Net Revenue	$1,345	$108	9%	12%	$1,237

	Six Months Ended July 31, 2023	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2022
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$941	$119	14%	*	$822
Other Americas	201	24	14%	*	177
Total Americas	1,142	143	14%	15%	999
EMEA	980	58	6%	11%	922
APAC	492	6	1%	7%	486
Total Net Revenue	$2,614	$207	9%	12%	$2,407
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2023	$	%	July 31, 2022
Net Revenue by Sales Channel:
Indirect	$850	$34	4%	$816	Increase due to growth in subscription revenue, led by product subscription renewal revenue from a growing subscriber base.
Direct	495	74	18%	421	Increase due to revenues from our online Autodesk branded store and EBAs.
Total Net Revenue	$1,345	$108	9%	$1,237

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2023	$	%	July 31, 2022
Net Revenue by Sales Channel:
Indirect	$1,670	$85	5%	$1,585	Increase due to growth in subscription revenue, led by product subscription renewal revenue from a growing subscriber base.
Direct	944	122	15%	822	Increase due to revenues from our online Autodesk branded store and EBAs.
Total Net Revenue	$2,614	$207	9%	$2,407

We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue with the continued growth of our online Autodesk branded store, expanding our token-based Flex offering transactions with value-added resellers, and transacting directly with more end customers.

Net Revenue by Product Type

	Three Months Ended July 31, 2023	Change compared to prior fiscal year		Three Months Ended July 31, 2022
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,154	$90	8%	$1,064	Increase due to growth in AEC & MFG collections, EBA offerings, and AutoCAD Family and AutoCAD LT.
Make	130	17	15%	113	Increase primarily due to growth in revenue from Fusion 360, ACS, and BIM 360 products.
Other	61	1	2%	60
Total Net Revenue	$1,345	$108	9%	$1,237

	Six Months Ended July 31, 2023	Change compared to prior fiscal year		Six Months Ended July 31, 2022
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$2,240	$172	8%	$2,068	Increase due to growth in AEC & MFG collections, EBA offerings, and AutoCAD Family and AutoCAD LT.
Make	251	35	16%	216	Increase primarily due to growth in revenue from Fusion 360, ACS, and BIM 360 products.
Other	123	—	—%	123
Total Net Revenue	$2,614	$207	9%	$2,407

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2023	$	%	July 31, 2022
Cost of revenue:
Subscription and maintenance	$95	$12	14%	$83	Increase primarily due to employee related costs driven by higher headcount and cloud hosting costs.
Other	21	—	—%	21	Remained flat as compared to the prior period.
Amortization of developed technologies	11	(4)	(27)%	15	The decrease is primarily due to previously acquired assets that continue to become fully amortized offset by amortization of acquired developed technologies as a result of an acquisition in the first quarter of fiscal 2024.
Total cost of revenue	$127	$8	7%	$119

Operating expenses:
Marketing and sales	$449	$16	4%	$433	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount, merit increases, and sales commission expense as well as an increase in cloud hosting costs partially offset by an increase in capitalized software costs.
Research and development	355	49	16%	306	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount.
General and administrative	141	13	10%	128	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount as well as an increase in cloud hosting costs, and lower capitalized software costs partially offset by a decrease in professional fees.
Amortization of purchased intangibles	11	2	22%	9	The increase is primarily due to amortization of acquired intangibles as a result of an acquisition in the first quarter of fiscal 2024 offset by previously acquired assets that continue to become fully amortized.
Total operating expenses	$956	$80	9%	$876

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2023	$	%	July 31, 2022
Cost of revenue:
Subscription and maintenance	$191	$24	14%	$167	Increase primarily due to employee-related costs driven by higher headcount, cloud hosting costs, and professional fees as well as an increase in stock-based compensation expense.
Other	41	1	3%	40	Increase primarily due to employee-related costs driven by higher headcount as well as an increase in stock-based compensation expense partially offset by a decrease in professional fees.
Amortization of developed technologies	22	(7)	(24)%	29	The decrease is primarily due to previously acquired assets that continue to become fully amortized offset by amortization of acquired developed technologies as a result of an acquisition in the first quarter of fiscal 2024.
Total cost of revenue	$254	$18	8%	$236

Operating expenses:
Marketing and sales	$905	$53	6%	$852	Increase primarily due to employee-related costs driven by an increase in travel and entertainment expense and higher headcount as well as an increase in stock-based compensation expense and advertisement and promotion costs.
Research and development	682	87	15%	595	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount, cloud hosting costs, and professional fees.
General and administrative	273	25	10%	248	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount as well as an increase in cloud hosting costs, and lower capitalized software costs partially offset by a decrease in professional fees.
Amortization of purchased intangibles	21	1	5%	20	The increase is primarily due to amortization of acquired intangibles as a result of an acquisition in the first quarter of fiscal 2024 offset by previously acquired assets that continue to become fully amortized.
Total operating expenses	$1,881	$166	10%	$1,715

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the third quarter of fiscal 2024, as compared to the third quarter of fiscal 2023:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Decrease	Decrease
Research and development	Increase	Flat
General and administrative	Increase	Flat
Amortization of purchased intangibles	Flat	Flat

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2023	2022	2023	2022
Interest and investment income (expense), net	$9	$(20)	$11	$(49)
Gain on foreign currency	—	4	1	14
(Loss) gain on strategic investments	(15)	2	(15)	2
Other income	2	4	3	4
Interest and other (expense) income, net	$(4)	$(10)	$—	$(29)

Interest and other expense, net, decreased by $6 million during the three months ended July 31, 2023, and interest and other expense, net, decreased by $29 million during the six months ended July 31, 2023, as compared to the same period in the prior fiscal year. The decrease in the three months ended July 31, 2023, as compared to the same period in the prior fiscal year was primarily due to an increase in interest income and gains in the current period as compared to losses in the prior year period for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans offset by an increase in impairments of strategic investment equity securities. The decrease in the six months ended July 31, 2023, as compared to the same period in the prior fiscal year was primarily due to an increase in interest income, gains in the current period as compared to losses in the prior year period for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans offset by an increase in impairments of strategic investment equity securities and decrease in gains on foreign currency in the current period compared to the same period in the prior fiscal year due to foreign currency exchange rate fluctuations.

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

We had an income tax expense of $36 million, relative to pre-tax income of $258 million for the three months ended July 31, 2023, and an income tax expense of $46 million, relative to pre-tax income of $232 million for the three months ended July 31, 2022. Income tax expense for the three months ended July 31, 2023, reflects income tax benefit arising from the temporary relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations and reduced U.S. foreign derived intangible income tax benefit, offset by increased withholding tax expense, increased tax expense relating to stock-based compensation, resulting in net tax expense decrease year over year.

We had an income tax expense of $96 million, relative to pre-tax income of $479 million for the six months ended July 31, 2023, and an income tax expense of $95 million, relative to pre-tax income of $427 million for the six months ended July 31, 2022. Income tax expense for the six months ended July 31, 2023, reflects income tax benefit arising from the temporary relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations and reduced U.S. foreign derived intangible income tax benefit, offset by increased withholding tax expense, increased tax expense relating to stock-based compensation.

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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on all or part of our Australia, New Zealand, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that some or all of the deferred tax assets will not be realized.

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

As of July 31, 2023, we had $220 million of gross unrecognized tax benefits, of which $181 million would impact the effective tax rate, if recognized. The remaining $38 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will decrease in the next twelve months for statute lapse of approximately $2 million.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2023 and 2022, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(Unaudited)
Gross profit	$1,218	$1,118	$2,360	$2,171
Non-GAAP gross profit	$1,243	$1,144	$2,406	$2,221
Income from operations	$262	$242	$479	$456
Non-GAAP income from operations	$489	$444	$893	$841
Operating margin	19%	20%	18%	19%
Non-GAAP operating margin	36%	36%	34%	35%
Net income	$222	$186	$383	$332
Non-GAAP net income	$410	$359	$744	$673
GAAP diluted net income per share	$1.03	$0.85	$1.77	$1.52
Non-GAAP diluted net income per share	$1.91	$1.65	$3.44	$3.09

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(Unaudited)
Gross profit	$1,218	$1,118	$2,360	$2,171
Stock-based compensation expense	14	12	26	23
Amortization of developed technologies	11	14	20	27
Non-GAAP gross profit	$1,243	$1,144	$2,406	$2,221

Income from operations	$262	$242	$479	$456
Stock-based compensation expense	197	169	362	324
Amortization of developed technologies	11	14	20	27
Amortization of purchased intangibles	10	9	20	20
Acquisition-related costs	2	3	5	6
Lease-related asset impairments and other charges	7	7	7	8
Non-GAAP income from operations	$489	$444	$893	$841

Operating margin	19%	20%	18%	19%
Stock-based compensation expense	15%	14%	14%	13%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Lease-related asset impairments and other charges	1%	1%	—%	—%
Non-GAAP operating margin (1)	36%	36%	34%	35%

Net income	$222	$186	$383	$332
Stock-based compensation expense	197	169	362	324
Amortization of developed technologies	11	14	20	27
Amortization of purchased intangibles	10	9	20	20
Acquisition-related costs	2	3	5	6
Lease-related asset impairments and other charges	7	7	7	8
Loss (gain) on strategic investments and dispositions, net	15	(1)	15	(1)
Discrete tax provision items	(19)	2	(25)	(6)
Establishment of valuation allowance on deferred tax assets	1	—	1	—
Income tax effect of non-GAAP adjustments	(36)	(30)	(44)	(37)
Non-GAAP net income	$410	$359	$744	$673

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	(Unaudited)
Diluted net income per share	$1.03	$0.85	$1.77	$1.52
Stock-based compensation expense	0.92	0.78	1.68	1.49
Amortization of developed technologies	0.05	0.06	0.09	0.12
Amortization of purchased intangibles	0.05	0.04	0.09	0.09
Acquisition-related costs	0.01	0.01	0.02	0.03
Lease-related asset impairments and other charges	0.03	0.04	0.03	0.04
Loss on strategic investments and dispositions, net	0.07	—	0.07	—
Discrete tax provision items	(0.09)	0.01	(0.12)	(0.03)
Income tax effect of non-GAAP adjustments	(0.16)	(0.14)	(0.19)	(0.17)
Non-GAAP diluted net income per share	$1.91	$1.65	$3.44	$3.09
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

At July 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.29 billion and net accounts receivable of $402 million.

In November 2022, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At July 31, 2023, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of August 29, 2023, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and recent amendments to the Credit Agreement. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of July 31, 2023, we have $2.30 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2023, approximately 63% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Six Months Ended July 31,
(in millions)	2023	2022
Net cash provided by operating activities	$858	$691
Net cash used in investing activities	(418)	(23)
Net cash used in financing activities	(665)	(733)

Net cash provided by operating activities of $858 million for the six months ended July 31, 2023, primarily consisted of $383 million of our net income adjusted for $337 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, and deferred income tax. Cash provided by working capital increased due to the change in accounts receivable of $559 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers offset in part by a decrease in deferred revenue of $350 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter and the change in accounts payable and other liabilities of $115 million primarily due to the timing of payments related to employee compensation and related costs.

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

Net cash used in investing activities was $418 million for the six months ended July 31, 2023, primarily due to purchases of marketable securities partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $23 million for the six months ended July 31, 2022, primarily due to purchases of marketable securities, business combinations, net of cash acquired, and purchases of strategic investments partially offset by the sales and maturities of marketable securities.

Net cash used in financing activities was $665 million and $733 million for the six months ended July 31, 2023 and 2022, respectively, primarily due to repurchases of common stock.

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

The following tables provide information about the repurchase of common stock in open-market transactions during the three months ended July 31, 2023:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	2	$195.78	2	—
Total	2	$195.78	2
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in September 2016.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in September 2016 that authorized the repurchase of 30 million shares. At July 31, 2023, no shares remained available for repurchase under the September 2016 repurchase program. See Part I, Item 1, “Financial Statements,” Note 17, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
May 1 - May 31	256	$194.49	256	$4,950
June 1 - June 30	32	203.59	32	$4,944
July 1- July 31	147	208.01	147	$4,913
Total	435	$199.74	435
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in November 2022.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in November 2022 that authorized the repurchase of $5 billion. At July 31, 2023, $4.91 billion remained available for repurchase under the November 2022 repurchase program. The plan does not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 17, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2023, and January 31, 2023, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, Japanese yen, British pounds, Indian rupees, Canadian dollars, Australian dollars, Singapore dollars, Swiss francs, Swedish krona, and Czech koruna. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	July 31, 2023		January 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$936	$4	$711	$13
Sold	896	(4)	1,755	(11)
Option Contracts:
Purchased	1,064	9	904	5
Sold	1,152	(8)	974	(23)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2023, and January 31, 2023, would increase the fair value of our foreign currency contracts by $74 million and $149 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2023, and January 31, 2023, would decrease the fair value of our foreign currency contracts by $61 million and $191 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At July 31, 2023, we had $1.41 billion of cash equivalents and marketable securities, including $359 million classified as short-term marketable securities and $219 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We operate in a rapidly changing environment that involves significant risks, a number of which are beyond our control. In addition to the other information contained in this Quarterly Report on Form 10-Q, the following discussion highlights some of these risks and the possible impact of these factors on our business, financial condition, and future results of operations. If any of the following risks actually occur, our business, financial condition, or results of operations may be adversely impacted, causing the trading price of our common stock to decline. In addition, these risks and uncertainties may impact the forward-looking statements described elsewhere in this Quarterly Report on Form 10-Q and in the documents incorporated herein by reference. They could affect our actual results of operations, causing them to differ materially from those expressed in forward-looking statements.

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
•Increasing regulatory focus on privacy, data protection, and information security issues and expanding laws.
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

Risks Relating to Our Business and Strategy

Our strategy to develop and introduce new products and services exposes us to risks such as limited customer acceptance (both with new and existing customers),, costs related to product defects, and large expenditures, each of which may result in no additional net revenue or decreased net revenue.

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

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2023 and the six months ended July 31, 2023. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 64% and 66% of our net revenue for the six months ended July 31, 2023 and 2022, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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
•our ability to successfully introduce and expand new transaction models;
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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2023 and 2022, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 27% and 28% of our total net revenue, respectively.

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

Risks Relating to Our Operations

Security breaches or incidents may compromise the integrity of our or our customers’ systems, solutions, offerings, services, applications, data, or intellectual property, harm our reputation, damage our competitiveness, create additional liability, and adversely impact our financial results.

As we digitize Autodesk and use cloud- and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use, disclosure, or other processing of, our and our customers’ information. Like other software offerings and systems, ours are vulnerable to security breaches and incidents, including those from acquired companies. Also, our ability to mitigate the risk of security breaches and incidents may be impacted by our limited control over our customers or third-party technology providers and vendors, or the processing of data by third-party technology providers and vendors, which may not allow us to maintain the integrity or security of such transmissions or processing. We devote significant resources in an effort to maintain the security and integrity of our systems, offerings, services, and applications (online, mobile, and desktop). Despite these efforts, we may not prevent security breaches or incidents, and we may face delays or other difficulties in identifying, responding to, or remediating security breaches or incidents.

Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. To date, such identified security events have not been material or significant to us or our customers, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant. Security breaches or incidents could disrupt the proper functioning of our systems, solutions, offerings, applications, or services; cause errors in the output of our customers’ work; allow unauthorized access to or unauthorized use, disclosure, modification, loss, unavailability, or destruction of, sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive or disruptive outcomes. The risk of a security incident, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include, among others, identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, malware, bugs, vulnerabilities, advanced persistent threats, application-centric attacks, peer-to-peer attacks, social engineering, phishing, credential stuffing, malicious file uploads, backdoor trojans, supply chain attacks, ransomware attacks, and distributed denial of service attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, customers, or users to disclose information to gain access to our data or our customers’ or users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. These existing risks are compounded given the shift in recent years to work-from-home arrangements for a large population of employees and contractors, as well as employees and contractors of our third-party technology providers and vendors, and the risks could also be elevated in connection with the Russian invasion of Ukraine as we and our third-party technology providers and vendors are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies. Despite our significant efforts to create security barriers to such threats, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information.

Many governments have enacted laws requiring companies to provide notice of security breaches or incidents involving certain types of personal data and personal information. We are also contractually required to notify certain customers of certain security breaches or incidents. Any security breach or incident suffered, or believed to have been suffered, by us or by our technology providers or vendors could result in harm to our reputation and competitive position, difficulty attracting new customers, retaining existing customers, and securing payment from customers, our expenditure of significant capital and other resources to evaluate and alleviate the security incident and to try to prevent further or additional incidents, and regulatory inquiries, investigations, and other proceedings, private claims, demands, and lawsuits, and other potential liability. We could incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a security breach or incident, and our financial performance could be negatively impacted.

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

We rely on third parties, such as Amazon Web Services, to provide us with operational and technical services. These third parties may have access to our systems, provide hosting services, or otherwise process data about us or our customers, employees, or partners. Our ability to monitor such third parties’ security measures is limited. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our such third parties’ systems have not been breached or otherwise compromised or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in an incident, breach, or other disruption to, our or these third parties’ systems. Any security breach or incident involving such third parties could compromise the integrity or availability of, or result in the theft or unauthorized use, modification, or other processing of, our and our customers’ data. In addition, our operations or the operations of our customers or partners could be negatively affected in the event of a security breach or incident and could be subject to the loss or theft of confidential or proprietary information, including source code. Unauthorized access to or other processing of data and other confidential or proprietary information may be obtained through break-ins, network breaches by unauthorized parties, employee theft or misuse, or other misconduct. If any of the foregoing were to occur or to be perceived to occur, our reputation may suffer, our competitive position may be diminished, customers may buy fewer of our offerings and services, we could face lawsuits, regulatory investigation, fines, and potential liability, and our financial results could be negatively impacted.

Delays in service from third-party service providers could expose us to liability, harm our reputation, damage our competitiveness, and adversely impact our financial results.

From time to time, we may rely on a single or limited number of suppliers, or upon suppliers in a single country, for the provision of services and materials that we use in the operation of our business and production of our solutions. Inability of such third parties to satisfy our requirements could disrupt our operations or make it more difficult for us to implement our strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under laws relating to privacy, data protection, and information security in certain jurisdictions, and our financial results could be negatively impacted.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the six months ended July 31, 2023 and 2022, approximately 64% and 66%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 40% and 37% of our total net revenue for the six months ended July 31, 2023 and 2022, respectively, and Ingram Micro accounted for 8% and 9% of our total net revenue for the six months ended July 31, 2023 and 2022, respectively. During October 2022, we entered into a transition agreements with each of TD Synnex and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with such transition agreements, we intend to increase our selling efforts with value-added resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex and Ingram Micro will be able to continue to do so, and following the transition period, we believe such resellers and end users will be able to continue to purchase our products from our value-added resellers, our agents or from one of our many other distributors or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex or Ingram Micro were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, value added resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

Our strategy to digitize Autodesk involves increasing our use of cloud- and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect and otherwise process customer data, which may include personal data and personal information of users from different jurisdictions globally. We also collect and otherwise process personal data and personal information of our employees and contractors. As a result, federal, state, and global laws relating to privacy, data protection, and information security apply to Autodesk’s personal data and personal information processing activities. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules and is likely to remain uncertain for the foreseeable future. We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. Globally, laws such as the General Data Protection Regulation (EU) 2016/679 (“GDPR”) in the European Union (“EU”) and the Personal Information Protection Law (“PIPL”) in China have been enacted, and numerous other countries have proposed or have enacted laws concerning privacy, data protection, and information security. In addition, new and emerging state laws in the United States governing privacy, data protection, and information security, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and numerous laws in other states, many of which provide for obligations similar to the CCPA and CPRA, have been enacted. These laws and regulations, as well as industry self-regulatory codes, industry standards, and other actual and asserted obligations to which we are or may be asserted to be subject, create new compliance obligations and substantially expand the scope of potential liability and provide greater penalties for non-compliance. For example, the GDPR provides for penalties of up to €20 million or 4% of a company’s annual global revenue, whichever is greater, the PIPL provides for penalties of up to 50 million renminbi or 5% of a company's annual revenue and disgorgement of all illegal gains, whichever is greater, and the CCPA provides for penalties of up to $7,500 per violation. These laws, regulations, and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., artificial intelligence and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of expanded obligations in our contracts.

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

In addition, the United Kingdom’s (“UK”) exit from the EU, and ongoing developments in the UK, have created uncertainty with regard to data protection regulation in the UK. Data processing in the UK is now governed by the UK General Data Protection Regulation and supplemented by other domestic data protection laws, such as the UK Data Protection Act 2018, which authorizes fines of up to £17.5 million or 4% of annual global revenue, whichever is higher. We are also exposed to potentially divergent enforcement actions for certain violations. Furthermore, the new SCCs apply only to the transfer of personal data outside the EU and not the UK. Although the European Commission adopted an adequacy decision for the UK on June 28, 2021, allowing the continued flow of personal data from the EU to the UK, this decision will be regularly reviewed going forward and may be revoked if the UK diverges from its current adequate data protection laws following its exit from the EU. On February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK (“UK SCCs”), which became effective March 21, 2022. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework (“EU-U.S. DPF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. We are evaluating whether the EU-U.S. DPF will be appropriate for us to utilize. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission.

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

Several other countries, including China, Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border data transfers. There is also an increasing trend towards data localization policies. For example, in 2021, China introduced localization requirements for certain data. Other countries, such as India, also are considering data localization requirements. If this trend continues, and countries implement more restrictive regulations for cross-border personal data transfers (or do not permit personal data to leave the country of origin), it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and our business, financial condition, and results of operations in those jurisdictions could be impacted.

In addition, the CPRA and many of the other new state laws addressing privacy and information security, including those that have become or will become effective in 2023, provide for additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights. The CPRA also created a new agency to implement and enforce the law. These new state laws have required us to modify our data processing practices and policies and may cause us to make additional modifications, and to incur substantial costs and expenses, in our efforts to comply. Laws in all 50 states, and some of our contracts, require us to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. Also, if third parties we work with, such as suppliers, violate applicable data protection laws or regulations, such violations may also put our users’ information at risk and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, in addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional, or different self-regulatory standards that may place, or be asserted to place, additional burdens on us. Evolving legislation and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and have and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of previously useful data, potentially exposing us to additional expense, adverse publicity, and liability.

In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are likely to be replaced by an EU regulation known as the ePrivacy Regulation, which is expected to significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is under development, recent European case law and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. This could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our customers.

Governments, regulators, plaintiffs’ attorneys, privacy advocates have increased their focus on how companies collect, process, use, store, share, and transmit personal data and personal information. Any perception of our practices, products, offerings, or services as a violation of individual privacy or data protection rights may subject us to public criticism, lawsuits, reputational harm, or investigations, claims, demands, or other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and expose us to increased liability. Moreover, because the interpretation and application of many laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and information security are uncertain, it is possible that these laws, regulations, and obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products, offerings, and services. We could be required to fundamentally change our business activities and practices or modify our offerings and services, any of which could require significant additional expense and adversely affect our business, including impacting our ability to innovate, delaying our development roadmap and adversely affecting our relationships with customers and our ability to compete. If we are obligated to fundamentally change our business activities and practices or modify our products, offerings, or services, we may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new products, offerings, and services could be limited.

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

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of July 31, 2023, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

There were no sales of unregistered securities during the three months ended July 31, 2023.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled "Issuer Purchases of Equity Securities" in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ended July 31, 2023, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 26, 2023, Dr. Andrew Anagnost, our CEO, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 112,061 shares of our common stock, net of shares withheld for taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 26, 2024, or earlier if all transactions under the trading arrangement are completed.

On May 26, 2023, Deborah L. Clifford, our CFO, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 41,149 shares of our common stock, net of shares withheld for taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 12, 2024, or earlier if all transactions under the trading arrangement are completed.

On June 30, 2023, Lorrie Norrington, one of our Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 2,148 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 29, 2023, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the fiscal quarter ended July 31, 2023.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Qyarterly Report on Form 10-Q.

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

Dated: August 29, 2023

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Vice President and Chief Accounting Officer
(Principal Accounting Officer)