Form 10-Q
period 2023-10-31
Autodesk, Inc.
filed 2023-12-04
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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

As of November 27, 2023, registrant had outstanding 213,915,325 shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net revenue:
Subscription	$1,314	$1,188	$3,777	$3,437
Maintenance	12	16	40	51
Total subscription and maintenance revenue	1,326	1,204	3,817	3,488
Other	88	76	211	199
Total net revenue	1,414	1,280	4,028	3,687
Cost of revenue:
Cost of subscription and maintenance revenue	94	86	285	253
Cost of other revenue	21	19	62	59
Amortization of developed technologies	12	15	34	44
Total cost of revenue	127	120	381	356
Gross profit	1,287	1,160	3,647	3,331
Operating expenses:
Marketing and sales	439	454	1,344	1,306
Research and development	339	311	1,021	906
General and administrative	165	129	438	377
Amortization of purchased intangibles	10	10	31	30
Total operating expenses	953	904	2,834	2,619
Income from operations	334	256	813	712
Interest and other expense, net	(14)	(14)	(14)	(43)
Income before income taxes	320	242	799	669
Provision for income taxes	(79)	(44)	(175)	(139)
Net income	$241	$198	$624	$530
Basic net income per share	$1.13	$0.92	$2.92	$2.44
Diluted net income per share	$1.12	$0.91	$2.89	$2.43
Weighted average shares used in computing basic net income per share	214	216	214	217
Weighted average shares used in computing diluted net income per share	216	217	216	218

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income	$241	$198	$624	$530
Other comprehensive income (loss), net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of zero, $(5), $3, and $(17), respectively)	4	26	(22)	99
Change in net unrealized (loss) gain on available-for-sale debt securities (net of tax effect of zero for all periods presented)	(1)	—	(2)	3
Net change in cumulative foreign currency translation loss (net of tax effect of zero, zero, $5, and $1, respectively)	(62)	(64)	(48)	(185)
Total other comprehensive loss	(59)	(38)	(72)	(83)
Total comprehensive income	$182	$160	$552	$447

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2023	January 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,526	$1,947
Marketable securities	428	125
Accounts receivable, net	579	961
Prepaid expenses and other current assets	406	308
Total current assets	2,939	3,341
Long-term marketable securities	219	102
Computer equipment, software, furniture and leasehold improvements, net	128	144
Operating lease right-of-use assets	237	245
Intangible assets, net	411	407
Goodwill	3,604	3,625
Deferred income taxes, net	1,122	1,014
Long-term other assets	566	560
Total assets	$9,226	$9,438
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127	$102
Accrued compensation	378	358
Accrued income taxes	64	33
Deferred revenue	3,120	3,203
Operating lease liabilities	71	85
Other accrued liabilities	152	219
Total current liabilities	3,912	4,000
Long-term deferred revenue	903	1,377
Long-term operating lease liabilities	294	300
Long-term income taxes payable	161	164
Long-term deferred income taxes	31	32
Long-term notes payable, net	2,283	2,281
Long-term other liabilities	160	139
Stockholders’ equity:
Common stock and additional paid-in capital	3,678	3,325
Accumulated other comprehensive loss	(257)	(185)
Accumulated deficit	(1,939)	(1,995)
Total stockholders’ equity	1,482	1,145
Total liabilities and stockholders’ equity	$9,226	$9,438

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2023	2022
Operating activities:
Net income	$624	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	102	113
Stock-based compensation expense	544	493
Deferred income taxes	(116)	(98)
Lease-related asset impairments	7	21
Other	(15)	13
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	380	70
Prepaid expenses and other assets	(51)	1
Accounts payable and other liabilities	(77)	(76)
Deferred revenue	(551)	14
Accrued income taxes	29	79
Net cash provided by operating activities	876	1,160
Investing activities:
Purchases of marketable securities	(944)	(199)
Sales and maturities of marketable securities	529	302
Capital expenditures	(21)	(32)
Purchases of intangible assets	(25)	(6)
Business combinations, net of cash acquired	(44)	(96)
Other investing activities	(19)	(53)
Net cash used in investing activities	(524)	(84)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	130	124
Taxes paid related to net share settlement of equity awards	(153)	(127)
Repurchases of common stock	(730)	(894)
Net cash used in financing activities	(753)	(897)
Effect of exchange rate changes on cash and cash equivalents	(20)	(42)
Net decrease in cash and cash equivalents	(421)	137
Cash and cash equivalents at beginning of period	1,947	1,528
Cash and cash equivalents at end of period	$1,526	$1,665

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$9	$8
Fair value of common stock issued related to business combinations	$—	$10

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2023, and for the three and nine months ended October 31, 2023 and 2022, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2023, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2024, or for any other period. Further, the balance sheet as of January 31, 2023, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2023. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed on March 14, 2023.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2023, that are applicable to the Company.

Recently Issued Accounting Standards But Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for Autodesk’s fiscal year beginning February 1, 2024, and interim periods for Autodesk’s fiscal year beginning February 1, 2025, and should be applied on a retrospective basis to all periods presented. Autodesk is currently evaluating the effect of adopting ASU 2023-07 on its disclosures.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net revenue by product family:
Architecture, Engineering and Construction	$675	$575	$1,884	$1,676
AutoCAD and AutoCAD LT	372	354	1,085	1,025
Manufacturing	269	254	771	721
Media and Entertainment	73	78	218	217
Other	25	19	70	48
Total net revenue	$1,414	$1,280	$4,028	$3,687

Net revenue by geographic area:
Americas
U.S.	$520	$447	$1,461	$1,269
Other Americas	120	94	321	271
Total Americas	640	541	1,782	1,540
Europe, Middle East and Africa	516	476	1,496	1,398
Asia Pacific	258	263	750	749
Total net revenue	$1,414	$1,280	$4,028	$3,687

Net revenue by sales channel:
Indirect	$876	$827	$2,546	$2,412
Direct	538	453	1,482	1,275
Total net revenue	$1,414	$1,280	$4,028	$3,687

Net revenue by product type:
Design	$1,192	$1,087	$3,432	$3,155
Make	134	117	385	333
Other	88	76	211	199
Total net revenue	$1,414	$1,280	$4,028	$3,687
Payments for product subscriptions, cloud subscriptions, and maintenance subscriptions are typically due in annual installments or up front with payment terms of 30 to 45 days. Payments on EBAs are typically due in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of October 31, 2023, Autodesk had remaining performance obligations of $5.24 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.52 billion or 67% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.72 billion or 33% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of October 31, 2023. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended October 31, 2023 and 2022, that was included in the deferred revenue balances at January 31, 2023 and 2022, was $730 million and $642 million, respectively. Revenue recognized during the nine months ended October 31, 2023 and 2022, that was included in the deferred revenue balances at January 31, 2023 and 2022, was $2.71 billion and $2.46 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total sales to the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 39% and 40% of Autodesk’s total net revenue during the three and nine months ended October 31, 2023, respectively. Total sales to TD Synnex accounted for 37% of Autodesk’s total net revenue for both the three and nine months ended October 31, 2022. The majority of the net revenue from sales to TD Synnex is for sales outside of the United States. In addition, TD Synnex accounted for 18% and 27% of trade accounts receivable at October 31, 2023 and January 31, 2023, respectively. Ingram Micro Inc. (“Ingram Micro”), our second largest distributor, accounted for 7% and 8% of Autodesk's total net revenue during the three and nine months ended October 31, 2023, respectively. Total sales to Ingram Micro accounted for 9% of Autodesk’s total net revenue during both the three and nine months ended October 31, 2022. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of October 31, 2023, and January 31, 2023:

	October 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$546	$—	$—	$546
Commercial paper	257	—	—	257
Certificates of deposit	69	—	—	69
Other (2)	14	—	—	14
Marketable securities:
Short-term
Commercial paper	207	—	—	207
U.S. government securities	90	—	—	90
Corporate debt securities	71	—	—	71
Asset-backed securities	32	—	—	32
Agency discount notes	11	—	—	11
Other (3)	17	—	—	17
Long-term
Corporate debt securities	97	—	(1)	96
Asset-backed securities	55	—	(1)	54
Agency mortgage backed securities	35	—	(1)	34
U.S. government securities	23	—	—	23
Other (4)	12	—	—	12
Mutual funds (5) (6)	87	6	(3)	90
Total	$1,623	$6	$(6)	$1,623
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of U.S. government securities and mortgage-backed securities.
(3)Primarily consists of supranational bonds, mortgage-backed securities, agency bonds, and certificates of deposit .
(4)Consists of agency bonds, agency collateralized mortgage obligations, and mortgage-backed securities.
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of October 31, 2023:

Fair Value
Due within 1 year	$401
Due in 1 year through 5 years	203
Due in 5 years through 10 years	15
Due after 10 years	28
Total	$647

As of both October 31, 2023, and January 31, 2023, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the nine months ended October 31, 2023.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both October 31, 2023, and January 31, 2023. There were no write offs of accrued interest receivables for both the nine months ended October 31, 2023 and 2022.

There were no material realized gain or loss for the sales or redemptions of marketable debt securities during both the nine months ended October 31, 2023 and 2022. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Marketable debt securities	$190	$57	$529	$302

Strategic investments in equity securities

As of October 31, 2023, and January 31, 2023, Autodesk had $167 million and $177 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other expense, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Nine Months Ended October 31,		Cumulative Amount as of
	2023	2022	October 31, 2023
Upward adjustments	$—	$6	$29
Negative adjustments, including impairments	(21)	(5)	(107)
Net unrealized adjustments	$(21)	$1	$(78)

Realized gains for the disposition of strategic investment equity securities for both the three and nine months ended October 31, 2023 and 2022 were immaterial.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of October 31, 2023, and January 31, 2023:

	October 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$546	$—	$—	$546
Commercial paper	—	257	—	257
Certificates of deposit	—	69	—	69
Other (2)	—	14	—	14
Marketable securities:
Short-term
Commercial paper	—	207	—	207
U.S. government securities	—	90	—	90
Corporate debt securities	—	71	—	71
Asset-backed securities	—	32	—	32
Agency discount notes	—	11	—	11
Other (3)	—	17	—	17
Long-term
Corporate debt securities	—	96	—	96
Asset-backed securities	—	54	—	54
Agency mortgage backed securities	—	34	—	34
U.S. government securities	—	23	—	23
Other (4)	—	12	—	12
Long-term other assets:
Mutual funds (5)(6)	90	—	—	90
Derivative assets:
Derivative contract assets (6)	—	27	—	27
Derivative liabilities:
Derivative contract liabilities (7)	—	(18)	—	(18)
Total	$636	$996	$—	$1,632
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of U.S. government securities and mortgage-backed securities.
(3)Primarily consists of supranational bonds, mortgage-backed securities, agency bonds, and certificates of deposit .
(4)Consists of agency bonds, agency collateralized mortgage obligations, and mortgage-backed securities.
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the nine months ended October 31, 2023, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2023	4,848	$216.20
Granted	3,544	199.54
Vested	(2,334)	216.56
Canceled/Forfeited	(261)	212.95
Performance Adjustment (1)	(11)	189.41
Unvested restricted stock units at October 31, 2023	5,786	$205.98
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2023 performance period. The performance stock units were attained at rates ranging from 86% to 110% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2023 and 2022, was $476 million and $402 million, respectively.

During the nine months ended October 31, 2023, Autodesk granted 3,233 thousand restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $151 million and $130 million during the three months ended October 31, 2023 and 2022, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $445 million and $383 million during the nine months ended October 31, 2023 and 2022, respectively.

During the nine months ended October 31, 2023 and 2022, Autodesk settled liability-classified awards in the amount of $9 million and $8 million, respectively. The ultimate number of shares earned was based on the Autodesk closing stock price on the vesting date. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

During the nine months ended October 31, 2023, Autodesk granted 311 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the performance stock units are primarily based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and have the following vesting schedule:

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

The performance criteria for the performance stock units vested during the nine months ended October 31, 2023, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $11 million and $13 million for the three months ended October 31, 2023 and 2022, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $32 million and $42 million during the nine months ended October 31, 2023 and 2022, respectively.

Common Stock

Autodesk agreed to issue a fixed amount of $13 million in shares of common stock to certain employees in connection with a fiscal 2022 acquisition. Issuance of the common stock was dependent on the respective employees’ continued employment through the vesting period. During the nine months ended October 31, 2023, Autodesk issued the remaining 39 thousand shares at an aggregate fair value of $8 million. The awards were accounted for as liability-classified awards and were recognized as compensation expense using the straight-line method over the vesting period.

Autodesk agreed to issue a fixed amount of $11 million in common stock at a future date to certain employees in connection with other fiscal 2022 acquisitions. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the volume weighted average closing price (“VWAP”) of Autodesk’s common stock at the issuance date. As of October 31, 2023, remaining shares to be issued are estimated to be 33 thousand. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk issued 40 thousand shares of restricted common stock to certain employees in connection with a fiscal 2023 acquisition. These shares of restricted common stock were recorded as “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense for post-acquisition services using the straight-line method over the two-year vesting period. Additionally, Autodesk agreed to issue a fixed amount of $5 million in common stock at a future date to certain employees in connection with a fiscal 2023 acquisition. Issuance of the common stock is dependent on the respective employees’ continued employment through the vesting period. The number of shares to be issued will be determined based on the VWAP of Autodesk’s common stock at the issuance date. During the nine months ended October 31, 2023, Autodesk issued 9 thousand shares at an aggregate fair value of $1 million. Remaining shares to be issued are estimated to be 13 thousand as of October 31, 2023. The awards are accounted for as liability-classified awards and are recognized as compensation expense using the straight-line method over the vesting period.

Autodesk recorded stock-based compensation expense related to common stock shares of $5 million and $10 million for the three months ended October 31, 2023 and 2022, respectively. Autodesk recorded stock-based compensation expense related to common stock shares of $15 million and $27 million for the nine months ended October 31, 2023 and 2022, respectively.

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

A summary of the ESPP activity for the three and nine months October 31, 2023 and 2022, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Issued shares (in thousands)	357	363	791	740
Average price of issued shares	$164.30	$158.78	$163.91	$166.44
Weighted average grant date fair value of shares granted under the ESPP (1)	$67.29	$66.43	$68.70	$67.77
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2023 and 2022, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Cost of subscription and maintenance revenue	$9	$9	$28	$26
Cost of other revenue	4	3	11	9
Marketing and sales	66	68	202	199
Research and development	78	71	233	199
General and administrative	24	21	69	63
Stock-based compensation expense related to stock awards and ESPP purchases	181	172	543	496
Tax (benefit) expense	(2)	(2)	1	7
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$179	$170	$544	$503

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

	Three Months Ended October 31, 2023		Three Months Ended October 31, 2022
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatility	N/A	29.4 - 37.4%	N/A	40.7 - 44.9%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	N/A	—%
Range of risk-free interest rates	N/A	5.0 -5.5%	N/A	3.7 - 3.9%

	Nine Months Ended October 31, 2023		Nine Months Ended October 31, 2022
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	40.9 - 42.5%	29.4 - 42.4%	39.4 - 40.7%	38.3 - 44.9%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	4.3 - 4.7%	4.3 - 5.5%	1.2 - 1.6%	0.9 - 3.9%

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

7. Income Tax

 Autodesk had income tax expense of $79 million, relative to pre-tax income of $320 million for the three months ended October 31, 2023, and income tax expense of $44 million, relative to pre-tax income of $242 million for the three months ended October 31, 2022. Income tax expense for the three months ended October 31, 2023, reflects an increased withholding tax expense and non-recurring integration tax expense, offset by a decrease in tax expense as a result of jurisdictional mix of year-to-date earnings, resulting in a net tax expense increase year over year.

Autodesk had income tax expense of $175 million, relative to pre-tax income of $799 million for the nine months ended October 31, 2023, and income tax expense of $139 million, relative to pre-tax income of $669 million for the nine months ended October 31, 2022. Income tax expense for the nine months ended October 31, 2023, reflects a reduced U.S. foreign derived intangible income tax benefit, increased withholding tax expense and non-recurring integration tax expense, offset by an income tax benefit arising from temporary relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations and reduced tax expense relating to stock-based compensation.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. We have maintained a valuation allowance on all or part of our Australia, New Zealand, California, Michigan deferred tax assets, as well as our U.S. capital loss deferred tax assets as it is more likely than not that these deferred tax assets will not be realized.

As of October 31, 2023, the Company had $234 million of gross unrecognized tax benefits, of which $195 million would impact the effective tax rate, if recognized. The remaining $39 million would reduce our valuation allowance, if recognized. Approximately $2 million of unrecognized tax benefits will decrease in the next twelve months for statute lapses.

Signed into law on August 16, 2022, the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate alternative minimum tax. Autodesk continues to monitor the impact of the Inflation Reduction Act on its consolidated financial statements.

8. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of October 31, 2023, and January 31, 2023:

	October 31, 2023
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$663	$(426)	$237
Developed technologies	920	(750)	170
Trade names and patents	115	(111)	4
Other	1	(1)	—
Total intangible assets	$1,699	$(1,288)	$411
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2023
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$659	$(402)	$257
Developed technologies	858	(718)	140
Trade names and patents	116	(106)	10
Total intangible assets	$1,633	$(1,226)	$407
 _______________
(1)Includes the effects of foreign currency translation.

9. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $238 million and $190 million at October 31, 2023, and January 31, 2023, respectively. Accumulated amortization was $69 million and $41 million at October 31, 2023, and January 31, 2023, respectively. Amortization expense for the three months ended October 31, 2023 and 2022, was $10 million and $7 million, respectively. Amortization expense for the nine months ended October 31, 2023 and 2022 was $28 million and $16 million, respectively.

10. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 31, 2023, (in millions):

Balance as of January 31, 2023	$3,774
Less: accumulated impairment losses as of January 31, 2023	(149)
Net balance as of January 31, 2023	3,625
Additions arising from acquisitions during the period	8
Effect of foreign currency translation	(29)
Balance as of October 31, 2023	$3,604

11. Deferred Compensation

At October 31, 2023, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $90 million. Of this amount, $7 million was classified as current and $83 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $86 million related to the investments in a rabbi trust as of January 31, 2023, $7 million was classified as current and $79 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our channel partners are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $151 million as of October 31, 2023, and $133 million as of January 31, 2023. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $34 million and $97 million during the three and nine months ended October 31, 2023, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $35 million and $102 million during the three and nine months ended October 31, 2022, respectively. Autodesk did not recognize any contract cost impairment losses during the three and nine months ended October 31, 2023 and 2022.

12. Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	October 31, 2023	January 31, 2023
Computer hardware, at cost	$115	$126
Computer software, at cost	48	49
Furniture and equipment, at cost	98	94
Leasehold improvements, land and buildings, at cost	356	363
	617	632
Less: Accumulated depreciation	(489)	(488)
Computer equipment, software, furniture, and leasehold improvements, net	$128	$144

13. Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At October 31, 2023, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At October 31, 2023, Autodesk had no outstanding borrowings under the Credit Agreement.

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

Based on the quoted market prices, the approximate fair value of the notes as of October 31, 2023, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$293
2017 Notes	500	464
2020 Notes	500	418
2021 Notes	1,000	769

The expected future principal payments for all borrowings as of October 31, 2023, were as follows (in millions):

Fiscal year ending
2024 (remainder)	$—
2025	—
2026	300
2027	—
2028	500
Thereafter	1,500
Total principal outstanding	$2,300

14. Leases

Autodesk has operating leases for real estate, vehicles, and certain equipment. Leases have remaining lease terms of less than 1 year to 66 years, some of which include options to extend the lease with renewal terms from 1 year to 9 years and some of which include options to terminate the leases from less than 1 year to 6 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “Accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.

The components of lease cost were as follows:

	Three Months Ended October 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$7	$5	$2	$17
Variable lease cost	1	—	1	2	—	4

	Nine Months Ended October 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$5	$2	$22	$17	$7	$53
Variable lease cost	1	—	5	4	2	12

	Three Months Ended October 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$9	$7	$2	$21
Variable lease cost	—	—	2	1	1	4

	Nine Months Ended October 31, 2022
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6	$3	$28	$21	$8	$66
Variable lease cost	1	—	5	4	2	12

Supplemental operating cash flow information related to leases is as follows:

	Nine Months Ended October 31,
	2023	2022
Cash paid for operating leases included in operating cash flows (1)	$81	$84
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	44	49
  _______________
(1) Includes $12 million in variable lease payments for both the nine months ended October 31, 2023 and 2022, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 6.1 and 6.5 years at October 31, 2023, and January 31, 2023, respectively. The weighted average discount rate was 2.77% and 2.60% at October 31, 2023, and January 31, 2023, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2024 (remainder)	$19
2025	88
2026	75
2027	55
2028	46
Thereafter	114
397
Less imputed interest	32
Present value of operating lease liabilities	$365

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 8.3 years. Sublease income was $2 million and $6 million and for the three and nine months ended October 31, 2023, respectively. Sublease income was $2 million and $3 million for the three and nine months ended October 31, 2022, respectively. Sublease income is recorded as a reduction of lease expense in the Company’s Condensed Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $73 million. Autodesk expects to receive sublease income payments of approximately $35 million for remaining fiscal 2024 through fiscal 2028 and $38 million thereafter.

As of October 31, 2023, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

15. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2023, and January 31, 2023:

	Balance Sheet Location	Fair Value at
		October 31, 2023	January 31, 2023
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$23	$9
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	4	5
Total derivative assets		$27	$14
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$14	$20
Derivatives not designated as hedging instruments	Other accrued liabilities	4	11
Total derivative liabilities		$18	$31

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2023 and 2022 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Amount of gain (loss) recognized in accumulated other comprehensive income, net of tax, (effective portion)	$4	$26	$(22)	$99
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$14	$19	$51	$36
Cost of revenue	—	(1)	—	(3)
Operating expenses	(2)	(8)	1	(18)
Total	$12	$10	$52	$15

The amount and location of (loss) gain recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2023 and 2022, (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Interest and other expense, net	$(2)	$4	$5	$34

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.08 billion at October 31, 2023, and $934 million at January 31, 2023. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $42 million remaining in “Accumulated other comprehensive loss” as of October 31, 2023, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31, 2023
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,314	$12	$94	$439	$339	$165

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$14	$—	$—	$(1)	$—	$(1)

	Nine Months Ended October 31, 2023
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,777	$40	$285	$1,344	$1,021	$438

Gain on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain reclassified from accumulated other comprehensive income into income	$51	$—	$—	$—	$—	$1

	Three Months Ended October 31, 2022
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,188	$16	$86	$454	$311	$129

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$19	$—	$(1)	$(4)	$(2)	$(2)

	Nine Months Ended October 31, 2022
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,437	$51	$253	$1,306	$906	$377

Gain (loss)on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$36	$—	$(3)	$(9)	$(4)	$(5)

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $48 million at October 31, 2023, and $951 million at January 31, 2023.

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

17. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of October 31, 2023, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2023	215	$3,325	$(185)	$(1,995)	$1,145
Common shares issued under stock plans	2	(21)	—	—	(21)
Stock-based compensation expense	—	160	—	—	160
Settlement of liability-classified restricted common shares	—	1	—	—	1
Net income	—	—	—	161	161
Other comprehensive loss	—	—	(15)	—	(15)
Repurchase and retirement of common shares (1)	(3)	(97)	—	(437)	(534)
Balances, April 30, 2023	214	3,368	(200)	(2,271)	897
Common shares issued under stock plans	—	(31)	—	—	(31)
Stock-based compensation expense	—	195	—	—	195
Settlement of liability-classified restricted common shares	—	8	—	—	8
Net income	—	—	—	222	222
Other comprehensive income	—	—	2	—	2
Repurchase and retirement of common shares (1)	—	(9)	—	(78)	(87)
Balances, July 31, 2023	214	3,531	(198)	(2,127)	1,206
Common shares issued under stock plans	1	27	—	—	27
Stock-based compensation expense	—	179	—	—	179
Net income	—	—	—	241	241
Other comprehensive loss	—	—	(59)	—	(59)
Repurchase and retirement of common shares (1)	(1)	(59)	—	(53)	(112)
Balances, October 31, 2023	214	$3,678	$(257)	$(1,939)	$1,482
 ________________
(1)During the three and nine months ended October 31, 2023, Autodesk repurchased 543 thousand and 4 million shares at an average repurchase price of $205.70 and $200.35 per share, respectively. At October 31, 2023, no shares remained available for repurchase under the September 2016 repurchase program. At October 31, 2023, $4.80 billion remained available for repurchase under the November 2022 repurchase program approved by the Board of Directors.

Changes in stockholders' equity by component, net of tax, as of October 31, 2022, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2022	218	$2,923	$(124)	$(1,950)	$849
Common shares issued under stock plans	1	(10)	—	—	(10)
Stock-based compensation expense	—	146	—	—	146
Shares issued related to business combination	—	10	—	—	10
Net income	—	—	—	146	146
Other comprehensive loss	—	—	(24)	—	(24)
Repurchase and retirement of common shares (1)	(2)	(97)	—	(339)	(436)
Balances, April 30, 2022	217	2,972	(148)	(2,143)	681
Common shares issued under stock plans	—	(17)	—	—	(17)
Stock-based compensation expense	—	163	—	—	163
Settlement of liability-classified restricted common shares	—	5	—	—	5
Net income	—	—	—	186	186
Other comprehensive loss	—	—	(21)	—	(21)
Repurchase and retirement of common shares (1)	(1)	(34)	—	(223)	(257)
Balances, July 31, 2022	216	3,089	(169)	(2,180)	740
Common shares issued under stock plans	1	18	—	—	18
Stock-based compensation expense	—	165	—	—	165
Settlement of liability-classified restricted common shares	—	3	—	—	3
Net income	—	—	—	198	198
Other comprehensive loss	—	—	(38)	—	(38)
Repurchase and retirement of common shares (1)	(1)	(62)	—	(118)	(180)
Balances, October 31, 2022	216	$3,213	$(207)	$(2,100)	$906
 ________________
(1)During the three and nine months ended October 31, 2022, Autodesk repurchased 1 million and 4 million shares at an average repurchase price of $201.33 and $199.83 per share, respectively. At October 31, 2022, 4 million shares remained available for repurchase under the September 2016 repurchase program approved by the Board of Directors.

18. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2023:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2023	$64	$18	$(19)	$(248)	$(185)
Other comprehensive income before reclassifications	27	(1)	1	(53)	(26)
Pre-tax loss reclassified from accumulated other comprehensive loss	(52)	(1)	(1)	—	(54)
Tax effects	3	—	—	5	8
Net current period other comprehensive loss	(22)	(2)	—	(48)	(72)
Balances, October 31, 2023	$42	$16	$(19)	$(296)	$(257)

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2022:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2022	$24	$18	$(16)	$(150)	$(124)
Other comprehensive income (loss) before reclassifications	131	3	(1)	(186)	(53)
Pre-tax losses reclassified from accumulated other comprehensive loss	(15)	—	1	—	(14)
Tax effects	(17)	—	—	1	(16)
Net current period other comprehensive income (loss)	99	3	—	(185)	(83)
Balances, October 31, 2022	$123	$21	$(16)	$(335)	$(207)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other expense, net.” Refer to Note 15, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other expense, net.”

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net income	$241	$198	$624	$530
Denominator:
Denominator for basic net income per share—weighted average shares	214	216	214	217
Effect of dilutive securities	2	1	2	1
Denominator for dilutive net income per share	216	217	216	218
Basic net income per share	$1.13	$0.92	$2.92	$2.44
Diluted net income per share	$1.12	$0.91	$2.89	$2.43

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and nine months ended October 31, 2023, there were 141 thousand and 388 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and nine months ended October 31, 2022, there were 921 thousand and 1,052 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	October 31, 2023	January 31, 2023
Long-lived assets (1):
Americas
U.S.	$244	$256
Other Americas	15	13
Total Americas	259	269
Europe, Middle East, and Africa	61	72
Asia Pacific	45	48
Total long-lived assets	$365	$389
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Nine Months Ended October 31, 2023,” and in “Results of Operations-Overview.”  Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Global Reach

We sell our products and services globally, through a combination of indirect and direct channels. Our direct channels include internal sales resources focused on selling in our largest accounts, our highly specialized solutions, and business transacted through our online Autodesk branded store. Our indirect channels primarily include value-added resellers, direct market resellers, distributors, and other software developers. We have entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro, to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase its selling efforts with value-added resellers and agents. We introduced a new transaction model for our token-based Flex offering in North America, and certain countries in EMEA, and APAC, and for most of our subscription offerings in Australia during fiscal 2024. In this new transaction model, channel partners provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. Dependent upon successful implementation in Australia, we intend to transition our indirect business to the new transaction model in our major markets globally in fiscal 2025 and fiscal 2026. In the near term, we expect the change in recognition of sales incentives to indirect channels from contra revenue to operating costs under the new transaction model to positively impact revenue growth, while being broadly neutral to operating profit and free cash flow dollars, and to result in a negative impact to operating margin. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and nine months ended October 31, 2023 and 2022.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Nine Months Ended October 31, 2023

•Total net revenue increased 10% and 9% during the three and nine months ended October 31, 2023, to $1.41 billion and $4.03 billion, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% for both the three and nine months ended October 31, 2023, and remained flat as compared to both periods in the prior fiscal year.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110%, on a constant currency basis, for both the three and nine months ended October 31, 2023 and 2022.
•Deferred revenue was $4.02 billion, a decrease of 12% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $5.24 billion, a decrease of 7% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $3.52 billion, flat compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 10% and 9% during the three and nine months ended October 31, 2023, as compared to the same periods in the prior fiscal year, primarily due to an 11% and 10% increase in subscription revenue, respectively, partially offset by a 25% and 22% decrease in maintenance revenue, respectively.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”) and Ingram Micro Inc. (“Ingram Micro”). Total sales to TD Synnex accounted for 39% and 40% of our total net revenue for the three and nine months ended October 31, 2023, respectively. Total sales to TD Synnex accounted for 37% of our total net revenue for both the three and nine months ended October 31, 2022. Ingram Micro accounted for 7% and 8% of Autodesk's total net revenue during the three and nine months ended October 31, 2023, respectively. During both the three and nine months ended October 31, 2022, total sales to Ingram Micro accounted for 9% of Autodesk’s total net revenue. Our customers through TD Synnex and Ingram Micro are the resellers and end users who purchase our software subscriptions and services. We entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro, to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, we intend to increase our selling efforts with value-added resellers and agents. Consequently, we believe our business is not substantially dependent on TD Synnex or Ingram Micro.
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

The following table outlines our recurring revenue metric for the three and nine months ended October 31, 2023 and 2022:

	Three Months Ended October 31, 2023	Change compared to prior fiscal year		Three Months Ended October 31, 2022
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,379	$124	10%	$1,255
As a percentage of net revenue	98%	N/A	N/A	98%

	Nine Months Ended October 31, 2023	Change compared to prior fiscal year		Nine Months Ended October 31, 2022
		$	%
Recurring Revenue (1)	$3,939	$323	9%	$3,616
As a percentage of net revenue	98%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110%, on a constant currency basis, for both the three and nine months ended October 31, 2023 and 2022.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended October 31, 2023			Nine Months Ended October 31, 2023
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	10%	13%	Negative	9%	12%	Negative
Total spend	5%	6%	Positive	8%	10%	Positive
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

(in millions)	October 31, 2023	January 31, 2023
Deferred revenue	$4,023	$4,580
Unbilled deferred revenue	1,218	1,043
RPO	$5,241	$5,623

RPO consisted of the following:

(in millions)	October 31, 2023	January 31, 2023
Current RPO	$3,524	$3,518
Non-current RPO	1,717	2,105
RPO	$5,241	$5,623

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

Balance Sheet and Cash Flow Items

At October 31, 2023, we had $2.17 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations decreased to $876 million for the nine months ended October 31, 2023, compared to $1.16 billion for the nine months ended October 31, 2022. We repurchased 3.6 million shares of our common stock for $733 million during the nine months ended October 31, 2023. Comparatively, we repurchased 4.4 million shares of our common stock for $873 million during the nine months ended October 31, 2022. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

Results of Operations

Overview

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate complex geopolitical and global macro-economic challenges. However, material scarcity, supply chain disruption and resulting inflationary pressures, higher interest rates, a global labor shortage, the war in Ukraine, and foreign exchange rate fluctuations, may impact our outlook. We also expect our transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. The extent of the impact of these risks on our business in the remainder of fiscal 2024 and beyond will depend on several factors, some of which are out of our control. Further discussion of the potential impacts of these risks on our business can be found in Part II, Item 1A, “Risk Factors.”

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2023	$	%	October 31, 2022
Net Revenue:
Subscription	$1,314	$126	11%	$1,188	Increase due to growth in the subscriber base across subscription types, led by subscription renewal revenue with current-year subscription renewals reflecting new subscriptions sold in prior period. Also contributing to the growth was an increase in revenue from EBA offerings and Cloud Service Offerings.
Maintenance	12	(4)	(25)%	16
Total subscription and maintenance revenue	1,326	122	10%	1,204
Other	88	12	16%	76
	$1,414	$134	10%	$1,280

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2023	$	%	October 31, 2022
Net Revenue:
Subscription	$3,777	$340	10%	$3,437	Increase due to growth in the subscriber base across subscription types, led by subscription renewal revenue with current-year subscription renewals reflecting new subscriptions sold in a prior period. Also contributing to the growth was an increase in revenue from EBA offerings and Cloud Service Offerings.
Maintenance	40	(11)	(22)%	51
Total subscription and maintenance revenue	3,817	329	9%	3,488
Other	211	12	6%	199
	$4,028	$341	9%	$3,687

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2023	$	%	October 31, 2022
Net Revenue by Product Family:
AEC	$675	$100	17%	$575	Increase due to growth in revenue from AEC Collections, EBA offerings, Autodesk Build, and Revit.
AutoCAD and AutoCAD LT	372	18	5%	354	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	269	15	6%	254	Increase due to growth in revenue from MFG Collections, EBA offerings, Fusion 360, and Inventor.
M&E	73	(5)	(6)%	78	Declined due to upfront revenue in Q3’23 from multi-year contract that did not recur in Q3’24.
Other	25	6	32%	19
Total Net Revenue	$1,414	$134	10%	$1,280

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2023	$	%	October 31, 2022
Net Revenue by Product Family:
AEC	$1,884	$208	12%	$1,676	Increase due to growth in revenue from AEC Collections, EBA offerings, Autodesk Build, and Revit.
ACAD and AutoCAD LT	1,085	60	6%	1,025	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	771	50	7%	721	Increase due to growth in revenue from MFG Collections, Fusion360, EBA offerings, and Inventor.
M&E	218	1	—%	217	Growth in EBA offerings, 3DS Max, and Flame offset by upfront revenue from multi-year contract in Q3’23 that did not recur in Q3’24.
Other	70	22	46%	48
Total Net Revenue	$4,028	$341	9%	$3,687

Net Revenue by Geographic Area

	Three Months Ended October 31, 2023	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended October 31, 2022
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$520	$73	16%	*	$447
Other Americas	120	26	28%	*	94
Total Americas	640	99	18%	19%	541
EMEA	516	40	8%	11%	476
APAC	258	(5)	(2)%	3%	263
Total Net Revenue	$1,414	$134	10%	13%	$1,280

	Nine Months Ended October 31, 2023	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Nine Months Ended October 31, 2022
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$1,461	$192	15%	*	$1,269
Other Americas	321	50	18%	*	271
Total Americas	1,782	242	16%	16%	1,540
EMEA	1,496	98	7%	11%	1,398
APAC	750	1	—%	5%	749
Total Net Revenue	$4,028	$341	9%	12%	$3,687
____________________
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions, including in connection with the significant military action against Ukraine launched by Russia and the conflict between Israel and Hamas (and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, India, and China, has had and may continue to have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability or protectionism in the global market may impact our future financial results.

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	October 31, 2023	$	%	October 31, 2022
Net Revenue by Sales Channel:
Indirect	$876	$49	6%	$827	Increase due to growth in subscription revenue, led by product subscription renewal revenue from a growing subscriber base.
Direct	538	85	19%	453	Increase due to revenues from EBA offerings and our online Autodesk branded store.
Total Net Revenue	$1,414	$134	10%	$1,280

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2023	$	%	October 31, 2022
Net Revenue by Sales Channel:
Indirect	$2,546	$134	6%	$2,412	Increase due to growth in subscription revenue, led by product subscription renewal revenue from a growing subscriber base.
Direct	1,482	207	16%	1,275	Increase due to revenues from EBA offerings and our online Autodesk branded store.
Total Net Revenue	$4,028	$341	9%	$3,687

We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue with the continued growth of our online Autodesk branded store, expanding our token-based Flex offering transactions with agents and transacting directly with more end customers. See further discussion regarding our new transaction model under the heading “Strategy.”

Net Revenue by Product Type

	Three Months Ended October 31, 2023	Change compared to prior fiscal year		Three Months Ended October 31, 2022
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,192	$105	10%	$1,087	Increase primarily due to growth in AEC collections, EBA offerings, and AutoCAD Family.
Make	134	17	15%	117	Increase primarily due to growth in revenue from Fusion 360, BIM 360, and ACS products.
Other	88	12	16%	76
Total Net Revenue	$1,414	$134	10%	$1,280

	Nine Months Ended October 31, 2023	Change compared to prior fiscal year		Nine Months Ended October 31, 2022
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$3,432	$277	9%	$3,155	Increase primarily due to growth in AEC collections, EBA offerings, and AutoCAD Family.
Make	385	52	16%	333	Increase primarily due to growth in revenue from Fusion 360, ACS, and BIM 360 products.
Other	211	12	6%	199
Total Net Revenue	$4,028	$341	9%	$3,687

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2023	$	%	October 31, 2022
Cost of revenue:
Subscription and maintenance	$94	$8	9%	$86	Increase primarily due to employee related costs driven by higher headcount and merit increases as well as an increase in cloud hosting costs.
Other	21	2	11%	19	Remained flat as compared to the prior period.
Amortization of developed technologies	12	(3)	(20)%	15	The decrease is primarily due to previously acquired assets that continue to become fully amortized offset by amortization of acquired developed technologies as a result of an acquisition in the first quarter of fiscal 2024.
Total cost of revenue	$127	$7	6%	$120

Operating expenses:
Marketing and sales	$439	$(15)	(3)%	$454	Decrease primarily due to timing of costs for Autodesk promotional events partially offset by an increase in employee-related costs primarily driven by merit increases.
Research and development	339	28	9%	311	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount and merit increases.
General and administrative	165	36	28%	129	Increase primarily due to charitable contributions and employee-related costs, including stock-based compensation expense, driven by higher headcount and merit increases.
Amortization of purchased intangibles	10	—	—%	10	Remained flat as compared to the prior period.
Total operating expenses	$953	$49	5%	$904

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management comments
	October 31, 2023	$	%	October 31, 2022
Cost of revenue:
Subscription and maintenance	$285	$32	13%	$253	Increase primarily due to employee-related costs including stock-based compensation expense driven by higher headcount and merit increases, as well as an increase in cloud hosting costs, and professional fees.
Other	62	3	5%	59	Increase primarily due to employee-related costs including stock-based compensation expense driven by higher headcount and merit increases.
Amortization of developed technologies	34	(10)	(23)%	44	The decrease is primarily due to previously acquired assets that continue to become fully amortized offset by amortization of acquired developed technologies as a result of an acquisition in the first quarter of fiscal 2024.
Total cost of revenue	$381	$25	7%	$356

Operating expenses:

Marketing and sales	$1,344	$38	3%	$1,306	Increase primarily due to employee-related costs including stock-based compensation expense driven by merit increases and an increase in cloud hosting costs partially offset by the timing of costs for Autodesk promotional events.
Research and development	1,021	115	13%	906	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount and merit increases as well as an increase in cloud hosting costs.
General and administrative	438	61	16%	377	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount and merit increases as well as an increase in cloud hosting costs and lower capitalized software costs.
Amortization of purchased intangibles	31	1	3%	30	The increase is primarily due to amortization of acquired intangibles as a result of an acquisition in the first quarter of fiscal 2024 offset by previously acquired assets that continue to become fully amortized.
Total operating expenses	$2,834	$215	8%	$2,619

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the fourth quarter of fiscal 2024, as compared to the fourth quarter of fiscal 2023:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Flat
Research and development	Increase	Flat
General and administrative	Flat	Flat
Amortization of purchased intangibles	Flat	Flat

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2023	2022	2023	2022
Interest and investment (expense) income, net	$(1)	$(20)	$10	$(69)
(Loss) gain on foreign currency	(1)	(1)	—	13
(Loss) gain on strategic investments	(11)	6	(26)	8
Other (loss) income	(1)	1	2	5
Interest and other expense, net	$(14)	$(14)	$(14)	$(43)

Interest and other expense, net, remained flat during the three months ended October 31, 2023, and interest and other expense, net, decreased by $29 million during the nine months ended October 31, 2023, as compared to the same periods in the prior fiscal year. Interest income increased due to higher cash balances and higher rate of return on our investments. Additionally, interest expense decreased on our outstanding notes payable. These were primarily offset by unrealized impairment losses on our strategic investment equity securities in the three months ended October 31, 2023, as compared to the same period in the prior fiscal year. The decrease in the nine months ended October 31, 2023, as compared to the same period in the prior fiscal year was primarily due to an increase in interest income, a decrease in losses for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans, a decrease in gains on foreign currency due to foreign currency exchange rate fluctuations, and a decrease in interest expense on our outstanding notes payable, offset by an increase in impairments of strategic investment equity securities in the current period compared to the same period in the prior fiscal year.

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

We had an income tax expense of $79 million, relative to pre-tax income of $320 million for the three months ended October 31, 2023, and an income tax expense of $44 million, relative to pre-tax income of $242 million for the three months ended October 31, 2022. Income tax expense for the three months ended October 31, 2023, reflects an increased withholding tax expense and non-recurring integration tax expense, offset by a decrease in tax expense as a result of jurisdictional mix of year-to-date earnings, resulting in a net tax expense increase year over year.

We had an income tax expense of $175 million, relative to pre-tax income of $799 million for the nine months ended October 31, 2023, and an income tax expense of $139 million, relative to pre-tax income of $669 million for the nine months ended October 31, 2022. Income tax expense for the nine months ended October 31, 2023, reflects a reduced U.S. foreign derived intangible income tax benefit, increased withholding tax expense, non-recurring integration tax expense, offset by an income tax benefit arising from the temporary relief provide by the Internal Revenue Service relating to U.S. foreign tax credit regulations and reduced tax expense relating to stock-based compensation.

The U.S. Tax Cut and Jobs Act (“Tax Act”) enacted on December 22, 2017, eliminates the option to deduct research and development expenditures and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified.

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

As of October 31, 2023, we had $234 million of gross unrecognized tax benefits, of which $195 million would impact the effective tax rate, if recognized. The remaining $39 million would reduce our valuation allowance, if recognized. Approximately $2 million of unrecognized tax benefits will decrease in the next twelve months for statute lapse.

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

Signed into law on August 16, 2022, the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate alternative minimum tax. Autodesk continues to monitor the impact of the Inflation Reduction Act on our consolidated financial statements.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2023 and 2022, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(Unaudited)
Gross profit	$1,287	$1,160	$3,647	$3,331
Non-GAAP gross profit	$1,311	$1,186	$3,717	$3,407
Income from operations	$334	$256	$813	$712
Non-GAAP income from operations	$547	$465	$1,440	$1,306
Operating margin	24%	20%	20%	19%
Non-GAAP operating margin	39%	36%	36%	35%
Net income	$241	$198	$624	$530
Non-GAAP net income	$447	$369	$1,191	$1,042
GAAP diluted net income per share	$1.12	$0.91	$2.89	$2.43
Non-GAAP diluted net income per share	$2.07	$1.70	$5.51	$4.78

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(Unaudited)
Gross profit	$1,287	$1,160	$3,647	$3,331
Stock-based compensation expense	13	12	39	35
Amortization of developed technologies	11	14	31	41
Non-GAAP gross profit	$1,311	$1,186	$3,717	$3,407

Income from operations	$334	$256	$813	$712
Stock-based compensation expense	181	172	543	496
Amortization of developed technologies	11	14	31	41
Amortization of purchased intangibles	10	10	30	30
Acquisition-related costs	11	1	16	7
Lease-related asset impairments and other charges	—	12	7	20
Non-GAAP income from operations	$547	$465	$1,440	$1,306

Operating margin	24%	20%	20%	19%
Stock-based compensation expense	13%	13%	13%	13%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	1%	—%	—%	—%
Lease-related asset impairments and other charges	—%	1%	—%	1%
Non-GAAP operating margin (1)	39%	36%	36%	35%

Net income	$241	$198	$624	$530
Stock-based compensation expense	181	172	543	496
Amortization of developed technologies	11	14	31	41
Amortization of purchased intangibles	10	10	30	30
Acquisition-related costs	11	1	16	7
Lease-related asset impairments and other charges	—	12	7	20
Loss (gain) on strategic investments and dispositions, net	11	(7)	26	(8)
Discrete tax provision items	7	2	(18)	(4)
Establishment of valuation allowance on deferred tax assets	—	—	1	—
Income tax effect of non-GAAP adjustments	(25)	(33)	(69)	(70)
Non-GAAP net income	$447	$369	$1,191	$1,042

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
	(Unaudited)
Diluted net income per share	$1.12	$0.91	$2.89	$2.43
Stock-based compensation expense	0.84	0.79	2.52	2.28
Amortization of developed technologies	0.05	0.06	0.14	0.19
Amortization of purchased intangibles	0.05	0.05	0.14	0.14
Acquisition-related costs	0.05	—	0.07	0.03
Lease-related asset impairments and other charges	—	0.06	0.03	0.09
Loss (gain) on strategic investments and dispositions, net	0.05	(0.03)	0.12	(0.04)
Discrete tax provision items	0.03	0.01	(0.08)	(0.02)
Income tax effect of non-GAAP adjustments	(0.12)	(0.15)	(0.32)	(0.32)
Non-GAAP diluted net income per share	$2.07	$1.70	$5.51	$4.78
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

Lease-related asset impairments and other charges.  These charges are associated with the optimization of our facilities costs related to leases for facilities that we have vacated as a result of our one-time move to a more hybrid remote workforce. In connection with these facility leases, we recognize costs related to the impairment or abandonment of operating lease right-of-use assets, computer equipment, furniture, and leasehold improvements, and other costs. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

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

At October 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.17 billion and net accounts receivable of $579 million.

In November 2022, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At October 31, 2023, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of December 4, 2023, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and recent amendments to the Credit Agreement. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of October 31, 2023, we have $2.30 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of October 31, 2023, approximately 69% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Nine Months Ended October 31,
(in millions)	2023	2022
Net cash provided by operating activities	$876	$1,160
Net cash used in investing activities	(524)	(84)
Net cash used in financing activities	(753)	(897)

Net cash provided by operating activities of $876 million for the nine months ended October 31, 2023, primarily consisted of $624 million of our net income adjusted for $522 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, and deferred income tax. The decrease in working capital is primarily due to a decrease in deferred revenue of $551 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter partially offset by the change in accounts receivable of $380 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

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

Net cash used in investing activities was $524 million for the nine months ended October 31, 2023, primarily due to purchases of marketable securities partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $84 million for the nine months ended October 31, 2022, primarily due to purchases of marketable securities, business combinations, net of cash acquired, and purchases of strategic investments partially offset by the sales and maturities of marketable securities.

Net cash used in financing activities was $753 million and $897 million for the nine months ended October 31, 2023 and 2022, respectively, primarily due to repurchases of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended October 31, 2023:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
August 1 - August 31	139	$206.25	139	$4,885
September 1 - September 30	200	208.03	200	$4,843
October 1 - October 31	204	203.05	204	$4,801
Total	543	$205.70	543
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in November 2022.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in November 2022 that authorized the repurchase of $5 billion. At October 31, 2023, $4.80 billion remained available for repurchase under the November 2022 repurchase program. The plan does not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 17, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2023, and January 31, 2023, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, British pounds, Japanese yen, Canadian dollars, Australian dollars, Norwegian krone, Singapore dollars, Indian rupees, and Swiss francs. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 31, 2023		January 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,218	$(17)	$711	$13
Sold	1,381	7	1,755	(11)
Option Contracts:
Purchased	1,144	22	904	5
Sold	1,229	(3)	974	(23)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2023, and January 31, 2023, would increase the fair value of our foreign currency contracts by $142 million and $149 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2023, and January 31, 2023, would decrease the fair value of our foreign currency contracts by $48 million and $191 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At October 31, 2023, we had $1,533 million of cash equivalents and marketable securities, including $428 million classified as short-term marketable securities and $219 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Challenges relating to the proper management and governance of our use of artificial intelligence in our offerings.
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

The software industry is characterized by rapid technological changes as well as changes in customer requirements and preferences. In recent years, the industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. Both new and existing customers are also reconsidering how they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, artificial intelligence (“AI”) and machine learning are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed.

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

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflationary pressures and higher interest rates, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, current geopolitical and global macro-economic challenges and the coronavirus (COVID-19) pandemic have caused uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which these challenges will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact of these challenges on our customers, vendors, distributors, and resellers, such as the supply chain disruption and resulting inflationary pressures and global labor shortage that we have seen recently, material scarcity, as well as other factors; the ebb and flow of COVID-19, including in specific geographies and as a result of outbreaks and variants; actions taken by governments, businesses, and consumers in response to these challenges; speed and timing of economic recovery, including in specific geographies; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; wars and armed conflicts, including the current conflicts between Russia and Ukraine and between Israel and Hamas; foreign exchange rate fluctuations; and the effect of these challenges on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. Due to our subscription-based business model, the effect of COVID-19 may not be fully reflected in our results of operations until future periods, if at all. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases, which we have seen recently in certain countries including China. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

As described elsewhere in these risk factors, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased political and economic unpredictability globally and may increase the volatility of global financial markets, and the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations, and financial condition. A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counter-parties and could also impair our banking partners, on which we rely for operating cash management. War, including the significant military action against Ukraine launched by Russia, the conflict between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business. Any of these events could harm our business, results of operations, and financial condition.

Our business could be adversely impacted by the costs and challenges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2023 and the nine months ended October 31, 2023. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 64% and 66% of our net revenue for the nine months ended October 31, 2023 and 2022, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States, as well as country-specific conditions related to COVID-19, such as varied speed of recovery in different geographies. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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
•software piracy; and
•other factors beyond our control, including popular uprisings, terrorism, war (including the significant military action against Ukraine launched by Russia, the conflict between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), natural disasters, and diseases and pandemics, such as COVID-19.
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

We are dependent on attracting new customers as well as renewing and expanding our business with existing customers. Our customers are not obligated to renew their subscriptions for our offerings, and they may elect not to renew, upgrade, or expand their subscriptions. We cannot assure renewal rates or the mix of subscriptions renewals. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing; competitive offerings; customer satisfaction; and reductions in customer spending levels, customer activity, or number of users due to economic downturns, or financial markets uncertainty. If our customers do not renew their subscriptions or if they renew on less favorable terms, our revenues may decline.

Existing and increased competition and rapidly evolving technological changes may reduce our revenue and profits.

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The markets in which we operate are characterized by vigorous competition, both by entrants with innovative technologies and by consolidation of companies with complementary offerings and technologies. Some of our competitors have greater financial, technical, sales and marketing, and other resources. Our competitors may also be able to develop and market new technologies that render our existing or future products less competitive. For example, disruptive technologies such as machine learning and other AI technologies may significantly alter the market for our products in unpredictable ways and reduce customer demand. Furthermore, a reduction in the number and availability of compatible third-party applications or our inability to rapidly adapt to technological and customer preference changes, including those related to cloud computing, mobile devices, and new computing platforms, may adversely affect the sale of our solutions. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins, and loss of market share, any of which would likely harm our business.

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

We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic or political conditions. In particular, our financial results, key metrics, or other operating metrics in Europe during our third quarter are usually affected by a slower summer period, and our APAC operations typically experience seasonal slowing in our fourth quarter. War, including the significant military action against Ukraine launched by Russia, the conflict between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2023 and 2022, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 27% and 28% of our total net revenue, respectively.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the other risks described in these risk factors and the following:
•shortfalls in our expected financial results, including net revenue, billings, earnings, and cash flow or key performance metrics, such as subscriptions, and how those results compare to securities analyst expectations, including whether those results fail to meet, exceed, or significantly exceed securities analyst expectations;
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

We incorporate artificial intelligence into our offerings, and challenges with properly managing its use could result in competitive harm, reputational harm, or liability, and adversely affect our results of operations.

We are increasingly building AI into many of our offerings. We expect to rely on AI technologies to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our AI offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AI may expose us to additional lawsuits and regulatory investigations and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. We are increasingly building AI into many of our offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation in the space of AI ethics may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm, or legal liability. Failure to address AI ethics issues by us or others in our industry could undermine public confidence in AI and slow adoption of AI in our products and services.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the nine months ended October 31, 2023 and 2022, approximately 63% and 65%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 40% and 37% of our total net revenue for the nine months ended October 31, 2023 and 2022, respectively, and Ingram Micro accounted for 8% and 9% of our total net revenue for the nine months ended October 31, 2023 and 2022, respectively. During October 2022, we entered into a transition agreements with each of TD Synnex and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with such transition agreements, we intend to increase our selling efforts with value-added resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex and Ingram Micro will be able to continue to do so, and following the transition period, we believe such end users will be able to continue to purchase our products from certain value-added resellers or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex or Ingram Micro were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, value added resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of October 31, 2023, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

Signed into law on August 16, 2022, the Inflation Reduction Act contains many provisions that may impact Autodesk, including the corporate alternative minimum tax and excise tax on stock buybacks. We are monitoring these impacts on our consolidated financial statements.

Increasingly, tax authorities are reviewing existing corporate tax regulatory and legal regimes. Many countries are actively considering or implementing new taxing regimes and changes to existing tax laws. If U.S. or foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems, and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack, terrorism or war (including the significant military action against Ukraine launched by Russia, the conflict between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), or business interruption from epidemics or pandemics, or the fear of such events, could adversely impact our business, financial results, and financial condition. For example, our corporate headquarters and executive offices are located near major seismic faults in the San Francisco Bay Area and face annual periods of wildfire danger, which increase the probability of power outages and may impact employees’ abilities to commute to work or to work from home. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country’s or region’s demand for our products, negatively impacting our financial results.

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

There were no sales of unregistered securities during the three months ended October 31, 2023.

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

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ended October 31, 2023, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 13, 2023, Mary McDowell, one of our Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 14,100 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 13, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, during the fiscal quarter ended October 31, 2023.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

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

Dated: December 4, 2023

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)