Form 10-Q
period 2024-04-30
Autodesk, Inc.
filed 2024-06-10
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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

As of May 24, 2024, registrant had outstanding approximately 216 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2024	2023
Net revenue:
Subscription	$1,330	$1,193
Maintenance	11	14
Total subscription and maintenance revenue	1,341	1,207
Other	76	62
Total net revenue	1,417	1,269
Cost of revenue:
Cost of subscription and maintenance revenue	100	96
Cost of other revenue	20	20
Amortization of developed technologies	17	11
Total cost of revenue	137	127
Gross profit	1,280	1,142
Operating expenses:
Marketing and sales	469	456
Research and development	346	327
General and administrative	155	132
Amortization of purchased intangibles	11	10
Total operating expenses	981	925
Income from operations	299	217
Interest and other income, net	10	4
Income before income taxes	309	221
Provision for income taxes	(57)	(60)
Net income	$252	$161
Basic net income per share	$1.17	$0.75
Diluted net income per share	$1.16	$0.75
Weighted average shares used in computing basic net income per share	215	215
Weighted average shares used in computing diluted net income per share	217	216

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2024	2023
Net income	$252	$161
Other comprehensive loss, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of zero and $2, respectively)	2	(13)
Change in net unrealized (loss) gain on available-for-sale debt securities (net of tax effect of zero for all periods presented)	(2)	2
Net change in cumulative foreign currency translation loss (net of tax effect of zero and $5 , respectively)	(29)	(4)
Total other comprehensive loss	(29)	(15)
Total comprehensive income	$223	$146

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,681	$1,892
Marketable securities	308	354
Accounts receivable, net	353	876
Prepaid expenses and other current assets	468	457
Total current assets	2,810	3,579
Long-term marketable securities	238	234
Computer equipment, software, furniture and leasehold improvements, net	117	121
Operating lease right-of-use assets	214	224
Intangible assets, net	572	406
Goodwill	4,133	3,653
Deferred income taxes, net	1,126	1,093
Long-term other assets	620	602
Total assets	$9,830	$9,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163	$100
Accrued compensation	326	476
Accrued income taxes	59	36
Deferred revenue	3,362	3,500
Operating lease liabilities	66	67
Other accrued liabilities	121	172
Total current liabilities	4,097	4,351
Long-term deferred revenue	600	764
Long-term operating lease liabilities	263	275
Long-term income taxes payable	178	168
Long-term deferred income taxes	42	25
Long-term notes payable, net	2,285	2,284
Long-term other liabilities	204	190
Stockholders’ equity:
Common stock and additional paid-in capital	3,894	3,802
Accumulated other comprehensive loss	(263)	(234)
Accumulated deficit	(1,470)	(1,713)
Total stockholders’ equity	2,161	1,855
Total liabilities and stockholders’ equity	$9,830	$9,912

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2024	2023
Operating activities:
Net income	$252	$161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	40	33
Stock-based compensation expense	149	165
Amortization of costs to obtain a contract with a customer	41	30
Deferred income taxes	(25)	(30)
Other	18	(11)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	526	630
Prepaid expenses and other assets	(69)	(73)
Accounts payable and other liabilities	(166)	(157)
Deferred revenue	(305)	(98)
Accrued income taxes	33	73
Net cash provided by operating activities	494	723
Investing activities:
Purchases of marketable securities	(220)	(342)
Sales and maturities of marketable securities	262	163
Capital expenditures	(7)	(9)
Purchases of intangible assets	(34)	(6)
Business combinations, net of cash acquired	(637)	(26)
Other investing activities	(2)	(10)
Net cash used in investing activities	(638)	(230)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	71	71
Taxes paid related to net share settlement of equity awards	(123)	(82)
Repurchases of common stock	(9)	(512)
Net cash used in financing activities	(61)	(523)
Effect of exchange rate changes on cash and cash equivalents	(6)	(8)
Net decrease in cash and cash equivalents	(211)	(38)
Cash and cash equivalents at beginning of period	1,892	1,947
Cash and cash equivalents at end of period	$1,681	$1,909

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$3	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2024, and for the three months ended April 30, 2024 and 2023, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2024, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2025, or for any other period. Further, the balance sheet as of January 31, 2024, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2024. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed on June 10, 2024.

Change in presentation

During the quarter ended April 30, 2024, the Company changed its presentation of the amortization of costs capitalized to obtain a contract with a customer in our Condensed Consolidated Statements of Cash Flows. Amortization of costs capitalized to obtain a contract with a customer were previously presented in “Changes in operating assets and liabilities, net of business combinations” and are now presented in “Adjustments to reconcile net income to net cash provided by operating activities.” Accordingly, prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not impact total net cash provided by operating activities. The effect of the change on the Condensed Consolidated Statement of Cash Flows for the quarter ended April 30, 2023 was $30 million.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2024, that are applicable to the Company.

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

Accounting Standards Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for Autodesk’s fiscal year beginning February 1, 2024, and interim periods for Autodesk’s fiscal year beginning February 1, 2025, and should be applied on a retrospective basis to all periods presented. Autodesk is currently evaluating the effect of adopting ASU 2023-07 on its fiscal year 2025 disclosures.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended April 30,
	2024	2023
Net revenue by product family:
Architecture, Engineering and Construction	$674	$582
AutoCAD and AutoCAD LT	376	349
Manufacturing	268	246
Media and Entertainment	71	71
Other	28	21
Total net revenue	$1,417	$1,269

Net revenue by geographic area:
Americas
U.S.	$509	$456
Other Americas	110	97
Total Americas	619	553
Europe, Middle East and Africa	534	474
Asia Pacific	264	242
Total net revenue	$1,417	$1,269

Net revenue by sales channel:
Indirect	$880	$820
Direct	537	449
Total net revenue	$1,417	$1,269

Net revenue by product type:
Design	$1,196	$1,086
Make	145	121
Other	76	62
Total net revenue	$1,417	$1,269
Payments for product subscriptions, cloud subscriptions, and maintenance subscriptions are typically due in annual installments or up front with payment terms of 30 to 45 days. Payments on EBAs are due upfront or in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of April 30, 2024, Autodesk had remaining performance obligations of $5.89 billion, which represents the total contract price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.92 billion or 66% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.97 billion or 34% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of April 30, 2024. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended April 30, 2024 and 2023, that was included in the deferred revenue balances at January 31, 2024 and 2023, was $1.19 billion and $1.06 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total revenue from the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 38% and 40% of Autodesk’s total net revenue during the three months ended April 30, 2024 and 2023, respectively. The majority of the net revenue from sales to TD Synnex is from sales outside of the United States. In addition, TD Synnex accounted for 22% and 18% of trade accounts receivable at April 30, 2024 and January 31, 2024, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of April 30, 2024, and January 31, 2024:

	April 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$592	$—	$—	$592
Commercial paper	278	—	—	278
Certificates of deposit	83	—	—	83
U.S. government securities	12	—	—	12
Corporate debt securities	10	—	—	10
Marketable securities:
Short-term
Commercial paper	141	—	—	141
Corporate debt securities	73	—	—	73
U.S. government securities	54	—	—	54
Asset-backed securities	25	—	—	25
Other (2)	15	—	—	15
Long-term
Corporate debt securities	108	—	(1)	107
Asset-backed securities	62	—	—	62
Agency mortgage backed securities	39	—	(1)	38
U.S. government securities	25	—	(1)	24
Other (3)	7	—	—	7
Mutual funds (4) (5)	95	13	(1)	107
Total	$1,619	$13	$(4)	$1,628
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency discount bonds, mortgage-backed securities, agency bonds, and certificates of deposit.
(3)Consists of agency collateralized mortgage obligations, agency bonds, and mortgage-backed securities.
(4)See Note 12, “Deferred Compensation” for more information.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$693	$—	$—	$693
Commercial paper	250	—	—	250
U.S government securities	92	—	—	92
Certificates of deposit	80	—	—	80
Other (2)	6	—	—	6
Marketable securities:
Short-term
Commercial paper	159	—	—	159
Corporate debt securities	75	—	—	75
U.S. government securities	70	—	—	70
Asset-backed securities	28	—	—	28
Other (3)	22	—	—	22
Long-term
Corporate debt securities	103	1	—	104
Asset backed securities	59	—	—	59
Agency mortgage-backed securities	36	—	—	36
U.S. government securities	24	—	—	24
Other (4)	11	—	—	11
Mutual funds (5) (6)	89	12	(1)	100
Total	$1,797	$13	$(1)	$1,809
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of April 30, 2024:

Fair Value
Due within 1 year	$276
Due in 1 year through 5 years	232
Due in 5 years through 10 years	13
Due after 10 years	25
Total	$546

As of both April 30, 2024, and January 31, 2024, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three months ended April 30, 2024.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both April 30, 2024, and January 31, 2024. There were no write offs of accrued interest receivables for both the three months ended April 30, 2024 and 2023.

There were no material realized gain or loss for the sales or redemptions of marketable debt securities during both the three months ended April 30, 2024 and 2023. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other income, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended April 30,
	2024	2023
Marketable debt securities	$262	$163

Strategic investments in equity securities

As of April 30, 2024, and January 31, 2024, Autodesk had $163 million and $162 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other income, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Three Months Ended April 30,		Cumulative Amount as of
	2024	2023	April 30, 2024
Upward adjustments	$—	$—	$29
Negative adjustments, including impairments	—	—	(114)
Net unrealized adjustments	$—	$—	$(85)

Realized gains for the disposition of strategic investment equity securities for both the three months ended April 30, 2024 and 2023 were immaterial.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of April 30, 2024, and January 31, 2024:

	April 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$592	$—	$—	$592
Commercial paper	—	278	—	278
Certificates of deposit	—	83	—	83
U.S. government securities	—	12	—	12
Corporate debt securities	—	10	—	10
Marketable securities:
Short-term
Commercial paper	—	141	—	141
Corporate debt securities	—	73	—	73
U.S. government securities	—	54	—	54
Asset-backed securities	—	25	—	25
Other (2)	—	15	—	15
Long-term
Corporate debt securities	—	107	—	107
Asset-backed securities	—	62	—	62
Agency mortgage backed securities	—	38	—	38
U.S. government securities	—	24	—	24
Other (3)	—	7	—	7
Long-term other assets:
Mutual funds (4)(5)	107	—	—	107
Derivative assets:
Derivative contract assets (5)	—	19	—	19
Derivative liabilities:
Derivative contract liabilities (6)	—	(14)	—	(14)
Total	$699	$934	$—	$1,633
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency discount bonds, mortgage-backed securities, agency bonds, and certificates of deposit.
(3)Consists of agency collateralized mortgage obligations, agency bonds, and mortgage-backed securities.
(4)See Note 12, “Deferred Compensation” for more information.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.
(6)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$693	$—	$—	$693
Commercial paper	—	250	—	250
U.S government securities	—	92	—	92
Certificates of deposit	—	80	—	80
Other (2)	—	6	—	6
Marketable securities:
Short-term
Commercial paper	—	159	—	159
Corporate debt securities	—	75	—	75
U.S. government securities	—	70	—	70
Asset backed securities	—	28	—	28
Other (3)	—	22	—	22
Long-term
Corporate debt securities	—	104	—	104
Asset backed securities	—	59	—	59
Agency bonds	—	36	—	36
U.S. government securities	—	24	—	24
Other (4)	—	11	—	11
Long-term other assets:
Mutual funds (5) (6)	100	—	—	100
Derivative assets:
Derivative contract assets (6)	—	21	—	21
Derivative liabilities:
Derivative contract liabilities (7)	—	(15)	—	(15)
Total	$793	$1,022	$—	$1,815
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the three months ended April 30, 2024, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2024	5,371	$203.87
Granted	2,280	239.60
Vested	(1,527)	207.80
Canceled/Forfeited	(92)	205.06
Performance Adjustment (1)	(32)	194.63
Unvested restricted stock units at April 30, 2024	6,000	$217.06
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2024 performance period. The performance stock units were attained at rates ranging from 75% to 96% of the target award.

The fair value of the shares vested during the three months ended April 30, 2024 and 2023, was $396 million and $274 million, respectively.

During the three months ended April 30, 2024, Autodesk granted 2 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $127 million and $130 million during the three months ended April 30, 2024 and 2023, respectively.

During the three months ended April 30, 2024, Autodesk granted 7 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period.

The performance criteria for the performance stock units vested during the three months ended April 30, 2024, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $6 million and $11 million for the three months ended April 30, 2024 and 2023, respectively.

Common Stock

Autodesk recorded stock-based compensation expense related to common stock shares of $1 million and $6 million for the three months ended April 30, 2024 and 2023, respectively.

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

A summary of the ESPP activity for the three months ended April 30, 2024 and 2023, is as follows:

	Three Months Ended April 30,
	2024	2023
Issued shares (in thousands)	433	434
Average price of issued shares	$164.81	$163.59
Weighted average grant date fair value of shares granted under the ESPP (1)	$79.14	$71.34
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2024 and 2023, as follows:

	Three Months Ended April 30,
	2024	2023
Cost of subscription and maintenance revenue	$9	$9
Cost of other revenue	3	3
Marketing and sales	53	62
Research and development	66	69
General and administrative	18	22
Stock-based compensation expense related to stock awards and ESPP purchases	149	165
Tax (benefit) expense	(15)	1
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$134	$166

Stock-based Compensation Expense Assumptions

Autodesk determines the grant date fair value of its share-based payment awards BSM option pricing model or the quoted stock price on the date of grant, unless the awards are subject to market conditions, in which case Autodesk uses the Monte Carlo simulation model. The Monte Carlo simulation model uses multiple input variables to estimate the probability that market conditions will be achieved. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Three Months Ended April 30, 2024		Three Months Ended April 30, 2023
	Performance Stock Units (1)	ESPP	Performance Stock Units	ESPP
Range of expected volatility	N/A	28.7 - 34.5%	40.9 - 42.5%	40.0 - 42.4%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	—%	—%
Range of risk-free interest rates	N/A	4.6 - 5.4%	4.3 - 4.7%	4.3 - 5.0%
(1)There were no performance stock units granted during the three months ended April 30, 2024, where the fair value was estimated by a Monte Carlo simulation.
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

7. Income Tax

 Autodesk had income tax expense of $57 million, relative to pre-tax income of $309 million for the three months ended April 30, 2024, and income tax expense of $60 million, relative to pre-tax income of $221 million for the three months ended April 30, 2023. Income tax expense for the three months ended April 30, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation and the foreign derived intangibles tax benefit in the U.S.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to retain a valuation allowance against Portugal, New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in Australia and U.S., as we do not have sufficient income of the appropriate character to benefit these deferred tax assets. Autodesk also established a valuation allowance on the remaining deferred tax assets in Australia as it is more-likely-than-not that these deferred tax assets will not be realized.

As of April 30, 2024, the Company had $267 million of gross unrecognized tax benefits, of which $224 million would impact the effective tax rate, if recognized. The remaining $43 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will immaterially decrease in the next twelve months for statute lapses.

Signed into law on August 16, 2022 in the U.S., the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate alternative minimum tax. Autodesk continues to monitor the impact of the Inflation Reduction Act on its consolidated financial statements.

Signed into law on December 18, 2023 in Ireland, the Finance (No. 2) Act 2023 provides legislation to implement tax principles arising from proposals made by the Organization for Economic Co-operation and Development to establish a global minimum tax rate of 15%. The Company’s assessment of this legislation resulted in additional tax expense having a minimal impact to the consolidated financial statements. Other countries have enacted legislation or are actively considering changes to their tax law. The Company will continue to monitor proposed and enacted legislation for potential future impact on its consolidated financial statements.

8. Acquisitions

The results of operations for the following acquisitions are included in the accompanying Condensed Consolidated Statements of Operations since the acquisition date. Pro forma results of operations have not been presented because the effects of the acquisition are not material to Autodesk’s Condensed Consolidated Financial Statements.

On February 20, 2024, Autodesk acquired 100% of the outstanding stock of Payapps Limited (“Payapps”), a leading cloud-based software platform for managing construction-related payments, for total consideration of $387 million in cash. Of the total consideration transferred, $381 million is considered purchase consideration. The remaining amount of $6 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to stock-based compensation expense using the straight-line method over the vesting period. Autodesk expects to deepen Autodesk Construction Cloud’s footprint and provide a robust payment management offering to serve the needs of general contractors and trade contractors. Through automating the application of the payment process, Payapps’ solution provides greater transparency, reduces risk and helps accelerate time-to-payment.

On March 15, 2024, Autodesk acquired 100% of the PIX business of X2X, LLC (“PIX”), a production management solution for secure review and content collaboration in the media and entertainment industry for total consideration of $266 million in cash. The acquisition is expected to foster broader collaboration and communication, as well as help drive greater efficiencies, in the production process.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the business combinations that were completed during the three months ended April 30, 2024:

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

9. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of April 30, 2024, and January 31, 2024:

	April 30, 2024
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$729	$(446)	$283
Developed technologies	1,056	(782)	274
Trade names and patents	121	(113)	8
Other	7	—	7
Total intangible assets	$1,913	$(1,341)	$572
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2024
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$664	$(436)	$228
Developed technologies	933	(765)	168
Trade names and patents	116	(113)	3
Other	8	(1)	7
Total intangible assets	$1,721	$(1,315)	$406
 _______________
(1)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $271 million and $254 million at April 30, 2024, and January 31, 2024, respectively. Accumulated amortization was $96 million and $83 million at April 30, 2024, and January 31, 2024, respectively. Amortization expense for the three months ended April 30, 2024 and 2023, was $13 million and $9 million, respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 30, 2024, (in millions):

Balance as of January 31, 2024 (1)	3,653
Additions arising from acquisitions during the period	491
Effect of foreign currency translation and measurement period adjustments (2)	(11)
Balance as of April 30, 2024 (1)	$4,133
_______________
(1)Accumulated impairment losses as of both January 31, 2024 and April 30, 2024, were $149 million.
(2)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

12. Deferred Compensation

At April 30, 2024, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $107 million. Of this amount, $10 million was classified as current and $97 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $100 million related to the investments in a rabbi trust as of January 31, 2024, $10 million was classified as current and $90 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $217 million as of April 30, 2024, and $210 million as of January 31, 2024. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheet. Of the total amount as of April 30, 2024, $151 million was recorded in “Prepaid expenses and other current assets” and $66 million was recorded in “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $41 million and $30 million during the three months ended April 30, 2024 and 2023, respectively. Autodesk did not recognize any contract cost impairment losses during the three months ended April 30, 2024 and 2023.

13. Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	April 30, 2024	January 31, 2024
Computer hardware, at cost	$118	$117
Computer software, at cost	48	48
Furniture and equipment, at cost	96	100
Leasehold improvements, land and buildings, at cost	331	357
	593	622
Less: Accumulated depreciation	(476)	(501)
Computer equipment, software, furniture, and leasehold improvements, net	$117	$121

14. Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. Per the Credit Agreement, Autodesk is required to issue annual audited consolidated financial statements within 90 days after the end of Autodesk’s fiscal year. On April 26, 2024, Autodesk obtained lender consent to extend the period to provide annual audited consolidated financial statements to June 14, 2024. At April 30, 2024, Autodesk was in compliance with all other Credit Agreement covenants. At April 30, 2024, Autodesk had no outstanding borrowings under the Credit Agreement. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026.

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

Based on the quoted market prices, the approximate fair value of the notes as of April 30, 2024, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$296
2017 Notes	500	474
2020 Notes	500	436
2021 Notes	1,000	808

The expected future principal payments for all borrowings as of April 30, 2024, were as follows (in millions):

Fiscal year ending
2025 (remainder)	$—
2026	300
2027	—
2028	500
2029	—
Thereafter	1,500
Total principal outstanding	$2,300

15. Leases

Autodesk has operating leases for real estate and certain equipment. Leases have remaining lease terms of less than 1 year to 66 years, some of which include options to extend the lease with renewal terms from 1 year to 8 years and some of which include options to terminate the leases from less than 1 year to 6 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “Accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.

The components of lease cost were as follows:

	Three Months Ended April 30, 2024
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$—	$7	$5	$3	$17
Variable lease cost	—	—	2	1	1	4

	Three Months Ended April 30, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$7	$6	$2	$18
Variable lease cost	—	—	2	1	1	4

Supplemental operating cash flow information related to leases is as follows:

	Three Months Ended April 30,
	2024	2023
Cash paid for operating leases included in operating cash flows (1)	$23	$28
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	5	38
  _______________
(1) Includes $4 million in variable lease payments for both the three months ended April 30, 2024 and 2023, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 6.0 and 6.2 years at April 30, 2024, and January 31, 2024, respectively. The weighted average discount rate was 2.89% and 2.86% at April 30, 2024, and January 31, 2024, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2025 (remainder)	$55
2026	79
2027	58
2028	48
2029	40
Thereafter	78
358
Less imputed interest	29
Present value of operating lease liabilities	$329

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 7.8 years. Sublease income was $2 million for both the three months ended April 30, 2024 and 2023. Sublease income is recorded as a reduction of lease expense in the Company’s Condensed Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $70 million. Autodesk expects to receive sublease income payments of approximately $40 million for remaining fiscal 2025 through fiscal 2029 and $30 million thereafter.

As of April 30, 2024, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

16. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of April 30, 2024, and January 31, 2024:

	Balance Sheet Location	Fair Value at
		April 30, 2024	January 31, 2024
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$13	$8
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	6	13
Total derivative assets		$19	$21
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$8	$8
Derivatives not designated as hedging instruments	Other accrued liabilities	6	7
Total derivative liabilities		$14	$15

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2024 and 2023 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive income, net of tax, (effective portion)	$2	$(13)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$5	$20
Cost of revenue	—	—
Operating expenses	(2)	2
Total	$3	$22

The amount and location of (loss) gain recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2024 and 2023, (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2024	2023
Interest and other income, net	$—	$2

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.48 billion at April 30, 2024, and $1.25 billion at January 31, 2024. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $25 million remaining in “Accumulated other comprehensive loss” as of April 30, 2024, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30, 2024
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,330	$11	$100	$469	$346	$155

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$5	$—	$—	$(1)	$(1)	$—

	Three Months Ended April 30, 2023
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,193	$14	$96	$456	$327	$132

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$20	$—	$—	$1	$—	$1

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $325 million at April 30, 2024, and $455 million at January 31, 2024.

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

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of April 30, 2024, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2024	214	$3,802	$(234)	$(1,713)	$1,855
Common shares issued under stock plans	1	(62)	—	—	(62)
Stock-based compensation expense	—	151	—	—	151
Settlement of liability-classified restricted common shares	—	3	—	—	3
Net income	—	—	—	252	252
Other comprehensive loss	—	—	(29)	—	(29)
Repurchase and retirement of common shares (1)	—	—	—	(9)	(9)
Balances, April 30, 2024	215	$3,894	$(263)	$(1,470)	$2,161
 ________________
(1)During the three months ended April 30, 2024, Autodesk repurchased 33 thousand shares at an average repurchase price of $254.81 per share. At April 30, 2024, $4.73 billion remained available for repurchase under the November 2022 repurchase program approved by the Board of Directors.

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

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2024:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2024	$23	$20	$(24)	$(253)	$(234)
Other comprehensive income (loss) before reclassifications	5	(2)	—	(29)	(26)
Pre-tax gains reclassified from accumulated other comprehensive loss	(3)	—	—	—	(3)
Tax effects	—	—	—	—	—
Net current period other comprehensive income (loss)	2	(2)	—	(29)	(29)
Balances, April 30, 2024	$25	$18	$(24)	$(282)	$(263)

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2023:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2023	$64	$18	$(19)	$(248)	$(185)
Other comprehensive income (loss) before reclassifications	7	2	—	(9)	—
Pre-tax gains reclassified from accumulated other comprehensive loss	(22)	—	—	—	(22)
Tax effects	2	—	—	5	7
Net current period other comprehensive (loss) income	(13)	2	—	(4)	(15)
Balances, April 30, 2023	$51	$20	$(19)	$(252)	$(200)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other income, net.” Refer to Note 16, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other income, net.”

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

	Three Months Ended April 30,
	2024	2023
Numerator:
Net income	$252	$161
Denominator:
Denominator for basic net income per share—weighted average shares	215	215
Effect of dilutive securities	2	1
Denominator for dilutive net income per share	217	216
Basic net income per share	$1.17	$0.75
Diluted net income per share	$1.16	$0.75

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three months ended April 30, 2024 and 2023, there were 48 thousand and 588 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	April 30, 2024	January 31, 2024
Long-lived assets (1):
Americas
U.S.	$210	$221
Other Americas	14	15
Total Americas	224	236
Europe, Middle East, and Africa	64	63
Asia Pacific	43	46
Total long-lived assets	$331	$345
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

22. Subsequent Events

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three Months Ended April 30, 2024,” and in “Results of Operations-Overview.” Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

To support our strategic priority of digital transformation in Architecture, Engineering, and Construction (“AEC”), we are strengthening our AEC solutions’ foundation with both organic and inorganic investments. In the first quarter of fiscal 2025, we acquired Payapps Limited (“Payapps”), a leading cloud-based software platform for managing construction-related payments. This acquisition will deepen Autodesk Construction Cloud’s footprint and provide a robust payment management offering to serve the needs of general contractors and trade contractors. Through automating the application of the payment process, Payapps’ solution provides greater transparency, reduces risk and helps accelerate time-to-payment. In fiscal 2024, we launched the first set of capabilities in Autodesk Forma, an industry cloud that unifies workflows across the teams that design, build, and operate the built environment. Autodesk Forma’s initial capabilities enable the early-stage planning and design process with automation and AI-powered insights that simplify the exploration of design concepts, offload repetitive tasks, and help evaluate environmental qualities surrounding a building site. In fiscal 2023, we acquired a cloud-connected, extended reality (XR) platform enabling AEC professionals to present, collaborate and review projects in immersive and interactive experiences, from anywhere and at any time. This acquisition enables Autodesk to meet increasing needs for augmented reality (AR) and virtual reality (VR) technology advancements within the AEC industry and further support AEC customers throughout the project delivery lifecycle.

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

Global Reach

We sell our products and services globally, through a combination of direct and indirect channels. Our direct channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on serving certain Flex and subscription customers through our new transaction model, and business transacted through our online Autodesk branded store. Our indirect channels primarily include value added distributors, value added resellers, direct market resellers, volume channel partners, and product-specific resellers. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro, to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk intends to increase its selling efforts with value-added resellers and Solution Providers. We introduced a new transaction model for our token-based Flex offering in North America, and certain countries in EMEA and APAC, and for most of our subscription offerings in Australia during fiscal 2024, whereby Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. We intend to transition our indirect business to the new transaction model in our major markets globally in fiscal 2025 and fiscal 2026. We expect the change in recognition of sales incentives to indirect channels from contra revenue to operating costs under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three months ended April 30, 2024 and 2023.

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

Impact at Autodesk

Autodesk is committed to advancing a more sustainable, resilient, and inclusive world. We don’t believe in waiting for progress, we believe in making it. We take action as a business and support our employees, customers, and communities in our collective opportunity to design and make a better world for all.

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

These opportunities manifest as outcomes through how our customers leverage our technology to design and make net-zero carbon buildings, resilient infrastructure, more sustainable products, and a thriving workforce. We complement these opportunities through powering our business with 100% renewable energy, neutralizing greenhouse gas emissions and developing an inclusive culture. We advance these opportunities with industry innovators through collaboration, philanthropic capital, software donations, and training.

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

Assumptions Behind Our Strategy

Our strategy depends upon many assumptions, including: making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, Solution Providers, third-party developers, customers, educators, educational institutions, learning partners, and students; improving the performance and functionality of our products and platform; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks, Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2024

•Total net revenue increased 12%, to $1.42 billion, during the three months ended April 30, 2024, compared to the same period in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% and 98% for the three months ended April 30, 2024 and 2023, respectively.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110%, on a constant currency basis, for both the three months ended April 30, 2024 and 2023.
•Deferred revenue was $3.96 billion, a decrease of 7% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $5.89 billion, a decrease of 4% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $3.92 billion, a decrease of 1% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 12% during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year, primarily due to an 11% increase in subscription revenue.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 38% and 40% of our total net revenue for the three months ended April 30, 2024 and 2023, respectively. Our customers through TD Synnex are the resellers and end users who purchase our software subscriptions and services. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro Inc., to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, we intend to increase our selling efforts with value-added resellers and Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex.
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

The following table outlines our recurring revenue metric for the three months ended April 30, 2024 and 2023:

	Three Months Ended April 30, 2024	Change compared to prior fiscal year		Three Months Ended April 30, 2023
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,381	$137	11%	$1,244
As a percentage of net revenue	97%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110%, on a constant currency basis, for both the three months ended April 30, 2024 and 2023.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Japan, Germany, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended April 30, 2024
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	12%	13%	Negative
Total spend	6%	6%	Neutral
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

(in millions)	April 30, 2024	January 31, 2024
Deferred revenue	$3,962	$4,264
Unbilled deferred revenue	1,931	1,844
RPO	$5,893	$6,108

RPO consisted of the following:

(in millions)	April 30, 2024	January 31, 2024
Current RPO	$3,917	$3,976
Non-current RPO	1,976	2,132
RPO	$5,893	$6,108

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

Balance Sheet and Cash Flow Items

At April 30, 2024, we had $2.23 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations decreased to $494 million for the three months ended April 30, 2024, compared to $723 million for the three months ended April 30, 2023. We repurchased 33 thousand shares of our common stock for $9 million during the three months ended April 30, 2024. Comparatively, we repurchased 2.7 million shares of our common stock for $534 million during the three months ended April 30, 2023. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

Results of Operations

Overview

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate complex geopolitical and global macro-economic challenges. However, material scarcity, supply chain disruption and resulting inflationary pressures, higher interest rates, a global labor shortage, the ongoing wars between Ukraine and Russia and between Israel and Hamas, and foreign exchange rate fluctuations, may impact our outlook. We also expect our transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. The extent of the impact of these risks on our business in the remainder of fiscal 2025 and beyond will depend on several factors, some of which are out of our control. Further discussion of the potential impacts of these risks on our business can be found in Part II, Item 1A, “Risk Factors.”

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

Our sales incentives to Solution Providers will be recorded as operating expenses under the new transaction model as we will contract directly with end customers. Accordingly, we expect sales incentives paid to resellers recorded as a reduction of transaction price and subsequently recognized as a reduction to subscription revenue over the contract period will decrease as we transition to the new transaction model. Most of the sales incentives payments to Solution Providers in our new transaction model, will be considered incremental and recoverable costs of obtaining a contract with a customer and will be capitalized and included in “Prepaid expenses and other current assets” and “Long-term other assets” on the Condensed Consolidated Balance Sheets. The deferred costs will then be amortized over the period of benefit and recorded to “Sales and Marketing” on the Condensed Consolidated Statement of Operations. The sales incentives not qualifying for capitalization will be recorded to “Sales and Marketing” on the Condensed Consolidated Statement of Operations as the costs are incurred under the incentive program requirements. In the near term, we expect the change in recognition of sales incentives to indirect channels from contra revenue to operating expenses under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin.

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

Other revenue consists of revenue from consulting and other products and services, and is recognized as the products are delivered and services are performed.

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2024	$	%	April 30, 2023
Net Revenue:
Subscription	$1,330	$137	11%	$1,193	Increase due to growth in subscription renewal revenue driven by expansion of subscriber base in prior periods. Also contributing to the growth was an increase in revenue from EBA offerings and Cloud Service Offerings.
Maintenance	11	(3)	(21)%	14
Total subscription and maintenance revenue	1,341	134	11%	1,207
Other	76	14	23%	62
	$1,417	$148	12%	$1,269

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2024	$	%	April 30, 2023
Net Revenue by Product Family:
AEC	$674	$92	16%	$582	Increase due to growth in revenue from AEC Collections, EBA offerings, Revit, and Autodesk Build.
AutoCAD and AutoCAD LT	376	27	8%	349	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	268	22	9%	246	Increase due to growth in revenue from MFG Collections, Fusion, EBA offerings, and Inventor.
M&E	71	—	—%	71	Remained flat compared to the prior period.
Other	28	7	33%	21
Total Net Revenue	$1,417	$148	12%	$1,269

Net Revenue by Geographic Area

	Three Months Ended April 30, 2024	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended April 30, 2023
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$509	$53	12%	*	$456
Other Americas	110	13	13%	*	97
Total Americas	619	66	12%	12%	553
EMEA	534	60	13%	14%	474
APAC	264	22	9%	14%	242
Total Net Revenue	$1,417	$148	12%	13%	$1,269
____________________
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions, including in connection with the ongoing wars between Ukraine and Russia and between Israel and Hamas (and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, India, and China, has had and may continue to have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability or protectionism in the global market may impact our future financial results.

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(In millions, except percentages)	April 30, 2024	$	%	April 30, 2023
Net Revenue by Sales Channel:
Indirect	$880	$60	7%	$820
Direct	537	88	20%	449
Total Net Revenue	$1,417	$148	12%	$1,269

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

Net Revenue by Product Type

	Three Months Ended April 30, 2024	Change compared to prior fiscal year		Three Months Ended April 30, 2023
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,196	$110	10%	$1,086	Increase primarily due to growth in AEC collections, AutoCAD Family, and EBA offerings.
Make	145	24	20%	121	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion.
Other	76	14	23%	62
Total Net Revenue	$1,417	$148	12%	$1,269

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2024	$	%	April 30, 2023
Cost of revenue:
Subscription and maintenance	$100	$4	4%	$96	Increase primarily due to employee related costs driven by higher headcount.
Other	20	—	—%	20
Amortization of developed technologies	17	6	55%	11	Increase is primarily due to amortization of acquired developed technologies related to acquisitions in fiscal 2024 and the first quarter of fiscal 2025.
Total cost of revenue	$137	$10	8%	$127

Operating expenses:
Marketing and sales	$469	$13	3%	$456	Increase due to employee related costs primarily related to internal sales commissions, an increase in cloud hosting costs, as well as an increase in sales commissions to Solution Providers due to the recognition of these costs to marketing and sales expense under the new transaction model, partially offset by an increase in capitalized software costs.
Research and development	346	19	6%	327	Increase primarily due to employee-related costs driven by higher headcount and merit increases as well as an increase in cloud hosting costs.
General and administrative	155	23	17%	132	Increase primarily due to employee-related costs driven by higher headcount as well as an increase in acquisition-related costs and cloud hosting costs.
Amortization of purchased intangibles	11	1	10%	10	Increase is primarily due to amortization of intangible assets related to acquisitions in the first quarter of fiscal 2025 offset by the full amortization of previously acquired intangible assets.
Total operating expenses	$981	$56	6%	$925

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the second quarter of fiscal 2025, as compared to the second quarter of fiscal 2024:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Decrease
Research and development	Increase	Flat
General and administrative	Increase	Flat
Amortization of purchased intangibles	Flat	Flat

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended April 30,
(in millions)	2024	2023
Interest and investment income, net	$8	$2
Gain on foreign currency	1	1
Other income	1	1
Interest and other income, net	$10	$4

Interest and other income, net, increased by $6 million during the three months ended April 30, 2024, as compared to the same period in the prior fiscal year. The increase was primarily due to an increase in interest income and an increase in gains for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans in the current period as compared to the prior period.

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

We had an income tax expense of $57 million, relative to pre-tax income of $309 million for the three months ended April 30, 2024, and an income tax expense of $60 million, relative to pre-tax income of $221 million for the three months ended April 30, 2023. Income tax expense for the three months ended April 30, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation and the foreign derived intangibles tax benefit in the U.S.

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

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Autodesk continues to retain a valuation allowance against Portugal, New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in Australia and U.S., as we do not have sufficient income of the appropriate character to benefit these deferred tax assets. Autodesk also established a valuation allowance on the remaining deferred tax assets in Australia as it is more-likely-than-not that these deferred tax assets will not be realized.

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

As of April 30, 2024, we had $267 million of gross unrecognized tax benefits, of which $224 million would impact the effective tax rate, if recognized. The remaining $43 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will immaterially decrease in the next twelve months for statute lapse.

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

Signed into law on August 16, 2022 in the U.S., the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate alternative minimum tax. Autodesk continues to monitor the impact of the Inflation Reduction Act on our consolidated financial statements.

Signed into law on December 18, 2023 in Ireland, the Finance (No. 2) Act 2023 provides legislation to implement tax principles arising from proposals made by the Organization for Economic Co-operation and Development to establish a global minimum tax rate of 15%. Autodesk’s assessment of this legislation resulted in additional tax expense having a minimal impact to the consolidated financial statements. Other countries have enacted legislation or are actively considering changes to their tax law. Autodesk will continue to monitor proposed and enacted legislation for potential future impact on its consolidated financial statements.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2024 and 2023, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended April 30,
	2024	2023
	(Unaudited)
Gross profit	$1,280	$1,142
Non-GAAP gross profit	$1,308	$1,163
Income from operations	$299	$217
Non-GAAP income from operations	$490	$404
Operating margin	21%	17%
Non-GAAP operating margin	35%	32%
Net income	$252	$161
Non-GAAP net income	$405	$334
GAAP diluted net income per share	$1.16	$0.75
Non-GAAP diluted net income per share	$1.87	$1.55

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended April 30,
	2024	2023
	(Unaudited)
Gross profit	$1,280	$1,142
Stock-based compensation expense	12	12
Amortization of developed technologies	16	9
Non-GAAP gross profit	$1,308	$1,163

Gross margin	90%	90%
Stock-based compensation expense	1%	1%
Amortization of developed technologies	1%	1%
Non-GAAP gross margin (1)	92%	92%

Income from operations	$299	$217
Stock-based compensation expense	149	165
Amortization of developed technologies	16	9
Amortization of purchased intangibles	11	10
Acquisition-related costs	15	3
Non-GAAP income from operations	$490	$404

Operating margin	21%	17%
Stock-based compensation expense	11%	13%
Amortization of developed technologies	1%	1%
Amortization of purchased intangibles	1%	1%
Acquisition-related costs	1%	—%
Non-GAAP operating margin (1)	35%	32%

Net income	$252	$161
Stock-based compensation expense	149	165
Amortization of developed technologies	16	9
Amortization of purchased intangibles	11	10
Acquisition-related costs	15	3
Discrete tax provision items	(13)	(6)
Establishment of valuation allowance on deferred tax assets	4	—
Income tax effect of non-GAAP adjustments	(29)	(8)
Non-GAAP net income	$405	$334

	Three Months Ended April 30,
	2024	2023
	(Unaudited)
Diluted net income per share	$1.16	$0.75
Stock-based compensation expense	0.69	0.76
Amortization of developed technologies	0.07	0.05
Amortization of purchased intangibles	0.05	0.05
Acquisition-related costs	0.07	0.01
Establishment of valuation allowance on deferred tax assets	0.02	—
Discrete tax provision items	(0.06)	(0.03)
Income tax effect of non-GAAP adjustments	(0.13)	(0.04)
Non-GAAP diluted net income per share	$1.87	$1.55
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

At April 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.23 billion and net accounts receivable of $353 million. In connection with the acquisition of a provider of a cloud-based artificial intelligence pipeline for creating computer-generated 3D characters into live-action scenes in the second quarter fiscal 2025, we used approximately $131 million, net of cash acquired, in readily available cash.

In November 2022, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At April 30, 2024, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of June 10, 2024, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and recent amendments to the Credit Agreement. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of April 30, 2024, we have $2.30 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of April 30, 2024, approximately 71% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Three Months Ended April 30,
(in millions)	2024	2023
Net cash provided by operating activities	$494	$723
Net cash used in investing activities	(638)	(230)
Net cash used in financing activities	(61)	(523)

Net cash provided by operating activities of $494 million for the three months ended April 30, 2024, primarily consisted of $252 million of our net income adjusted for $223 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, and deferred income tax. The increase in working capital is primarily due to the change in accounts receivable of $526 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers partially offset by a decrease in deferred revenue of $305 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter.

Net cash provided by operating activities of $723 million for the three months ended April 30, 2023, primarily consisted of $161 million of our net income adjusted for $187 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, and deferred income tax. Cash provided by working capital increased due to the change in accounts receivable of $630 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers offset in part by the change in accounts payable and other liabilities of $157 million primarily due to the timing of payments related to employee compensation and related costs and a decrease in deferred revenue of $98 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter.

Net cash used in investing activities was $638 million for the three months ended April 30, 2024, primarily due to business combinations, net of cash acquired, and purchases of marketable securities partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $230 million for the three months ended April 30, 2023, primarily due to purchases of marketable securities partially offset by the sales and maturities of marketable securities.

Net cash used in financing activities was $61 million for the three months ended April 30, 2024, primarily due to taxes paid related to net share settlement of equity awards partially offset by proceeds from issuance of common stock, net of issuance costs and $523 million for the three months ended April 30, 2023, primarily due to repurchases of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended April 30, 2024:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
February 1 - February 29	33	$254.81	33	$4,730
March 1 - March 31	—	—	—	$4,730
April 1 - April 30	—	—	—	$4,730
Total	33	$254.81	33
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in November 2022.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in November 2022 that authorized the repurchase of $5 billion. At April 30, 2024, $4.73 billion remained available for repurchase under the November 2022 repurchase program. The plan does not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 18, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2024, and January 31, 2024, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, British pounds, Japanese yen, Australian dollars, Norwegian krone, Canadian dollars, and Singapore dollars. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 30, 2024		January 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,327	$(12)	$1,430	$(5)
Sold	1,451	8	1,789	11
Option Contracts:
Purchased	1,223	14	1,048	8
Sold	1,302	(5)	1,118	(8)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2024, and January 31, 2024, would increase the fair value of our foreign currency contracts by $128 million and $121 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2024, and January 31, 2024, would decrease the fair value of our foreign currency contracts by $74 million and $99 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At April 30, 2024, we had $1,521 million of cash equivalents and marketable securities, including $308 million classified as short-term marketable securities and $238 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2024, plaintiff Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against Autodesk, our Chief Executive Officer Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The action is captioned Michael Barkasi v. Autodesk, Inc. et al., 3:24-cv-02431. The complaint, which was filed shortly after Autodesk’s announcement of the Audit Committee of the Board of Directors’ internal investigation regarding Autodesk’s free cash flow and non-GAAP operating margin practices, generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired Autodesk’s publicly traded securities between June 1, 2023 and April 16, 2024, and seeks unspecified damages and other relief. The case is in its early stages and a lead plaintiff has yet to be appointed. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

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

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflationary pressures and higher interest rates, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, current geopolitical and global macro-economic challenges have caused uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which these challenges will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact of these challenges on our customers, vendors, distributors, and resellers, such as the supply chain disruption and resulting inflationary pressures and global labor shortage that we have seen recently, material scarcity, as well as other factors; actions taken by governments, businesses, and consumers in response to these challenges; speed and timing of economic recovery, including in specific geographies; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; wars and armed conflicts, including the ongoing wars between Ukraine and Russia and between Israel and Hamas; foreign exchange rate fluctuations; and the effect of these challenges on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases, which we have seen recently in certain countries including China. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

As described elsewhere in these risk factors, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased political and economic unpredictability globally and may increase the volatility of global financial markets, and the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations, and financial condition. A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counter-parties and could also impair our banking partners, on which we rely for operating cash management. War, including the ongoing wars between Ukraine and Russia and between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business. Any of these events could harm our business, results of operations, and financial condition.

Our business could be adversely impacted by the costs and challenges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2024 and the three months ended April 30, 2024. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 64% of our net revenue for both the three months ended April 30, 2024 and 2023. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue and, as we expand our international development, sales, and marketing expertise, will provide significant support to our overall efforts in countries outside of the United States. Risks inherent in our international operations include:
•economic volatility;
•tariffs, quotas, and other trade barriers and restrictions, including any political or economic responses and counter-responses or otherwise by various global actors to the ongoing wars between Ukraine and Russia and between Israel and Hamas;
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
•software piracy; and
•other factors beyond our control, including popular uprisings, terrorism, war (including the ongoing wars between Ukraine and Russia and between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), natural disasters, and diseases and pandemics, such as COVID-19.
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

In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries in which we do business. More recently, the United States and other global actors have imposed sanctions as a result of the war against Ukraine launched by Russia and the ongoing war between Israel and Hamas. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, could trigger retaliatory actions by affected countries, including Russia. In addition, certain foreign governments, including the Chinese government, have instituted or considered imposing trade sanctions on certain U.S.-manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as announcing sanctions, a change in tariff structures, export compliance, or other trade policies, may increase the cost of, or otherwise interfere with, the conduct of our business, and could have a material adverse effect on our operations and business outlook.

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

We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic or political conditions. In particular, our financial results, key metrics, or other operating metrics in Europe during our third quarter are usually affected by a slower summer period, and our APAC operations typically experience seasonal slowing in our fourth quarter. War, including the ongoing wars between Ukraine and Russia and between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2024 and 2023, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 27% and 28% of our total net revenue, respectively.

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

Autodesk voluntarily contacted the Securities and Exchange Commission (the “SEC”) to advise it that an internal investigation was ongoing. Autodesk intends to cooperate with the SEC’s investigation. Furthermore, if the SEC commences legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order and other equitable remedies. The completion of the Audit Committee investigation and filing of any delinquent periodic reports will not automatically resolve the SEC investigation. In addition, the United States Attorney’s Office for the Northern District of California contacted us regarding the Audit Committee investigation. We cannot guarantee that we will not receive inquiries from other regulatory authorities regarding the investigation, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC or other regulatory authorities, or future claims or proceedings or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. We can provide no assurances as to the outcome of any governmental investigation.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the three months ended April 30, 2024 and 2023, approximately 62% and 65%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 38% and 40% of our total net revenue for the three months ended April 30, 2024 and 2023, respectively. During October 2022, we entered into a transition agreements with each of TD Synnex and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with such transition agreements, we intend to increase our selling efforts with value-added resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex and Ingram Micro will be able to continue to do so, and following the transition period, we believe such end users will be able to continue to purchase our products from certain value-added resellers or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex or Ingram Micro were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, value added resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

In addition, the CPRA and many of the other new state laws addressing privacy and information security, including those that have become or will become effective in 2024, provide for additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights. The CPRA also created a new agency to implement and enforce the law. These new state laws have required us to modify our data processing practices and policies and may cause us to make additional modifications, and to incur substantial costs and expenses, in our efforts to comply. Laws in all 50 states, and some of our contracts, require us to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. Also, if third parties we work with, such as suppliers, violate applicable data protection laws or regulations, such violations may also put our users’ information at risk and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, in addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional, or different self-regulatory standards that may place, or be asserted to place, additional burdens on us. Evolving legislation and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and have and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of previously useful data, potentially exposing us to additional expense, adverse publicity, and liability.

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

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of April 30, 2024, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems, and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber attack, terrorism or war (including the ongoing wars between Ukraine and Russia and between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), or business interruption from epidemics or pandemics, or the fear of such events, could adversely impact our business, financial results, and financial condition. For example, our corporate headquarters and executive offices are located near major seismic faults in the San Francisco Bay Area and face annual periods of wildfire danger, which increase the probability of power outages and may impact employees’ abilities to commute to work or to work from home. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country’s or region’s demand for our products, negatively impacting our financial results.

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

There were no sales of unregistered securities during the three months ended April 30, 2024.

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

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our fiscal quarter ended April 30, 2024, no directors and officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

Dated: June 10, 2024

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)