Form 10-Q
period 2024-07-31
Autodesk, Inc.
filed 2024-09-03
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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

As of August 23, 2024, registrant had outstanding 215 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net revenue:
Subscription	$1,408	$1,270	$2,738	$2,463
Maintenance	11	14	22	28
Total subscription and maintenance revenue	1,419	1,284	2,760	2,491
Other	86	61	162	123
Total net revenue	1,505	1,345	2,922	2,614
Cost of revenue:
Cost of subscription and maintenance revenue	100	95	200	191
Cost of other revenue	18	21	38	41
Amortization of developed technologies	22	11	39	22
Total cost of revenue	140	127	277	254
Gross profit	1,365	1,218	2,645	2,360
Operating expenses:
Marketing and sales	480	449	949	905
Research and development	368	355	714	682
General and administrative	161	141	316	273
Amortization of purchased intangibles	13	11	24	21
Total operating expenses	1,022	956	2,003	1,881
Income from operations	343	262	642	479
Interest and other income (expense), net	9	(4)	19	—
Income before income taxes	352	258	661	479
Provision for income taxes	(70)	(36)	(127)	(96)
Net income	$282	$222	$534	$383
Basic net income per share	$1.31	$1.04	$2.48	$1.79
Diluted net income per share	$1.30	$1.03	$2.46	$1.77
Weighted average shares used in computing basic net income per share	216	214	215	214
Weighted average shares used in computing diluted net income per share	217	215	217	216

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income	$282	$222	$534	$383
Other comprehensive income (loss), net of reclassifications:
Net loss on derivative instruments (net of tax effect of $1,$1, $1, and $3, respectively)	(5)	(13)	(3)	(26)
Change in net unrealized gain (loss) on available-for-sale debt securities (net of tax effect of zero for all periods presented)	3	(3)	1	(1)
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of zero, zero, zero, and $5, respectively)	16	18	(13)	14
Total other comprehensive income (loss)	14	2	(15)	(13)
Total comprehensive income	$296	$224	$519	$370

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,513	$1,892
Marketable securities	365	354
Accounts receivable, net	402	876
Prepaid expenses and other current assets	478	457
Total current assets	2,758	3,579
Long-term marketable securities	231	234
Computer equipment, software, furniture and leasehold improvements, net	116	121
Operating lease right-of-use assets	205	224
Intangible assets, net	609	406
Goodwill	4,253	3,653
Deferred income taxes, net	1,129	1,093
Long-term other assets	659	602
Total assets	$9,960	$9,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174	$100
Accrued compensation	361	476
Accrued income taxes	48	36
Deferred revenue	3,228	3,500
Operating lease liabilities	67	67
Current portion of long-term notes payable, net	300	—
Other accrued liabilities	159	172
Total current liabilities	4,337	4,351
Long-term deferred revenue	464	764
Long-term operating lease liabilities	250	275
Long-term income taxes payable	183	168
Long-term deferred income taxes	36	25
Long-term notes payable, net	1,986	2,284
Long-term other liabilities	230	190
Stockholders’ equity:
Common stock and additional paid-in capital	4,009	3,802
Accumulated other comprehensive loss	(249)	(234)
Accumulated deficit	(1,286)	(1,713)
Total stockholders’ equity	2,474	1,855
Total liabilities and stockholders’ equity	$9,960	$9,912

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2024	2023
Operating activities:
Net income	$534	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	86	66
Stock-based compensation expense	316	362
Amortization of costs to obtain a contract with a customer	85	63
Deferred income taxes	(40)	(65)
Lease-related asset impairments	—	7
Other	(5)	(33)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	477	559
Prepaid expenses and other assets	(167)	(95)
Accounts payable and other liabilities	(30)	(106)
Deferred revenue	(577)	(350)
Accrued income taxes	27	67
Net cash provided by operating activities	706	858
Investing activities:
Purchases of marketable securities	(431)	(687)
Sales and maturities of marketable securities	430	339
Capital expenditures	(16)	(16)
Purchases of intangible assets	(39)	(10)
Business combinations, net of cash acquired	(801)	(26)
Other investing activities	(7)	(18)
Net cash used in investing activities	(864)	(418)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	71	71
Taxes paid related to net share settlement of equity awards	(172)	(120)
Repurchases of common stock	(120)	(616)
Net cash used in financing activities	(221)	(665)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net decrease in cash and cash equivalents	(379)	(233)
Cash and cash equivalents at beginning of period	1,892	1,947
Cash and cash equivalents at end of period	$1,513	$1,714

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$3	$9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2024, and for the three and six months ended July 31, 2024 and 2023, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2024, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2025, or for any other period. Further, the balance sheet as of January 31, 2024, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2024. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed on June 10, 2024.

Change in presentation

During the six months ended July 31, 2024, the Company changed its presentation of the amortization of costs capitalized to obtain a contract with a customer in our Condensed Consolidated Statements of Cash Flows. Amortization of costs capitalized to obtain a contract with a customer were previously presented in “Changes in operating assets and liabilities, net of business combinations” and are now presented in “Adjustments to reconcile net income to net cash provided by operating activities.” Accordingly, prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not impact total net cash provided by operating activities. The effect of the change on the Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2023 was $63 million.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2024, that are applicable to the Company.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net revenue by product family:
Architecture, Engineering and Construction	$713	$627	$1,387	$1,209
AutoCAD and AutoCAD LT	389	364	765	713
Manufacturing	296	256	564	502
Media and Entertainment	77	74	148	145
Other	30	24	58	45
Total net revenue	$1,505	$1,345	$2,922	$2,614

Net revenue by geographic area:
Americas
U.S.	$543	$485	$1,052	$941
Other Americas	119	104	229	201
Total Americas	662	589	1,281	1,142
Europe, Middle East and Africa	570	506	1,104	980
Asia Pacific	273	250	537	492
Total net revenue	$1,505	$1,345	$2,922	$2,614

Net revenue by sales channel:
Indirect	$908	$850	$1,788	$1,670
Direct	597	495	1,134	944
Total net revenue	$1,505	$1,345	$2,922	$2,614

Net revenue by product type:
Design	$1,257	$1,154	$2,453	$2,240
Make	162	130	307	251
Other	86	61	162	123
Total net revenue	$1,505	$1,345	$2,922	$2,614
Payments for product subscriptions, cloud subscriptions, and maintenance subscriptions are typically due in annual installments or up front with payment terms of 30 to 45 days. Payments on EBAs are due up front or in annual installments over the contract term, with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of July 31, 2024, Autodesk had remaining performance obligations of $5.86 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $3.90 billion or 66% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $1.96 billion or 34% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2024. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended July 31, 2024 and 2023, that was included in the deferred revenue balances at January 31, 2024 and 2023, was $1.02 billion and $913 million, respectively. Revenue recognized during the six months ended July 31, 2024 and 2023, that was included in the deferred revenue balances at January 31, 2024 and 2023, was $2.21 billion and $1.98 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total revenue from the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 36% and 37% of Autodesk’s total net revenue during the three and six months ended July 31, 2024, respectively. Total revenue from TD Synnex accounted for 40% of Autodesk’s total net revenue during both the three and six months ended July 31, 2023. The majority of the net revenue from sales to TD Synnex is from sales outside of the United States. In addition, TD Synnex accounted for 19% and 18% of trade accounts receivable at July 31, 2024, and January 31, 2024, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of July 31, 2024, and January 31, 2024:

	July 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$456	$—	$—	$456
Commercial paper	242	—	—	242
Certificates of deposit	77	—	—	77
U.S. government securities	18	—	—	18
Other (2)	10	—	—	10
Marketable securities:
Short-term
Commercial paper	188	—	—	188
Corporate debt securities	93	—	—	93
U.S. government securities	45	—	—	45
Asset-backed securities	26	—	—	26
Other (3)	13	—	—	13
Long-term
Corporate debt securities	93	1	(1)	93
Asset-backed securities	62	—	—	62
Agency mortgage-backed securities	42	—	—	42
U.S. government securities	24	—	—	24
Other (4)	10	—	—	10
Mutual funds (5) (6)	96	21	(1)	116
Total	$1,495	$22	$(2)	$1,515
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency discount bonds and corporate debt securities.
(3)Primarily consists of agency discount bonds and mortgage-backed securities.
(4)Primarily consists of agency bonds and agency collateralized mortgage obligations.
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of July 31, 2024:

Fair Value
Due within 1 year	$332
Due in 1 year through 5 years	227
Due in 5 years through 10 years	11
Due after 10 years	26
Total	$596

As of both July 31, 2024, and January 31, 2024, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the six months ended July 31, 2024.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both July 31, 2024, and January 31, 2024. There were no write offs of accrued interest receivables for both the six months ended July 31, 2024 and 2023.

There were no material realized gains or losses for the sales or redemptions of marketable debt securities during both the six months ended July 31, 2024 and 2023. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Marketable debt securities	$168	$176	$430	$339

Strategic investments in equity securities

As of July 31, 2024, and January 31, 2024, Autodesk had $160 million and $162 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Six Months Ended July 31,		Cumulative Amount as of
	2024	2023	July 31, 2024
Upward adjustments	$—	$—	$29
Negative adjustments, including impairments	(6)	(11)	(120)
Net unrealized adjustments	$(6)	$(11)	$(91)

Realized gains for the disposition of strategic investment equity securities for both the three and six months ended July 31, 2024 and 2023 were immaterial.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of July 31, 2024, and January 31, 2024:

	July 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$456	$—	$—	$456
Commercial paper	—	242	—	242
Certificates of deposit	—	77	—	77
U.S. government securities	—	18	—	18
Other (2)	—	10	—	10
Marketable securities:
Short-term
Commercial paper	—	188	—	188
Corporate debt securities	—	93	—	93
U.S. government securities	—	45	—	45
Asset-backed securities	—	26	—	26
Other (3)	—	13	—	13
Long-term
Corporate debt securities	—	93	—	93
Asset-backed securities	—	62	—	62
Agency mortgage-backed securities	—	42	—	42
U.S. government securities	—	24	—	24
Other (4)	—	10	—	10
Long-term other assets:
Mutual funds (5)(6)	116	—	—	116
Derivative assets:
Derivative contract assets (6)	—	12	—	12
Derivative liabilities:
Derivative contract liabilities (7)	—	(10)	—	(10)
Total	$572	$945	$—	$1,517
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency discount bonds and corporate debt securities.
(3)Primarily consists of agency discount bonds and mortgage-backed securities.
(4)Primarily consists of agency bonds and agency collateralized mortgage obligations.
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the six months ended July 31, 2024, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2024	5,371	$203.87
Granted	2,813	241.37
Vested	(2,069)	206.42
Canceled/Forfeited	(194)	209.40
Performance Adjustment (1)	(33)	193.79
Unvested restricted stock units at July 31, 2024	5,888	$221.51
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2024 performance period. The performance stock units were attained at rates ranging from 75% to 96% of the target award.

The fair value of the shares vested during the six months ended July 31, 2024 and 2023, was $514 million and $373 million, respectively.

During the six months ended July 31, 2024, Autodesk granted 3 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $153 million and $164 million during the three months ended July 31, 2024 and 2023, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $280 million and $294 million during the six months ended July 31, 2024 and 2023, respectively.

During the six months ended July 31, 2024, Autodesk granted 279 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance and service period. The performance criteria for the majority of the performance stock units are based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2025 as well as 1-year Relative TSR (covering year one).

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

The performance criteria for the performance stock units vested during the six months ended July 31, 2024, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $8 million and $10 million for the three months ended July 31, 2024 and 2023, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $14 million and $21 million for the six months ended July 31, 2024 and 2023, respectively.

Common Stock

Autodesk recorded stock-based compensation expense related to common stock shares of $3 million and $4 million for the three months ended July 31, 2024 and 2023, respectively. Autodesk recorded stock-based compensation expense related to common stock shares of $4 million and $10 million for the six months ended July 31, 2024 and 2023, respectively.

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

A summary of the ESPP activity for the six months ended July 31, 2024 and 2023, is as follows:

	Six Months Ended July 31,
	2024	2023
Issued shares (in thousands)	433	434
Average price of issued shares	$164.81	$163.59
Weighted average grant date fair value of shares granted under the ESPP (1)	$79.14	$71.34
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2024 and 2023, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Cost of subscription and maintenance revenue	$9	$10	$18	$19
Cost of other revenue	3	4	6	7
Marketing and sales	61	74	114	136
Research and development	76	86	142	155
General and administrative	21	23	39	45
Stock-based compensation expense related to stock awards and ESPP purchases	170	197	319	362
Tax (benefit) expense	(2)	2	(17)	3
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$168	$199	$302	$365

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

	Six Months Ended July 31, 2024		Six Months Ended July 31, 2023
	Performance Stock Units	ESPP (1)	Performance Stock Units (2)	ESPP (2)
Range of expected volatilities	29.4 - 31.4%	28.7 - 34.5%	40.9 - 42.5%	40.0 - 42.4%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	5.2%	4.6 - 5.4%	4.3 - 4.7%	4.3 - 5.0%
(1)There were no ESPP awards granted during the three months ended July 31, 2024.
(2)There were no ESPP awards or performance stock units granted during the three months ended July 31, 2023.
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

7. Income Tax

 Autodesk had income tax expense of $70 million, relative to pre-tax income of $352 million for the three months ended July 31, 2024, and income tax expense of $36 million, relative to pre-tax income of $258 million for the three months ended July 31, 2023. Income tax expense for the three months ended July 31, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation and the foreign derived intangibles tax benefit in the U.S. The tax expense increased compared to July 31, 2023, mainly due to a nonrecurring tax benefit in the prior year arising from the temporary relief provided by Notice 2023-55 relating to U.S. foreign tax credit regulations.

 Autodesk had income tax expense of $127 million, relative to pre-tax income of $661 million for the six months ended July 31, 2024, and income tax expense of $96 million, relative to pre-tax income of $479 million for the six months ended July 31, 2023. Income tax expense for the six months ended July 31, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation and the foreign derived intangibles tax benefit in the U.S. The tax expense increased compared to July 31, 2023, due to increased profit before tax, offset by an increase in tax-deductible stock-based compensation. The period to July 31, 2023 had a nonrecurring tax benefit arising from the temporary relief provided by Notice 2023-55 relating to U.S. foreign tax credit regulations.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to retain a valuation allowance against Australia, Portugal, New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in the U.S., as we do not have sufficient income of the appropriate character to benefit these deferred tax assets.

As of July 31, 2024, the Company had $271 million of gross unrecognized tax benefits, of which $228 million would impact the effective tax rate, if recognized. The remaining $43 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will immaterially decrease in the next twelve months for statute lapses.

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

On February 20, 2024, Autodesk acquired 100% of the outstanding stock of Payapps Limited (“Payapps”), a leading cloud-based software platform for managing construction-related payments, for total consideration of $387 million in cash. Of the total consideration transferred, $381 million is considered purchase consideration. The remaining amount of $6 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to compensation expense using the straight-line method over the vesting period. Autodesk expects to deepen Autodesk Construction Cloud’s footprint and provide a robust payment management offering to serve the needs of general contractors and trade contractors. Through automating the application of the payment process, Payapps’ solution provides greater transparency, reduces risk and helps accelerate time-to-payment.

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

On May 20, 2024, Autodesk acquired 100% of Aether Media, Inc. (“Aether”), a provider of a cloud-based artificial intelligence pipeline for creating computer-generated 3D characters into live-action scenes, for total consideration of $131 million in cash. Of the total consideration transferred, $122 million is considered purchase consideration. The remaining amount of $9 million was primarily recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets and will be amortized to compensation expense using the straight-line method over the vesting period. Autodesk expects to enhance artificial intelligence capabilities for Autodesk’s visual effects (“VFX”) creation tools and democratize high end VFX work on Autodesk’s Flow platform.

Purchase Price Allocation

The acquisitions were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the respective acquisition. Goodwill of $159 million and $188 million is expected to be deductible for U.S. income tax purposes for Payapps and PIX, respectively. No goodwill is deductible for U.S. income tax purposes for Aether. The transaction costs related to the acquisitions were not material.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the significant business combinations that were completed during the six months ended July 31, 2024:

	Payapps	PIX	Aether	Total
Developed technologies	$53	$37	$47	$137
Customer relationships	34	33	3	70
Trade name	5	—	—	5
Goodwill	300	191	81	572
Deferred revenue and long-term deferred revenue	(4)	(2)	—	(6)
Long-term deferred income taxes liability	(12)	—	—	(12)
Net tangible assets (liabilities)	5	7	(9)	3
Total	$381	$266	$122	$769

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

9. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of July 31, 2024, and January 31, 2024:

	July 31, 2024
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$737	$(459)	$278
Developed technologies	1,120	(804)	316
Trade names and patents	122	(114)	8
Other	7	—	7
Total intangible assets	$1,986	$(1,377)	$609
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2024
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$664	$(436)	$228
Developed technologies	933	(765)	168
Trade names and patents	116	(113)	3
Other	8	(1)	7
Total intangible assets	$1,721	$(1,315)	$406
 _______________
(1)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $291 million and $254 million at July 31, 2024, and January 31, 2024, respectively. Accumulated amortization was $113 million and $83 million at July 31, 2024, and January 31, 2024, respectively. Amortization expense for the three months ended July 31, 2024 and 2023, was $17 million and $9 million, respectively. Amortization expense for the six months ended July 31, 2024 and 2023, was $30 million and $18 million, respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2024, (in millions):

Balance as of January 31, 2024 (1)	3,653
Additions arising from acquisitions during the period	606
Effect of foreign currency translation and measurement period adjustments (2)	(6)
Balance as of July 31, 2024 (1)	$4,253
_______________
(1)Accumulated impairment losses as of both January 31, 2024 and July 31, 2024, were $149 million.
(2)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

12. Deferred Compensation

At July 31, 2024, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $116 million. Of this amount, $12 million was classified as current and $104 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $100 million related to the investments in a rabbi trust as of January 31, 2024, $10 million was classified as current and $90 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $240 million as of July 31, 2024, and $210 million as of January 31, 2024. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheet. Of the total amount as of July 31, 2024, $133 million was recorded in “Prepaid expenses and other current assets” and $107 million was recorded in “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $44 million and $85 million during the three and six months ended July 31, 2024, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $33 million and $63 million during the three and six months ended July 31, 2023, respectively. Autodesk did not recognize any contract cost impairment losses during the three and six months ended July 31, 2024 and 2023.

13. Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	July 31, 2024	January 31, 2024
Computer hardware, at cost	$122	$117
Computer software, at cost	48	48
Furniture and equipment, at cost	98	100
Leasehold improvements, land and buildings, at cost	334	357
	602	622
Less: Accumulated depreciation	(486)	(501)
Computer equipment, software, furniture, and leasehold improvements, net	$116	$121

14. Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At July 31, 2024, Autodesk was in compliance with the Credit Agreement covenants. At July 31, 2024, Autodesk had no outstanding borrowings under the Credit Agreement. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026.

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

Based on the quoted market prices, the approximate fair value of the notes as of July 31, 2024, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$298
2017 Notes	500	483
2020 Notes	500	456
2021 Notes	1,000	847

The expected future principal payments for all borrowings as of July 31, 2024, were as follows (in millions):

Fiscal year ending
2025 (remainder)	$—
2026	300
2027	—
2028	500
2029	—
Thereafter	1,500
Total principal outstanding	$2,300

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

The components of lease cost were as follows:

	Three Months Ended July 31, 2024
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1	$1	$6	$6	$3	$17
Variable lease cost	1	—	1	1	—	3

	Six Months Ended July 31, 2024
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$3	$1	$13	$11	$6	$34
Variable lease cost	1	—	3	2	1	7

	Three Months Ended July 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$1	$—	$8	$6	$3	$18
Variable lease cost	—	—	2	1	1	4

	Six Months Ended July 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$3	$1	$15	$12	$5	$36
Variable lease cost	—	—	4	2	2	8

Supplemental operating cash flow information related to leases is as follows:

	Six Months Ended July 31,
	2024	2023
Cash paid for operating leases included in operating cash flows (1)	$47	$55
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	10	38
  _______________
(1) Includes $7 million and $8 million in variable lease payments for the six months ended July 31, 2024 and 2023, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 5.8 and 6.2 years at July 31, 2024, and January 31, 2024, respectively. The weighted average discount rate was 2.85% and 2.86% at July 31, 2024, and January 31, 2024, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2025 (remainder)	$36
2026	82
2027	59
2028	48
2029	41
Thereafter	78
344
Less imputed interest	27
Present value of operating lease liabilities	$317

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 7.6 years. Sublease income was $2 million and $4 million for the three and six months ended July 31, 2024, respectively. Sublease income was $2 million and $4 million for the three and six months ended July 31, 2023, respectively. Sublease income is recorded as a reduction of lease expense in the Company’s Condensed Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $68 million. Autodesk expects to receive sublease income payments of approximately $38 million for remaining fiscal 2025 through fiscal 2029 and $30 million thereafter.

As of July 31, 2024, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

16. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of July 31, 2024, and January 31, 2024:

	Balance Sheet Location	Fair Value at
		July 31, 2024	January 31, 2024
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$7	$8
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	5	13
Total derivative assets		$12	$21
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$5	$8
Derivatives not designated as hedging instruments	Other accrued liabilities	5	7
Total derivative liabilities		$10	$15

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2024 and 2023 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Amount of loss recognized in accumulated other comprehensive income, net of tax, (effective portion)	$(5)	$(13)	$(3)	$(26)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$5	$17	$10	$37
Cost of revenue	—	—	—	—
Operating expenses	(2)	1	(4)	3
Total	$3	$18	$6	$40

The amount and location of gains or losses recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2024 and 2023, (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Interest and other income (expense), net	$1	$5	$1	$7

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.61 billion at July 31, 2024, and $1.25 billion at January 31, 2024. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $20 million remaining in “Accumulated other comprehensive loss” as of July 31, 2024, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31, 2024
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,408	$11	$100	$480	$368	$161

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$5	$—	$—	$(1)	$(1)	$—

	Six Months Ended July 31, 2024
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,738	$22	$200	$949	$714	$316

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$10	$—	$—	$(2)	$(2)	$—

	Three Months Ended July 31, 2023
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,270	$14	$95	$449	$355	$141

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$17	$—	$—	$—	$—	$1

	Six Months Ended July 31, 2023
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$2,463	$28	$191	$905	$682	$273

Gain (loss)on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$37	$—	$—	$1	$—	$2

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $61 million at July 31, 2024, and $455 million at January 31, 2024.

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

On April 24, 2024, plaintiff Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against the Company, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after the Company’s announcement of the Audit Committee of the Board of Directors’ internal investigation regarding the Company’s free cash flow and non-GAAP operating margin practices, generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s publicly traded securities between June 1, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint is due September 16, 2024. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of July 31, 2024, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2024	214	$3,802	$(234)	$(1,713)	$1,855
Common shares issued under stock plans	1	(62)	—	—	(62)
Stock-based compensation expense	—	151	—	—	151
Settlement of liability-classified restricted common shares	—	3	—	—	3
Net income	—	—	—	252	252
Other comprehensive loss	—	—	(29)	—	(29)
Repurchase and retirement of common shares (1)	—	—	—	(9)	(9)
Balances, April 30, 2024	215	3,894	(263)	(1,470)	2,161
Common shares issued under stock plans	—	(38)	—	—	(38)
Stock-based compensation expense	—	170	—	—	170
Net income	—	—	—	282	282
Other comprehensive income	—	—	14	—	14
Repurchase and retirement of common shares (1)	—	(17)	—	(98)	(115)
Balances, July 31, 2024	215	$4,009	$(249)	$(1,286)	$2,474
 ________________
(1)During the three and six months ended July 31, 2024, Autodesk repurchased 471 thousand and 504 thousand shares at an average repurchase price of $244.63 and $245.29 per share, respectively. At July 31, 2024, $4.62 billion remained available for repurchase under the November 2022 repurchase program approved by the Board of Directors.

Changes in stockholders' equity by component, net of tax, as of July 31, 2023, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2023	215	$3,325	$(185)	$(1,995)	$1,145
Common shares issued under stock plans	2	(21)	—	—	(21)
Stock-based compensation expense	—	160	—	—	160
Settlement of liability-classified restricted common shares	—	1	—	—	1
Net income	—	—	—	161	161
Other comprehensive loss	—	—	(15)	—	(15)
Repurchase and retirement of common shares (1)	(3)	(97)	—	(437)	(534)
Balances, April 30, 2023	214	3,368	(200)	(2,271)	897
Common shares issued under stock plans	—	(31)	—	—	(31)
Stock-based compensation expense	—	195	—	—	195
Settlement of liability-classified restricted common shares	—	8	—	—	8
Net income	—	—	—	222	222
Other comprehensive loss	—	—	2	—	2
Repurchase and retirement of common shares (1)	—	(9)	—	(78)	(87)
Balances, July 31, 2023	214	$3,531	$(198)	$(2,127)	$1,206
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

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2024:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2024	$23	$20	$(24)	$(253)	$(234)
Other comprehensive income (loss) before reclassifications	2	1	—	(13)	(10)
Pre-tax loss reclassified from accumulated other comprehensive loss	(6)	—	—	—	(6)
Tax effects	1	—	—	—	1
Net current period other comprehensive (loss) income	(3)	1	—	(13)	(15)
Balances, July 31, 2024	$20	$21	$(24)	$(266)	$(249)

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2023:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2023	$64	$18	$(19)	$(248)	$(185)
Other comprehensive income before reclassifications	11	—	—	9	20
Pre-tax loss reclassified from accumulated other comprehensive loss	(40)	(1)	—	—	(41)
Tax effects	3	—	—	5	8
Net current period other comprehensive (loss) income	(26)	(1)	—	14	(13)
Balances, July 31, 2023	$38	$17	$(19)	$(234)	$(198)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other income (expense), net.” Refer to Note 16, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other income (expense), net.”

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net income	$282	$222	$534	$383
Denominator:
Denominator for basic net income per share—weighted average shares	216	214	215	214
Effect of dilutive securities	1	1	2	2
Denominator for dilutive net income per share	217	215	217	216
Basic net income per share	$1.31	$1.04	$2.48	$1.79
Diluted net income per share	$1.30	$1.03	$2.46	$1.77

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and six months ended July 31, 2024, there were 194 thousand and 121 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and six months ended July 31, 2023, there were 436 thousand and 512 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	July 31, 2024	January 31, 2024
Long-lived assets (1):
Americas
U.S.	$201	$221
Other Americas	13	15
Total Americas	214	236
Europe, Middle East, and Africa	63	63
Asia Pacific	44	46
Total long-lived assets	$321	$345
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Six Months Ended July 31, 2024,” and in “Results of Operations-Overview.” Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Global Reach

We sell our products and services globally, through a combination of direct and indirect channels. Our direct channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on serving certain Flex and subscription customers through our new transaction model, and business transacted through our online Autodesk branded store. Our indirect channels primarily include value added distributors, value added resellers, direct market resellers, volume channel partners, and product-specific resellers. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro, to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, Autodesk has increased its selling efforts with value-added resellers and Solution Providers. We introduced a new transaction model for our token-based Flex offering in North America, and certain countries in EMEA, and APAC during fiscal 2023 and 2024. Most of our subscription offerings transitioned to the new transaction model in Australia during fiscal 2024 and in North America during our second fiscal quarter of fiscal 2025. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. We intend to transition our indirect business to the new transaction model in our major markets globally in remaining fiscal 2025 and fiscal 2026, including in Western Europe in our third fiscal quarter of 2025. We expect the change in recognition of sales incentives to indirect channels from contra revenue to operating costs under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and six months ended July 31, 2024 and 2023.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2024

•Total net revenue increased 12% to $1.51 billion and $2.92 billion, during the three and six months ended July 31, 2024, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for both the three and six months ended July 31, 2024 and 98% for both the three and six months ended July 31, 2023.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110%, on a constant currency basis, for both the three and six months ended July 31, 2024 and 2023.
•Deferred revenue was $3.69 billion, a decrease of 13% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $5.86 billion, a decrease of 4% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $3.90 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 12% during both the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year, primarily due to a 11% increase in subscription revenue for both periods.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 36% and 37% of our total net revenue for the three and six months ended July 31, 2024, respectively. Total revenue from TD Synnex accounted for 40% of our total net revenue during both the three and six months ended July 31, 2023. Our customers through TD Synnex are the resellers and end users who purchase our software subscriptions and services. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro Inc., to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with the transition agreements, we intend to increase our selling efforts with value-added resellers and Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex.
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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2024 and 2023:

	Three Months Ended July 31, 2024	Change compared to prior fiscal year		Three Months Ended July 31, 2023
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,467	$151	11%	$1,316
As a percentage of net revenue	97%	N/A	N/A	98%

	Six Months Ended July 31, 2024	Change compared to prior fiscal year		Six Months Ended July 31, 2023
		$	%
Recurring Revenue (1)	$2,848	$288	11%	$2,560
As a percentage of net revenue	97%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110%, on a constant currency basis, for both the three and six months ended July 31, 2024 and 2023.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom and Finland.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2024			Six Months Ended July 31, 2024
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	12%	13%	Negative	12%	13%	Negative
Total spend	7%	7%	Neutral	7%	7%	Neutral
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

(in millions)	July 31, 2024	January 31, 2024
Deferred revenue	$3,692	$4,264
Unbilled deferred revenue	2,171	1,844
RPO	$5,863	$6,108

RPO consisted of the following:

(in millions)	July 31, 2024	January 31, 2024
Current RPO	$3,896	$3,976
Non-current RPO	1,967	2,132
RPO	$5,863	$6,108

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

Balance Sheet and Cash Flow Items

At July 31, 2024, we had $2.11 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations decreased to $706 million for the six months ended July 31, 2024, compared to $858 million for the six months ended July 31, 2023. We repurchased 504 thousand shares of our common stock for $124 million during the six months ended July 31, 2024. Comparatively, we repurchased 3.1 million shares of our common stock for $621 million during the six months ended July 31, 2023. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

We introduced a new transaction model for our token-based Flex offering in North America, and certain countries in EMEA, and APAC during fiscal 2023 and 2024. Most of our subscription offerings transitioned to the new transaction model in Australia during fiscal 2024 and in North America during our second fiscal quarter of fiscal 2025. In this new transaction model, Solution Providers provide customers with a quote, however, the actual transaction occurs directly between Autodesk and the customer. We intend to transition our indirect business to the new transaction model in our major markets globally in remaining fiscal 2025 and fiscal 2026.

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

Other revenue consists of revenue from consulting and other products and services and is recognized as the products are delivered and services are performed.

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2024	$	%	July 31, 2023
Net Revenue:
Subscription	$1,408	$138	11%	$1,270	Increase due to growth in subscription renewal revenue driven by expansion of subscriber base in prior periods. Also contributing to the growth was an increase in revenue from Cloud Service offerings and EBA offerings.
Maintenance	11	(3)	(21)%	14
Total subscription and maintenance revenue	1,419	135	11%	1,284
Other	86	25	41%	61
	$1,505	$160	12%	$1,345

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2024	$	%	July 31, 2023
Net Revenue:
Subscription	$2,738	$275	11%	$2,463	Increase due to growth in subscription renewal revenue driven by expansion of subscriber base in prior periods. Also contributing to the growth was an increase in revenue from Cloud Service offerings and EBA offerings.
Maintenance	22	(6)	(21)%	28
Total subscription and maintenance revenue	2,760	269	11%	2,491
Other	162	39	32%	123
	$2,922	$308	12%	$2,614

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2024	$	%	July 31, 2023
Net Revenue by Product Family:
AEC	$713	$86	14%	$627	Increase due to growth in revenue from AEC Collections, Revit, Autodesk Build, and Civil 3D.
AutoCAD and AutoCAD LT	389	25	7%	364	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	296	40	16%	256	Increase due to growth in revenue from MFG Collections, EBA offerings, Fusion, and Inventor.
M&E	77	3	4%	74	Increase due to growth in EBA offerings.
Other	30	6	25%	24
Total Net Revenue	$1,505	$160	12%	$1,345

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2024	$	%	July 31, 2023
Net Revenue by Product Family:
AEC	$1,387	$178	15%	$1,209	Increase due to growth in revenue from AEC Collections, EBA offerings, Revit, and Autodesk Build.
AutoCAD and AutoCAD LT	765	52	7%	713	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	564	62	12%	502	Increase due to growth in revenue from MFG Collections, EBA offerings, Fusion, and Inventor.
M&E	148	3	2%	145	Increase due to growth in EBA offerings and 3DS Max.
Other	58	13	29%	45
Total Net Revenue	$2,922	$308	12%	$2,614

Net Revenue by Geographic Area

	Three Months Ended July 31, 2024	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended July 31, 2023
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$543	$58	12%	*	$485
Other Americas	119	15	14%	*	104
Total Americas	662	73	12%	13%	589
EMEA	570	64	13%	13%	506
APAC	273	23	9%	13%	250
Total Net Revenue	$1,505	$160	12%	13%	$1,345

	Six Months Ended July 31, 2024	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2023
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$1,052	$111	12%	*	$941
Other Americas	229	28	14%	*	201
Total Americas	1,281	139	12%	12%	1,142
EMEA	1,104	124	13%	14%	980
APAC	537	45	9%	14%	492
Total Net Revenue	$2,922	$308	12%	13%	$2,614
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(In millions, except percentages)	July 31, 2024	$	%	July 31, 2023
Net Revenue by Sales Channel:
Indirect	$908	$58	7%	$850
Direct	597	102	21%	495
Total Net Revenue	$1,505	$160	12%	$1,345

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2024	$	%	July 31, 2023
Net Revenue by Sales Channel:
Indirect	$1,788	$118	7%	$1,670
Direct	1,134	190	20%	944
Total Net Revenue	$2,922	$308	12%	$2,614

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

Net Revenue by Product Type

	Three Months Ended July 31, 2024	Change compared to prior fiscal year		Three Months Ended July 31, 2023
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,257	$103	9%	$1,154	Increase primarily due to growth in AEC collections, AutoCAD Family, and AutoCAD LT.
Make	162	32	25%	130	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion.
Other	86	25	41%	61
Total Net Revenue	$1,505	$160	12%	$1,345

	Six Months Ended July 31, 2024	Change compared to prior fiscal year		Six Months Ended July 31, 2023
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$2,453	$213	10%	$2,240	Increase primarily due to growth in AEC collections, AutoCAD Family, and EBA offerings.
Make	307	56	22%	251	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion.
Other	162	39	32%	123
Total Net Revenue	$2,922	$308	12%	$2,614

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2024	$	%	July 31, 2023
Cost of revenue:
Subscription and maintenance	$100	$5	5%	$95	Increase primarily due to employee related costs driven by higher headcount.
Other	18	(3)	(14)%	21	Decrease primarily due to decrease in stock-based compensation expense.
Amortization of developed technologies	22	11	100%	11	Increase is primarily due to amortization of acquired developed technologies related to acquisitions in fiscal 2025 and the second half of fiscal 2024.
Total cost of revenue	$140	$13	10%	$127

Operating expenses:
Marketing and sales	$480	$31	7%	$449	Increase primarily due to employee related costs mostly related to internal sales commissions, headcount growth and merit increases partially offset by a decrease in stock-based compensation expense. Increase also due to sales commissions to Solution Providers due to the recognition of these costs to marketing and sales expense under the new transaction model, as well as an increase in cloud hosting costs.
Research and development	368	13	4%	355	Increase primarily due to employee-related costs driven by higher headcount and merit increases offset by a decrease in stock-based compensation expense. Increase also due to an increase in cloud hosting costs.
General and administrative	161	20	14%	141	Increase primarily due to employee-related costs driven by higher headcount and merit increases as well as an increase in acquisition related costs and cloud hosting costs.
Amortization of purchased intangibles	13	2	18%	11	Increase is primarily due to amortization of intangible assets related to acquisitions in fiscal 2025 offset by the full amortization of previously acquired intangible assets.
Total operating expenses	$1,022	$66	7%	$956

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2024	$	%	July 31, 2023
Cost of revenue:
Subscription and maintenance	$200	$9	5%	$191	Increase primarily due to employee-related costs driven by higher headcount.
Other	38	(3)	(7)%	41	Decrease primarily due to a decrease in professional fees and cloud hosting costs.
Amortization of developed technologies	39	17	77%	22	Increase is primarily due to amortization of acquired developed technologies related to acquisitions in fiscal 2025 and the second half of fiscal 2024.
Total cost of revenue	$277	$23	9%	$254

Operating expenses:

Marketing and sales	$949	$44	5%	$905	Increase primarily due to sales commissions to Solution Providers due to the recognition of these costs to marketing and sales expense under the new transaction model. Increase also due to employee related costs mostly related to internal sales commissions, headcount growth and merit increases partially offset by a decrease in stock-based compensation expense, an increase in cloud hosting costs and professional fees offset by the increase in capitalized software costs.
Research and development	714	32	5%	682	Increase primarily due to employee-related costs driven by higher headcount and merit increases partially offset by a decrease in stock-based compensation expense and an increase in cloud hosting costs offset by the increase in capitalized software costs.
General and administrative	316	43	16%	273	Increase primarily due to an increase in acquisition related costs as well as an increase in employee-related costs driven by higher headcount and merit increases partially offset by a decrease in stock-based compensation expense and an increase in cloud hosting costs.
Amortization of purchased intangibles	24	3	14%	21	The increase is primarily due to amortization of acquired intangibles as a result of an acquisition in fiscal 2025 offset by previously acquired assets that continue to become fully amortized.
Total operating expenses	$2,003	$122	6%	$1,881

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the third quarter of fiscal 2025, as compared to the third quarter of fiscal 2024:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Increase
Research and development	Increase	Flat
General and administrative	Flat	Flat
Amortization of purchased intangibles	Flat	Flat

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2024	2023	2024	2023
Interest and investment income, net	$11	$9	$19	$11
Gain on foreign currency	2	—	3	1
Loss on strategic investments	(6)	(15)	(6)	(15)
Other income	2	2	3	3
Interest and other income (expense), net	$9	$(4)	$19	$—

Interest and other income (expense), net, positively changed by $13 million during the three months ended July 31, 2024, and $19 million during the six months ended July 31, 2024, as compared to the same periods in the prior fiscal year. The positive change in the three and six months ended July 31, 2024, as compared to the same periods in the prior fiscal year was primarily due to a decrease in impairments of strategic investment equity securities, an increase in interest income, and an increase in gains for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans in the current periods as compared to the prior periods.

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

We had an income tax expense of $70 million, relative to pre-tax income of $352 million for the three months ended July 31, 2024, and an income tax expense of $36 million, relative to pre-tax income of $258 million for the three months ended July 31, 2023. Income tax expense for the three months ended July 31, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation and the foreign derived intangibles tax benefit in the U.S. The tax expense increased compared to July 31, 2023, mainly due to a nonrecurring tax benefit in the prior year arising from the temporary relief provided by Notice 2023-55 relating to U.S. foreign tax credit regulations.

 We had an income tax expense of $127 million, relative to pre-tax income of $661 million for the six months ended July 31, 2024, and income tax expense of $96 million, relative to pre-tax income of $479 million for the six months ended July 31, 2023. Income tax expense for the six months ended July 31, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation and the foreign derived intangibles tax benefit in the U.S. The tax expense increased compared to July 31, 2023 due to increased profit before tax, offset by an increase in tax-deductible stock-based compensation. The period to July 31, 2023 had a nonrecurring tax benefit arising from the temporary relief provided by Notice 2023-55 relating to U.S. foreign tax credit regulations.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to retain a valuation allowance against Australia, Portugal, New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in the U.S., as we do not have sufficient income of the appropriate character to benefit these deferred tax assets.

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

As of July 31, 2024, we had $271 million of gross unrecognized tax benefits, of which $228 million would impact the effective tax rate, if recognized. The remaining $43 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will immaterially decrease in the next twelve months for statute lapses.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2024 and 2023, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(Unaudited)
Gross profit	$1,365	$1,218	$2,645	$2,360
Non-GAAP gross profit	$1,398	$1,243	$2,706	$2,406
Income from operations	$343	$262	$642	$479
Non-GAAP income from operations	$560	$489	$1,050	$893
Operating margin	23%	19%	22%	18%
Non-GAAP operating margin	37%	36%	36%	34%
Net income	$282	$222	$534	$383
Non-GAAP net income	$466	$410	$871	$744
GAAP diluted net income per share	$1.30	$1.03	$2.46	$1.77
Non-GAAP diluted net income per share	$2.15	$1.91	$4.01	$3.44

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(Unaudited)
Gross profit	$1,365	$1,218	$2,645	$2,360
Stock-based compensation expense	12	14	24	26
Amortization of developed technologies	21	11	37	20
Non-GAAP gross profit	$1,398	$1,243	$2,706	$2,406

Income from operations	$343	$262	$642	$479
Stock-based compensation expense	170	197	319	362
Amortization of developed technologies	21	11	37	20
Amortization of purchased intangibles	13	10	24	20
Acquisition-related costs	13	2	28	5
Lease-related asset impairments and other charges	—	7	—	7
Non-GAAP income from operations	$560	$489	$1,050	$893

Operating margin	23%	19%	22%	18%
Stock-based compensation expense	11%	15%	11%	14%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	1%	—%	1%	—%
Lease-related asset impairments and other charges	—%	1%	—%	—%
Non-GAAP operating margin (1)	37%	36%	36%	34%

Net income	$282	$222	$534	$383
Stock-based compensation expense	170	197	319	362
Amortization of developed technologies	21	11	37	20
Amortization of purchased intangibles	13	10	24	20
Acquisition-related costs	13	2	28	5
Lease-related asset impairments and other charges	—	7	—	7
Loss on strategic investments and dispositions, net	6	15	6	15
Discrete tax provision items	2	(19)	(11)	(25)
Establishment of valuation allowance on deferred tax assets	—	1	4	1
Income tax effect of non-GAAP adjustments	(41)	(36)	(70)	(44)
Non-GAAP net income	$466	$410	$871	$744

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
	(Unaudited)
Diluted net income per share	$1.30	$1.03	$2.46	$1.77
Stock-based compensation expense	0.78	0.92	1.47	1.68
Amortization of developed technologies	0.10	0.05	0.17	0.09
Amortization of purchased intangibles	0.06	0.05	0.11	0.09
Acquisition-related costs	0.06	0.01	0.13	0.02
Lease-related asset impairments and other charges	—	0.03	—	0.03
Loss on strategic investments and dispositions, net	0.03	0.07	0.03	0.07
Establishment of valuation allowance on deferred tax assets	—	—	0.02	—
Discrete tax provision items	0.01	(0.09)	(0.06)	(0.12)
Income tax effect of non-GAAP adjustments	(0.19)	(0.16)	(0.32)	(0.19)
Non-GAAP diluted net income per share	$2.15	$1.91	$4.01	$3.44
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

At July 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.11 billion and net accounts receivable of $402 million.

In November 2022, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At July 31, 2024, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of September 3, 2024, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and recent amendments to the Credit Agreement. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of July 31, 2024, we have $2.30 billion aggregate principal amount of notes outstanding, with $300 million due in fiscal 2026. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2024, approximately 77% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Six Months Ended July 31,
(in millions)	2024	2023
Net cash provided by operating activities	$706	$858
Net cash used in investing activities	(864)	(418)
Net cash used in financing activities	(221)	(665)

Net cash provided by operating activities of $706 million for the six months ended July 31, 2024, primarily consisted of $534 million of our net income adjusted for $442 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, and deferred income tax. The decrease in working capital is primarily due to a decrease in deferred revenue of $577 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter partially offset by the change in accounts receivable of $477 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by operating activities of $858 million for the six months ended July 31, 2023, primarily consisted of $383 million of our net income adjusted for $400 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, and deferred income tax. Cash provided by working capital increased due to the change in accounts receivable of $559 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers offset in part by a decrease in deferred revenue of $350 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter and the change in accounts payable and other liabilities of $106 million primarily due to the timing of payments related to employee compensation and related costs.

Net cash used in investing activities was $864 million for the six months ended July 31, 2024, primarily due to business combinations, net of cash acquired, and purchases of marketable securities partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $418 million for the six months ended July 31, 2023, primarily due to purchases of marketable securities partially offset by the sales and maturities of marketable securities.

Net cash used in financing activities was $221 million for the six months ended July 31, 2024, primarily due to taxes paid related to net share settlement of equity awards and repurchases of common stock and $665 million for the six months ended July 31, 2023, primarily due to repurchases of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended July 31, 2024:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
May 1 - May 31	—	$—	—	$4,730
June 1 - June 30	112	239.06	112	$4,704
July 1 - July 31	359	246.37	359	$4,615
Total	471	$244.63	471
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in November 2022.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in November 2022 that authorized the repurchase of $5 billion. At July 31, 2024, $4.62 billion remained available for repurchase under the November 2022 repurchase program. The plan does not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 18, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Other Revenue: Consists of revenue from consulting, and other products and services, and is recognized as the products are delivered and services are performed.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2024, and January 31, 2024, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, British pounds, Canadian dollars, Japanese yen, Singapore dollars, and Australian dollars. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	July 31, 2024		January 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,328	$4	$1,430	$(5)
Sold	1,063	(2)	1,789	11
Option Contracts:
Purchased	1,410	6	1,048	8
Sold	1,497	(6)	1,118	(8)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2024, and January 31, 2024, would increase the fair value of our foreign currency contracts by $83 million and $121 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2024, and January 31, 2024, would decrease the fair value of our foreign currency contracts by $68 million and $99 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At July 31, 2024, we had $1,399 million of cash equivalents and marketable securities, including $365 million classified as short-term marketable securities and $231 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2024, plaintiff Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against Autodesk, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after Autodesk’s announcement of the Audit Committee of the Board of Directors’ internal investigation regarding Autodesk’s free cash flow and non-GAAP operating margin practices, generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. The action purports to be brought on behalf of those who purchased or otherwise acquired Autodesk’s publicly traded securities between June 1, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint is due September 16, 2024. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

In addition, on June 7, 2024, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our current directors and our Chief Strategy Officer as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets, based on similar underlying allegations contained in the purported federal securities class action complaint described above. A second purported stockholder derivative complaint naming the same defendants was filed in the Northern District of California on June 25, 2024. The complaint in that later-filed case generally alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5, Section 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution, also based on similar underlying allegations contained in the purported federal securities class action complaint described above.

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

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2024 and the six months ended July 31, 2024. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 64% of our net revenue for both the six months ended July 31, 2024 and 2023. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2024 and 2023, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 26% and 27% of our total net revenue, respectively.

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
•outstanding debt service obligations;
•actions by activist shareholders or others, and our response to such actions; and
•other factors, including factors unrelated to our operating performance, such as instability affecting the economy or the operating performance of our competitors.

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

The Audit Committee internal investigation has been time-consuming and expensive, has resulted in the filing of lawsuits, and may result in additional expense and/or litigation.

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

Autodesk voluntarily contacted the Securities and Exchange Commission (the “SEC”) to advise it that an internal investigation was ongoing. Autodesk is cooperating with the SEC’s investigation. Furthermore, if the SEC commences legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order and other equitable remedies. In addition, the United States Attorney’s Office for the Northern District of California contacted us regarding the Audit Committee investigation. We cannot guarantee that we will not receive inquiries from other regulatory authorities regarding the investigation, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC or other regulatory authorities, or future claims or proceedings or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. We can provide no assurances as to the outcome of any governmental investigation.

In addition, we and certain of our officers and directors have been named in purported shareholder litigation arising out of our announcement of the investigation. For additional discussion, see Part II, Item 1. Legal Proceedings and Note 17 to our Consolidated Financial Statements. The pending litigation, and any future litigation, investigation or other actions that may be filed or initiated against us or our officers or directors, may be time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

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

Many governments have enacted laws requiring companies to provide notice of security breaches or incidents involving certain types of personal data and personal information. We are also contractually required to notify certain customers of certain security breaches or incidents. Any security breach or incident suffered, or believed to have been suffered, by us or by our technology providers or vendors could result in harm to our reputation and competitive position, difficulty attracting new customers (including government customers), retaining existing customers, and securing payment from customers, our expenditure of significant capital and other resources to evaluate and alleviate the security incident and to try to prevent further or additional incidents, and regulatory inquiries, investigations, and other proceedings, private claims, demands, lawsuits, potential liability, and the potential loss of our authorization under the Federal Risk and Authorization Management Program (“FedRAMP”). We could incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers or other business partners in an effort to maintain business relationships after a security breach or incident, and our financial performance could be negatively impacted.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the six months ended July 31, 2024 and 2023, approximately 61% and 64%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 37% and 40% of our total net revenue for the six months ended July 31, 2024 and 2023, respectively. During October 2022, we entered into a transition agreements with each of TD Synnex and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with such transition agreements, we intend to increase our selling efforts with value-added resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex and Ingram Micro will be able to continue to do so, and following the transition period, we believe such end users will be able to continue to purchase our products from certain value-added resellers or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex or Ingram Micro were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, value added resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

We provide products and services, directly and indirectly, to a variety of government entities. Risks associated with licensing and selling products and services to government entities include extended sales and collection cycles, varying governmental budgeting processes, and adherence to complex procurement regulations and other government-specific contractual requirements, which are subject to change by the government, and which may require significant upfront cost, time, and resources, with no assurance that we will secure contracts with government entities. Furthermore, government certification requirements applicable to our platform, including FedRAMP, may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the full or revised certification. Governmental entities may also have statutory, contractual or other legal rights to terminate contracts with us or our partners for convenience or for other reasons.

We have obtained authorization under FedRAMP, which facilitates our entry into the U.S. federal government market. Such certification is subject to rigorous compliance and if we lose our certification, it could inhibit or preclude our ability to contract with certain U.S. federal government customers. In addition, some customers may rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements and our failure to maintain FedRAMP authorization might result in a breach under public sector contracts obtained on the basis of such authorization. This could subject us to liability, result in reputational harm, and adversely impact our financial condition or operating results.

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

In addition, global events, including geopolitical and economic developments, may contribute to volatility in foreign exchange markets, which we may not be able to effectively manage, and our financial results could be adversely impacted. Additionally, countries in which we operate may be classified as highly inflationary economies, requiring special accounting and financial reporting treatment for such operations, or such countries’ currencies may be devalued, or both, which may adversely impact our business operations and financial results.

Our debt service obligations may adversely affect our financial condition and cash flows from operations.

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of July 31, 2024, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

There were no sales of unregistered securities during the three months ended July 31, 2024.

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

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended July 31, 2024, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On July 1, 2024, Stephen Hope, our SVP, Finance & Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 718 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 2, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation		8-K	0-14338	3.1	7/18/2024

3.2	Amended and Restated Bylaws		8-K	0-14338	3.2	7/18/2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS ††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	Inline XBRL Taxonomy Extension Schema

101.CAL ††	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	Inline XBRL Taxonomy Definition Linkbase

101.LAB ††	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE ††	Inline XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File - the cover page interactive date is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 3, 2024

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)