Form 10-Q
period 2024-10-31
Autodesk, Inc.
filed 2024-12-03
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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

As of November 22, 2024, registrant had outstanding 215 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net revenue:
Subscription	$1,457	$1,314	$4,195	$3,777
Maintenance	9	12	31	40
Total subscription and maintenance revenue	1,466	1,326	4,226	3,817
Other	104	88	266	211
Total net revenue	1,570	1,414	4,492	4,028
Cost of revenue:
Cost of subscription and maintenance revenue	105	94	305	285
Cost of other revenue	19	21	57	62
Amortization of developed technologies	23	12	62	34
Total cost of revenue	147	127	424	381
Gross profit	1,423	1,287	4,068	3,647
Operating expenses:
Marketing and sales	525	439	1,474	1,344
Research and development	378	339	1,092	1,021
General and administrative	161	165	477	438
Amortization of purchased intangibles	13	10	37	31
Total operating expenses	1,077	953	3,080	2,834
Income from operations	346	334	988	813
Interest and other income (expense), net	5	(14)	24	(14)
Income before income taxes	351	320	1,012	799
Provision for income taxes	(76)	(79)	(203)	(175)
Net income	$275	$241	$809	$624
Basic net income per share	$1.28	$1.13	$3.76	$2.92
Diluted net income per share	$1.27	$1.12	$3.73	$2.89
Weighted average shares used in computing basic net income per share	215	214	215	214
Weighted average shares used in computing diluted net income per share	217	216	217	216

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income	$275	$241	$809	$624
Other comprehensive income (loss), net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $2, zero, $3, and $3, respectively)	(12)	4	(15)	(22)
Change in net unrealized loss on available-for-sale debt securities (net of tax effect of zero for all periods presented)	(2)	(1)	(1)	(2)
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of $(1), zero, $(1), and $5, respectively)	3	(62)	(10)	(48)
Total other comprehensive loss	(11)	(59)	(26)	(72)
Total comprehensive income	$264	$182	$783	$552

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2024	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,437	$1,892
Marketable securities	276	354
Accounts receivable, net	702	876
Prepaid expenses and other current assets	484	457
Total current assets	2,899	3,579
Long-term marketable securities	264	234
Computer equipment, software, furniture and leasehold improvements, net	116	121
Operating lease right-of-use assets	184	224
Intangible assets, net	594	406
Goodwill	4,256	3,653
Deferred income taxes, net	1,150	1,093
Long-term other assets	670	602
Total assets	$10,133	$9,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217	$100
Accrued compensation	394	476
Accrued income taxes	73	36
Deferred revenue	3,277	3,500
Operating lease liabilities	60	67
Current portion of long-term notes payable, net	300	—
Other accrued liabilities	147	172
Total current liabilities	4,468	4,351
Long-term deferred revenue	381	764
Long-term operating lease liabilities	232	275
Long-term income taxes payable	192	168
Long-term deferred income taxes	35	25
Long-term notes payable, net	1,986	2,284
Long-term other liabilities	223	190
Stockholders’ equity:
Common stock and additional paid-in capital	4,100	3,802
Accumulated other comprehensive loss	(260)	(234)
Accumulated deficit	(1,224)	(1,713)
Total stockholders’ equity	2,616	1,855
Total liabilities and stockholders’ equity	$10,133	$9,912

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2024	2023
Operating activities:
Net income	$809	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	134	102
Stock-based compensation expense	497	544
Amortization of costs to obtain a contract with a customer	136	97
Deferred income taxes	(60)	(116)
Lease-related asset impairments	—	7
Other	(7)	(15)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	177	380
Prepaid expenses and other assets	(221)	(160)
Accounts payable and other liabilities	1	(65)
Deferred revenue	(612)	(551)
Accrued income taxes	61	29
Net cash provided by operating activities	915	876
Investing activities:
Purchases of marketable securities	(632)	(944)
Sales and maturities of marketable securities	690	529
Capital expenditures	(26)	(21)
Purchases of intangible assets	(57)	(25)
Business combinations, net of cash acquired	(801)	(44)
Other investing activities	(10)	(19)
Net cash used in investing activities	(836)	(524)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	121	130
Taxes paid related to net share settlement of equity awards	(208)	(153)
Repurchases of common stock	(443)	(730)
Net cash used in financing activities	(530)	(753)
Effect of exchange rate changes on cash and cash equivalents	(4)	(20)
Net decrease in cash and cash equivalents	(455)	(421)
Cash and cash equivalents at beginning of period	1,892	1,947
Cash and cash equivalents at end of period	$1,437	$1,526

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$3	$9

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2024, and for the three and nine months ended October 31, 2024 and 2023, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2024, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2025, or for any other period. Further, the balance sheet as of January 31, 2024, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2024. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed on June 10, 2024.

Change in presentation

During the nine months ended October 31, 2024, the Company changed its presentation of the amortization of costs capitalized to obtain a contract with a customer in our Condensed Consolidated Statements of Cash Flows. Amortization of costs capitalized to obtain a contract with a customer were previously presented in “Changes in operating assets and liabilities, net of business combinations” and are now presented in “Adjustments to reconcile net income to net cash provided by operating activities.” Accordingly, prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not impact total net cash provided by operating activities. The effect of the change on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2023 was $97 million.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the nine months ended October 31, 2024, that are applicable to the Company.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclosure of the total amount of selling expenses, and in annual reporting periods, Autodesk’s definition of selling expenses. ASU 2024-03 is effective for Autodesk’s fiscal year beginning February 1, 2027, and interim periods for Autodesk’s fiscal year beginning February 1, 2028. Early adoption is permitted. Autodesk is currently evaluating the effect of adopting ASU 2024-03 on its disclosures.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net revenue by product family:
Architecture, Engineering and Construction	$751	$675	$2,138	$1,884
AutoCAD and AutoCAD LT	398	372	1,163	1,085
Manufacturing	307	269	871	771
Media and Entertainment	83	73	231	218
Other	31	25	89	70
Total net revenue	$1,570	$1,414	$4,492	$4,028

Net revenue by geographic area:
Americas
U.S.	$579	$520	$1,631	$1,461
Other Americas	126	120	355	321
Total Americas	705	640	1,986	1,782
Europe, Middle East and Africa	580	516	1,684	1,496
Asia Pacific	285	258	822	750
Total net revenue	$1,570	$1,414	$4,492	$4,028

Net revenue by sales channel:
Indirect	$908	$876	$2,696	$2,546
Direct	662	538	1,796	1,482
Total net revenue	$1,570	$1,414	$4,492	$4,028

Net revenue by product type:
Design	$1,295	$1,192	$3,748	$3,432
Make	171	134	478	385
Other	104	88	266	211
Total net revenue	$1,570	$1,414	$4,492	$4,028
Payments for product subscriptions, cloud subscriptions, and maintenance subscriptions are typically due in annual installments or up front with payment terms of 30 to 45 days. Payments on EBAs are typically due up front or in annual installments over the contract term with payment terms of 30 to 60 days. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of October 31, 2024, Autodesk had remaining performance obligations of $6.11 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $4.01 billion or 66% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.10 billion or 34% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of October 31, 2024. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended October 31, 2024 and 2023, that was included in the deferred revenue balances at January 31, 2024 and 2023, was $790 million and $730 million, respectively. Revenue recognized during the nine months ended October 31, 2024 and 2023, that was included in the deferred revenue balances at January 31, 2024 and 2023, was $3.00 billion and $2.71 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total revenue from the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 33% and 35% of Autodesk’s total net revenue during the three and nine months ended October 31, 2024, respectively. Total revenue from TD Synnex accounted for 39% and 40% of Autodesk’s total net revenue during the three and nine months ended October 31, 2023, respectively. The majority of the net revenue from sales to TD Synnex is from sales outside of the United States. In addition, TD Synnex accounted for 4% and 18% of trade accounts receivable at October 31, 2024, and January 31, 2024, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of October 31, 2024, and January 31, 2024:

	October 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$367	$—	$—	$367
Commercial paper	200	—	—	200
Certificates of deposit	92	—	—	92
U.S. government securities	77	—	—	77
Other (2)	2	—	—	2
Marketable securities:
Short-term
Commercial paper	162	—	—	162
Corporate debt securities	78	—	—	78
Asset-backed securities	18	—	—	18
Other (3)	18	—	—	18
Long-term
Corporate debt securities	105		(1)	104
Asset-backed securities	66	—	—	66
Agency mortgage-backed securities	46	—	—	46
U.S. government securities	44		(1)	43
Other (4)	5	—	—	5
Mutual funds (5) (6)	105	13	—	118
Total	$1,385	$13	$(2)	$1,396
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of corporate debt securities.
(3)Primarily consists of agency discount bonds, mortgage-backed securities, and U.S. government securities.
(4)Primarily consists of agency collateralized mortgage obligations and supranational bonds.
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of October 31, 2024:

Fair Value
Due within 1 year	$247
Due in 1 year through 5 years	255
Due in 5 years through 10 years	16
Due after 10 years	22
Total	$540

As of both October 31, 2024, and January 31, 2024, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the nine months ended October 31, 2024.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both October 31, 2024, and January 31, 2024. There were no write offs of accrued interest receivables for both the nine months ended October 31, 2024 and 2023.

There were no material realized gains or losses for the sales or redemptions of marketable debt securities during both the nine months ended October 31, 2024 and 2023. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Marketable debt securities	$168	$190	$690	$529

Strategic investments in equity securities

As of October 31, 2024, and January 31, 2024, Autodesk had $160 million and $162 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Nine Months Ended October 31,		Cumulative Amount as of
	2024	2023	October 31, 2024
Upward adjustments	$—	$—	$29
Negative adjustments, including impairments	(7)	(21)	(121)
Net unrealized adjustments	$(7)	$(21)	$(92)

Realized gains for the disposition of strategic investment equity securities for both the three and nine months ended October 31, 2024 and 2023 were immaterial.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of October 31, 2024, and January 31, 2024:

	October 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$367	$—	$—	$367
Commercial paper	—	200	—	200
Certificates of deposit	—	92	—	92
U.S. government securities	—	77	—	77
Other (2)	—	2	—	2
Marketable securities:
Short-term
Commercial paper	—	162	—	162
Corporate debt securities	—	78	—	78
Asset-backed securities	—	18	—	18
Other (3)	—	18	—	18
Long-term
Corporate debt securities	—	104	—	104
Asset-backed securities	—	66	—	66
Agency mortgage-backed securities	—	46	—	46
U.S. government securities	—	43	—	43
Other (4)	—	5	—	5
Long-term other assets:
Mutual funds (5)(6)	118	—	—	118
Derivative assets:
Derivative contract assets (6)	—	22	—	22
Derivative liabilities:
Derivative contract liabilities (7)	—	(10)	—	(10)
Total	$485	$923	$—	$1,408
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of corporate debt securities.
(3)Primarily consists of agency discount bonds, mortgage-backed securities, and U.S. government securities.
(4)Primarily consists of agency collateralized mortgage obligations and supranational bonds.
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the nine months ended October 31, 2024, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2024	5,371	$203.87
Granted	3,036	242.19
Vested	(2,537)	205.79
Canceled/Forfeited	(274)	212.60
Performance Adjustment (1)	(33)	193.79
Unvested restricted stock units at October 31, 2024	5,563	$224.48
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2024 performance period. The performance stock units were attained at rates ranging from 75% to 96% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2024 and 2023, was $634 million and $476 million, respectively.

During the nine months ended October 31, 2024, Autodesk granted 3 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $152 million and $151 million during the three months ended October 31, 2024 and 2023, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $432 million and $445 million during the nine months ended October 31, 2024 and 2023, respectively.

During the nine months ended October 31, 2024, Autodesk granted 279 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance and service period. The performance criteria for the majority of the performance stock units are based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

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

The performance criteria for the performance stock units vested during the nine months ended October 31, 2024, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $22 million and $11 million for the three months ended October 31, 2024 and 2023, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $36 million and $32 million for the nine months ended October 31, 2024 and 2023, respectively.

Common Stock

Autodesk recorded stock-based compensation expense related to common stock shares of zero and $5 million for the three months ended October 31, 2024 and 2023, respectively. Autodesk recorded stock-based compensation expense related to common stock shares of $4 million and $15 million for the nine months ended October 31, 2024 and 2023, respectively.

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

A summary of the ESPP activity for the nine months ended October 31, 2024 and 2023, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Issued shares (in thousands)	299	357	732	791
Average price of issued shares	$167.45	$164.30	$165.89	$163.91
Weighted average grant date fair value of shares granted under the ESPP (1)	$78.92	$67.29	$78.93	$68.70
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2024 and 2023, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Cost of subscription and maintenance revenue	$9	$9	$27	$28
Cost of other revenue	3	4	9	11
Marketing and sales	64	66	178	202
Research and development	80	78	222	233
General and administrative	25	24	64	69
Stock-based compensation expense related to stock awards and ESPP purchases	181	181	500	543
Tax (benefit) expense	(8)	(2)	(25)	1
Stock-based compensation expense related to stock awards and ESPP purchases, net of tax	$173	$179	$475	$544

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

	Three Months Ended October 31, 2024		Three Months Ended October 31, 2023
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatility	N/A	29.1 - 32.0%	N/A	29.4 - 37.4%
Range of expected lives (in years)	N/A	0.5- 2.0	N/A	0.5 - 2.0
Expected dividends	N/A	—%	N/A	—%
Range of risk-free interest rates	N/A	3.6 - 4.6%	N/A	5.0 - 5.5%

	Nine Months Ended October 31, 2024		Nine Months Ended October 31, 2023
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	29.4 - 31.4%	28.7 - 34.5%	40.9 - 42.5%	29.4 - 42.4%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	5.2%	3.6 - 5.4%	4.3 - 4.7%	4.3 - 5.5%
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

7. Income Tax

 Autodesk had income tax expense of $76 million, relative to pre-tax income of $351 million for the three months ended October 31, 2024, and income tax expense of $79 million, relative to pre-tax income of $320 million for the three months ended October 31, 2023. Income tax expense for the three months ended October 31, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, tax credits, and the foreign derived intangibles income tax benefit in the U.S. The tax expense decreased compared to October 31, 2023, mainly due to U.S. foreign tax credit relief available for the three months ended October 31, 2024 which was not available for the three months ended October 31, 2023 prior to the issuance of Notice 2023-80 by the Internal Revenue Service (“IRS”).

 Autodesk had income tax expense of $203 million, relative to pre-tax income of $1.01 billion for the nine months ended October 31, 2024, and income tax expense of $175 million, relative to pre-tax income of $799 million for the nine months ended October 31, 2023. Income tax expense for the nine months ended October 31, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, tax credits, and the foreign derived intangibles income tax benefit in the U.S. The tax expense increased compared to October 31, 2023, due to increased profit before tax, offset by an increase in tax-deductible stock-based compensation. The period to October 31, 2023, also, had a nonrecurring tax benefit arising from relief provided by IRS Notice 2023-55 and the current period reflects relief from IRS Notice 2023-80 relating to U.S. foreign tax credit regulations offset in part by a nonrecurring integration tax expense.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to retain a valuation allowance against Australia, Portugal, New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in the U.S., as we do not have sufficient income of the appropriate character to benefit from these deferred tax assets.

As of October 31, 2024, the Company had $277 million of gross unrecognized tax benefits, of which $234 million would impact the effective tax rate, if recognized. The remaining $43 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will immaterially decrease in the next twelve months for statute lapses.

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

Purchase Price Allocation

These acquisitions were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the respective acquisition. Goodwill of $159 million and $188 million is expected to be deductible for U.S. income tax purposes for Payapps and PIX, respectively. No goodwill is deductible for U.S. income tax purposes for Aether. The transaction costs related to the acquisitions were not material.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the significant business combinations that were completed during the nine months ended October 31, 2024:

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

9. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of October 31, 2024, and January 31, 2024:

	October 31, 2024
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$738	$(471)	$267
Developed technologies	1,139	(826)	313
Trade names and patents	122	(115)	7
Other	7	—	7
Total intangible assets	$2,006	$(1,412)	$594
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2024
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$664	$(436)	$228
Developed technologies	933	(765)	168
Trade names and patents	116	(113)	3
Other	8	(1)	7
Total intangible assets	$1,721	$(1,315)	$406
 _______________
(1)Includes the effects of foreign currency translation.

10. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $310 million and $254 million at October 31, 2024, and January 31, 2024, respectively. Accumulated amortization was $128 million and $83 million at October 31, 2024, and January 31, 2024, respectively. Amortization expense for the three months ended October 31, 2024 and 2023, was $15 million and $10 million, respectively. Amortization expense for the nine months ended October 31, 2024 and 2023, was $45 million and $28 million, respectively.

11. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 31, 2024, (in millions):

Balance as of January 31, 2024 (1)	3,653
Additions arising from acquisitions during the period	606
Effect of foreign currency translation and measurement period adjustments (2)	(3)
Balance as of October 31, 2024 (1)	$4,256
_______________
(1)Accumulated impairment losses as of both January 31, 2024 and October 31, 2024, were $149 million.
(2)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

12. Deferred Compensation

At October 31, 2024, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $118 million. Of this amount, $12 million was classified as current and $106 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $100 million related to the investments in a rabbi trust as of January 31, 2024, $10 million was classified as current and $90 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $257 million as of October 31, 2024, and $210 million as of January 31, 2024. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheet. Of the total amount as of October 31, 2024, $160 million was recorded in “Prepaid expenses and other current assets” and $97 million was recorded in “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $51 million and $136 million during the three and nine months ended October 31, 2024, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $34 million and $97 million during the three and nine months ended October 31, 2023, respectively. Autodesk did not recognize any contract cost impairment losses during the three and nine months ended October 31, 2024 and 2023.

13. Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	October 31, 2024	January 31, 2024
Computer hardware, at cost	$102	$117
Computer software, at cost	39	48
Furniture and equipment, at cost	98	100
Leasehold improvements, land and buildings, at cost	330	357
	569	622
Less: Accumulated depreciation	(453)	(501)
Computer equipment, software, furniture, and leasehold improvements, net	$116	$121

14. Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At October 31, 2024, Autodesk was in compliance with the Credit Agreement covenants. At October 31, 2024, Autodesk had no outstanding borrowings under the Credit Agreement. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026.

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

Based on the quoted market prices, the approximate fair value of the notes as of October 31, 2024, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$299
2017 Notes	500	487
2020 Notes	500	456
2021 Notes	1,000	852

The expected future principal payments for all borrowings as of October 31, 2024, were as follows (in millions):

Fiscal year ending
2025 (remainder)	$—
2026	300
2027	—
2028	500
2029	—
Thereafter	1,500
Total principal outstanding	$2,300

15. Leases

Autodesk has operating leases for real estate and certain equipment. Leases have remaining lease terms of less than 1 year to 65 years, some of which include options to extend the lease with renewal terms from 1 year to 8 years and some of which include options to terminate the leases from less than 1 year to 5 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “Accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.

The components of lease cost were as follows:

	Three Months Ended October 31, 2024
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$—	$6	$6	$2	$16
Variable lease cost	—	—	1	1	1	3

	Nine Months Ended October 31, 2024
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$5	$1	$19	$17	$8	$50
Variable lease cost	1	—	4	3	2	10

	Three Months Ended October 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$2	$1	$7	$5	$2	$17
Variable lease cost	1	—	1	2	—	4

	Nine Months Ended October 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$5	$2	$22	$17	$7	$53
Variable lease cost	1	—	5	4	2	12

Supplemental operating cash flow information related to leases is as follows:

	Nine Months Ended October 31,
	2024	2023
Cash paid for operating leases included in operating cash flows (1)	$70	$81
Non-cash operating lease liabilities arising from obtaining operating lease right-of-use assets	4	44
  _______________
(1) Includes $10 million and $12 million in variable lease payments for the nine months ended October 31, 2024 and 2023, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

The weighted average remaining lease term for operating leases is 5.9 and 6.2 years at October 31, 2024, and January 31, 2024, respectively. The weighted average discount rate was 2.93% and 2.86% at October 31, 2024, and January 31, 2024, respectively.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2025 (remainder)	$10
2026	75
2027	60
2028	50
2029	42
Thereafter	81
318
Less imputed interest	26
Present value of operating lease liabilities	$292

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 7.3 years. Sublease income was $2 million and $6 million for the three and nine months ended October 31, 2024, respectively. Sublease income was $2 million and $6 million for the three and nine months ended October 31, 2023, respectively. Sublease income is recorded as a reduction of lease expense in the Company’s Condensed Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $66 million. Autodesk expects to receive sublease income payments of approximately $36 million for remaining fiscal 2025 through fiscal 2029 and $30 million thereafter.

As of October 31, 2024, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

16. Derivative Instruments

The fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets were as follows as of October 31, 2024, and January 31, 2024:

	Balance Sheet Location	Fair Value at
		October 31, 2024	January 31, 2024
Derivative Assets
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$7	$8
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	15	13
Total derivative assets		$22	$21
Derivative Liabilities
Foreign currency contracts designated as cash flow hedges	Other accrued liabilities	$6	$8
Derivatives not designated as hedging instruments	Other accrued liabilities	4	7
Total derivative liabilities		$10	$15

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2024 and 2023 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Amount of (loss) gain recognized in accumulated other comprehensive income, net of tax, (effective portion)	$(12)	$4	$(15)	$(22)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$3	$14	$13	$51
Cost of revenue	—	—	—	—
Operating expenses	4	(2)	—	1
Total	$7	$12	$13	$52

The amount and location of gains or losses recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2024 and 2023, (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Interest and other income (expense), net	$4	$(2)	$5	$5

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.38 billion at October 31, 2024, and $1.25 billion at January 31, 2024. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $8 million remaining in “Accumulated other comprehensive loss” as of October 31, 2024, is expected to be recognized into earnings within the next 24 months.

The location and amount of gain or loss recognized in income on cash flow hedges together with the total amount of income or expense presented in the Company's Condensed Consolidated Statements of Operations where the effects of the hedge are recorded were as follows for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31, 2024
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,457	$9	$105	$525	$378	$161

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$3	$—	$—	$2	$1	$1

	Nine Months Ended October 31, 2024
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$4,195	$31	$305	$1,474	$1,092	$477

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$13	$—	$—	$—	$(1)	$1

	Three Months Ended October 31, 2023
	Net Revenue		Cost of revenue	Operating expenses
	Subscription Revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations	$1,314	$12	$94	$439	$339	$165

Gain (loss) on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$14	$—	$—	$(1)	$—	$(1)

	Nine Months Ended October 31, 2023
	Net revenue		Cost of revenue	Operating expenses
	Subscription revenue	Maintenance Revenue	Cost of subscription and maintenance revenue	Marketing and sales	Research and development	General and administrative
Total amounts of income and expense line items presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	$3,777	$40	$285	$1,344	$1,021	$438

Gain (loss)on cash flow hedging relationships in Subtopic ASC 815-20
Foreign exchange contracts
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$51	$—	$—	$—	$—	$1

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $527 million at October 31, 2024, and $455 million at January 31, 2024.

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

On April 24, 2024, plaintiff Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against the Company, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after the Company’s announcement of the Audit Committee of the Board of Directors’ internal investigation regarding the Company’s free cash flow and non-GAAP operating margin practices, generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On November 25, 2024, Defendants filed a motion to dismiss the complaint. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, as of October 31, 2024, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2024	214	$3,802	$(234)	$(1,713)	$1,855
Common shares issued under stock plans	1	(62)	—	—	(62)
Stock-based compensation expense	—	151	—	—	151
Settlement of liability-classified restricted common shares	—	3	—	—	3
Net income	—	—	—	252	252
Other comprehensive loss	—	—	(29)	—	(29)
Repurchase and retirement of common shares (1)	—	—	—	(9)	(9)
Balances, April 30, 2024	215	3,894	(263)	(1,470)	2,161
Common shares issued under stock plans	—	(38)	—	—	(38)
Stock-based compensation expense	—	170	—	—	170
Net income	—	—	—	282	282
Other comprehensive income	—	—	14	—	14
Repurchase and retirement of common shares (1)	—	(17)	—	(98)	(115)
Balances, July 31, 2024	215	4,009	(249)	(1,286)	2,474
Common shares issued under stock plans	1	13	—	—	13
Stock-based compensation expense	—	184	—	—	184
Net income	—	—	—	275	275
Other comprehensive loss	—	—	(11)		(11)
Repurchase and retirement of common shares (1)	(1)	(106)	—	(213)	(319)
Balances, October 31, 2024	215	$4,100	$(260)	$(1,224)	$2,616
 ________________
(1)During the three and nine months ended October 31, 2024, Autodesk repurchased 1,190 thousand and 1,694 thousand shares at an average repurchase price of $269.30 and $262.15 per share, respectively. At October 31, 2024, $4.30 billion remained available for repurchase under the November 2022 repurchase program approved by the Board of Directors. In November 2024, the Board of Directors authorized the repurchase of $5 billion of the Company's common stock, in addition to the $4.30 billion remaining under previously announced share repurchase programs.

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

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2024:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2024	$23	$20	$(24)	$(253)	$(234)
Other comprehensive income (loss) before reclassifications	(5)	—	—	(9)	(14)
Pre-tax loss reclassified from accumulated other comprehensive loss	(13)	(1)	—	—	(14)
Tax effects	3	—	—	(1)	2
Net current period other comprehensive (loss) income	(15)	(1)	—	(10)	(26)
Balances, October 31, 2024	$8	$19	$(24)	$(263)	$(260)

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2023:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2023	$64	$18	$(19)	$(248)	$(185)
Other comprehensive income (loss) before reclassifications	27	(1)	1	(53)	(26)
Pre-tax loss reclassified from accumulated other comprehensive loss	(52)	(1)	(1)	—	(54)
Tax effects	3	—	—	5	8
Net current period other comprehensive (loss) income	(22)	(2)	—	(48)	(72)
Balances, October 31, 2023	$42	$16	$(19)	$(296)	$(257)

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net income	$275	$241	$809	$624
Denominator:
Denominator for basic net income per share—weighted average shares	215	214	215	214
Effect of dilutive securities	2	2	2	2
Denominator for dilutive net income per share	217	216	217	216
Basic net income per share	$1.28	$1.13	$3.76	$2.92
Diluted net income per share	$1.27	$1.12	$3.73	$2.89

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and nine months ended October 31, 2024, there were 12 thousand and 84 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and nine months ended October 31, 2023, there were 141 thousand and 388 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

Information regarding Autodesk’s long-lived assets by geographic area is as follows:

	October 31, 2024	January 31, 2024
Long-lived assets (1):
Americas
U.S.	$179	$221
Other Americas	12	15
Total Americas	191	236
Europe, Middle East, and Africa	67	63
Asia Pacific	42	46
Total long-lived assets	$300	$345
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Nine Months Ended October 31, 2024,” and in “Results of Operations-Overview.” Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

To support our strategic priority of digital transformation in Architecture, Engineering, and Construction (“AEC”), we are strengthening our AEC solutions’ foundation with both organic and inorganic investments. In the first quarter of fiscal 2025, we acquired Payapps Limited (“Payapps”), a leading cloud-based software platform for managing construction-related payments. This acquisition will deepen Autodesk Construction Cloud’s footprint and provide a robust payment management offering to serve the needs of general contractors and trade contractors. Through automating the application of the payment process, Payapps’ solution provides greater transparency, reduces risk and helps accelerate time-to-payment. In fiscal 2024, we launched the first set of capabilities in Autodesk Forma, an industry cloud that unifies workflows across the teams that design, build, and operate the built environment. Autodesk Forma’s initial capabilities enable the early-stage planning and design process with automation and Artificial Intelligence (“AI”)-powered insights that simplify the exploration of design concepts, offload repetitive tasks, and help evaluate environmental qualities surrounding a building site. In fiscal 2023, we acquired a cloud-connected, extended reality (XR) platform enabling AEC professionals to present, collaborate and review projects in immersive and interactive experiences, from anywhere and at any time. This acquisition enables Autodesk to meet increasing needs for augmented reality (AR) and virtual reality (VR) technology advancements within the AEC industry and further support AEC customers throughout the project delivery lifecycle.

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

Global Reach

We sell our products and services globally, through a combination of direct and indirect channels. Our direct channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on serving certain Flex and subscription customers through our new transaction model, and business transacted through our online Autodesk branded store. Our indirect channels primarily include value added distributors, value added resellers, direct market resellers, volume channel partners, and product-specific resellers. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro Inc., to provide transition distribution activities for a one-to-two-year period. In the third fiscal quarter of 2025, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. Existing distribution agreements will continue in emerging markets. We introduced a new transaction model for our token-based Flex offering in North America, and certain countries in EMEA, and APAC during fiscal 2023 and 2024. Most of our subscription offerings transitioned to the new transaction model in Australia during fiscal 2024, in North America during our second fiscal quarter of fiscal 2025, and in Western Europe during our third fiscal quarter of 2025. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. We intend to transition our indirect business in our remaining major markets to the new transaction model by the end of fiscal 2025. We expect the change in recognition of sales incentives to indirect channels from contra revenue to operating costs under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and nine months ended October 31, 2024 and 2023.

We anticipate that our channel mix will continue to change as we scale our business. With the continued growth of our online Autodesk branded store and our new transaction model, we are transacting directly with more end customers, rather than through distributors, without substantial disruption to our revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers. We also expect our transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Nine Months Ended October 31, 2024

•Total net revenue increased 11% and 12% to $1.57 billion and $4.49 billion, during the three and nine months ended October 31, 2024, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for both the three and nine months ended October 31, 2024 and 98% for both the three and nine months ended October 31, 2023.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110%, on a constant currency basis, for both the three and nine months ended October 31, 2024 and 2023.
•Deferred revenue was $3.66 billion, a decrease of 14% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $6.11 billion, flat compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $4.01 billion, an increase of 1% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 11% and 12% during the three and nine months ended October 31, 2024, respectively, as compared to the same periods in the prior fiscal year, primarily due to a 11% increase in subscription revenue for both the three and nine months ended October 31, 2024, respectively.

For further discussion of the drivers of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 33% and 35% of our total net revenue for the three and nine months ended October 31, 2024, respectively. Total revenue from TD Synnex accounted for 39% and 40% of our total net revenue during both the three and nine months ended October 31, 2023, respectively. Our customers through TD Synnex are the resellers and end users who purchase our software subscriptions and services. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro Inc., to provide transition distribution activities for a one-to-two-year period. In the third fiscal quarter of 2025, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. Existing distribution agreements will continue in emerging markets. We have increased our selling efforts with Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex.
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

The following table outlines our recurring revenue metric for the three and nine months ended October 31, 2024 and 2023:

	Three Months Ended October 31, 2024	Change compared to prior fiscal year		Three Months Ended October 31, 2023
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,530	$151	11%	$1,379
As a percentage of net revenue	97%	N/A	N/A	98%

	Nine Months Ended October 31, 2024	Change compared to prior fiscal year		Nine Months Ended October 31, 2023
		$	%
Recurring Revenue (1)	$4,378	$439	11%	$3,939
As a percentage of net revenue	97%	N/A	N/A	98%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was within the range of 100% and 110%, on a constant currency basis, for both the three and nine months ended October 31, 2024 and 2023.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended October 31, 2024			Nine Months Ended October 31, 2024
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	11%	12%	Negative	12%	13%	Negative
Total spend	13%	13%	Neutral	9%	9%	Neutral
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

(in millions)	October 31, 2024	January 31, 2024
Deferred revenue	$3,658	$4,264
Unbilled deferred revenue	2,454	1,844
RPO	$6,112	$6,108

RPO consisted of the following:

(in millions)	October 31, 2024	January 31, 2024
Current RPO	$4,014	$3,976
Non-current RPO	2,098	2,132
RPO	$6,112	$6,108

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

Balance Sheet and Cash Flow Items

At October 31, 2024, we had $1.98 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $915 million for the nine months ended October 31, 2024, compared to $876 million for the nine months ended October 31, 2023. We repurchased 1.7 million shares of our common stock for $443 million during the nine months ended October 31, 2024. Comparatively, we repurchased 3.6 million shares of our common stock for $733 million during the nine months ended October 31, 2023. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

We introduced a new transaction model for our token-based Flex offering in North America, and certain countries in EMEA, and APAC during fiscal 2023 and 2024. Most of our subscription offerings transitioned to the new transaction model in Australia during fiscal 2024, in North America during our second fiscal quarter of fiscal 2025, and in Western Europe during our third fiscal quarter of 2025. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. We intend to transition our indirect business in our remaining major markets to the new transaction model by the end of fiscal 2025.

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

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management Comments
(In millions, except percentages)	October 31, 2024	$	%	October 31, 2023
Net Revenue:
Subscription	$1,457	$143	11%	$1,314	Increase due to growth in subscription renewal revenue driven by expansion of subscriber base in prior periods. Also contributing to the growth was an increase in revenue from Cloud Service offerings.
Maintenance	9	(3)	(25)%	12
Total subscription and maintenance revenue	1,466	140	11%	1,326
Other	104	16	18%	88
	$1,570	$156	11%	$1,414

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2024	$	%	October 31, 2023
Net Revenue:
Subscription	$4,195	$418	11%	$3,777	Increase due to growth in subscription renewal revenue driven by expansion of subscriber base in prior periods. Also contributing to the growth was an increase in revenue from Cloud Service offerings and EBA offerings.
Maintenance	31	(9)	(23)%	40
Total subscription and maintenance revenue	4,226	409	11%	3,817
Other	266	55	26%	211
	$4,492	$464	12%	$4,028

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering and Construction (“AEC”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	October 31, 2024	$	%	October 31, 2023
Net Revenue by Product Family:
AEC	$751	$76	11%	$675	Increase due to growth in revenue from AEC Collections, Revit, Autodesk Build, and Civil 3D.
AutoCAD and AutoCAD LT	398	26	7%	372	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	307	38	14%	269	Increase due to growth in revenue from MFG Collections, EBA offerings, Alias, and Fusion.
M&E	83	10	14%	73	Increase due to revenue from the PIX acquisition, upfront revenue from multi-year contract in Q3’25, and EBA offerings.
Other	31	6	24%	25
Total Net Revenue	$1,570	$156	11%	$1,414

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2024	$	%	October 31, 2023
Net Revenue by Product Family:
AEC	$2,138	$254	13%	$1,884	Increase due to growth in revenue from AEC Collections, Revit, Autodesk Build, and EBA offerings.
AutoCAD and AutoCAD LT	1,163	78	7%	1,085	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	871	100	13%	771	Increase due to growth in revenue from MFG Collections, EBA offerings, Fusion, and Inventor.
M&E	231	13	6%	218	Increase due to revenue from PIX acquisition, upfront revenue from multi-year contract in Q3’25, and EBA offerings.
Other	89	19	27%	70
Total Net Revenue	$4,492	$464	12%	$4,028

Net Revenue by Geographic Area

	Three Months Ended October 31, 2024	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended October 31, 2023
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$579	$59	11%	*	$520
Other Americas	126	6	5%	*	120
Total Americas	705	65	10%	11%	640
EMEA	580	64	12%	13%	516
APAC	285	27	10%	14%	258
Total Net Revenue	$1,570	$156	11%	12%	$1,414

	Nine Months Ended October 31, 2024	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Nine Months Ended October 31, 2023
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$1,631	$170	12%	*	$1,461
Other Americas	355	34	11%	*	321
Total Americas	1,986	204	11%	12%	1,782
EMEA	1,684	188	13%	13%	1,496
APAC	822	72	10%	14%	750
Total Net Revenue	$4,492	$464	12%	13%	$4,028
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(In millions, except percentages)	October 31, 2024	$	%	October 31, 2023
Net Revenue by Sales Channel:
Indirect	$908	$32	4%	$876
Direct	662	124	23%	538
Total Net Revenue	$1,570	$156	11%	$1,414

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2024	$	%	October 31, 2023
Net Revenue by Sales Channel:
Indirect	$2,696	$150	6%	$2,546
Direct	1,796	314	21%	1,482
Total Net Revenue	$4,492	$464	12%	$4,028

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

Net Revenue by Product Type

	Three Months Ended October 31, 2024	Change compared to prior fiscal year		Three Months Ended October 31, 2023
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,295	$103	9%	$1,192	Increase primarily due to growth in AEC collections, AutoCAD Family, and MFG collections.
Make	171	37	28%	134	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion, as well as the PIX and Payapps acquisitions.
Other	104	16	18%	88
Total Net Revenue	$1,570	$156	11%	$1,414

	Nine Months Ended October 31, 2024	Change compared to prior fiscal year		Nine Months Ended October 31, 2023
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$3,748	$316	9%	$3,432	Increase primarily due to growth in AEC collections, AutoCAD Family, and EBA offerings.
Make	478	93	24%	385	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion, as well as the PIX and Payapps acquisitions.
Other	266	55	26%	211
Total Net Revenue	$4,492	$464	12%	$4,028

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

Marketing and sales expenses include salaries, bonuses, benefits, and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment, and training for such personnel, sales and channel partner commissions, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include SaaS vendor costs and allocated IT costs, payment processing fees, the cost of supplies and equipment, gains and losses on our operating expense cash flow hedges, facilities costs, and labor costs associated with sales and order management.

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2024	$	%	October 31, 2023
Cost of revenue:
Subscription and maintenance	$105	$11	12%	$94	Increase primarily due to cloud hosting costs and employee-related costs driven by higher headcount.
Other	19	(2)	(10)%	21	Decrease primarily due to decrease in stock-based compensation expense.
Amortization of developed technologies	23	11	92%	12	Increase is primarily due to amortization of acquired developed technologies related to acquisitions in fiscal 2025.
Total cost of revenue	$147	$20	16%	$127

Operating expenses:
Marketing and sales	$525	$86	20%	$439	Increase primarily due to an increase in employee-related costs mostly related to headcount growth, merit increases and internal sales commissions, costs for Autodesk promotional events sales, and sales commissions to Solution Providers due to the recognition of these costs to marketing and sales expense under the new transaction model.
Research and development	378	39	12%	339	Increase primarily due to employee-related costs driven by higher headcount and merit increases and an increase in cloud hosting costs and professional fees.
General and administrative	161	(4)	(2)%	165	Decrease primarily due to charitable contributions to the Autodesk Foundation partially offset by an increase in employee-related costs driven by higher headcount and merit increases as well as an increase in cloud hosting costs.
Amortization of purchased intangibles	13	3	30%	10	Increase is primarily due to amortization of intangible assets related to acquisitions in fiscal 2025.
Total operating expenses	$1,077	$124	13%	$953

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management comments
	October 31, 2024	$	%	October 31, 2023
Cost of revenue:
Subscription and maintenance	$305	$20	7%	$285	Increase primarily due to employee-related costs driven by higher headcount and an increase in cloud hosting costs.
Other	57	(5)	(8)%	62	Decrease primarily due to a decrease in stock-based compensation expense, professional fees, and cloud hosting costs.
Amortization of developed technologies	62	28	82%	34	Increase is primarily due to amortization of acquired developed technologies related to acquisitions in fiscal 2025 and the second half of fiscal 2024.
Total cost of revenue	$424	$43	11%	$381

Operating expenses:

Marketing and sales	$1,474	$130	10%	$1,344	Increase primarily due to an increase in employee-related costs mostly related to headcount growth, merit increases and internal sales commissions, partially offset by a decrease in stock-based compensation expense. Also, due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model, costs for Autodesk promotional events, and cloud hosting costs.
Research and development	1,092	71	7%	1,021	Increase primarily due to employee-related costs driven by higher headcount and merit increases offset by a decrease in stock-based compensation expense. Also, due to an increase in cloud hosting costs partially offset by the increase in capitalized software costs.
General and administrative	477	39	9%	438	Increase primarily due to an increase in employee-related costs driven by higher headcount and merit increases partially offset by a decrease in stock-based compensation expense. Also, due to an increase in cloud hosting costs partially offset by a decrease in charitable contributions to the Autodesk Foundation.
Amortization of purchased intangibles	37	6	19%	31	The increase is primarily due to amortization of acquired intangibles as a result of an acquisition in fiscal 2025 offset by previously acquired assets that continue to become fully amortized.
Total operating expenses	$3,080	$246	9%	$2,834

The following table highlights our expectation for the absolute dollar change and percent of revenue change between the fourth quarter of fiscal 2025, as compared to the fourth quarter of fiscal 2024:

	Absolute dollar impact	Percent of net revenue impact
Cost of revenue	Increase	Flat
Marketing and sales	Increase	Flat
Research and development	Increase	Flat
General and administrative	Decrease	Flat
Amortization of purchased intangibles	Flat	Flat

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2024	2023	2024	2023
Interest and investment income (loss), net	$6	$(1)	$25	$10
(Loss) gain on foreign currency	—	(1)	3	—
Loss on strategic investments	(3)	(11)	(9)	(26)
Other income (loss)	2	(1)	5	2
Interest and other income (expense), net	$5	$(14)	$24	$(14)

Interest and other income (expense), net, positively changed by $19 million during the three months ended October 31, 2024, and $38 million during the nine months ended October 31, 2024, as compared to the same periods in the prior fiscal year. The positive change in the three and nine months ended October 31, 2024, as compared to the same periods in the prior fiscal year was primarily due to a decrease in impairments of strategic investment equity securities and an increase in gains for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans in the current periods as compared to the prior periods.

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

We had an income tax expense of $76 million, relative to pre-tax income of $351 million for the three months ended October 31, 2024, and an income tax expense of $79 million, relative to pre-tax income of $320 million for the three months ended October 31, 2023. Income tax expense for the three months ended October 31, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, tax credits, and the foreign derived intangibles income tax benefit in the U.S. The tax expense decreased compared to October 31, 2023, mainly due to U.S. foreign tax credit relief available for the three months ended October 31, 2024 which was not available for the three months ended October 31, 2023 prior to the issuance of Notice 2023-80 by the Internal Revenue Service (“IRS”).

 We had an income tax expense of $203 million, relative to pre-tax income of $1.01 billion for the nine months ended October 31, 2024, and income tax expense of $175 million, relative to pre-tax income of $799 million for the nine months ended October 31, 2023. Income tax expense for the nine months ended October 31, 2024, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, tax credits, and the foreign derived intangibles income tax benefit in the U.S. The tax expense increased compared to October 31, 2023 due to increased profit before tax, offset by an increase in tax-deductible stock-based compensation. The period to October 31, 2023 had a nonrecurring tax benefit arising from relief provided by IRS Notice 2023-55 and the current period reflects relief from IRS Notice 2023-80 relating to U.S. foreign tax credit regulations offset in part by a nonrecurring integration tax expense.

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to retain a valuation allowance against Australia, Portugal, New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in the U.S., as we do not have sufficient income of the appropriate character to benefit from these deferred tax assets.

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

As of October 31, 2024, we had $277 million of gross unrecognized tax benefits, of which $234 million would impact the effective tax rate, if recognized. The remaining $43 million would reduce our valuation allowance, if recognized. The amount of unrecognized tax benefits will immaterially decrease in the next twelve months for statute lapses.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2024 and 2023, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(Unaudited)
Gross profit	$1,423	$1,287	$4,068	$3,647
Non-GAAP gross profit	$1,457	$1,311	$4,163	$3,717
Income from operations	$346	$334	$988	$813
Non-GAAP income from operations	$573	$547	$1,623	$1,440
Operating margin	22%	24%	22%	20%
Non-GAAP operating margin	36%	39%	36%	36%
Net income	$275	$241	$809	$624
Non-GAAP net income	$470	$447	$1,341	$1,191
GAAP diluted net income per share	$1.27	$1.12	$3.73	$2.89
Non-GAAP diluted net income per share	$2.17	$2.07	$6.18	$5.51

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(Unaudited)
Gross profit	$1,423	$1,287	$4,068	$3,647
Stock-based compensation expense	12	13	36	39
Amortization of developed technologies	22	11	59	31
Non-GAAP gross profit	$1,457	$1,311	$4,163	$3,717

Income from operations	$346	$334	$988	$813
Stock-based compensation expense	181	181	500	543
Amortization of developed technologies	22	11	59	31
Amortization of purchased intangibles	13	10	37	30
Acquisition-related costs	11	11	39	16
Lease-related asset impairments and other charges	—	—	—	7
Non-GAAP income from operations	$573	$547	$1,623	$1,440

Operating margin	22%	24%	22%	20%
Stock-based compensation expense	12%	13%	11%	13%
Amortization of developed technologies	1%	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%	1%
Acquisition-related costs	1%	1%	1%	—%
Non-GAAP operating margin (1)	36%	39%	36%	36%

Net income	$275	$241	$809	$624
Stock-based compensation expense	181	181	500	543
Amortization of developed technologies	22	11	59	31
Amortization of purchased intangibles	13	10	37	30
Acquisition-related costs	11	11	39	16
Lease-related asset impairments and other charges	—	—	—	7
Loss on strategic investments and dispositions, net	3	11	9	26
Discrete tax provision items	7	7	(4)	(18)
Establishment of valuation allowance on deferred tax assets	—	—	4	1
Income tax effect of non-GAAP adjustments	(42)	(25)	(112)	(69)
Non-GAAP net income	$470	$447	$1,341	$1,191

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
	(Unaudited)
Diluted net income per share	$1.27	$1.12	$3.73	$2.89
Stock-based compensation expense	0.83	0.84	2.30	2.52
Amortization of developed technologies	0.10	0.05	0.27	0.14
Amortization of purchased intangibles	0.06	0.05	0.17	0.14
Acquisition-related costs	0.05	0.05	0.18	0.07
Lease-related asset impairments and other charges	—	—	—	0.03
Loss on strategic investments and dispositions, net	0.01	0.05	0.04	0.12
Establishment of valuation allowance on deferred tax assets	—	—	0.02	—
Discrete tax provision items	0.04	0.03	(0.02)	(0.08)
Income tax effect of non-GAAP adjustments	(0.19)	(0.12)	(0.51)	(0.32)
Non-GAAP diluted net income per share	$2.17	$2.07	$6.18	$5.51
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

At October 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $1.98 billion and net accounts receivable of $702 million.

In November 2022, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At October 31, 2024, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of December 3, 2024, we have no amounts outstanding under the Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and recent amendments to the Credit Agreement. If we are unable to remain in compliance with the covenants under the Credit Agreement, we will not be able to draw on our revolving credit facility.

As of October 31, 2024, we have $2.30 billion aggregate principal amount of notes outstanding, with $300 million due in fiscal 2026. See Part I, Item 1, “Financial Statements,” Note 14, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of October 31, 2024, approximately 73% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Nine Months Ended October 31,
(in millions)	2024	2023
Net cash provided by operating activities	$915	$876
Net cash used in investing activities	(836)	(524)
Net cash used in financing activities	(530)	(753)

Net cash provided by operating activities of $915 million for the nine months ended October 31, 2024, primarily consisted of $809 million of our net income adjusted for $700 million non-cash items such as stock-based compensation expense, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. The decrease in working capital is primarily due to a decrease in deferred revenue of $612 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter and a negative change in prepaid expenses and other assets of $221 million partially offset by the change in accounts receivable of $177 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by operating activities of $876 million for the nine months ended October 31, 2023, primarily consisted of $624 million of our net income adjusted for $619 million non-cash items such as stock-based compensation expense, and depreciation, amortization, and accretion expense, and deferred income tax. The decrease in working capital is primarily due to a decrease in deferred revenue of $551 million due to the timing of our billing installments and seasonality of billing in the fourth fiscal quarter partially offset by the change in accounts receivable of $380 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash used in investing activities was $836 million for the nine months ended October 31, 2024, primarily due to business combinations, net of cash acquired, and purchases of marketable securities partially offset by the sales and maturities of marketable securities. Net cash used in investing activities was $524 million for the nine months ended October 31, 2023, primarily due to purchases of marketable securities partially offset by the sales and maturities of marketable securities.

Net cash used in financing activities was $530 million and $753 million for the nine months ended October 31, 2024 and 2023, respectively, primarily due to repurchases of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended October 31, 2024:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
August 1 - August 31	161	$240.25	161	$4,576
September 1 - September 30	424	263.08	424	$4,465
October 1 - October 31	605	281.41	605	$4,295
Total	1,190	$269.30	1,190
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plan approved by the Board of Directors in November 2022.
(2)These amounts correspond to the plan publicly announced and approved by the Board of Directors in November 2022 that authorized the repurchase of $5 billion. At October 31, 2024, $4.30 billion remained available for repurchase under the November 2022 repurchase program. The plan does not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 18, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

In November 2024, the Board of Directors authorized the repurchase of $5 billion of the Company's common stock, in addition to the $4.30 billion remaining under previously announced share repurchase programs.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2024, and January 31, 2024, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, Japanese yen, British pounds, Canadian dollars, Singapore dollars, and Australian dollars. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 31, 2024		January 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,044	$(8)	$1,430	$(5)
Sold	1,516	17	1,789	11
Option Contracts:
Purchased	1,456	9	1,048	8
Sold	1,547	(6)	1,118	(8)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2024, and January 31, 2024, would increase the fair value of our foreign currency contracts by $162 million and $121 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2024, and January 31, 2024, would decrease the fair value of our foreign currency contracts by $140 million and $99 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At October 31, 2024, we had $1,278 million of cash equivalents and marketable securities, including $276 million classified as short-term marketable securities and $264 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against Autodesk, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after Autodesk’s announcement of the Audit Committee of the Board of Directors’ internal investigation regarding Autodesk’s free cash flow and non-GAAP operating margin practices, generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On November 25, 2024, Defendants filed a motion to dismiss the complaint. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

In addition, on June 7, 2024, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our current directors and our Chief Strategy Officer as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets, based on similar underlying allegations contained in the purported federal securities class action complaint described above. A second purported stockholder derivative complaint naming the same defendants was filed in the Northern District of California on June 25, 2024. The complaint in that later-filed case generally alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5, Section 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution, also based on similar underlying allegations contained in the purported federal securities class action described above. On October 29, 2024 the Court consolidated and stayed the two stockholder derivative actions.

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

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2024 and the nine months ended October 31, 2024. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 64% of our net revenue during both the nine months ended October 31, 2024 and 2023, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. For example, we have recently seen a deceleration in growth in certain geographies including China. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

Our quarterly financial results, key metrics, and other operating metrics have fluctuated in the past and will continue to do so in the future. These fluctuations have in the past caused and could in the future cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other risks described in these risk factors, some of the factors that have in the past caused and could in the future cause our financial results, key metrics, and other operating metrics to fluctuate include:
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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2024 and 2023, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 26% and 27% of our total net revenue, respectively.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock has in the past been, and in the future may be, affected by a number of factors, including the other risks described in these risk factors and the following:
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

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the investigation, and we could be forced to incur significant additional time and expense as a result of the investigation. The incurrence of significant additional expense, or the requirement that management devote significant time that could reduce the time available to execute on our business strategies, could have an adverse effect on our business, results of operations and financial condition.

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

As we digitize Autodesk and use cloud- and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use, disclosure, or other processing of, our and our customers’ information. Like other software offerings and systems, ours are vulnerable to security breaches and incidents, including those from acquired companies. Also, our ability to mitigate the risk of security breaches and incidents may be impacted by our limited control over our customers or third-party technology providers and vendors, or the processing of data by third-party technology providers and vendors, which may not allow us to maintain the integrity or security of such transmissions or processing. We devote significant resources in an effort to maintain the security and integrity of our systems, offerings, services, and applications (online, mobile, and desktop). Despite these efforts, we are subject to security breaches and incidents, and we face delays and other difficulties in identifying, responding to, or remediating security breaches or incidents.

Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. To date, such identified security events have not been material or significant to us or our customers, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or significant. Security breaches or incidents disrupt the proper functioning of our systems, solutions, offerings, applications, or services; cause errors in the output of our customers’ work; allow unauthorized access to or unauthorized use, disclosure, modification, loss, unavailability, or destruction of, sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive or disruptive outcomes. The risk of a security incident, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include, among others, identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, malware, bugs, vulnerabilities, advanced persistent threats, application-centric attacks, peer-to-peer attacks, social engineering, phishing, credential stuffing, malicious file uploads, backdoor trojans, supply chain attacks, ransomware attacks, and distributed denial of service attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, customers, or users to disclose information to gain access to our data or our customers’ or users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. These existing risks are compounded given the shift in recent years to work-from-home arrangements for a large population of employees and contractors, as well as employees and contractors of our third-party technology providers and vendors, and the risks could also be elevated in connection with the ongoing war between Ukraine and Russia as we and our third-party technology providers and vendors are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies. Despite our significant efforts to create security barriers to such threats, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information.

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

We use third-party open source software. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users, who distribute or make available across a network software and services that include open source software, to make publicly available or to license all or part of such software (which in some circumstances could include valuable proprietary code, such as modifications or derivative works created, based upon, incorporating, or using the open source software) under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-

party open source software in a manner that exposes us to claims of non-compliance with the terms of the applicable license, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide clarity on their proper legal interpretation. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we may be required to publicly release certain portions of our proprietary source code. We could also be required to expend substantial time and resources to re-engineer some or all of our software. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and prospects.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the nine months ended October 31, 2024 and 2023, approximately 60% and 63%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers, and we expect that the majority of our revenue will continue to be derived from indirect channel sales in the near future. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 35% and 40% of our total net revenue for the nine months ended October 31, 2024 and 2023, respectively. During October 2022, we entered into a transition agreements with each of TD Synnex and Ingram Micro Inc. to provide transition distribution activities for a one-to-two-year period, with potential extensions. In the third fiscal quarter of 2025, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. Existing distribution agreements will continue in emerging markets. In connection with such transition agreements, we intend to increase our selling efforts with value-added resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex and Ingram Micro Inc. will be able to continue to do so, and following the transition period, we believe such end users will be able to continue to purchase our products from certain value-added resellers or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex or Ingram Micro Inc. were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, value added resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of October 31, 2024, as described in Part I, Item 1. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part I, Item 1. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems, and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, telecommunications failure, power failure, cyber-attack, terrorism or war (including the ongoing wars between Ukraine and Russia and between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), or business interruption from epidemics or pandemics, or the fear of such events, could adversely impact our business, financial results, and financial condition. For example, our corporate headquarters and executive offices are located near major seismic faults in the San Francisco Bay Area and face annual periods of wildfire danger, which increase the probability of power outages and may impact employees’ abilities to commute to work or to work from home. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country’s or region’s demand for our products, negatively impacting our financial results.

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

There were no sales of unregistered securities during the three months ended October 31, 2024.

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

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended October 31, 2024, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 4, 2024, Lorrie Norrington, one of our directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,556 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 4, 2025, or earlier if all transactions under the trading arrangement are completed.

On October 3, 2024, Stephen Hope, our SVP, Finance & Chief Accounting Officer, adopted a new Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 7,088 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 11, 2025, or earlier if all transactions under the trading arrangement are completed. Prior to entering into the new Rule 10b5-1 trading arrangement in October 2024, Mr. Hope’s previous Rule 10b5-1 trading arrangement expired according to its terms because all the transactions under the arrangement were completed.

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

Dated: December 3, 2024

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)