Form 10-K
period 2025-01-31
Autodesk, Inc.
filed 2025-03-06
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 215 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant

(based on the closing sale price of such shares on the Nasdaq Global Select Market on July 31, 2024) was approximately $53.2 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2025, the registrant had outstanding 213 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2025
.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Annual Report on Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies; the implementation of new transaction models; future financial results (by product type and geography), operational and key metrics and subscriptions; the effects of global economic and political conditions, including the impact of economic volatility and geopolitical activities in certain countries such as the Russian invasion of Ukraine; the impact of past and planned acquisitions and investment activities; expected market trends and market opportunities; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new businesses and sales initiatives; the impact of restructuring activities; cybersecurity and privacy issues or incidents; the effect of competition; the availability of credit; the effects of revenue recognition; the effects of newly recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs and expenditures; the effects of fluctuations in exchange rates and our hedging activities on our financial results; the effect of laws and regulations that we are subject to; the timing and amount of purchases under our stock repurchase plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

PRODUCTS

Our architecture, engineering, construction and operations products improve the way building, infrastructure, and industrial projects are designed, built, and operated. Our product development and manufacturing software provides manufacturers in automotive, transportation, industrial machinery, consumer products, and building product industries with comprehensive digital design, engineering, manufacturing, and production solutions. These technologies bring together data from all phases of the product development and production life cycle, creating a digital pipeline that supports greater productivity, accuracy through process automation, and insights that enable more sustainable outcomes. Our digital media and entertainment products provide tools for digital sculpting, modeling, animation, effects, rendering, and compositing for design visualization, visual effects, 3D animation, games production, and enable connection of workflows and data from pre-production to post-production. Our portfolio of products and services enables our customers to foster innovation, optimize and improve their designs, save time and money, improve quality, communicate plans, and collaborate with others. A summary of our revenue by geographic area and product family is found in Part II, Item 8, Note 2, “Revenue Recognition,” in the Notes to Consolidated Financial Statements.

Autodesk’s product offerings include:

Architecture, Engineering, Construction and Operations (“AECO”)

•Architecture, Engineering, and Construction Collection

The AEC Collection, including AutoCAD, AutoCAD Civil 3D, and Revit, aims to help our customers design, engineer, and construct higher quality, more predictable building and civil infrastructure projects, commonly used by AECO industry experts.

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

•Tandem

Tandem is a cloud-based platform that transforms the built asset lifecycle. Tandem helps AECO firms harness BIM data throughout the project lifecycle to create and hand over a digital twin. Tandem helps owners connect operational systems to the digital twin, turning fragmented data into business intelligence.

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

Media and Entertainment (“M&E”)

•Flow Production Tracking

Flow Production Tracking is cloud-based production management software for the M&E industry. Creative companies use the Flow Production Tracking platform to provide essential tool collaboration, review, scheduling and tracking to producers, production managers, artists and supervisors, who often work globally with distributed teams.

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

PRODUCT DEVELOPMENT AND INTRODUCTION

The technology industry is characterized by rapid technological change in computer hardware, operating systems, and software. In addition, our customers’ requirements and preferences rapidly evolve, as do their expectations of the performance of our software and services. To keep pace with these changes, we maintain a vigorous program of new product development to address demands in the marketplace for our products, such as enabling convergence, more flexibility and sustainable outcomes.

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
The majority of our research and product development is performed in the United States, Canada, and India. However, we employ experienced software developers in many of our other locations. Translation and localization of our products are performed in several local markets, principally Singapore and Ireland. We generally localize and translate our products into German, French, Italian, Spanish, Japanese, Korean, and simplified and traditional Chinese.

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

MARKETING AND SALES

We sell our products and services globally, through a combination of direct and indirect channels. We transact directly with our enterprise and named account customers, with customers through our online Autodesk branded store, and with certain customers through our new transaction model whereby Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. We introduced the new transaction model for our token-based Flex offering in North America, and certain countries in EMEA, and APAC during fiscal 2023 and 2024. Most of our subscription offerings transitioned to the new transaction model in Australia during fiscal 2024. In fiscal 2025, we transitioned most of our indirect business to the new transaction model in our major markets. The new transaction model helps customers with enhanced control and time savings through self-service, consistent pricing, and a more personalized buying experience. Also, it gives Solution Providers and Autodesk access to essential data to improve our offerings and the customers’ buying experience.

We expect our indirect channel will continue to transact and support a considerable portion of our customers, particularly in emerging regions and with governments. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,260 resellers and distributors worldwide. For fiscal 2025, approximately 58% of our revenue was derived from indirect channel sales through distributors and resellers. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies.

We anticipate that our channel mix will continue to change as we scale our business. With the continued growth of our online Autodesk branded store and our new transaction model, we are transacting directly with more end customers, rather than through distributors, without substantial disruption to our revenue. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor, reseller and Solution Provider networks. The loss of, or a significant reduction in, business with any one of our major distributors, large resellers or Solution Providers could harm our business. See Item 1A, “Risk Factors,” for further discussion. The transition to annual billings for multi-year contracts impacted the timing of our billings and cash collections in fiscal year 2025 and we expect this impact to continue into fiscal year 2026. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion.

Revenue through our largest distributor, TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”), accounted for 33%, 39%, and 37% of our net revenue for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. During fiscal 2023, we entered into transition agreements with TD Synnex to provide transition distribution activities for a one-to-two-year period. In the third fiscal quarter of 2025, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. Existing distribution agreements will continue in emerging markets. We have increased our selling efforts with Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue in fiscal 2025.

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

We also work directly with reseller, distributor, and Solution Provider partner organizations, computer manufacturers, other software developers, and peripherals manufacturers in cooperative advertising, promotions, and trade-show presentations. We connect with our audiences through scalable marketing strategies such as webinars, live and virtual events, personalized outreach, digital campaigns, sponsorships, and targeted advertising across industry publications, technology platforms, media outlets, and social networks. We also foster global user networks and online communities, enabling customers to connect, collaborate, and share insights about our products, services, and solutions.

We generate revenue primarily through various offerings that provide recurring revenue. Under our subscription plan, customers can use our software anytime, anywhere, and get access to the latest updates to previous versions through term-based product subscriptions, cloud service offerings, and enterprise business agreements (“EBA”). Historically, we have had increased EBA sales activity in our fourth fiscal quarter. This seasonality may not have an immediate impact on our revenue as we recognize subscription revenue over the term of the contract. This seasonality may also affect the relative value of our billings, Remaining Performance Obligations (“RPO”), and collections in the fourth and first fiscal quarters.

CUSTOMER AND PARTNER SUPPORT

With the new transaction model, we are approaching the final phase of modernizing our go-to-market motion, which includes building more durable and direct relationships with our customers, updating our data infrastructure, and retiring old information systems and business models. We provide technical support and training to customers through a multi-tiered support model, augmented by direct programs designed to address certain specific customer needs. Some of our customers receive support and training from resellers and distributors from which they purchased subscriptions or licenses for our products or services, with Autodesk in turn providing second-tier support to the resellers and distributors. Some of our customers may also purchase support and training from Solution Providers. Other customers are supported directly via self-service using the Autodesk Knowledge Network, which guides customers to answers in our online support assets, support forums, or webinars, or to support representatives using different modalities such as social media, phone, email, and webchat. We also support our resellers and distributors through technical product training, sales training classes, webinars, and other knowledge-sharing programs.

GOVERNANCE AND IMPACT PROGRAMS

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

These programs align with our operational priorities and long-term growth strategy. We aim to maintain our commitments, fostering trust with stakeholders and enabling compliance with global regulations.

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

Internally, we are investing in best practices to mitigate our greenhouse gas emissions (“GHGs”) and climate change risk through investments in renewable energy, energy efficiency, and disaster management and recovery strategies. Our Enterprise Risk Management process considered how climate impacts could affect and potentially amplify the overall significance of each identified risk and opportunity. We regularly assess risks and opportunities in this area and respond accordingly.

Emissions Performance & Other Key Performance Indicators

In fiscal year 2024, we made progress on our science-based GHG reduction target, to reduce Scope 1 and Scope 2 GHGs 50%, and reduce Scope 3 GHGs per dollar of gross profit 55%, by fiscal year 2031, compared to fiscal year 2020. Additionally, in fiscal 2024, we were responsible for 155,000 metric tons of carbon dioxide equivalent emissions across our market-based operational boundary. This represents a 32% reduction compared to our fiscal year 2020 base line. In addition, our residual 155,000 metric tons of CO2e emissions were neutralized through the procurement of high quality carbon offsets credits.

Impact Reports

More information about our sustainability financing and commitment can be found in our annual Impact Reports, which we have published on our website since 2008. Our fiscal 2025 Impact Report will be published in fiscal 2026. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

Philanthropy

The Autodesk Foundation (the “Foundation”), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to create a better world at work, at home, and in the community by matching employees’ volunteer time and donations to nonprofit organizations; and to support organizations using design and make solutions to drive positive impact. In the latter case, we use philanthropic capital, software donations, and training to accomplish this goal, selecting the most impactful and innovative organizations around the world who are innovating to create a better future for our planet. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, entrepreneurs, and others who are developing design solutions that will shape a more sustainable future.

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

TALENT AND HUMAN CAPITAL MANAGEMENT

Our employees play a central role in the success of our long-term strategy. Autodesk’s Culture Code defines values and behaviors that support our commitment to being a customer company, where each employee takes responsibility for understanding our customers’ needs, expectations, and experiences. As of January 31, 2025, we employed approximately 15,300 people, an increase from approximately 14,100 employees as of the end of fiscal year 2024. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by trade unions or works councils. We have never experienced any work stoppages and believe our employee relations are strong. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

Diversity and Belonging

Autodesk views our culture, diversity, and belonging efforts as directly linked to high performance and unlocking human ingenuity. Our commitment to maintaining a global workforce is grounded in our values and how we work, being inclusive, respectful, and collaborative. Our culture seeks to enable Autodesk employees to do their best work, innovate, contribute to the success of our company, and prosper.

We believe there are markets for talent that remain untapped or underutilized, which drives our sourcing and networking efforts. We do this by widening our talent pipelines to attract and retain the most capable, skilled, and top-tier professionals from all backgrounds. This strategy strengthens our ability to meet and speak to an ever-expanding and diverse customer base, fueling our competitive edge, increasing customer trust, and driving sustainable growth and success in a dynamic global marketplace.

We consistently expand our networks and investments in targeted partnerships-both professional and academic- including: Hispanic-serving educational institutions, Historically Black Colleges and Universities and professional organizations around the globe that provide greater access to pools of under recognized talent in key sectors like technology. By leveraging our extensive portfolio of programs—scholarships, internships, sponsorship agreements, mentorship, and development—we demonstrate our capability to nurture and retain top-tier talent.

We offer continuous development opportunities to all employees that facilitate mentorship relationships, as well as focused sponsorship and leadership development programs in partnership with our Employee Resource Groups (ERGs).

We proudly support nine ERGs, which are open to all employees and play a pivotal role in scaling a sense of belonging across the company. These groups are formed based on various factors, including shared interests, backgrounds, unique identities, and professional experiences. Our culture promotes choice, allowing employees to engage and participate in ways that resonate with them—whether as allies or direct members of one or more groups. ERGs are one of the ways we retain and engage our talent community of Autodesk employees, while also creating a work environment that learns from and leverages diverse perspectives and experiences that enrich how we all work together as one Autodesk.

Finally, we are an equal opportunity employer that does not discriminate in recruiting, hiring, training, or promoting on any basis protected by law. Additional information on our Diversity and Belonging program, initiatives, and metrics can be found on our website at autodesk.com/company/diversity-and-belonging. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

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

ACQUISITIONS

We acquired new technology or supplemented our existing technology by purchasing businesses or technology related assets focused in specific markets or industries. For the fiscal years ended January 31, 2025, 2024 and 2023, we acquired companies accounted for as business combinations. The acquisitions during both fiscal 2024 and 2023 were not individually significant. The following were significant acquisitions for fiscal year 2025.

Date of closing	Company	Details
May 2024	Aether Media, Inc. (“Aether”)	With the acquisition, Autodesk expects to enhance artificial intelligence capabilities for Autodesk’s visual effects (“VFX”) creation tools and democratize high end VFX work on Autodesk’s Flow platform.
March 2024	PIX business of X2X, LLC ("PIX")	The acquisition will help foster broader collaboration and communication, as well as help drive greater efficiencies in the production process.
February 2024	Payapps Limited ("Payapps")	This acquisition will deepen Autodesk Construction Cloud’s footprint and provide a robust payment management offering to serve the needs of general contractors and trade contractors. Through automating the application of the payment process, Payapps’ solution provides greater transparency, reduces risk and helps accelerate time-to-payment.

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

Industry Collections: Autodesk Industry Collections are a combination of products and services that target a specific user objective and support a set of workflows for that objective. Our Industry Collections consist of: Autodesk Architecture, Engineering, and Construction Collection, Autodesk Product Design and Manufacturing Collection, and Autodesk Media and Entertainment Collection.

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

Make Business: Represents certain cloud-based product subscriptions. Main products include, but are not limited to, Autodesk Build, BIM Collaborate Pro, BuildingConnected, Fusion, and Flow Production Tracking. Certain products, such as Fusion, incorporate both Design and Make functionality and are classified as Make.

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
•Our strategy and expectations regarding the expected benefits, timing and costs associated with our restructuring plan.
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

In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources, such as our introduction of flexible subscription and service offerings, our transition of multi-subscription plans to named-user plans and our new transaction model. It is uncertain whether these strategies, including our product and pricing changes, will accurately reflect customer demand or be successful, or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We make such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to new customers or existing customers, and either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers’ requirements, our business, financial condition, or results of operations may be adversely impacted.

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

As described elsewhere in these risk factors, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Trends toward nationalism and protectionism and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased political and economic unpredictability globally and may increase the volatility of global financial markets, and the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations, and financial condition. A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counter-parties and could also impair our banking partners, on which we rely for operating cash management. War, geopolitical conflicts, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business. Any of these events could harm our business, results of operations, and financial condition.

Our business could be adversely impacted by the costs and challenges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2024 and 2025. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 64% of our net revenue for both fiscal 2025 and 2024. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

We anticipate that our international operations will continue to account for a significant portion of our net revenue and, as we expand our international development, sales, and marketing expertise, will provide significant support to our overall efforts in countries outside of the United States. Risks inherent in our international operations include:
•economic volatility;
•tariffs, quotas, and other trade barriers and restrictions, geopolitical conflicts, and any political or economic responses and counter-responses thereto by various global actors;
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
•software piracy; and
•other factors beyond our control, including popular uprisings, terrorism, war (including any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), natural disasters, and diseases and pandemics.
Some of our business partners also have international operations and are subject to the risks described above.
In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of tariffs on products imported from certain countries, economic sanctions on individuals, corporations, or countries, and other government regulations affecting trade between the United States and other countries in which we do business. For example, the United States and other global actors have imposed sanctions as a result of the war against Ukraine launched by Russia and the ongoing war between Israel and Hamas. Additionally, recent executive actions and executive branch policies in the United States, such as those communicated in a February 2025 memorandum regarding a change in U.S. policy with respect to the negotiation and imposition of digital services taxes and regulations by other countries, suggest a broader purview for changes in U.S. trade policy as a component of U.S. foreign policy. New or increased tariffs and other changes in U.S. trade policy, including new sanctions, could trigger retaliatory actions by affected countries, including Russia. In addition, certain foreign governments, including the Chinese government, have instituted, considered, or are considering imposing tariffs and other trade sanctions on certain U.S.-manufactured goods. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as announcing sanctions, a change in tariff structures, export compliance, or other trade policies, may increase the cost of, or otherwise interfere with, the conduct of our business, and could have a material adverse effect on our operations and business outlook.

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

•shift to named-user plans and annual billing of multi-year contracts, which impacted the timing of our billings and cash collections in fiscal year 2024 and 2025 and which is expected to continue into fiscal year 2026;
•our ability to successfully introduce and expand new transaction models such as Flex;
•potential goodwill impairment charges related to prior acquisitions;
•failure to manage spend;
•changes in billings linearity;
•changes in subscription mix, pricing pressure, or changes in subscription pricing;
•weak or negative growth in one or more of the industries we serve, including AECO, manufacturing, and digital media and entertainment markets;
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
•catastrophic events, natural disasters, or public health events, such as pandemics and epidemics;
•regulatory compliance costs; and
•failure to appropriately estimate the scope of services under consulting arrangements.

We have also experienced fluctuations in financial results in interim periods in certain geographic regions due to seasonality or regional economic or political conditions. In particular, our financial results, key metrics, or other operating metrics in Europe during our third quarter are usually affected by a slower summer period, and our APAC operations typically experience seasonal slowing in our fourth quarter. War, geopolitical conflicts, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During fiscal 2025 and 2024, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 26% and 27% of our total net revenue, respectively.

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

We may not successfully execute or achieve the expected benefits of our restructuring plan and other measures we may take in the future, and our efforts may adversely affect our business.
During the first quarter of fiscal 2026, we initiated a restructuring plan (the “2026 Plan”), to support Autodesk's initiatives to optimize its go-to-market organization and, at the same time, to reallocate resources to Autodesk’s strategic priorities such as investments in cloud, platform, and artificial intelligence. These measures are intended to address our short and long-term objectives and are based on our current estimates, assumptions, and forecasts, which are subject to known and unknown risks and uncertainties. Implementation of these and any other initiatives may not achieve our expected benefits, may be disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our 2026 Plan could result in personnel attrition beyond our planned reduction in headcount or could reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, could affect our ability to attract highly skilled employees, or may otherwise adversely affect our business.

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

We are increasingly building AI into many of our offerings. We expect to rely on AI technologies to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our AI offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on AI may expose us to additional lawsuits and regulatory investigations and other proceedings and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Government regulation addressing AI ethics or other aspects of the development or use of AI may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm, or legal liability. For example, the European Union’s Artificial Intelligence Act (the “AI Act”), which achieved approval by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, will impose obligations on providers and users of artificial intelligence technologies. Some U.S. states have proposed, and in certain cases enacted, laws addressing aspects of the development and use of AI. Failure to address AI ethical and regulatory issues by us or others in our industry could undermine public confidence in

AI, slow adoption of AI in our products and services, and subject us to claims, demands, and proceedings from private actors, regulatory investigations and other proceedings by regulatory authorities, and fines, penalties, and other liabilities.

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

In addition, we and certain of our officers and directors have been named in purported shareholder litigation arising out of our announcement of the investigation. For additional discussion, see Part I, Item 3. Legal Proceedings and Note 11 to our Consolidated Financial Statements. The pending litigation, and any future litigation, investigation or other actions that may be filed or initiated against us or our officers or directors, may be time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

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

As we digitize Autodesk and use cloud- and web-based technologies to leverage customer data to deliver the total customer experience, we are exposed to increased security risks and the potential for unauthorized access to, or improper use, disclosure, or other processing of, our and our customers’ information. Like other software offerings and systems, ours are vulnerable to security breaches and incidents, including those from acquired companies. Also, our ability to mitigate the risk of security breaches and incidents may be impacted by our limited control over our customers or third-party technology providers and vendors, or the processing of data by third-party technology providers and vendors, which may not allow us to maintain the integrity or security of such transmissions or processing. We devote significant resources in an effort to maintain the security and integrity of our systems, offerings, services, and applications (online, mobile, and desktop). Despite these efforts, we have been subject to security breaches and incidents, and we face the risks of them occurring in the future, as well as the risks of delays and other difficulties in identifying, responding to, or remediating security breaches or incidents.

Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. To date, we have not considered any such identified security events as material to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or otherwise significant. Security breaches or incidents disrupt the proper functioning of our systems, solutions, offerings, applications, or services; cause errors in the output of our customers’ work; allow unauthorized access to or unauthorized use, disclosure, modification, loss, unavailability, or destruction of, sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive or disruptive outcomes. The risk of a security incident, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include, among others, identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, malware, bugs, vulnerabilities, advanced persistent threats, application-centric attacks, peer-to-peer attacks, social engineering, phishing, credential stuffing, malicious file uploads, backdoor trojans, supply chain attacks, ransomware attacks, and distributed denial of service attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, customers, or users to disclose information to gain access to our data or our customers’ or users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. These existing risks are compounded given the shift in recent years to work-from-home arrangements for a large population of employees and contractors, as well as employees and contractors of our third-party technology providers and vendors, and the risks could also be elevated in connection with the ongoing wars between Ukraine and Russia and between Israel and Hamas as we and our third-party technology providers and vendors are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies. Additionally, these threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, advances in cryptography and other technologies, including AI and machine learning. Our use of AI may also increase our risks of being subject to a security breach or incident. Despite our significant efforts to create security barriers to such threats, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For fiscal 2025 and 2024, approximately 58% and 63%, respectively, of our revenue was derived from indirect channel sales primarily through distributors and resellers. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 33% and 39% of our total net revenue for fiscal 2025 and 2024, respectively, and Ingram Micro, Inc. (“Ingram Micro”) accounted for 5% and 7% of our total net revenue for fiscal 2025 and 2024, respectively. During October 2022, we entered into a transition agreements with each of TD Synnex and Ingram Micro to provide transition distribution activities for a one-to-two-year period, with potential extensions. In connection with such transition agreements, we intend to increase our selling efforts with resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex and Ingram Micro will be able to continue to do so, and following the transition period, we believe such end users will be able to continue to purchase our products from certain resellers or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex or Ingram Micro were to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

Our success and ability to invest and grow depend largely on our ability to attract and retain highly skilled technical, professional, managerial, sales, and marketing personnel. Historically, competition for these key personnel has been intense. The loss of services of any of our key personnel, including key personnel joining our company through acquisitions, inability to retain and attract qualified employees in the future, or delays in hiring required personnel, particularly engineering and sales personnel, including sales leadership personnel, could make it difficult to meet key objectives, such as timely and effective product introductions and financial goals.

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

In addition, there is continued instability of international personal data transfer legal mechanisms that are complex, uncertain, and subject to active litigation and enforcement actions in a number of jurisdictions around the world. For example, on June 4, 2021, the European Commission published a new set of modular standard contractual clause (“SCCs”), which became effective on June 29, 2021. The SCCs impose on companies obligations relating to personal data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. We may, in addition to other impacts, be required to expend significant time and resources to update our contractual arrangements and to comply with new obligations, and we face exposure to regulatory actions, substantial fines and injunctions in connection with transfers of personal data from the EU or other regions.

In addition, the United Kingdom’s (“UK”) exit from the EU, and ongoing developments in the UK, have created uncertainty with regard to data protection regulation in the UK. Personal data processing in the UK is governed by the UK General Data Protection Regulation and supplemented by other domestic data protection laws, such as the UK Data Protection Act 2018, which authorizes fines of up to £17.5 million or 4% of annual global revenue, whichever is higher. We are also exposed to potentially divergent enforcement actions for certain violations. Furthermore, the new SCCs apply only to the transfer of personal data outside the EU and not the UK. Although the European Commission adopted an adequacy decision for the UK on June 28, 2021, allowing the continued flow of personal data from the EU to the UK, this decision will be regularly reviewed going forward and may be revoked if the UK diverges from its current adequate data protection laws following its exit from the EU. On February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK (“UK SCCs”), which became effective March 21, 2022. Following issuance of a U.S. executive order, a new framework, the EU-U.S. Data Privacy Framework (“DPF”) was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”) and the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), are available for companies to make use of to legitimize personal data transfers to the U.S. from the European Economic Area, Switzerland, and UK. We have certified to the U.S. Department of Commerce that we adhere to the DPF, UK DPF Extension, and Swiss-U.S. DPF. However, the DPF has been subject to a legal challenge, and it, the UK DPF Extension, and the Swiss-U.S. DPF may be subject to legal challenges in the future from privacy advocacy groups or others. Further, the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.

Further, several European data protection authorities have indicated that the use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States. As the enforcement landscape further develops, and depending on the impacts of these rulings and other developments with respect to cross-border data transfer, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors, and make other operational changes.

Several other countries, including China, Australia, New Zealand, Brazil, and Japan, have also established specific legal requirements for cross-border data transfers. There is also an increasing trend towards data localization policies. For example, China and India have introduced localization requirements for certain data. Other countries also are considering data localization requirements. If this trend continues, and countries implement more restrictive regulations for cross-border personal data transfers (or do not permit personal data to leave the country of origin), it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and our business, financial condition, and results of operations in those jurisdictions could be impacted.

In addition, the CPRA and many other new state laws addressing privacy and information security, including those that have become or will become effective in 2025, provide for additional obligations such as data minimization and storage limitations, granting additional rights to consumers such as correction of personal information and additional opt-out rights. The CPRA also created a new agency to implement and enforce the law. These new state laws have required us to modify our data processing practices and policies and may cause us to make additional modifications, and to incur substantial costs and expenses, in our efforts to comply. Laws in all 50 states, and some of our contracts, require us to provide notice under certain circumstances to customers whose personal information has been disclosed as a result of a data breach. Also, if third parties we work with, such as suppliers, violate applicable data protection laws or regulations, such violations may also put our users’ information at risk and could materially adversely affect our business, financial condition, results of operations, and prospects. Additionally, in addition to government activity, privacy advocacy groups and technology and other industries are considering various new, additional, or different self-regulatory standards that may place, or be asserted to place, additional burdens on us. Evolving legislation and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and have and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of previously useful data, potentially exposing us to additional expense, adverse publicity, and liability.

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

Governments, regulators, plaintiffs’ attorneys, and privacy advocates have increased their focus on how companies collect, use, store, share, transmit, and otherwise process personal data and personal information. Any perception of our practices, products, offerings, or services as a violation of individual privacy or data protection rights may subject us to public criticism, lawsuits, reputational harm, or investigations, claims, demands, or other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and expose us to fines, penalties, and other liabilities. Moreover, because the interpretation and application of many laws, regulations, and other actual and asserted obligations relating to privacy, data protection, and cybersecurity are uncertain, it is possible that these laws, regulations, and obligations may be interpreted and applied in a manner that is inconsistent with our practices or the features of our products, offerings, and services. We could be required to fundamentally change our business activities and practices or modify our offerings and services, any of which could require significant additional expense and adversely affect our business, including impacting our ability to innovate, delaying our development roadmap and adversely affecting our relationships with customers and our ability to compete. If we are obligated to fundamentally change our business activities and practices or modify our products, offerings, or services, we may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new products, offerings, and services could be limited.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to export controls and economic sanctions laws and regulations that prohibit the delivery of certain solutions and services without the required export authorizations or the export to locations, governments, and persons targeted by applicable sanctions. While we have processes to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export controls and sanctions laws and regulations.

If our channel partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export controls and sanctions compliance requirements in our channel partner agreements. Complying with export controls and sanctions laws and regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Violations of applicable sanctions or export control laws or regulations can result in fines or penalties.

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

We have obtained authorization under FedRAMP for certain offerings, which facilitates our entry into the U.S. federal government market. Such certification is subject to rigorous compliance and if we lose our certification, it could inhibit or preclude our ability to contract with certain U.S. federal government customers. In addition, some customers may rely on our authorization under FedRAMP to help satisfy their own legal and regulatory compliance requirements and our failure to maintain FedRAMP authorization might result in a breach under public sector contracts obtained on the basis of such authorization. This could subject us to liability, result in reputational harm, and adversely impact our financial condition or operating results.

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

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of January 31, 2025, as described in Part II, Item 8. We also entered into a credit agreement that provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2.0 billion, as described in Part II, Item 8. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our geographic mix of earnings; statutory rates; stock-based compensation; intercompany arrangements, including the manner we develop, value, and license our intellectual property; and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. While we believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by tax authorities and, if our positions are not sustained, may have a significant impact on our effective tax rate and cash taxes.

Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Due to the complexity and varying interpretations of new and existing tax laws, the U.S. Department of Treasury and other standard-setting bodies have issued and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate effect on our results of operations, including for our prior tax years. In addition, increases in corporate tax rates, could increase our effective tax rate, cash taxes and have an adverse effect on our results from operations.

Increasingly, tax authorities are reviewing existing corporate tax regulatory and legal regimes. Many countries are actively considering or implementing new taxing regimes and changes to existing tax laws. This could include U.S. and foreign tax law developments related to changes to long-standing tax principles arising from proposals made by the Organisation for Economic Co-operation and Development that seek to allocate greater taxing rights to countries where customers are located and establish a global minimum tax rate of 15%. If U.S. or foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems, and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, other climate-related events (such as drought, water security, heat waves, cold waves, and poor air quality), telecommunications failure, power failure, cyber-attack, terrorism or war (including the ongoing wars between Ukraine and Russia and between Israel and Hamas, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), or business interruption from epidemics or pandemics, or the fear of such events, could adversely impact our business, financial results, and financial condition. For example, our corporate headquarters and executive offices are located near major seismic faults in the San Francisco Bay Area and face annual periods of wildfire danger, which increase the probability of power outages and may impact employees’ abilities to commute to work or to work from home. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country’s or region’s demand for our products, negatively impacting our financial results.

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

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, including the risk factors under the heading “Risks Relating to Our Operations”.

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

ITEM 2.PROPERTIES

We lease approximately 1,300,000 square feet of office space in 87 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are in leased office space in San Francisco, California. Our San Francisco facilities consist of approximately 211,000 square feet under leases that have expiration dates ranging from June 2026 to December 2028. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

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

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against Autodesk, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after Autodesk’s announcement of the Internal Investigation, generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On November 25, 2024, defendants filed a motion to dismiss the complaint. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

In addition, on June 7, 2024, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our directors at the time of the complaint and our Chief Strategy Officer as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets, based on similar underlying allegations contained in the purported federal securities class action complaint described above. A second purported stockholder derivative complaint naming the same defendants was filed in the Northern District of California on June 25, 2024. The complaint in that case generally alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5, Section 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution, also based on similar underlying allegations contained in the purported federal securities class action described above. On October 29, 2024, the Court consolidated and stayed the two stockholder derivative actions. A third purported stockholder derivative complaint naming the same defendants was filed in the District of Delaware on February 14, 2025. This complaint generally alleges contribution under Section 10(b) of the Exchange Act and Rule 10b-5, Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties for insider selling and misappropriation of information, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, also based on similar underlying allegations contained in the purported federal securities class action described above.

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

STOCKHOLDERS

As of January 31, 2025, the number of common stockholders of record was 262. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

ISSUER PURCHASES OF EQUITY SECURITIES

Our stock repurchase programs provide us with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time, and have the effect of returning excess cash generated from our business to stockholders. Under the share repurchase programs, we may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase programs do not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price, and legal and regulatory requirements.

In November 2024, our Board of Directors authorized the repurchase of $5 billion of our common stock, in addition to the $3.88 billion remaining under previously announced share repurchase programs.

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2025:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
November 1 - November 30	339	$301.30	339	$9,193
December 1 - December 31	527	300.98	527	9,034
January 1 - January 31	518	296.29	518	8,881
Total	1,384	$299.30	1,384
____________________
(1)Represents shares purchased in open-market transactions under the stock repurchase programs approved by the Board of Directors.
(2)These amounts correspond to the plans publicly announced and approved by the Board of Directors in November 2022 and November 2024 that authorized the repurchase of $5 billion and $5 billion, respectively. At January 31, 2025, $3.88 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs, respectively. The plans do not have a fixed expiration date.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three months ended January 31, 2025.

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

Comparison of Five Year Cumulative Total Stockholder Return (1)

$250
$200
$150
$100
$50
1/20
1/21
1/22
1/23
1/24
1/25
Autodesk, Inc.
S&P 500
S&P North American Technology Software
Dow Jones US Software

___________________
(1)Assumes $100 invested on January 31, 2020, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, Standard & Poor’s North American Technology Software Index, and the Dow Jones U.S. Software Index with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

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

Our strategy is to drive customer workflow convergence by delivering a trusted design and make platform that connects people through automation, data, and insights to help them achieve better outcomes for their businesses and the world. To drive the execution of our strategy, we are focused on three strategic priorities: build the platform of choice for Design and Make, accelerate adoption of Fusion, Forma, and Flow, and transform how customers experience Autodesk.

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

To support our strategic priority of digital transformation in Architecture, Engineering, Construction and Operations (“AECO”), we are strengthening our AECO solutions’ foundation with both organic and inorganic investments. In the first quarter of fiscal 2025, we acquired Payapps Limited (“Payapps”), a leading cloud-based software platform for managing construction-related payments. This acquisition will deepen Autodesk Construction Cloud’s footprint and provide a robust payment management offering to serve the needs of general contractors and trade contractors. Through automating the application of the payment process, Payapps’ solution provides greater transparency, reduces risk and helps accelerate time-to-payment. In fiscal 2024, we launched the first set of capabilities in Autodesk Forma, an industry cloud that unifies workflows across the teams that design, build, and operate the built environment. Autodesk Forma’s initial capabilities enable the early-stage planning and design process with automation and Artificial Intelligence (“AI”)-powered insights that simplify the exploration of design concepts, offload repetitive tasks, and help evaluate environmental qualities surrounding a building site. In fiscal 2023, we acquired a cloud-connected, extended reality (XR) platform enabling AECO professionals to present, collaborate and review projects in immersive and interactive experiences, from anywhere and at any time. This acquisition enables Autodesk to meet increasing needs for augmented reality (AR) and virtual reality (VR) technology advancements within the AECO industry and further support AECO customers throughout the project delivery lifecycle.

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

Global Reach

We sell our products and services globally, through a combination of direct and indirect channels. Our direct channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on serving certain Flex and subscription customers through our new transaction model, and business transacted through our online Autodesk branded store. Our indirect channels primarily include distributors, resellers, direct market resellers, volume channel partners, and product-specific resellers. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro Inc., to provide transition distribution activities for a one-to-two-year period. In the third fiscal quarter of 2025, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. Existing distribution agreements will continue in emerging markets. We introduced a new transaction model for our token-based Flex offering in North America, and certain countries in EMEA, and APAC during fiscal 2023 and 2024. Most of our subscription offerings transitioned to the new transaction model in Australia during fiscal 2024. In fiscal 2025, we transitioned most of our indirect business to the new transaction model in our major markets. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. We expect the change in recognition of sales incentives to indirect channels from contra revenue to operating costs under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin. See Part II, Item 8, Note 2, "Revenue Recognition" in the Notes to the Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the fiscal years ended January 31, 2025, 2024, and 2023.

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

We focus our efforts to advance positive outcomes across three primary areas: energy and materials, health and resilience, and work and prosperity. These impact opportunity areas, informed by the UN Sustainable Development Goals (“SDGs”), have been identified through a multi-pronged process to align the top needs of our stakeholders, the issues most important to our business, and the areas we are best placed to accelerate positive impact at scale.

We drive positive outcomes across these areas primarily by empowering customers to leverage our technology to design and make net-zero carbon buildings, resilient infrastructure, more sustainable products, and cultivate a thriving workforce. We advance these opportunities with industry innovators through collaboration, philanthropic capital, software donations, and training.

We continue to power our business with 100% renewable energy, neutralize greenhouse gas emissions associated with our operations, and support an inclusive culture at Autodesk.

The Autodesk Foundation (the “Foundation”), a privately funded 501(c)(3) charity organization established and solely funded by us, leads our philanthropic efforts. The purpose of the Foundation is twofold: to support employees to create a better world at work, at home, and in the community by matching employees’ volunteer time and donations to nonprofit organizations; and to support organizations using design and make solutions to drive positive impact. On our behalf, the Foundation also administers a discounted software donation program to nonprofit organizations, entrepreneurs, and others who are developing design solutions that will transform industries and help shape a better world for all.

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

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price (“SSP”) of each obligation. We establish SSP for most of our products and services based on observable prices when sold separately in similar circumstances or to similar customers. When products or services are not sold separately, we establish SSP based on other observable inputs.

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

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results. Examples of critical estimates used in valuing certain of the acquired intangible assets and in determining their useful lives include but are not limited to:
•future expected cash flows from subscriptions and maintenance agreements, sales, and acquired developed technologies;

•expected growth in revenue from the acquired company’s existing customer relationships;
•uncertain tax positions and tax related valuation allowances assumed; and
•discount rates used to determine the present value of estimated future cash flows.

Income Taxes. We account for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted rates expected to be in effect during the year in which the basis differences reverse. We recognize the tax benefit for an uncertain tax position when it meets the more likely than not threshold for recognition. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

As we continually strive to optimize our overall business model, tax planning strategies may become feasible and prudent, allowing us to realize many of the deferred tax assets that are offset by a valuation allowance; therefore, we will continue to evaluate the ability to utilize the deferred tax assets each quarter, both in the U.S. and in foreign jurisdictions, based on all available evidence, both positive and negative.

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

OVERVIEW OF FISCAL 2025

•Total net revenue was $6.13 billion during fiscal 2025, an increase of 12% compared to the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% and 98% for fiscal years ending January 31, 2025 and 2024, respectively.
•Net revenue retention rate (“NR3”) was within the range of 100% and 110%, on a constant currency basis, as of both January 31, 2025 and 2024.
•Deferred revenue was $4.13 billion, a decrease of 3% compared to the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $6.94 billion, an increase of 14% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $4.46 billion, an increase of 12% compared to the prior fiscal year.

Revenue Analysis

During fiscal 2025, net revenue increased 12%, as compared to the prior fiscal year, primarily due to a 12% increase in subscription revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the United States and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 33%, 39%, and 37% of Autodesk’s total net revenue during fiscal 2025, 2024 and 2023, respectively. Our customers through TD Synnex are the resellers and end users who purchase our software subscriptions and services. During fiscal 2023, we entered into transition agreements with TD Synnex to provide transition distribution activities for a one-to-two-year period, with potential extensions. In the third fiscal quarter of 2025, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. Existing distribution agreements will continue in emerging markets. We have increased our selling efforts with Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex.

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

The following table outlines our recurring revenue metric for the fiscal years ended January 31, 2025, 2024, and 2023:

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2024	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2023
		$	%		$	%
Recurring Revenue (in millions) (1)	$5,974	$597	11%	$5,377	$470	10%	$4,907
As a percentage of net revenue	97%	N/A	N/A	98%	N/A	N/A	98%
 ________________
(1)     The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Consolidated Statements of Operations.
NR3 was within the range of 100% and 110%, on a constant currency basis, as of both January 31, 2025 and 2024.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Fiscal Year Ended January 31, 2025
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

(in millions)	January 31, 2025	January 31, 2024
Deferred revenue	$4,128	$4,264
Unbilled deferred revenue	2,810	1,844
RPO	$6,938	$6,108

RPO consisted of the following:

(in millions)	January 31, 2025	January 31, 2024
Current RPO	$4,457	$3,976
Non-current RPO	2,481	2,132
RPO	$6,938	$6,108

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

Balance Sheet and Cash Flow Items

At January 31, 2025, we had $2.15 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $1.61 billion for the fiscal year ended January 31, 2025, from $1.31 billion for the fiscal year ended January 31, 2024. We repurchased 3 million shares of our common stock for $858 million during fiscal 2025. Comparatively, we repurchased 4 million shares of our common stock for $795 million during fiscal 2024. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Overview

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate complex geopolitical and global macro-economic challenges. However, material scarcity, supply chain disruption and resulting inflationary pressures, higher interest rates, a global labor shortage, ongoing geopolitical conflicts, and foreign exchange rate fluctuations, may impact our outlook. We also expect our transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. The extent of the impact of these risks on our business in fiscal 2026 and beyond will depend on several factors, some of which are out of our control. Further discussion of the potential impacts of these risks on our business can be found in Part I, Item 1A, “Risk Factors.”

We introduced a new transaction model for our token-based Flex offering in North America, and certain countries in EMEA, and APAC during fiscal 2023 and 2024. Most of our subscription offerings transitioned to the new transaction model in Australia during fiscal 2024. In fiscal 2025, we transitioned most of our indirect business to the new transaction model in our major markets. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer.

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

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$5,717	$601	12%	$5,116	Increase due to growth in subscription renewal revenue. Also contributing to the growth was an increase in revenue from Cloud Service offerings.
Maintenance	41	(13)	(24)%	54
Total subscription and maintenance revenue	5,758	588	11%	5,170
Other	373	46	14%	327
	$6,131	$634	12%	$5,497

	Fiscal Year Ended January 31, 2024	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2023	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$5,116	$465	10%	$4,651	Increase due to growth in the subscriber base across subscription types, led by subscription renewal revenue with current-year subscription renewals reflecting new subscriptions sold in prior periods. Also contributing to the growth was an increase in revenue from EBA offerings and Cloud Service Offerings.
Maintenance	54	(11)	(17)%	65
Total subscription and maintenance revenue	5,170	454	10%	4,716
Other	327	38	13%	289
	$5,497	$492	10%	$5,005

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering, Construction and Operations (“AECO”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AECO	$2,937	$357	14%	$2,580	Increase due to growth in revenue from AEC Collections, EBAs, Autodesk Construction Cloud, Revit, and Payapps.
AutoCAD and AutoCAD LT	1,572	110	8%	1,462	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	1,189	126	12%	1,063	Increase due to growth in revenue from MFG Collections, EBA offerings, Inventor, and Fusion.
M&E	315	20	7%	295	Increase due to revenue from the PIX acquisition and EBA offerings.
Other	118	21	22%	97
	$6,131	$634	12%	$5,497

	Fiscal Year Ended January 31, 2024	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2023	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AECO	$2,580	$302	13%	$2,278	Increase due to growth in revenue from AEC Collections, EBAs, Autodesk Build, and Revit.
AutoCAD and AutoCAD LT	1,462	75	5%	1,387	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	1,063	85	9%	978	Increase due to growth in revenue from Product Design & MFG Collections, EBAs, Fusion, and Inventor.
M&E	295	4	1%	291	Increase primarily due to growth in revenue from EBAs.
Other	97	26	37%	71
	$5,497	$492	10%	$5,005

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2024	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2023

(in millions, except percentages)		$	%	%		$	%	%

Net revenue:
Americas
U.S.	$2,228	$250	13%	*	$1,978	$258	15%	*	$1,720
Other Americas	488	28	6%	*	460	88	24%	*	372
Total Americas	2,716	278	11%	12%	2,438	346	17%	17%	2,092
EMEA	2,307	265	13%	13%	2,042	136	7%	12%	1,906
APAC	1,108	91	9%	13%	1,017	10	1%	6%	1,007
Total net revenue	$6,131	$634	12%	13%	$5,497	$492	10%	13%	$5,005
____________________
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions, including in connection with the ongoing geopolitical conflicts (and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, India, and China, has had and may continue to have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability or protectionism in the global market may impact our future financial results.

Net Revenue by Sales Channel

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$3,568	$124	4%	$3,444
Direct	2,563	510	25%	2,053
Total net revenue	$6,131	$634	12%	$5,497

	Fiscal Year Ended January 31, 2024	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2023
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$3,444	$194	6%	$3,250
Direct	2,053	298	17%	1,755
Total net revenue	$5,497	$492	10%	$5,005

For fiscal 2025 and 2024, approximately 42% and 37%, respectively, of our revenue was derived from direct sales to customers. With the continued growth of our online Autodesk branded store and the introduction of our new transaction model, we have been decreasing our sales through resellers and distributors and transacting directly with more end customers. We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers, particularly in emerging regions. See further discussion regarding our new transaction model in the Overview to Results of Operations above.

Net Revenue by Product Type

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$5,104	$457	10%	$4,647	Increase primarily due to growth in AEC collections, AutoCAD Family, MFG collections and EBA offerings.
Make	654	131	25%	523	Increase primarily due to growth in revenue from Autodesk Construction Cloud, Fusion and PIX.
Other	373	46	14%	327
Total Net Revenue	$6,131	$634	12%	$5,497

	Fiscal Year Ended January 31, 2024	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2023
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$4,647	$383	9%	$4,264	Increase primarily due to growth in AEC collections, EBA offerings, and AutoCAD Family.
Make	523	71	16%	452	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion.
Other	327	38	13%	289
Total Net Revenue	$5,497	$492	10%	$5,005

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

Marketing and sales expenses include salaries, bonuses, benefits, and stock-based compensation expense for our marketing and sales employees, the expense of travel, entertainment, and training for such personnel, sales commissions to employees and Solution Providers, and the costs of programs aimed at increasing revenue, such as advertising, trade shows and expositions, and various sales and promotional programs. Marketing and sales expenses also include SaaS vendor costs and allocated IT costs, payment processing fees, the cost of supplies and equipment, gains and losses on our operating expense cash flow hedges, facilities costs, and labor costs associated with sales and order management.

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

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024	Management Comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$413	$32	8%	$381	Increase primarily due to employee-related costs driven by higher headcount and an increase in cloud hosting costs.
Other	80	(2)	(2)%	82	Decrease primarily due to decrease in professional fees and stock-based compensation expense.
Amortization of developed technologies	85	37	77%	48	Increase is primarily due to amortization of acquired developed technologies related to acquisitions in fiscal 2025.
Total cost of revenue	$578	$67	13%	$511

Operating expenses:
Marketing and sales	$2,000	$177	10%	$1,823	Increase primarily due to an increase in employee-related costs mostly related to headcount growth, merit increases and internal sales commissions, partially offset by a decrease in stock-based compensation expense. Also, due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model, cloud hosting costs, and professional fees partially offset by an increase in capitalized software costs.
Research and development	1,485	112	8%	1,373	Increase primarily due to employee-related costs driven by higher headcount and merit increases and an increase in cloud hosting costs and professional fees partially offset by an increase in capitalized software costs.
General and administrative	650	30	5%	620	Increase primarily due to an increase in employee-related costs driven by higher headcount and merit increases and an increase in cloud hosting costs partially offset by a decrease in charitable contributions to the Autodesk Foundation and a decrease in lease-related asset impairment and other charges.
Amortization of purchased intangibles	49	7	17%	42	The increase is primarily due to amortization of acquired intangibles as a result of acquisitions in fiscal 2025 offset by previously acquired assets that continue to become fully amortized.
Restructuring, other exit costs, and facility reductions	15	15	NM	—	The increase is due to the restructuring plan the Company initiated during fiscal 2026. See Part II, Item 8, Note 17, “Subsequent Events” for more details.
Total operating expenses	$4,199	$341	9%	$3,858

	Fiscal Year Ended January 31, 2024	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2023	Management comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription and maintenance	$381	$38	11%	$343	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount and merit increases, as well as an increase in cloud hosting costs and professional fees.
Other	82	3	4%	79	Increase primarily due to employee-related costs, including stock-based compensation expense, driven by higher headcount and merit increases.
Amortization of developed technologies	48	(10)	(17)%	58	The decrease is primarily due to previously acquired assets that continue to become fully amortized offset by amortization of acquired developed technologies as a result of acquisitions in fiscal 2024.
Total cost of revenue	$511	$31	6%	$480

Operating expenses:
Marketing and sales	$1,823	$78	4%	$1,745	Increase primarily due to employee-related costs driven by merit and benefit increases and an increase in cloud hosting costs partially offset by higher capitalized software costs.
Research and development	1,373	154	13%	1,219	Increase primarily due to employee-related costs, including stock-based compensation, driven by higher headcount and merit increases, as well as an increase in cloud hosting costs partially offset by lower professional fees.
General and administrative	620	88	17%	532	Increase primarily due to an increase in employee-related costs, including stock-based compensation expense, driven by higher headcount and merit increases, as well as an increase in cloud hosting costs and lower capitalized software costs.
Amortization of purchased intangibles	42	2	5%	40	The increase is primarily due to amortization of acquired intangibles as a result of acquisitions in fiscal 2024 offset by previously acquired assets that continue to become fully amortized.
Total operating expenses	$3,858	$322	9%	$3,536

The following table highlights our expectation for the absolute dollar change for fiscal 2026 as compared to fiscal 2025:

	Absolute dollar impact	Management Comments
Cost of revenue	Increase	We expect our cost of revenue to increase as our revenue grows.
Marketing and sales	Increase	We expect marketing and sales expenses to increase with the recognition of Solution Provider commissions under our new transaction model, partially offset by savings from the restructuring initiated in fiscal 2026.
Research and development	Increase	We expect our research and development expenses to increase as we continue our investments in cloud, platform, and artificial intelligence partially offset by savings from the restructuring initiated in fiscal 2026.
General and administrative	Flat	We expect general and administrative expenses to remain flat as we gain increased operational leverage.
Amortization of purchased intangibles	Flat	We expect our amortization of purchased intangibles to remain unchanged.

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal year ended January 31,
	2025	2024	2023
	(in millions)
Interest and investment income (expense), net	$28	$26	$(71)
Gain on foreign currency	6	10	15
(Loss) gain on strategic investments	(10)	(32)	1
Other income	6	4	12
Interest and other income (expense), net	$30	$8	$(43)

Interest and other income (expense), net, increased by $22 million during fiscal 2025, as compared to fiscal 2024. The increase in interest and other income (expense), net, was primarily due to a decrease in impairments of strategic investment equity securities and an increase in gains for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans partially offset by a decrease in interest income and a decrease in gains on foreign currency in the current period as compared to the prior period.

Interest and other income (expense), net, positively changed by $51 million during fiscal 2024, as compared to fiscal 2023. The positive change in interest and other income (expense), net, was primarily due to an increase in interest income due to higher interest rates in the current period as compared to the prior period and gains in the current year for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans compared to losses in the prior period. The increase in interest and other income (expense), net, was partially offset by an increase in losses on strategic investment equity securities in the current period compared to the prior period.

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

Income tax expense was $272 million and $230 million for fiscal 2025 and 2024, relative to pre-tax income of $1,384 million and $1,136 million, respectively, for the same periods. The tax expense for fiscal 2025 consists primarily of the U.S. and foreign tax expense, including withholding tax on payments made to the United States or to Singapore from foreign sources, a partial audit settlement with the IRS, and related increase in reserves relating to research and development tax credits, offset by a decrease in tax expense relating to stock-based compensation and tax benefit from the Australia valuation allowance release. Tax expense for fiscal 2024 consisted primarily of the U.S. and foreign tax expense, including withholding tax on payments made to the United States or to Singapore from foreign sources, an increase in tax expense relating to stock-based compensation reduced by non-recurring integration net tax benefit and an income tax benefit arising from temporary relief provided by the Internal Revenue Service relating to U.S. foreign tax credit regulations.

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

In fiscal 2025, the company established a valuation allowance through goodwill in Australia related to negative evidence at the time of the Payapps Limited acquisition; however, due to positive evidence supporting the realization of its deferred tax assets the valuation allowance was released.
We continue to retain a valuation allowance against California, Michigan, and Massachusetts deferred tax assets, as well as U.S. capital losses and deferred tax assets that will convert into a capital loss upon reversal as we do not have sufficient income of the appropriate character to benefit these deferred tax assets. Also, the Company continues to retain a valuation allowance against foreign deferred tax assets in Portugal and New Zealand and Australia.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine, based on all available evidence, both positive and negative, that it is more likely than not that the deferred tax assets in Portugal, New Zealand, California, Massachusetts, Michigan, and the assets relating to capital losses or assets that will convert into a capital loss upon reversal in Australia and U.S. will be realized.

As of January 31, 2025, we had $312 million of gross unrecognized tax benefits, of which $47 million would reduce our valuation allowance, if recognized. The remaining $265 million would impact the effective tax rate. The amount of unrecognized tax benefits will immaterially decrease in the next twelve months for statute lapses.

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

Our revenue is currently subject to U.S. income tax at the time it is billed. We anticipate filing an election in fiscal 2026 that will more closely align the timing of taxation of our revenue with our U.S. GAAP revenue recognition principles. The impact of this election is anticipated to increase our cash flow from operating activities in fiscal 2026 and increase our provision for income taxes due to the loss of taxation benefits we receive through the FDII and GILTI tax regimes.

Signed into law on August 16, 2022, the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate alternative minimum tax. We continue to monitor the impact the Inflation Reduction Act on our consolidated financial statements.

OTHER FINANCIAL INFORMATION

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2025, 2024, and 2023, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Fiscal Year Ended January 31,
	2025	2024	2023
	(Unaudited)
Gross profit	$5,553	$4,986	$4,525
Non-GAAP gross profit	$5,683	$5,080	$4,624
Income from operations	$1,354	$1,128	$989
Non-GAAP income from operations	$2,231	$1,962	$1,785
Operating margin	22%	21%	20%
Non-GAAP operating margin	36%	36%	36%
Net income	$1,112	$906	$823
Non-GAAP net income	$1,839	$1,642	$1,445
Diluted net income per share	$5.12	$4.19	$3.78
Non-GAAP diluted net income per share	$8.47	$7.60	$6.63

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

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In millions except for operating margin, and per share data):

	Fiscal Year Ended January 31,
	2025	2024	2023
	(Unaudited)
Gross profit	$5,553	$4,986	$4,525
Stock-based compensation expense	50	51	46
Amortization of developed technologies	80	43	53
Non-GAAP gross profit	$5,683	$5,080	$4,624

Income from operations	$1,354	$1,128	$989
Stock-based compensation expense	686	703	660
Amortization of developed technologies	80	43	53
Amortization of purchased intangibles	49	41	40
Acquisition-related costs	47	33	10
Lease-related asset impairments and other charges	—	14	33
Restructuring, other exit costs, and facility reductions	15	—	—
Non-GAAP income from operations	$2,231	$1,962	$1,785

Operating margin	22%	21%	20%
Stock-based compensation expense	11%	13%	13%
Amortization of developed technologies	1%	1%	1%
Amortization of purchased intangibles	1%	1%	1%
Acquisition-related costs	1%	1%	—%
Non-GAAP operating margin (1)	36%	36%	36%

Net income	$1,112	$906	$823
Stock-based compensation expense	686	703	660
Amortization of developed technologies	80	43	53
Amortization of purchased intangibles	49	41	40
Acquisition-related costs	47	33	10
Lease-related asset impairments and other charges	—	14	33
Restructuring, other exit costs, and facility reductions	15	—	—
Loss (gain) on strategic investments and dispositions, net	10	32	(1)
(Release) establishment of valuation allowance on deferred tax assets	(15)	16	(38)
Discrete GAAP tax items	6	(34)	28
Income tax effect of non-GAAP adjustments	(151)	(112)	(163)
Non-GAAP net income	$1,839	$1,642	$1,445

	Fiscal Year Ended January 31,
	2025	2024	2023
	(Unaudited)
Diluted net income per share	$5.12	$4.19	$3.78
Stock-based compensation expense	3.15	3.26	3.03
Amortization of developed technologies	0.37	0.20	0.24
Amortization of purchased intangibles	0.23	0.19	0.18
Acquisition-related costs	0.22	0.15	0.05
Lease-related asset impairments and other charges	—	0.06	0.15
Restructuring, other exit costs, and facility reductions	0.07	—	—
Loss (gain) on strategic investments and dispositions, net	0.05	0.15	—
(Release) establishment of valuation allowance on deferred tax assets	(0.07)	0.07	(0.18)
Discrete GAAP tax items	0.03	(0.15)	0.13
Income tax effect of non-GAAP adjustments	(0.70)	(0.52)	(0.75)
Non-GAAP diluted net income per share	$8.47	$7.60	$6.63
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

Restructuring, other exit costs, and facility reductions. These expenses are associated with realigning our business strategies based on current economic conditions. In connection with these restructuring actions or other exit actions, we recognize costs related to termination benefits for former employees whose positions were eliminated, the reduction of facilities, and cancellation of certain contracts. We exclude these charges because these expenses are not reflective of ongoing business and operating results. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

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

At January 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.15 billion and net accounts receivable of $1.01 billion.

In November 2022, Autodesk entered into an amended and restated credit agreement (“Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provides for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The maturity date on the Credit Agreement is September 30, 2026. At January 31, 2025, Autodesk had no outstanding borrowings under the Credit Agreement. Additionally, as of March 6, 2025, we have no amounts outstanding under the Credit Agreement. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion on our covenant requirements. If we are unable to remain in compliance with the covenants under the Credit Agreement, we may not be able to draw on our revolving credit facility.

As of January 31, 2025, we had $2.30 billion aggregate principal amount of notes outstanding. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash, cash equivalents, and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of January 31, 2025, approximately 66% of our total cash or cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Fiscal year ended January 31,
(in millions)	2025	2024	2023
Net cash provided by operating activities	$1,607	$1,313	$2,071
Net cash used in investing activities	(903)	(502)	(143)
Net cash used in financing activities	(987)	(852)	(1,487)

Net cash provided by operating activities of $1.61 billion for fiscal 2025, primarily consisted of $1.11 billion of our net income adjusted for $953 million non-cash items such as stock-based compensation expense, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. Net cash provided by working capital remained flat primarily due to an increase in accounts payable and other accrued liabilities due to the timing of payments related to employee compensation and related costs partially offset by a decrease in deferred revenue driven by the transition of multi-year subscription contracts billed upfront to annual billing installments, a change in accounts receivable due to the growth in billings and more billings in the fourth fiscal quarter of the current year as compared to the prior period, and a change in prepaid expenses and other assets.

Net cash provided by operating activities of $1.31 billion for fiscal 2024, primarily consisted of $906 million of our net income adjusted for $858 million non-cash items such as stock-based compensation expense, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. The decrease in cash provided by working capital was primarily due to a decrease in deferred revenue of $316 million driven by the transition of multi-year subscription contracts billed upfront to annual billing installments.

Net cash used in investing activities was $903 million for fiscal 2025 and was primarily due to business combinations, net of cash acquired, and purchases of marketable securities partially offset by sales and maturities of marketable securities.

Net cash used in investing activities was $502 million for fiscal 2024 and was primarily due to purchases of marketable securities partially offset by sales and maturities of marketable securities.

Net cash used in financing activities was $987 million in fiscal 2025 and was primarily due to repurchases of our common stock.

Net cash used in financing activities was $852 million in fiscal 2024 and was primarily due to repurchases of our common stock.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant financial contractual obligations at January 31, 2025, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(in millions)	Total	Fiscal year 2026	Fiscal years 2027-2028	Fiscal years 2029-2030	Thereafter	Management Comments
Notes payable	$2,583	$361	$601	$576	$1,045	Notes payable consist of the notes issued in June 2015, June 2017, January 2020, and October 2021 including interest. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion.
Operating leases	295	65	108	68	54
Operating lease obligations consist primarily of obligations for real estate, vehicles, and certain equipment. See Part II, Item 8, Note 9, “Leases,” in the Notes to Consolidated Financial Statements for further discussion.

Purchase obligations	843	289	422	125	7	Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding to Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to acquisition of cloud services, marketing and commitments related to our investment agreements with limited liability partnership funds.
Deferred compensation obligations	118	12	22	23	61	Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Part II, Item 8, Note 7, “Deferred Compensation,” in our Notes to Consolidated Financial Statements for further information regarding this plan.
Pension obligations	40	4	7	8	21	Pension obligations relate to our obligations for pension plans outside of the United States. See Part II, Item 8, Note 16, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information regarding these obligations.
Asset retirement obligations	11	4	3	1	3	Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease.
Total (1)	$3,890	$735	$1,163	$801	$1,191
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

ISSUER PURCHASES OF EQUITY SECURITIES

Our stock repurchase programs provide us with the ability to offset the dilution from the issuance of stock under our employee stock plans and reduce shares outstanding over time and has the effect of returning excess cash generated from our business to stockholders. Under the share repurchase programs, we may repurchase shares from time to time in open market transactions, privately negotiated transactions, accelerated share repurchase programs, tender offers, or by other means. The share repurchase programs do not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, economic and market conditions, stock price, and legal and regulatory requirements.

In November 2024, our Board of Directors authorized the repurchase of $5 billion of our common stock, in addition to the $3.88 billion remaining under previously announced share repurchase programs.

During the three and 12 months ended January 31, 2025, we repurchased 1 million and 3 million shares of our common stock, respectively. At January 31, 2025, $3.88 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors. The plans do not have a fixed expiration date. See Part II, Item 8, Note 12, “Stock Repurchase Program,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2025 and 2024, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, British pounds, Japanese yen, Canadian dollars, Singapore dollars, Australian dollars, Swiss francs, Norwegian krone, and Swedish Krona. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 31, 2025		January 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,152	$(20)	$1,430	$(5)
Sold	1,894	8	1,789	11
Option Contracts:
Purchased	1,269	24	1,048	8
Sold	1,349	(5)	1,118	(8)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2025, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2025 and 2024, would increase the fair value of our foreign currency contracts by $209 million and $121 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2025 and 2024, would decrease the fair value of our foreign currency contracts by $116 million and $99 million, respectively.

INTEREST RATE RISK

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer term securities. At January 31, 2025, we had $1.32 billion of cash equivalents and marketable securities, including $287 million classified as short-term marketable securities and $267 million classified as long-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2025	2024	2023
Net revenue:
Subscription	$5,717	$5,116	$4,651
Maintenance	41	54	65
Total subscription and maintenance revenue	5,758	5,170	4,716
Other	373	327	289
Total net revenue	6,131	5,497	5,005
Cost of revenue:
Cost of subscription and maintenance revenue	413	381	343
Cost of other revenue	80	82	79
Amortization of developed technologies	85	48	58
Total cost of revenue	578	511	480
Gross profit	5,553	4,986	4,525
Operating expenses:
Marketing and sales	2,000	1,823	1,745
Research and development	1,485	1,373	1,219
General and administrative	650	620	532
Amortization of purchased intangibles	49	42	40
Restructuring, other exit costs, and facility reductions	15	—	—
Total operating expenses	4,199	3,858	3,536
Income from operations	1,354	1,128	989
Interest and other income (expense), net	30	8	(43)
Income before income taxes	1,384	1,136	946
Provision for income taxes	(272)	(230)	(123)
Net income	$1,112	$906	$823
Basic net income per share	$5.17	$4.23	$3.81
Diluted net income per share	$5.12	$4.19	$3.78
Weighted average shares used in computing basic net income per share	215	214	216
Weighted average shares used in computing diluted net income per share	217	216	218
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal year ended January 31,
	2025	2024	2023
Net income	$1,112	$906	$823
Other comprehensive (loss) income, net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $2, $6, and $(7))	1	(41)	40
Change in net unrealized gain on available-for-sale securities (net of tax effect of zero for all periods presented)	—	2	—
Change in defined benefit pension items (net of tax effect of zero, $1, and $1)	(1)	(5)	(3)
Net change in cumulative foreign currency translation loss (net of tax effect of $(1), $4, and zero)	(51)	(5)	(98)
Total other comprehensive loss	(51)	(49)	(61)
Total comprehensive income	$1,061	$857	$762

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2025	January 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,599	$1,892
Marketable securities	287	354
Accounts receivable, net	1,008	876
Prepaid expenses and other current assets	588	457
Total current assets	3,482	3,579
Long-term marketable securities	267	234
Computer equipment, software, furniture, and leasehold improvements, net	117	121
Operating lease right-of-use assets	169	224
Intangible assets, net	574	406
Goodwill	4,242	3,653
Deferred income taxes, net	1,205	1,093
Long-term other assets	777	602
Total assets	$10,833	$9,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$100
Accrued compensation	506	476
Accrued income taxes	62	36
Deferred revenue	3,787	3,500
Operating lease liabilities	58	67
Current portion of long-term notes payable, net	300	—
Other accrued liabilities	196	172
Total current liabilities	5,151	4,351
Long-term deferred revenue	341	764
Long-term operating lease liabilities	214	275
Long-term income taxes payable	200	168
Long-term deferred income taxes	32	25
Long-term notes payable, net	1,987	2,284
Long-term other liabilities	287	190
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2; none issued or outstanding at January 31, 2025 and 2024	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750; 214 issued and outstanding at January 31, 2025 and 2024	4,239	3,802
Accumulated other comprehensive loss	(285)	(234)
Accumulated deficit	(1,333)	(1,713)
Total stockholders’ equity	2,621	1,855
Total liabilities and stockholders' equity	$10,833	$9,912
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Fiscal year ended January 31,
	2025	2024	2023
Operating activities:
Net income	$1,112	$906	$823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	180	139	150
Stock-based compensation expense	683	703	657
Amortization of costs to obtain a contract with a customer	212	140	138
Deferred income taxes	(121)	(86)	(277)
Lease-related asset impairments	—	14	34
Restructuring, other exit costs, and facility reductions	15	—	—
Other operating activities	(16)	(52)	(8)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(132)	86	(247)
Prepaid expenses and other assets	(488)	(256)	(182)
Accounts payable and other liabilities	238	27	36
Deferred revenue	(134)	(316)	798
Accrued income taxes	58	8	149
Net cash provided by operating activities	1,607	1,313	2,071
Investing activities:
Purchases of marketable securities	(815)	(1,110)	(397)
Sales of marketable securities	223	277	152
Maturities of marketable securities	638	487	298
Purchases of intangible assets	(62)	(30)	(6)
Business combinations, net of cash acquired	(825)	(70)	(96)
Capital expenditures	(40)	(31)	(40)
Other investing activities	(22)	(25)	(54)
Net cash used in investing activities	(903)	(502)	(143)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	121	130	124
Taxes paid related to net share settlement of equity awards	(256)	(187)	(160)
Repurchase and retirement of common stock	(852)	(795)	(1,101)
Repayments of debt	—	—	(350)
Net cash used in financing activities	(987)	(852)	(1,487)
Effect of exchange rate changes on cash and cash equivalents	(10)	(14)	(22)
Net (decrease) increase in cash and cash equivalents	(293)	(55)	419
Cash and cash equivalents at beginning of fiscal year	1,892	1,947	1,528
Cash and cash equivalents at end of fiscal year	$1,599	$1,892	$1,947
Supplemental cash flow disclosure:
Cash paid for interest	$69	$69	$86
Cash paid for income taxes, net of tax refunds	$281	$321	$241
Non-cash investing and financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$4	$15	$11
Fair value of common stock issued related to business combination (See Note 6)	$—	$—	$10

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2022	218	$2,923	$(124)	$(1,950)	$849
Common shares issued under stock plans	2	(38)	—	—	(38)
Stock-based compensation expense	—	633	—	—	633
Settlement of liability-classified restricted common shares	—	11	—	—	11
Net income	—	—	—	823	823
Other comprehensive loss	—	—	(61)	—	(61)
Shares issued as consideration for business combination	—	10	—	—	10
Repurchase and retirement of common shares	(5)	(214)	—	(868)	(1,082)
Balances, January 31, 2023	215	3,325	(185)	(1,995)	1,145
Common shares issued under stock plans	3	(60)	—	—	(60)
Stock-based compensation expense	—	693	—	—	693
Settlement of liability-classified restricted common shares	—	15	—	—	15
Net income	—	—	—	906	906
Other comprehensive loss	—	—	(49)	—	(49)
Repurchase and retirement of common shares	(4)	(171)	—	(624)	(795)
Balances, January 31, 2024	214	3,802	(234)	(1,713)	1,855
Common shares issued under stock plans	3	(135)	—	—	(135)
Stock-based compensation expense	—	694	—	—	694
Settlement of liability-classified restricted common shares	—	4	—	—	4
Net income	—	—	—	1,112	1,112
Other comprehensive loss	—	—	(51)	—	(51)
Repurchase and retirement of common shares	(3)	(126)	—	(732)	(858)
Balances, January 31, 2025	214	$4,239	$(285)	$(1,333)	$2,621

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025
(Tables in millions of dollars, except per share data, unless otherwise indicated)

1.     Business and Summary of Significant Accounting Policies
Business

Autodesk, Inc. (“Autodesk” or the “Company”) is a global leader in 3D design, engineering and entertainment technology solutions, spanning architecture, engineering, construction, product design, manufacturing, media, and entertainment. The Company’s sophisticated software products, offered through a hybrid of desktop and cloud functionality, enable its customers to design, fabricate, manufacture, and build anything by visualizing, simulating, and analyzing real-world performance early in the design process. These capabilities allow our customers to foster innovation, optimize their designs, streamline their manufacturing and construction processes, save time and money, improve quality, deliver more sustainable outcomes, communicate plans, and collaborate with others. Autodesk software products are sold globally through a combination of direct and indirect channels.

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

Examples of significant estimates and assumptions made by management involve revenue recognition for product subscriptions and enterprise business arrangements (“EBAs”), the determination of the fair value of acquired intangible assets and goodwill, the realizability of deferred tax assets, and the fair value of stock awards. The Company also makes assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, loss contingencies, and operating lease liabilities.

Change in presentation

During the fiscal year ended January 31, 2025, the Company changed its presentation of the amortization of costs capitalized to obtain a contract with a customer in our Consolidated Statements of Cash Flows. Amortization of costs capitalized to obtain a contract with a customer were previously presented in “Changes in operating assets and liabilities, net of business combinations” and are now presented in “Adjustments to reconcile net income to net cash provided by operating activities.” Accordingly, prior period amounts have been reclassified to conform to the current period presentation. The effect of the change on the Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2024 and January 31, 2023 was $140 million and $138 million, respectively. These reclassifications did not impact total net cash provided by operating activities.

Segments

Autodesk operates in one operating and reportable segment, the Company as a whole. Autodesk is a global leader in 3D design, engineering and entertainment technology solutions, spanning architecture, engineering, construction, product design, manufacturing, media, and entertainment. Autodesk’s software products are offered through a hybrid of desktop and cloud functionality. The chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on consolidated net income as reported on the Consolidated Statements of Operations. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources, and assessing performance as the source of the Company’s reportable segments. The description of Autodesk’s products and offerings and accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies”. The measure of Autodesk’s segment assets is reported on the Consolidated Balance Sheets as total assets. Autodesk determined that the Company’s Chief Executive Officer, serves as the CODM.
The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources, evaluating financial performance, and making operating decisions of Autodesk. Consolidated net income is indicative of financial performance and is monitored by the CODM. The CODM considers budget to actual comparisons of total net revenue and consolidated net income on a regular basis when assessing the operating results and making resource decisions to improve profitability. The CODM also uses the budget to actual comparisons of total net revenue and consolidated net income to make decisions aligned with Autodesk’s strategic initiatives and go-to market strategies and capital allocation priorities.

The following table presents information about Autodesk’s reported segment total net revenue, segment profit, and significant segment expenses:

	Fiscal Year ended January 31,
	2025	2024	2023
Total net revenue	$6,131	$5,497	$5,005
Less (1):
Cost of subscription and maintenance revenue (2)	376	344	309
Cost of other revenue (2)	67	68	67
Amortization of developed technologies	85	48	58
Marketing and sales (2)	1,670	1,548	1,477
Research and development (2)	1,181	1,065	953
General and administrative (2)	541	524	443
Amortization of purchased intangibles	49	42	40
Restructuring, other exit costs, and facility reductions	15	—	—
New transaction model (3)	107	27	9
Stock-based compensation	686	703	660
Interest and other (income) expense, net	(30)	(8)	43
Provision for income taxes	272	230	123
Consolidated net income	$1,112	$906	$823
____________________
(1)Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)The amounts of new transaction model and stock-based compensation are excluded from this line and presented separately within this table.
(3)New transaction model costs include sales incentives to solution providers, transaction fees, and internal operating costs.

The following table presents information about Autodesk’s other segment disclosures:

	Fiscal Year ended January 31,
	2025	2024	2023
Interest income	$85	$91	$21
Interest expense	71	71	83
Depreciation, amortization, and accretion expense	180	139	150
Amortization of costs to obtain a contract with a customer	212	140	138

Other significant non-cash items include stock-based compensation. See disclosure in table above.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	January 31,
	2025	2024
Long-lived assets (1):
Americas
U.S.	$170	$221
Other Americas	13	15
Total Americas	183	236
Europe, Middle East, and Africa	64	63
Asia Pacific	39	46
Total long-lived assets	$286	$345
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

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price (“SSP”) of each obligation. We establish SSP for most of our products and services based on observable prices when sold separately in similar circumstances or to similar customers. When products or services are not sold separately, we establish SSP based on other observable inputs.

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

Costs to Obtain a Contract with a Customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The commission costs are capitalized and included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets. The deferred costs are then amortized over the period of benefit. Autodesk determined that sales commissions earned by internal sales personnel that are related to contract renewals are commensurate with sales commissions earned on the initial contracts, and we determined the period of benefit to be the term of the respective customer contract. Commissions paid to our solution providers that are related to contract renewals may either be commensurate or non-commensurate with commissions earned on the initial contract, depending on the commissions program. Costs for initial contracts that are non-commensurate with commissions on renewal contracts are amortized on a straight-line basis over the period of benefit. For non-commensurate commissions, we determined the estimated period of benefit by taking into consideration customer retention data, customer contracts, our technology, and other factors. Costs for initial contracts that are commensurate with commissions on renewal contracts are amortized based on the contract term, which ranges from 1 to 3 years. Deferred costs are periodically reviewed for impairment. Amortization expense is included in marketing and sales expenses in the Consolidated Statements of Operations.

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

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk’s general practice is to hedge a portion of transaction exposures primarily denominated in Australian dollars, British pounds, Canadian dollars, Euros, Japanese yen, Norwegian krone, Singapore dollars, Swedish krona, and Swiss francs. These instruments generally have maturities between one and 12 months in the future. Autodesk uses foreign currency contracts not designated as hedging instruments and foreign currency contracts designated as cash flow hedges but Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2025	2024
Trade accounts receivable	$1,086	$979
Less: Allowance for credit losses	(3)	(4)
Product returns reserve	(8)	(1)
Partner programs and other obligations	(67)	(98)
Accounts receivable, net	$1,008	$876

Allowances for uncollectible trade receivables and contract assets are subject to impairment using the expected credit loss model. Allowances for expected credit losses are measured based upon the lifetime expected credit loss which is based on historical experience, the number of days that billings are past due, reasonable economic forecast, including revised forecast data for the current economic environment, customer payment behavior, credit reports, and other customer-specific information. Allowances for credit losses on trade receivables and contract assets were not material as of January 31, 2025.

As part of the indirect channel model, Autodesk has a partner incentive program that uses quarterly attainment of monetary rewards to motivate distributors and resellers to achieve mutually agreed upon business goals in a specified time period. The majority of these incentives are recorded as a reduction to accounts receivable and deferred revenue in the period the transaction is billed. The portion recorded as deferred revenue is subsequently recognized as a reduction to subscription revenue over the contract period. The remainder reduces subscription or other revenue in the current period.

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

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”) geographies. Autodesk performs ongoing evaluations of these partners’ and customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total revenue from the Company’s largest distributor TD Synnex Corporation, and its global affiliates (“TD Synnex”), accounted for 33%, 39%, and 37% of Autodesk's net revenue for fiscal years ended January 31, 2025, 2024 and 2023, respectively. The majority of the net revenue from sales to TD Synnex is from sales made outside of the United States. In addition, TD Synnex accounted for 5% and 18% of trade accounts receivable as of January 31, 2025 and 2024, respectively. No other customer accounted for more than 10% of Autodesk’s total net revenue or trade accounts receivable for each of the respective periods.

Intangible Assets, Net

Intangible assets include customer relationships, developed technologies, trade names and patents, and other, and the related accumulated amortization. These assets are presented as “Intangible assets, net” in the Consolidated Balance Sheets. The majority of Autodesk’s intangible assets are amortized to expense over the estimated economic life, which ranges from 3 to 15 years. Amortization expense for intangible assets was $134 million in fiscal 2025, $89 million in fiscal 2024, and $98 million in fiscal 2023.

Intangible assets and related accumulated amortization at January 31, 2025 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$735	$(480)	$255
Developed technologies	1,154	(849)	305
Trade names and patents	122	(115)	7
Other	7	—	7
Total intangible assets	$2,018	$(1,444)	$574
_______________
(1)Includes the effects of foreign currency translation.

Intangible assets and related accumulated amortization at January 31, 2024 were as follows:

	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$664	$(436)	$228
Developed technologies	933	(765)	168
Trade names and patents	116	(113)	3
Other	8	(1)	7
Total intangible assets	$1,721	$(1,315)	$406
_______________
(1)Includes the effects of foreign currency translation.

The weighted average amortization period for intangible assets during fiscal 2025 was 7.2 years. Expected future amortization expense for intangible assets for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2026	$150
2027	140
2028	93
2029	65
2030	31
Thereafter	95
Total	$574

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, and furniture are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. Depreciation expense was $43 million in fiscal 2025, $47 million in fiscal 2024, and $50 million in fiscal 2023. Impairment losses were not material in fiscal years ended January 31, 2025, 2024, and 2023.

Computer equipment, software, furniture, leasehold improvements, and the related accumulated depreciation at January 31 were as follows:

	2025	2024
Computer hardware, at cost	$103	$117
Computer software, at cost	42	48
Furniture and equipment, at cost	100	100
Leasehold improvements, land and buildings, at cost	333	357
	578	622
Less: Accumulated depreciation	(461)	(501)
Computer equipment, software, furniture, and leasehold improvements, net	$117	$121

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized straight-line over the software’s expected useful life, which is generally three years. Autodesk had no material capitalized internal use software development costs at January 31, 2025 and 2024.

Software Development Costs

Software development costs for external use incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a two-year period, if material. Autodesk had no material capitalized software development costs at January 31, 2025 and 2024.

Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets. Capitalized costs were $327 million and $254 million at January 31, 2025, and January 31, 2024, respectively. Accumulated amortization was $136 million and $83 million at January 31, 2025, and January 31, 2024, respectively. Amortization expense was $53 million, $42 million, and $24 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

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

Business Combinations

Autodesk records the tangible and intangible assets acquired and liabilities assumed in a business combination based on their estimated fair values at the date of the respective acquisition, with the exception of contract assets and contract liabilities (i.e., deferred revenue) which are recognized and measured on the acquisition date in accordance with Autodesk’s “Revenue Recognition” policy in Note 1 “Business and Summary of Significant Accounting Policies”. The fair values assigned to the identifiable intangible assets acquired are based on estimates and assumptions determined by management. Autodesk records the excess of consideration transferred over the aggregate fair values as goodwill. During the measurement period, which may be up to one year from the acquisition date, Autodesk may record adjustments to these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist. Autodesk continually monitors events and changes in circumstances that could indicate the carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances occur, Autodesk assesses the recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flow the assets are expected to generate generally using Level 3 inputs. If the long-lived assets are impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. See Note 9, “Leases” for further discussion on impairment charges of lease related right-of-assets.

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

For the annual impairment test, Autodesk’s market capitalization was substantially in excess of the carrying value of the Company as of January 31, 2025. Accordingly, Autodesk has determined there was no goodwill impairment of our reporting unit during the fiscal year ended January 31, 2025. In addition, Autodesk did not recognize any goodwill impairment losses in fiscal 2024 or 2023.

The following table summarizes the changes in the carrying amount of goodwill during the fiscal years ended January 31, 2025 and 2024:

	January 31, 2025	January 31, 2024
Goodwill beginning of the year (1)	$3,653	$3,625
Additions arising from acquisitions during the year	619	25
Effect of foreign currency translation and measurement period adjustments (2)	(30)	3
Goodwill, end of the year (1)	$4,242	$3,653
_______________
(1)Accumulated impairment losses as of both January 31, 2025 and 2024, were $149 million.
(2)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

Deferred Tax Assets

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities on acquired intangibles, and valuation allowances against Portugal, New Zealand, California, Michigan and Massachusetts deferred tax assets, and deferred tax assets relating to capital losses and assets that will convert into capital loss upon reversal in Australia and the U.S. Autodesk performs a quarterly assessment of the recoverability of these net deferred tax assets and believes it will generate sufficient future taxable income in appropriate tax jurisdictions to realize the net deferred tax assets. They are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce gross deferred tax assets to the amount that is more likely than not to be realized.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2025, 2024, and 2023, as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Cost of subscription and maintenance revenue	$37	$37	$34
Cost of other revenue	13	14	12
Marketing and sales	244	258	263
Research and development	304	308	266
General and administrative	88	86	85
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	686	703	660
Tax (benefit) expense	(35)	2	13
Stock-based compensation expense related to stock awards and ESPP purchases, net	$651	$705	$673

Autodesk measures stock-based compensation cost at the grant date fair value of the award, and recognizes expense ratably over the requisite service period, which is generally the vesting period. Autodesk determines the grant date fair value of its stock-based payment awards for grants of employee stock purchases related to the employee stock purchase plan using the Black-Scholes-Merton (“BSM”) option-pricing model. To determine the grant-date fair value of our stock-based payment awards for restricted stock units and performance stock units, we use the quoted stock price on the date of grant unless the awards are subject to market conditions, in which case we use the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The variables used in these models are reviewed when awards are granted and adjusted as needed. Stock-based compensation cost for restricted stock is measured on the closing fair market value of our common stock on the date of grant. Autodesk uses the following assumptions to estimate the fair value of stock-based awards:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2025		January 31, 2024		January 31, 2023
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	29.4 - 31.4%	28.7 - 34.5%	40.9 - 42.5%	29.4 - 42.4%	39.4 - 40.7%	38.3 - 44.9%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	5.2%	3.6 - 5.4%	4.3 - 4.7%	4.3 - 5.5%	1.2 - 1.6%	0.9 - 3.9%

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

Autodesk did not pay cash dividends in fiscal 2025, 2024, or 2023 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model.

The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives.

Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of stock-based awards as those forfeitures occur.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $54 million in fiscal 2025, $64 million in fiscal 2024, and $69 million in fiscal 2023.

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

Accounting Standards in Fiscal 2025

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by FASB or adopted by the Company during the fiscal year ended January 31, 2025, that are applicable to the Company.

Accounting Standards Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. Autodesk adopted the annual disclosures of ASU 2023-07 for our fiscal year ended January 31, 2025. ASU 2023-07 is effective for interim periods for Autodesk’s fiscal year beginning February 1, 2025, and should be applied on a retrospective basis.

Recently issued accounting standards not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclosure of the total amount of selling expenses, and in annual reporting periods, Autodesk’s definition of selling expenses. In addition, the FASB issued ASU No. 2025-01 to clarify the requirement to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2024-03 is effective for Autodesk’s fiscal year beginning February 1, 2027, and interim periods for Autodesk’s fiscal year beginning February 1, 2028. Early adoption is permitted. Autodesk is currently evaluating the effect of adopting ASU 2024-03 on its disclosures.

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

Information regarding the components of Autodesk’s net revenue from contracts with customers by product family, geographic location, sales channel, and product type was as follows:

	Fiscal Year ended January 31,
	2025	2024	2023
Net revenue by product family:
Architecture, Engineering, Construction and Operations	$2,937	$2,580	$2,278
AutoCAD and AutoCAD LT	1,572	1,462	1,387
Manufacturing	1,189	1,063	978
Media and Entertainment	315	295	291
Other	118	97	71
Total net revenue	$6,131	$5,497	$5,005

Net revenue by geographic area:
Americas
U.S.	$2,228	$1,978	$1,720
Other Americas	488	460	372
Total Americas	2,716	2,438	2,092
Europe, Middle East and Africa	2,307	2,042	1,906
Asia Pacific	1,108	1,017	1,007
Total net revenue	$6,131	$5,497	$5,005

Net revenue by sales channel:
Indirect	$3,568	$3,444	$3,250
Direct	2,563	2,053	1,755
Total net revenue	$6,131	$5,497	$5,005

Net revenue by product type:
Design	$5,104	$4,647	$4,264
Make	654	523	452
Other	373	327	289
Total net revenue	$6,131	$5,497	$5,005
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

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of January 31, 2025, Autodesk had remaining performance obligations of $6.94 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $4.46 billion or 64% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.48 billion or 36% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of January 31, 2025. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the fiscal years ended January 31, 2025 and 2024, that was included in the deferred revenue balances at January 31, 2024 and 2023, was $3.49 billion and $3.20 billion, respectively. The satisfaction of performance obligations typically lags behind billings under revenue contracts from customers.

3.     Financial Instruments

The following tables summarize the Company’s financial instruments by significant investment category as of January 31, 2025 and 2024.

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$618	$—	$—	$618
Commercial paper	85	—	—	85
Certificates of deposit	38	—	—	38
U.S. government securities	19	—	—	19
Other (2)	4	—	—	4
Marketable securities:
Short-term
Commercial paper	96	—	—	96
Corporate debt securities	79	—		79
U.S. government securities	74	—	—	74
Asset backed securities	19	—	—	19
Other (3)	19		—	19
Long-term
Corporate debt securities	96	1	—	97
Asset backed securities	71	—	—	71
U.S. government securities	52	—	(1)	51
Agency mortgage-backed securities	40	—	—	40
Other (4)	8	—	—	8
Mutual funds (5) (6)	106	12	—	118
Total	$1,424	$13	$(1)	$1,436
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists primarily of corporate debt securities.
(3)Consists primarily of agency discount bonds, agency mortgage-backed securities, mortgage-backed securities, and US treasury bonds.
(4)Consists primarily of agency collateralized mortgage obligations and supranational bonds.
(5)See Note 7, "Deferred Compensation" for more information.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.

	January 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$693	$—	$—	$693
Commercial paper	250	—	—	250
Certificates of deposit	80	—	—	80
U.S. government securities	92	—	—	92
Other (2)	6	—	—	6
Marketable securities:
Short-term
Corporate debt securities
Commercial paper	159	—	—	159
Corporate debt securities	75	—		75
U.S. government securities	70	—	—	70
Asset backed securities	28	—	—	28
Other (3)	22		—	22
Long-term
Corporate debt securities	103	1	—	104
Asset backed securities	59	—	—	59
Agency mortgage-backed securities	36	—	—	36
U.S. government securities	24	—	—	24
Other (4)	11	—	—	11
Mutual Funds (5) (6)	89	12	(1)	100
Total	$1,797	$13	$(1)	$1,809
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of January 31, 2025:

Fair Value
Due within 1 year	$254
Due in 1 year through 5 years	267
Due in 5 years through 10 years	15
Due after 10 years	18
Total	$554

As of both January 31, 2025 and 2024, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for fiscal 2025.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both January 31, 2025 and 2024. There were no write offs of accrued interest receivables for both fiscal 2025 and 2024.

There were no material realized gain or loss for the sales or redemptions of debt securities during fiscal 2025, 2024, and 2023. Realized gains and losses from the sale or redemption of marketable securities are recorded in “Interest and other income (expense), net” on the Company’s Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Fiscal Year Ended
	2025	2024	2023
Marketable debt securities	$861	$764	$450

Strategic investments in equity securities

As of January 31, 2025 and 2024, Autodesk had $168 million and $162 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investments in equity securities with no readily determined fair values measured using the measurement alternative are included in Interest and Other Income (Expense), net on the Company’s Consolidated Statements of Operations. These adjustments were as follows:

	Fiscal Year Ended			Cumulative Amount as of
	2025	2024	2023	January 31, 2025
Upward adjustments	$—	$—	$6	$29
Negative adjustments, including impairments	(8)	(28)	(9)	(122)
Net adjustments	$(8)	$(28)	$(3)	$(93)

Autodesk does not consider the remaining investments to be impaired as of January 31, 2025.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of January 31, 2025 and 2024:

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$618	$—	$—	$618
Commercial paper	—	85	—	85
Certificates of deposit	—	38	—	38
U.S. government securities	—	19	—	19
Other (2)	—	4	—	4
Marketable securities:
Short-term
Commercial paper	—	96	—	96
Corporate debt securities	—	79	—	79
U.S. government securities	—	74	—	74
Asset backed securities	—	19	—	19
Other (3)	—	19	—	19
Long-term
Corporate debt securities	—	97	—	97
Asset backed securities	—	71	—	71
U.S. government securities	—	51	—	51
Agency bonds	—	40	—	40
Other (4)	—	8	—	8
Long-term other assets:
Mutual funds (5) (6)	118	—	—	118
Derivative assets:
Derivative contract assets (6)	—	28	—	28
Derivative liabilities:
Derivative contract liabilities (7)	—	(22)	—	(22)
Total	$736	$706	$—	$1,442
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists primarily of corporate debt securities.
(3)Consists primarily of agency discount bonds, agency mortgage-backed securities, mortgage-backed securities, and US treasury bonds.
(4)Consists primarily of agency collateralized mortgage obligations and supranational bonds.
(5)See Note 7, "Deferred Compensation" for more information.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

	January 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$693	$—	$—	$693
Commercial paper	—	250	—	250
Certificates of deposit	—	80	—	80
U.S. government securities	—	92	—	92
Other (2)	—	6	—	6
Marketable securities:
Short-term
Corporate debt securities	—	75	—	75
Commercial paper	—	159	—	159
Asset backed securities	—	28	—	28
U.S. government securities	—	70	—	70
Other (3)	—	22	—	22
Long-term
Agency bonds	—	36	—	36
Corporate debt securities	—	104	—	104
U.S. government securities	—	24	—	24
Asset backed securities	—	59	—	59
Other (4)	—	11	—	11
Long-term other assets:
Mutual Funds (5) (6)	100	—	—	100
Derivative assets
Derivative contract assets (6)	—	21	—	21
Derivative liabilities
Derivative contract liabilities (7)	—	(15)	—	(15)
Total	$793	$1,022	$—	$1,815
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

4.     Equity Compensation

Stock Plans

The 2022 Equity Incentive Plan (the “2022 Plan”) was approved by Autodesk’s stockholders and became effective on June 16, 2022. The 2022 Plan replaced the 2012 Employee Stock Plan, as amended, and the 2012 Outside Directors’ Stock Plan, as amended (collectively, the “Prior Plans”), and no further equity awards may be granted under the Prior Plans. The 2022 Plan reserves up to 23 million shares. The 2022 Plan permits the grant of stock options, restricted stock units, and restricted stock awards to employees and non-employee members of the Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2022 Plan as 2.08 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2022 Plan and may become available for future grant under the 2022 Plan. As of January 31, 2025, 16 million shares subject to restricted stock units and restricted stock awards have been granted under the 2022 Plan. Restricted stock units that were granted under the 2022 Plan vest over one to three years from the date of grant. The 2022 Plan will expire on March 17, 2032. At January 31, 2025, approximately 8 million shares were available for future issuance under the 2022 Plan.

The following sections summarize activity under Autodesk’s stock plans.

Restricted Stock Units:

A summary of restricted stock activity for the fiscal year ended January 31, 2025, was as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2024	5,371	$203.87
Granted	3,229	245.32
Vested	(3,027)	205.74
Canceled/Forfeited	(352)	215.80
Performance Adjustment (1)	(33)	193.79
Unvested restricted stock at January 31, 2025	5,188	$229.09
_______________
(1)Based on Autodesk’s financial results and relative total stockholder return for the fiscal 2024 performance period. The performance stock units were attained at rates ranging from 75% to 96% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2025, 2024, and 2023, the weighted average grant date fair values were $245.32, $200.53, and $198.89, respectively. The fair value of the shares vested during fiscal years ended January 31, 2025, 2024, and 2023 were $785 million, $580 million, and $490 million, respectively.

During the fiscal year ended January 31, 2025, Autodesk granted 3 million restricted stock units. Restricted stock units vest over periods ranging from immediately upon grant to a pre-determined date that is typically within three years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period.

During the fiscal years ended January 31, 2025 and 2024, Autodesk settled liability-classified awards of $4 million and $15 million, respectively. As these awards were settled in a fixed dollar amount of shares, the awards were accounted for as a liability-classified award and were expensed using the straight-line method over the vesting period.

Autodesk recorded stock-based compensation expense related to restricted stock units of $584 million, $580 million, and $510 million during fiscal years ended January 31, 2025, 2024, and 2023, respectively. As of January 31, 2025, total compensation cost not yet recognized of $795 million related to unvested awards is expected to be recognized over a weighted average period of 1.71 years. At January 31, 2025, the number of restricted stock units granted but unvested was 5 million.

During the fiscal year ended January 31, 2025, Autodesk granted 279 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated service and performance period. The performance criteria for the majority of the performance stock units are primarily based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2025 as well as one-year Relative TSR (covering year one).

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
The performance criteria for the performance stock units vested during fiscal year ended January 31, 2025, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period.

Autodesk recorded stock-based compensation expense related to performance stock units of $57 million, $42 million, and $54 million during fiscal years ended January 31, 2025, 2024, and 2023, respectively. As of January 31, 2025, total compensation cost not yet recognized of $13 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 0.83 years. At January 31, 2025, the number of performance stock units granted but unvested was 541 thousand.

Common Stock

Autodesk recorded stock-based compensation expense related to common stock shares of $4 million, $19 million, and $32 million during the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

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

At January 31, 2025, a total of 3 million shares were available for future issuance. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP does not have an expiration date.

A summary of the ESPP activity for the fiscal years ended January 31, 2025, 2024, and 2023 was as follows:

	Fiscal year ended January 31,
	2025	2024	2023
Issued shares (in thousands)	732	791	740
Average price of issued shares	$165.89	$163.91	$166.44
Weighted average grant date fair value of awards granted under the ESPP	$78.93	$68.70	$67.77

Autodesk recorded $41 million, $63 million, and $62 million of compensation expense associated with the ESPP in fiscal 2025, 2024, and 2023, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and awards granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2025:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise or vesting of outstanding options and awards (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (1)
Equity compensation plans approved by security holders	5	$21.43	11
Total	5	$21.43	11
____________________
(1)Included in this amount are 3 million securities available for future issuance under Autodesk’s ESPP.

5.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2025	2024	2023
Federal:
Current	$138	$86	$219
Deferred	(87)	(97)	(222)
State:
Current	19	21	28
Deferred	(5)	3	(19)
Foreign:
Current	229	206	151
Deferred	(22)	11	(34)
Income tax provision	$272	$230	$123

Foreign pretax income was $992 million in fiscal 2025, $730 million in fiscal 2024, and $755 million in fiscal 2023.

The differences between the U.S. statutory rate and the aggregate income tax provision are as follows:

	Fiscal year ended January 31,
	2025	2024	2023
Income tax provision at U.S. Federal statutory rate	$291	$239	$199
State income tax benefit, net of the U.S. Federal benefit	10	24	(3)
Foreign income taxed at rates different from the U.S. statutory rate	(34)	(12)	22
Valuation allowance adjustment	(15)	1	(38)
Tax effect of non-deductible stock-based compensation	25	38	34
Stock compensation (windfall) / shortfall	(28)	2	10
Research and development tax credit benefit	(18)	(17)	(12)
Closure of income tax audits and changes in uncertain tax positions	52	13	11
Tax effect of officer compensation in excess of $1 million	9	8	10
Non-deductible expenses	5	2	1
Global intangible low-taxed income, foreign derived intangible income	(30)	(39)	(106)
Acquisition-related integrations	1	(29)	(2)
Other	4	—	(3)
Income tax provision	$272	$230	$123

    Autodesk’s fiscal 2025 tax expense is primarily driven by the U.S. and foreign tax expense, including withholding taxes on payments made to the United States or to Singapore from foreign sources, a partial audit settlement with the IRS, and related increase in reserves, offset by a decrease in tax expense relating to stock-based compensation and the tax benefit from the valuation allowance release in Australia.

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2025	2024
Stock-based compensation	$55	$53
Research and development tax credit carryforwards	109	118
Foreign tax credit carryforwards	20	4
Accrued compensation and benefits	19	11
Other accruals not currently deductible for tax	15	15
Capitalized research and development	696	514
Fixed assets	18	21
Lease liability	61	80
Tax loss carryforwards	14	10
Deferred revenue	427	538
Purchased technology	38	33
Other	40	31
Total deferred tax assets	1,512	1,428
Less: valuation allowance	(131)	(149)
Net deferred tax assets	1,381	1,279
Indefinite lived intangibles	(143)	(128)
Right-of-use assets	(37)	(52)
Deferred taxes on foreign earnings	(28)	(29)
Total deferred tax liabilities	(208)	(209)
Net deferred tax assets	$1,173	$1,070

Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk evaluates whether it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

The Company continues to retain a valuation allowance against Portugal, New Zealand, California, Massachusetts and Michigan deferred tax assets and deferred tax assets relating to capital losses or assets that will convert into a capital loss upon reversal in Australia and U.S., as we do not have sufficient income of the appropriate character to benefit these deferred tax assets. In fiscal 2025, the Company established a valuation allowance through goodwill in Australia related to negative evidence at the time of the Payapps Limited acquisition; however, due to positive evidence supporting the realization of its deferred tax assets the valuation allowance was released. In fiscal 2024, the Company established a valuation allowance in Massachusetts on the basis that it is more likely than not that some or all of the deferred tax assets will not be realized. The impact of this establishment was offset by a decrease in the valuation allowance in the Netherlands due to the elimination of the deferred tax assets in that jurisdiction in fiscal 2024.

The valuation allowance decreased by $18 million in fiscal 2025, primarily due to the reduction of California deferred tax assets. The valuation allowance increased by $1 million in fiscal 2024, due to the establishment of valuation allowance in Massachusetts offset with the release of the valuation allowance in the Netherlands due to the elimination of the deferred tax assets.

The Company has elected to recognize any potential GILTI obligations as an expense in the period it is incurred.

As of January 31, 2025, Autodesk had $7 million of cumulative U.S. federal tax loss carryforwards and $316 million of cumulative U.S. state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. The U.S. federal losses generated beginning in fiscal 2019 are carried forward indefinitely. The U.S. state tax loss carryforward will expire beginning fiscal 2025 through fiscal 2045. In addition to U.S. federal and state tax loss carryforwards, Portugal, Norway, New Zealand and other foreign jurisdictions incurred tax losses totaling $24 million, which may be available to reduce future income tax liabilities. Our Portugal, Norway, and New Zealand losses of $8 million, $9 million, and $3 million, respectively, have an indefinite expiration period. Portugal and New Zealand losses have a full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized.

As of January 31, 2025, Autodesk had $130 million of cumulative California state research tax credit carryforwards, $13 million of cumulative Massachusetts state research tax credit carryforwards, and $42 million of cumulative Canadian federal research, which may be available to reduce future income tax liabilities in the respective jurisdictions. The state research tax credit carryforwards in California and Massachusetts may reduce future California and Massachusetts income tax liabilities indefinitely in those respective states, and the Canadian research tax credit carryforwards will expire beginning fiscal 2031 through fiscal 2045. Autodesk also has $20 million of cumulative U.S. federal foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. These foreign tax credits will expire beginning fiscal 2032 through fiscal 2035. As discussed above, the California and Massachusetts cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses and credits will not be utilized.

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

As of January 31, 2025, the Company had $312 million of gross unrecognized tax benefits, of which $47 million would reduce our valuation allowance, if recognized. The remaining $265 million would impact the effective tax rate. The amount of unrecognized tax benefits will immaterially decrease in the next twelve months for statute lapses.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Gross unrecognized tax benefits at the beginning of the fiscal year (1)	$261	$238	$217
Increases for tax positions of prior years (1)	31	23	9
Decreases for tax positions of prior years (1)	—	(11)	(3)
Increases for tax positions related to the current year (1)	29	13	21
Decreases relating to settlements with taxing authorities	(9)	—	(5)
Reductions as a result of lapse of the statute of limitations	—	(2)	(1)
Gross unrecognized tax benefits at the end of the fiscal year	$312	$261	$238
  _______________
(1)During the year ended January 31, 2024, the Company corrected its presentation to remove correlative benefits related to certain transfer pricing matters. The above comparatives for fiscal 2023 has been corrected to conform to the current period presentation. The effect of the change on the ending gross unrecognized tax benefits was $15 million in fiscal 2023.

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $15 million, $7 million, and $5 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2025, 2024, and 2023, respectively. There was $9 million, $2 million, and $(2) million of net expense for interest and penalties related to tax matters recorded through the consolidated statements of operations for the years ended January 31, 2025, 2024, and 2023, respectively.

Autodesk’s U.S. and state income tax returns for fiscal 2002 through fiscal 2025 remain open to examination due to either net operating loss or credit carryforward. The Internal Revenue Service notified the Company of examination of the Company’s consolidated federal income tax returns for fiscal 2020 and 2021. This audit commenced in February 2022 and remains in progress. As of fiscal 2025, Autodesk settled on a partial disallowance of research and development credits and consequently the reserve on such credits for years not under audit has increased.

Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal 2005 to 2025.

6.     Acquisitions

Fiscal 2025 Acquisitions

The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to Autodesk’s Consolidated Financial Statements.

On May 20, 2024, Autodesk acquired 100% of Aether Media, Inc. (“Aether”), a provider of a cloud-based artificial intelligence pipeline for creating computer-generated 3D characters into live-action scenes, for total consideration of $131 million in cash. Of the total consideration transferred, $122 million is considered purchase consideration. The remaining amount of $9 million was primarily recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to compensation expense using the straight-line method over the vesting period. Autodesk expects to enhance artificial intelligence capabilities for Autodesk’s visual effects (“VFX”) creation tools and democratize high end VFX work on Autodesk’s Flow platform.

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

On February 20, 2024, Autodesk acquired 100% of the outstanding stock of Payapps Limited (“Payapps”), a leading cloud-based software platform for managing construction-related payments, for total consideration of $387 million in cash. Of the total consideration transferred, $381 million is considered purchase consideration. The remaining amount of $6 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and will be amortized to compensation expense using the straight-line method over the vesting period. Autodesk expects to deepen Autodesk Construction Cloud’s footprint and provide a robust payment management offering to serve the needs of general contractors and trade contractors. Through automating the application of the payment process, Payapps’ solution provides greater transparency, reduces risk and helps accelerate time-to-payment.

Purchase Price Allocation

The acquisitions during fiscal 2025 were accounted for as business combinations, and Autodesk recorded the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of each respective acquisition. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. Autodesk recorded the excess of consideration transferred over the aggregate fair values as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the respective acquisition. Goodwill of $159 million and $185 million is expected to be deductible for U.S. income tax purposes for Payapps and PIX, respectively. No goodwill is deductible for U.S. income tax purposes for Aether. The transaction costs related to the acquisitions were not material.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for the significant business combinations that were completed during the fiscal year ended January 31, 2025:

	Payapps	PIX	Aether	Total
Developed technologies	$53	$37	$47	$137
Customer relationships	34	33	3	70
Trade name	5	—	—	5
Goodwill	300	191	81	572
Deferred revenue and long-term deferred revenue	(4)	(2)	—	(6)
Long-term deferred income taxes	(12)	—	—	(12)
Net tangible assets	5	7	(9)	3
Total	$381	$266	$122	$769

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

Fiscal 2024 Acquisitions

During the fiscal year ended January 31, 2024, Autodesk completed three business combinations. The acquisition-date fair value of the consideration transferred totaled $85 million in cash. Of the total consideration transferred, $71 million was considered purchase consideration.

The results of operations for fiscal 2024 acquisitions were included in the accompanying Consolidated Statement of Operations from the dates of the respective acquisitions. Goodwill of $35 million is deductible for U.S. income tax purposes.

Fiscal 2023 Acquisitions

During the fiscal year ended January 31, 2023, Autodesk completed two business combinations. The acquisition-date fair value of the consideration transferred totaled $114 million, which consisted of $96 million of cash, 40 thousand shares of Autodesk’s restricted common stock at an aggregate fair value of $10 million, and Autodesk issued a fixed amount of $5 million in common stock at future dates to certain employees. Of the total consideration transferred, $97 million was considered purchase consideration. Of the remaining amount, $10 million was recorded in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets and is amortized to stock-based compensation expense using the straight-line method over the vesting period, $5 million was accounted for as liability-classified awards and is recognized as compensation expense using the straight-line method over the vesting period and $2 million was recorded as stock-based compensation expense on the date of acquisition.

The results of operations for fiscal 2023 acquisitions were included in the accompanying Consolidated Statement of Operations from the dates of the respective acquisitions. No goodwill is deductible for U.S. income tax purposes.

7.     Deferred Compensation

At January 31, 2025, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $118 million. Of this amount, $12 million was classified as current and $106 million was classified as non-current in the Consolidated Balance Sheet. Of the $100 million related to investments and deferred compensation liability in a rabbi trust as of January 31, 2024, $10 million was classified as current and $90 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the deferred compensation liability are recorded in the Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $467 million and $210 million as of January 31, 2025 and January 31, 2024, respectively. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Consolidated Balance Sheet. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $212 million, $140 million, and $138 million during fiscal years ended January 31, 2025, 2024, and 2023, respectively. Autodesk did not recognize any contract cost impairment losses during the fiscal years ended January 31, 2025, 2024, or 2023.

8.     Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement, (the “Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.50 billion, with an option to be increased up to $2.0 billion. The revolving credit facility is available for working capital or other business needs. The Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At January 31, 2025, Autodesk was in compliance with the Credit Agreement covenants. Revolving loans under the Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on Company’s Public Debt Rating. The interest rates for the revolving credit facility are subject to upward or downward adjustments, on an annual basis, if the Company achieves, or fails to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. The maturity date on the Credit Agreement is September 30, 2026. At January 31, 2025, Autodesk had no outstanding borrowings under the Credit Agreement.

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

Based on the quoted market prices, the approximate fair value of the notes as of January 31, 2025, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$299
2017 Notes	500	487
2020 Notes	500	455
2021 Notes	1,000	847

The expected future principal payments for all borrowings as of January 31, 2025, were as follows:

Fiscal year ending
2026	$300
2027	—
2028	500
2029	—
2030	500
Thereafter	1,000
Total principal outstanding	$2,300

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

Autodesk recorded no operating lease right-of-use assets impairment charges during the fiscal year ended January 31, 2025. During the fiscal years ended January 31, 2024 and 2023, Autodesk recorded total operating lease right-of-use assets impairment charges of $9 million and $29 million, respectively. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies.” The operating lease right-of-use assets and other lease-related assets charges are included in “general and administrative” in the Company’s Consolidated Statements of Operations.

The components of lease cost were as follows:

	Fiscal Year Ended January 31, 2025
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6	$2	$25	$22	$11	$66
Variable lease cost	1	—	5	5	2	13

	Fiscal Year Ended January 31, 2024
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$7	$2	$28	$23	$11	$71
Variable lease cost	1	1	6	5	3	16

	Fiscal Year Ended January 31, 2023
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$8	$3	$36	$27	$11	$85
Variable lease cost	1	—	6	5	2	14

Supplemental operating cash flow information related to leases was as follows:

	Fiscal Year Ended January 31, 2025	Fiscal Year Ended January 31, 2024	Fiscal Year Ended January 31, 2023
Cash paid for operating leases included in operating cash flows (1)	$93	$112	$115
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	3	48	48
  _______________
(1) Includes $13 million, $16 million, and $14 million in variable lease payments not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Consolidated Balance Sheet for fiscal years ended January 31, 2025, 2024, and 2023, respectively.

The weighted average remaining lease term for operating leases is 5.8 years and 6.2 years at January 31, 2025 and 2024, respectively. The weighted average discount rate was 2.90% and 2.86% at January 31, 2025 and 2024, respectively,

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2026	$65
2027	59
2028	49
2029	41
2030	27
Thereafter	54
295
Less imputed interest	23
Present value of operating lease liabilities	$272

Autodesk has subleased certain office space to a third party and has classified the sublease as an operating lease. The sublease has a remaining lease term of 7.1 years. Sublease income was $8 million, $8 million, and $5 million during the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Sublease income is recorded as a reduction of lease expense in the Company’s Consolidated Statements of Operations.

Operating lease amounts in the table above do not include sublease income payments of $64 million. Autodesk expects to receive sublease income payments of approximately $34 million for fiscal 2026 through fiscal 2030 and $30 million thereafter.

As of January 31, 2025, Autodesk had no operating lease minimum lease payments for executed leases that have not yet commenced.

10. Derivative Instruments

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2025, 2024, and 2023, (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2025	2024	2023
Amount of gain (loss) recognized in accumulated other comprehensive loss, net of tax, (effective portion)	$1	$(41)	$40
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$19	$57	$60
Cost of revenue	—	—	(3)
Operating expenses	(5)	—	(21)
Total	$14	$57	$36

The amount and location of gain (loss) recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2025, 2024, and 2023, (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2025	2024	2023
Interest and other income (expense), net	$22	$9	$7

See Note 3, “Financial Instruments” for the fair values of derivative instruments in Autodesk’s Consolidated Balance Sheets as of January 31, 2025, and 2024.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.52 billion at January 31, 2025, and $1.25 billion at January 31, 2024. Outstanding contracts are recognized as either assets or liabilities on the Company’s Consolidated Balance Sheets at fair value. The majority of the net gain of $24 million remaining in “Accumulated other comprehensive loss” as of January 31, 2025, is expected to be recognized into earnings within the next 24 months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $1.14 billion at January 31, 2025, and $455 million at January 31, 2024.

11.     Commitments and Contingencies

Purchase Commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. Total non-cancellable purchase commitments as of January 31, 2025, were approximately $843 million for periods through fiscal 2033. These purchase commitments primarily result from contracts entered into for the acquisition of cloud services, marketing, and commitments related to our investment agreements with limited liability partnership funds.

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a fixed rate over a specified period, dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of subscription and maintenance revenue and cost of other revenue on Autodesk’s Consolidated Statements of Operations, was $23 million in fiscal 2025, $21 million in fiscal 2024, and $18 million in fiscal 2023.

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

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against the Company, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after the Company’s announcement of the Internal Investigation, generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On November 25, 2024, defendants filed a motion to dismiss the complaint. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

12.     Stock Repurchase Program

Autodesk has stock repurchase programs that are used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired 3 million shares in fiscal 2025 at an average repurchase price of $278.86 per share, 4 million shares in fiscal 2024 at an average repurchase price of $201.54 per share, and 5 million shares in fiscal 2023 at an average repurchase price of $198.51 per share.

At January 31, 2025, $3.88 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors, respectively. The share repurchase programs do not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, cash requirements to retire outstanding debt, economic and market conditions, stock price, and legal and regulatory requirements.

13.    Interest and Other Income (Expense), net

Interest and other income (expense), net, consists of the following:

	Fiscal Year Ended January 31,
	2025	2024	2023
Interest and investment income (expense), net	$28	$26	$(71)
Gain on foreign currency	6	10	15
(Loss) gain on strategic investments	(10)	(32)	1
Other income	6	4	12
Interest and other income (expense), net	$30	$8	$(43)

14.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2023	$64	$18	$(19)	$(248)	$(185)
Other comprehensive income (loss) before reclassifications	10	1	(10)	(9)	(8)
Pre-tax (gain) loss reclassified from accumulated other comprehensive income	(57)	1	4	—	(52)
Tax effects	6	—	1	4	11
Net current period other comprehensive (loss) income	(41)	2	(5)	(5)	(49)
Balances, January 31, 2024	23	20	(24)	(253)	(234)
Other comprehensive income (loss) before reclassifications	13	1	(2)	(50)	(38)
Pre-tax (gain) loss reclassified from accumulated other comprehensive income	(14)	(1)	1	—	(14)
Tax effects	2	—	—	(1)	1
Net current period other comprehensive (loss) income	1	—	(1)	(51)	(51)
Balances, January 31, 2025	$24	$20	$(25)	$(304)	$(285)

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

	Fiscal Year Ended January 31,
	2025	2024	2023
Numerator:
Net income	$1,112	$906	$823
Denominator:
Weighted average shares for basic net income per share	215	214	216
Effect of dilutive securities	2	2	2
Weighted average shares for dilutive net income per share	217	216	218
Basic net income per share	$5.17	$4.23	$3.81
Diluted net income per share	$5.12	$4.19	$3.78

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. The effect of 92 thousand, 297 thousand, and 962 thousand anti-dilutive shares were excluded from the computation of diluted net income per share for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.

16.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 75% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $27 million in fiscal 2025, $26 million in fiscal 2024, and $26 million in fiscal 2023. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

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

The projected benefit obligation was $78 million and $81 million as of January 31, 2025, and January 31, 2024, respectively. The accumulated benefit obligation was $70 million and $73 million as of January 31, 2025, and January 31, 2024, respectively. The related fair value of plan assets was $74 million and $77 million as of January 31, 2025, and January 31, 2024, respectively. Our defined pension plan assets are measured at fair value and consist primarily of insurance contracts categorized as level 2 in the fair value hierarchy and an investment fund valued using net asset value. The insurance contracts represent the immediate cash surrender value of assets managed by qualified insurance companies. The assets held in the investment fund are invested in a diversified growth fund actively managed by a third party.

Autodesk recognized an aggregate pension liability for the funded status of $9 million and $6 million in “Long-term other liabilities” on the Consolidated Balance Sheet as of January 31, 2025, and January 31, 2024, respectively. Our total net periodic pension plan cost was $3 million, $2 million and $3 million for fiscal years 2025, 2024, and 2023, respectively.

Our expected funding for the plans during fiscal 2026 is approximately $4 million.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2026	$4
2027	4
2028	3
2029	4
2030	4
2031-2035	21
Total	$40

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $47 million in fiscal 2025, $43 million in fiscal 2024, and $39 million in fiscal 2023.

Cash Balance Plans

Autodesk provides a cash balance plan that insures the risks of disability, death, and longevity, in which the vested pension capital is reinvested and provides a 100% capital and interest guarantee. The weighted-average guaranteed interest crediting rate for cash balance plans was 1%, 1%, and 1% for mandatory retirement savings and 0.5%, 0.3%, and 0.3% for supplementary retirement savings for fiscal 2025, 2024, and 2023, respectively.

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 7, “Deferred Compensation,” for further discussion.

17. Subsequent Events

During fiscal 2026, Autodesk initiated a restructuring plan (“2026 Plan”) to support Autodesk's initiatives to optimize its go-to-market organization and, at the same time, to reallocate resources to Autodesk’s strategic priorities of investments in cloud, platform and artificial intelligence. With this restructuring plan, Autodesk is realigning roles to maximize talent investments and to distribute critical expertise globally.

The 2026 Plan includes a gross reduction in force that will result in the aggregate termination of approximately 9% of the Company’s workforce, or approximately 1,350 employees, other exit costs and facility reductions. Total pre-tax restructuring charges are estimated to be approximately $135 million to $150 million. Autodesk expects to complete the 2026 Plan by the end of its fourth quarter of fiscal 2026 (ending January 31, 2026). Under the 2026 Plan, Autodesk recorded restructuring charges of $15 million for the fiscal year ended January 31, 2025, in accordance with applicable accounting guidance.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Autodesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
March 6, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Autodesk, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autodesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 6, 2025, expressed an unqualified opinion thereon.

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
March 6, 2025

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission (“SEC”), and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2025.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Our management has concluded that, as of January 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in Part II, Item 8 herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND EXECUTIVE OFFICERS

During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 4, 2024, Dr. Ayanna Howard, one of our directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 8,170 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 4, 2026, or earlier if all transactions under the trading arrangement are completed.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of March 6, 2025, regarding our executive officers.

Name	Age	Position
Andrew Anagnost	60	President and Chief Executive Officer
Janesh Moorjani	52	Executive Vice President and Chief Financial Officer
Steve M. Blum	60	Executive Vice President and Chief Operating Officer
Ruth Ann Keene	56	Executive Vice President, Corporate Affairs, Chief Legal Officer & Corporate Secretary
Rebecca Pearce	47	Executive Vice President, Chief People Officer

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

Janesh Moorjani joined Autodesk as Executive Vice President and Chief Financial Officer in December 2024. Mr. Moorjani previously served as Chief Financial Officer of Elastic NV (“Elastic”), a software company for search-powered solutions, since August 2017 and assumed the additional responsibilities of Chief Operations Officer in May 2022. Prior to joining Elastic, Mr. Moorjani served in various executive and senior leadership, finance and sales positions at Infoblox, VMware, Cisco, PTC, and Goldman Sachs. Mr. Moorjani holds a Bachelor of Commerce degree from the University of Mumbai and an M.B.A. from the Wharton School of the University of Pennsylvania.

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

2.Financial Statement Schedule: The following financial statement schedule of Autodesk, Inc., for the fiscal years ended January 31, 2025, 2024, and 2023, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Autodesk, Inc.:

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

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 15(A)(2)FINANCIAL STATEMENT SCHEDULE

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Fiscal Year	Additions Charged to Costs and Expenses or Revenues	Additions Charged to Deferred Revenue	Deductions	Balance at End of Fiscal Year
	(in millions)
Fiscal Year Ended January 31, 2025
Partner program reserves (1)	$103	$91	$908	$1,028	$74
Fiscal Year Ended January 31, 2024
Partner program reserves (1)	90	91	980	1,058	103
Fiscal Year Ended January 31, 2023
Partner Program reserves (1)	64	67	861	902	90
 ____________________
(1)The partner program reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

ITEM 16FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant		8-K	000-14338	3.1	7/18/2024
3.2	Amended and Restated Bylaws of Registrant		8-K	000-14338	3.2	7/18/2024
4.1	Indenture dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	12/13/2012
4.2	First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.2	12/13/2012
4.3	Third Supplemental Indenture (including Form of Notes) dated June 8, 2017, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	6/8/2017
4.4	Fourth Supplemental Indenture (including Form of Notes) dated January 14, 2020, by and between the Registrant and U.S. National Bank Association		8-K	000-14338	4.1	1/14/2020
4.5	Fifth Supplemental Indenture, dated October 7, 2021, by and between Registrant and U.S. Bank National Association, including Form of Note for Autodesk, Inc.’s 2.400% Notes due 2031		8-K	000-14338	4.1	10/7/2021
4.6	Description of Registrant's Capital Stock		10-K	000-14338	4.6	3/19/2020
10.1*	Description of Registrant's Performance Stock Unit Program		8-K	000-14338		4/15/2020
10.2*	Registrant's 2012 Employee Stock Plan, as amended and restated effective as of June 12, 2018		10-Q	000-14338	10.2	8/30/2018
10.3*	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.2	8/30/2016
10.4*	Registrant's 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.3	8/30/2016
10.5*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement		8-K	000-14338	10.2	3/13/2012
10.6*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees)		8-K	000-14338	10.4	3/13/2012
10.7*	PlanGrid, Inc. 2012 Equity Incentive Plan		S-8	333-228934	99.1	12/21/2018
10.8*	Amended and Restated BuildingConnected, Inc. 2013 Stock Plan		S-8	333-229346	99.1	1/24/2019
10.9*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated		10-K	000-14338	10.18	3/21/2017
10.10*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		8-K	000-14338	10.5	3/13/2012
10.11*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		10-Q	000-14338	10.1	6/4/2019
10.12*	Registrant’s Executive Incentive Plan, as amended and restated		10-K	000-14338	10.23	3/23/2016
10.13*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010		10-Q	000-14338	10.1	12/8/2009
10.14*	Executive Change in Control Program, as amended and restated		8-K	000-14338	10.1	4/27/2022
10.15*	Form of Indemnification Agreement executed by the Registrant and each of its officers and directors		10-K	000-14338	10.8	3/31/2005
10.16	Form of Qualified Retirement Agreement under the Registrant Amended and Restated Severance Plan and Summary Plan Description dated March 25, 2021		10-Q	000-14338	10.1	9/1/2021
10.17.1*	Employment Agreement, dated as of June 19, 2017, by and between the Registrant and Andrew Anagnost		8-K	000-14338	10.1	6/19/2017
10.17.2	First Amendment to Andrew Anagnost Employment Agreement, dated as of April 27, 2022, by and between the Registrant and Andrew Anagnost		8-K	000-14338	10.2	4/27/2022
10.18*	Deborah Clifford Offer Letter dated February 12, 2021		10-Q	000-14338	10.1	6/3/2021
10.19*	Registrant Amended and Restated Severance Plan and Summary Plan Description dated March 25, 2021		10-Q	000-14338	10.2	6/3/2021
10.20*	Registrant's 2012 Employee Stock Plan Form of Retirement Restricted Stock Unit Agreement, as amended and restated		10-K	000-14338	10.21	3/19/2021
10.21	Amendment No. 1 to Amended and Restated Credit Agreement dated November 21, 2022		10-Q	000-14338	10.1	12/16/22
10.22	Autodesk, Inc. 2022 Equity Incentive Plan		8-K	000-14338	10.1	06/21/2022

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.23	Autodesk, Inc. 2022 Equity Incentive Plan Form of Global RSU Agreement		10-K	000-14338	10.23	06/10/2024
10.24	Autodesk, Inc. 2022 Director Compensation Policy		8-K	000-14338	99.1	08/23/2022
10.25	Autodesk, Inc. 2022 Equity Incentive Plan Form of Director RSU Agreement		8-K	000-14338	99.2	08/23/2022
10.26	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of December 14, 2022, its Forms of Subscription Agreement and International Sub-Plan		10-K	000-14338	10.26	03/14/2023
10.27	Janesh Moorjani Offer Letter dated November 18, 2024	X
10.28	Elizabeth Rafael Interim Offer Letter dated May 31, 2024	X
10.29	Elizabeth Rafael Addendum to Employment Agreement dated December 13, 2024	X
19.1	Autodesk Insider Trading Policy		10-K	000-14338	19.1	06/10/2024
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Autodesk, Inc. Clawback Policy		10-K	000-14338	97.1	06/10/2024
101.INS ††	XBRL Instance Document
101.SCH ††	XBRL Taxonomy Extension Schema
101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF ††	XBRL Taxonomy Extension Definition Linkbase
101.LAB ††	XBRL Taxonomy Extension Label Linkbase
101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
President and Chief Executive Officer
Dated:	March 6, 2025

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Anagnost and Janesh Moorjani each as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 6, 2025.

Signature	Title
/s/ ANDREW ANAGNOST	President and Chief Executive Officer, Director (Principal Executive Officer)
Andrew Anagnost

/s/ JANESH MOORJANI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Janesh Moorjani

/s/ STEPHEN W. HOPE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Stephen W. Hope

/s/ STACY J. SMITH	Director (Non-executive Chairman of the Board)
Stacy J. Smith

/s/ KAREN BLASING	Director
Karen Blasing

/s/ JOHN T. CAHILL	Director
John T. Cahill

/s/ REID FRENCH	Director
Reid French

/s/ AYANNA HOWARD	Director
Ayanna Howard

/s/ BLAKE J. IRVING	Director
Blake J. Irving

/s/ RAM R. KRISHNAN	Director
Ram R. Krishnan

/s/ MARY T. MCDOWELL	Director
Mary T. McDowell

/s/ STEPHEN D. MILLIGAN	Director
Stephen D. Milligan

/s/ LORRIE M. NORRINGTON	Director
Lorrie M. Norrington

/s/ ELIZABETH RAFAEL	Director
Elizabeth Rafael

/s/ RAMI RAHIM	Director
Rami Rahim