Form 10-Q
period 2025-04-30
Autodesk, Inc.
filed 2025-05-29
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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

As of May 22, 2025, registrant had outstanding 214 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2025	2024
Net revenue:
Subscription	$1,532	$1,330
Maintenance	8	11
Total subscription and maintenance revenue	1,540	1,341
Other	93	76
Total net revenue	1,633	1,417
Cost of revenue:
Cost of subscription and maintenance revenue	111	100
Cost of other revenue	24	20
Amortization of developed technologies	25	17
Total cost of revenue	160	137
Gross profit	1,473	1,280
Operating expenses:
Marketing and sales	566	469
Research and development	394	346
General and administrative	162	155
Amortization of purchased intangibles	13	11
Restructuring, other exit costs, and facility reductions	105	—
Total operating expenses	1,240	981
Income from operations	233	299
Interest and other income, net	1	10
Income before income taxes	234	309
Provision for income taxes	(82)	(57)
Net income	$152	$252
Basic net income per share	$0.71	$1.17
Diluted net income per share	$0.70	$1.16
Weighted average shares used in computing basic net income per share	214	215
Weighted average shares used in computing diluted net income per share	216	217

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2025	2024
Net income	$152	$252
Other comprehensive income (loss), net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $2 and zero, respectively)	(23)	2
Change in net unrealized loss on available-for-sale debt securities (net of tax effect of zero for all periods presented)	1	(2)
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	1	—
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of $(3) and zero, respectively)	58	(29)
Total other comprehensive gain (loss)	37	(29)
Total comprehensive income	$189	$223

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,816	$1,599
Marketable securities	224	287
Accounts receivable, net	494	1,008
Prepaid expenses and other current assets	681	588
Total current assets	3,215	3,482
Long-term marketable securities	261	267
Computer equipment, software, furniture and leasehold improvements, net	111	117
Operating lease right-of-use assets	147	169
Intangible assets, net	549	574
Goodwill	4,275	4,242
Deferred income taxes, net	1,128	1,205
Long-term other assets	899	777
Total assets	$10,585	$10,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277	$242
Accrued compensation	399	506
Accrued income taxes	84	62
Deferred revenue	3,620	3,787
Operating lease liabilities	57	58
Current portion of long-term notes payable, net	300	300
Other accrued liabilities	182	196
Total current liabilities	4,919	5,151
Long-term deferred revenue	309	341
Long-term operating lease liabilities	199	214
Long-term income taxes payable	206	200
Long-term deferred income taxes	31	32
Long-term notes payable, net	1,988	1,987
Long-term other liabilities	316	287
Stockholders’ equity:
Common stock and additional paid-in capital	4,324	4,239
Accumulated other comprehensive loss	(248)	(285)
Accumulated deficit	(1,459)	(1,333)
Total stockholders’ equity	2,617	2,621
Total liabilities and stockholders’ equity	$10,585	$10,833

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2025	2024
Operating activities:
Net income	$152	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	48	40
Stock-based compensation expense	230	149
Amortization of costs to obtain a contract with a customer	96	41
Deferred income taxes	78	(25)
Restructuring, other exit costs, and facility reductions	14	—
Other	23	18
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	515	526
Prepaid expenses and other assets	(304)	(69)
Accounts payable and other liabilities	(111)	(166)
Deferred revenue	(204)	(305)
Accrued income taxes	27	33
Net cash provided by operating activities	564	494
Investing activities:
Purchases of marketable securities	(101)	(220)
Sales and maturities of marketable securities	175	262
Capital expenditures	(8)	(7)
Purchases of intangible assets	(7)	(34)
Business combinations, net of cash acquired	—	(637)
Other investing activities	(1)	(2)
Net cash provided by (used in) investing activities	58	(638)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	75	71
Taxes paid related to net share settlement of equity awards	(135)	(123)
Repurchases of common stock	(354)	(9)
Other financing activities	(1)	—
Net cash used in financing activities	(415)	(61)
Effect of exchange rate changes on cash and cash equivalents	10	(6)
Net increase (decrease) in cash and cash equivalents	217	(211)
Cash and cash equivalents at beginning of period	1,599	1,892
Cash and cash equivalents at end of period	$1,816	$1,681

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$—	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2025, and for the three months ended April 30, 2025 and 2024, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2025, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2026, or for any other period. Further, the balance sheet as of January 31, 2025, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2025. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed on March 6, 2025.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the three months ended April 30, 2025, that are applicable to the Company.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclosure of the total amount of selling expenses, and in annual reporting periods, Autodesk’s definition of selling expenses. ASU 2024-03 is effective for Autodesk’s fiscal year beginning February 1, 2027, and interim periods for Autodesk’s fiscal year beginning February 1, 2028. Early adoption is permitted. Autodesk is currently evaluating the effect of adopting ASU 2024-03 on its disclosures.
Accounting Standards Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures” (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. Autodesk adopted the disclosure requirements of ASU 2023-09 for Autodesk’s fiscal year beginning February 1, 2025 on a prospective basis.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. Autodesk adopted the annual disclosures of ASU 2023-07 for our fiscal year ended January 31, 2025 and adopted for interim periods beginning February 1, 2025.

3. Revenue Recognition

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and enterprise business agreements (“EBAs”), (2) fees for maintenance plan agreements purchased with software licenses, and (3) consulting and other products and services. The three categories are presented as line items on Autodesk’s Consolidated Statements of Operations.

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended April 30,
	2025	2024
Net revenue by product family:
Architecture, Engineering, Construction and Operations	$809	$674
AutoCAD and AutoCAD LT	411	376
Manufacturing	309	268
Media and Entertainment	76	71
Other	28	28
Total net revenue	$1,633	$1,417

Net revenue by geographic area:
Americas
U.S.	$585	$509
Other Americas	140	110
Total Americas	725	619
Europe, Middle East and Africa	627	534
Asia Pacific	281	264
Total net revenue	$1,633	$1,417

Net revenue by sales channel:
Indirect	$742	$880
Direct	891	537
Total net revenue	$1,633	$1,417

Net revenue by product type:
Design	$1,361	$1,196
Make	179	145
Other	93	76
Total net revenue	$1,633	$1,417
Payments for subscriptions are typically due in annual installments or upfront. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of April 30, 2025, Autodesk had remaining performance obligations of $7.16 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $4.55 billion or 64% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.61 billion or 36% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of April 30, 2025. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended April 30, 2025 and 2024, that was included in the deferred revenue balances at January 31, 2025 and 2024, was $1.35 billion and $1.19 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

4. Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings, and limits the amounts invested with any one institution, type of security, and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, acts as administrative agent and a lender under Autodesk’s $1.5 billion revolving credit facility. See Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Total revenue from the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 20% and 38% of Autodesk’s total net revenue during the three months ended April 30, 2025 and 2024, respectively. The majority of the net revenue from sales to TD Synnex is from sales outside of the United States. In addition, TD Synnex accounted for 8% and 5% of trade accounts receivable at April 30, 2025, and January 31, 2025, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of April 30, 2025, and January 31, 2025:

	April 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$750	$—	$—	$750
Commercial paper	124	—	—	124
Certificates of deposit	51	—	—	51
U.S. government securities	39	—	—	39
Marketable securities:
Short-term
Corporate debt securities	76	—	—	76
U.S. government securities	66	—	—	66
Commercial paper	36	—	—	36
Asset-backed securities	23	—	—	23
Certificates of deposit	10	—	—	10
Other (2)	13	—	—	13
Long-term
Corporate debt securities	92	1	—	93
Asset-backed securities	66	—	—	66
U.S. government securities	59	1	—	60
Agency mortgage-backed securities	34	—	—	34
Other (3)	8	—	—	8
Mutual funds (4) (5)	112	9	(1)	120
Total	$1,559	$11	$(1)	$1,569
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency mortgage-backed securities, mortgage backed securities and U.S. government securities.
(3)Primarily consists of agency collateralized mortgage obligations and agency bonds.
(4)See Note 11, “Deferred Compensation” for more information.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$618	$—	$—	$618
Commercial paper	85	—	—	85
Certificates of deposit	38	—	—	38
U.S government securities	19	—	—	19
Other (2)	4	—	—	4
Marketable securities:
Short-term
Commercial paper	96	—	—	96
Corporate debt securities	79	—	—	79
U.S. government securities	74	—	—	74
Asset-backed securities	19	—	—	19
Other (3)	19	—	—	19
Long-term
Corporate debt securities	96	1	—	97
Asset backed securities	71	—	—	71
U.S. government securities	52	—	(1)	51
Agency mortgage-backed securities	40	—	—	40
Other (4)	8	—	—	8
Mutual funds (5) (6)	106	12	—	118
Total	$1,424	$13	$(1)	$1,436
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of April 30, 2025:

Fair Value
Due within 1 year	$194
Due in 1 year through 5 years	261
Due in 5 years through 10 years	16
Due after 10 years	14
Total	$485

As of both April 30, 2025, and January 31, 2025, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three months ended April 30, 2025.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both April 30, 2025, and January 31, 2025. There were no write offs of accrued interest receivables for both the three months ended April 30, 2025 and 2024.

There were no material realized gains or losses for the sales or redemptions of marketable debt securities during both the three months ended April 30, 2025 and 2024. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other income, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended April 30,
	2025	2024
Marketable debt securities	$175	$262

Strategic investments in equity securities

As of both April 30, 2025, and January 31, 2025, Autodesk had $168 million in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other income, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Three Months Ended April 30,		Cumulative Amount as of
	2025	2024	April 30, 2025
Upward adjustments	$—	$—	$29
Negative adjustments, including impairments	—	—	(122)
Net unrealized adjustments	$—	$—	$(93)

Realized gains for the disposition of strategic investment equity securities for both the three months ended April 30, 2025 and 2024 were immaterial.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of April 30, 2025, and January 31, 2025:

	April 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$750	$—	$—	$750
Commercial paper	—	124	—	124
Certificates of deposit	—	51	—	51
U.S. government securities	—	39	—	39
Marketable securities:
Short-term
Corporate debt securities	—	76	—	76
U.S. government securities	—	66	—	66
Commercial paper	—	36	—	36
Asset-backed securities	—	23	—	23
Certificates of deposit	—	10	—	10
Other (2)	—	13	—	13
Long-term
Corporate debt securities	—	93	—	93
Asset-backed securities	—	66	—	66
U.S. government securities	—	60	—	60
Agency mortgage-backed securities	—	34	—	34
Other (3)	—	8	—	8
Long-term other assets:
Mutual funds (4)(5)	120	—	—	120
Derivative assets:
Derivative contract assets (5)	—	29	—	29
Derivative liabilities:
Derivative contract liabilities (6)	—	(57)	—	(57)
Total	$870	$671	$—	$1,541
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency mortgage-backed securities, mortgage backed securities and U.S. government securities.
(3)Primarily consists of agency collateralized mortgage obligations and agency bonds.
(4)See Note 11, “Deferred Compensation” for more information.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.
(6)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$618	$—	$—	$618
Commercial paper	—	85	—	85
Certificates of deposit	—	38	—	38
U.S government securities	—	19	—	19
Other (2)	—	4	—	4
Marketable securities:
Short-term
Commercial paper	—	96	—	96
Corporate debt securities	—	79	—	79
U.S. government securities	—	74	—	74
Asset backed securities	—	19	—	19
Other (3)	—	19	—	19
Long-term
Corporate debt securities	—	97	—	97
Asset backed securities	—	71	—	71
U.S. government securities	—	51	—	51
Agency bonds	—	40	—	40
Other (4)	—	8	—	8
Long-term other assets:
Mutual funds (5) (6)	118	—	—	118
Derivative assets:
Derivative contract assets (6)	—	28	—	28
Derivative liabilities:
Derivative contract liabilities (7)	—	(22)	—	(22)
Total	$736	$706	$—	$1,442
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the three months ended April 30, 2025, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2025	5,188	$229.09
Granted	2,434	260.61
Vested	(1,596)	226.51
Canceled/Forfeited	(230)	227.21
Performance Adjustment (1)	6	275.23
Unvested restricted stock units at April 30, 2025	5,802	$243.73
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2025 performance period. The performance stock units were attained at rates ranging from 95% to 108% of the target award.

The fair value of the shares vested during the three months ended April 30, 2025 and 2024, was $428 million and $396 million, respectively.

During the three months ended April 30, 2025, Autodesk granted 2 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $140 million and $127 million during the three months ended April 30, 2025 and 2024, respectively.

During the three months ended April 30, 2025, Autodesk granted 332 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance and service period. The performance criteria for the majority of the performance stock units are based on revenue and non-GAAP operating income less stock-based compensation expense goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2026 as well as 1-year Relative TSR (covering year one) or vest following year three depending the achievement of the performance criteria for fiscal 2026 as well as a 3-year Relative TSR (covering years one, two and three).

•Up to one third of the performance stock units may vest following year two, depending upon the achievement of the performance criteria for fiscal 2027 as well as 2-year Relative TSR (covering years one and two) or vest following year three depending the achievement of the performance criteria for fiscal 2027 as well as a 3-year Relative TSR (covering years one, two and three).

•Up to one third of the performance stock units may vest following year three, depending upon the achievement of the performance criteria for fiscal 2028 as well as 3-year Relative TSR (covering years one, two and three) or vest following year three depending the achievement of the performance criteria for fiscal 2028 as well as a 3-year Relative TSR (covering years one, two and three).

The performance criteria for the performance stock units vested during the three months ended April 30, 2025, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $21 million and $6 million for the three months ended April 30, 2025 and 2024, respectively.

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

A summary of the ESPP activity for the three months ended April 30, 2025 and 2024, is as follows:

	Three Months Ended April 30,
	2025	2024
Issued shares (in thousands)	343	433
Average price of issued shares	$218.20	$164.81
Weighted average grant date fair value of shares granted under the ESPP (1)	$76.56	$79.14
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2025 and 2024, as follows:

	Three Months Ended April 30,
	2025	2024
Cost of subscription and maintenance revenue	$11	$9
Cost of other revenue	4	3
Marketing and sales	97	53
Research and development	89	66
General and administrative	29	18
Stock-based compensation expense related to stock awards and ESPP purchases	$230	$149

 During the three months ended April 30, 2025, Autodesk recorded $54 million in stock-based compensation expense reflecting a cumulative adjustment since fiscal 1999 related to the Company’s ESPP. The differences were not material to any prior interim or annual periods, nor to the current fiscal year.

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

	Three Months Ended April 30, 2025		Three Months Ended April 30, 2024
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatility	29.7 - 33.4%	29.1 - 29.5%	N/A	28.7 - 34.5%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	N/A	—%
Range of risk-free interest rates	3.8 - 4.1%	4.0 - 4.3%	N/A	4.6 - 5.4%
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

7. Income Tax

 Autodesk had income tax expense of $82 million, relative to pre-tax income of $234 million for the three months ended April 30, 2025, and income tax expense of $57 million, relative to pre-tax income of $309 million for the three months ended April 30, 2024. Our effective tax rate for the three months ended April 30, 2025, differs from the U.S. federal statutory rate of 21% primarily due to a nondeductible cumulative adjustment of stock-based compensation related to the Company’s ESPP and withholding tax, offset by varying tax rates on foreign earnings, tax deductible stock-based compensation, and tax credits.

 Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to retain a valuation allowance against Portugal, New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in Australia and the U.S., as we do not have sufficient income of the appropriate character to benefit from these deferred tax assets.

8. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of April 30, 2025, and January 31, 2025:

	April 30, 2025
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$744	$(497)	$247
Developed technologies	1,162	(873)	289
Trade names and patents	122	(116)	6
Other	8	(1)	7
Total intangible assets	$2,036	$(1,487)	$549
 _______________
(1)Includes the effects of foreign currency translation.

	January 31, 2025
	Gross Carrying Amount (1)	Accumulated Amortization	Net
Customer relationships	$735	$(480)	$255
Developed technologies	1,154	(849)	305
Trade names and patents	122	(115)	7
Other	7	—	7
Total intangible assets	$2,018	$(1,444)	$574
 _______________
(1)Includes the effects of foreign currency translation.

9. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $340 million and $327 million at April 30, 2025, and January 31, 2025, respectively. Accumulated amortization was $141 million and $136 million at April 30, 2025, and January 31, 2025, respectively. Amortization expense for the three months ended April 30, 2025 and 2024, was $10 million and $13 million, respectively.

10. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 30, 2025, (in millions):

Balance as of January 31, 2025 (1)	$4,242
Effect of foreign currency translation	33
Balance as of April 30, 2025 (1)	$4,275
_______________
(1)Accumulated impairment losses as of both January 31, 2025 and April 30, 2025, were $149 million.

11. Deferred Compensation

At April 30, 2025, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $120 million. Of this amount, $15 million was classified as current and $105 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $118 million related to the investments in a rabbi trust as of January 31, 2025, $12 million was classified as current and $106 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $587 million as of April 30, 2025, and $467 million as of January 31, 2025. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheet. Of the total amount as of April 30, 2025, $325 million was recorded in “Prepaid expenses and other current assets” and $262 million was recorded in “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $96 million and $41 million during the three months ended April 30, 2025 and 2024, respectively. Autodesk did not recognize any contract cost impairment losses during the three months ended April 30, 2025 and 2024.

12. Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	April 30, 2025	January 31, 2025
Computer hardware, at cost	$106	$103
Computer software, at cost	46	42
Furniture and equipment, at cost	103	100
Leasehold improvements, land and buildings, at cost	335	333
	590	578
Less: Accumulated depreciation	(479)	(461)
Computer equipment, software, furniture, and leasehold improvements, net	$111	$117

13. Borrowing Arrangements

In November 2022, the Company entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provided for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2.0 billion subject to receipt of additional commitments and other customary conditions. The revolving credit facility was available for working capital or other business needs. The 2022 Credit Agreement contained customary covenants that, among other things, restricted the imposition of liens on Autodesk’s assets, and restricted Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The 2022 Credit Agreement required the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the 2022 Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At April 30, 2025, Autodesk was in compliance with the 2022 Credit Agreement covenants. At April 30, 2025, Autodesk had no outstanding borrowings under the 2022 Credit Agreement. Revolving loans under the 2022 Credit Agreement will bore interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the 2022 Credit Agreement) plus a margin of between 0.000% and 0.375%, depending on the Company’s Public Debt Rating (as defined in the 2022 Credit Agreement), or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.785% and 1.375%, depending on the Company’s Public Debt Rating. The interest rates for the revolving credit facility were subject to upward or downward adjustments, on an annual basis, if the Company achieved, or failed to achieve, certain sustainability-linked targets based on two key performance indicator metrics: (i) the amount of scope 1 and 2 greenhouse gas emissions from the global operations of the Company and its subsidiaries during a fiscal year less qualified emissions reduction instruments and (ii) the percentage of employees of the Company and its subsidiaries identifying as female working in technical roles. On May 8, 2025, the Company entered into a new credit agreement (the “2025 Credit Agreement”) and terminated its existing 2022 Credit Agreement. See Note 22, “Subsequent Events” for more information.

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

Based on the quoted market prices, the approximate fair value of the notes as of April 30, 2025, were as follows:

	Aggregate Principal Amount	Fair value
2015 Notes	$300	$300
2017 Notes	500	492
2020 Notes	500	467
2021 Notes	1,000	867

The expected future principal payments for all borrowings as of April 30, 2025, were as follows (in millions):

Fiscal year ending
2026 (remainder)	$300
2027	—
2028	500
2029	—
2030	500
Thereafter	1,000
Total principal outstanding	$2,300

14. Leases

Autodesk has operating leases for real estate and certain equipment. Leases have remaining lease terms of less than 1 year to 65 years, some of which include options to extend the lease with renewal terms from 1 year to 7 years and some of which include options to terminate the leases from less than 1 year to 5 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “Accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.

During the fiscal quarter ended April 30, 2025, Autodesk recorded total operating lease right-of-use assets impairment charges of $9 million. Autodesk did not recognize any charges during the fiscal quarter ended April 30, 2024. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The operating lease right-of-use assets impairment charges are included in “Restructuring, other exit costs, and facility reductions” in the Company’s Consolidated Statements of Operations. See Note 16, “Restructuring, Other Exit Costs, and Facility Reductions” for more details.

Supplemental operating cash flow information related to leases is as follows:

	Three Months Ended April 30,
	2025	2024
Cash paid for operating leases included in operating cash flows (1)	$23	$23
(Decrease) increase in operating lease liabilities arising from obtaining operating lease right-of-use assets and lease modifications	(2)	5
  _______________
(1) Includes $3 million and $4 million in variable lease payments for the three months ended April 30, 2025 and 2024, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2026 (remainder)	$45
2027	60
2028	50
2029	44
2030	27
Thereafter	52
278
Less imputed interest	22
Present value of operating lease liabilities	$256

Operating lease amounts in the table above do not include sublease income payments of $62 million. Autodesk expects to receive sublease income payments of approximately $41 million for remaining fiscal 2026 through fiscal 2030 and $21 million thereafter.

As of April 30, 2025, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

15. Derivative Instruments

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2025 and 2024 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2025	2024
Amount of (loss) gain recognized in accumulated other comprehensive income, net of tax, (effective portion)	$(23)	$2
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$8	$5
Operating expenses	(5)	(2)
Total	$3	$3

The amount and location of gains or losses recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2025 and 2024, (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2025	2024
Interest and other (loss) income, net	$(31)	$—

See Note 5, “Financial Instruments” for the fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets as of April 30, 2025, and January 31, 2025.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.90 billion at April 30, 2025, and $1.52 billion at January 31, 2025. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $1 million remaining in “Accumulated other comprehensive loss” as of April 30, 2025, is expected to be recognized into earnings within the next 24 months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $684 million at April 30, 2025, and $1.14 billion at January 31, 2025.

16. Restructuring, Other Exit Costs, and Facility Reductions

During the first quarter of fiscal 2026, Autodesk initiated a restructuring plan (“2026 Plan”) to support Autodesk's initiatives to optimize its go-to-market organization and, at the same time, to reallocate resources to Autodesk’s strategic priorities of investments in cloud, platform and artificial intelligence. With this restructuring plan, Autodesk is realigning roles to maximize talent investments and to distribute critical expertise globally. Autodesk expects to complete the 2026 Plan by the end of fiscal 2026.

The following table sets forth the restructuring and other exit costs liability as of April 30, 2025:

	Balances, January 31, 2025	Additions (3)	Payments	Balances, April 30, 2025
Employee terminations costs (1)	$15	$89	$(76)	$28
Other exit costs (2)	—	2	(1)	1
Total	$15	$91	$(77)	$29
____________________
(1) Recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation."
(2) Recorded in the Condensed Consolidated Balance Sheets under “Accounts payable."
(3) Recorded in the Condensed Consolidated Statements of Operations under “Restructuring, other exit costs, and facility reductions”.

During the three months ended April 30, 2025, Autodesk recorded $9 million in lease right-of-use assets impairments and $5 million in impairment charges to computer equipment, software, furniture, and leasehold improvements for facility reductions related to the 2026 Plan. These costs are included in “Restructuring, other exit costs, and facility reductions” on the Company's Condensed Consolidated Statements of Operations.

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

In early March 2024, the Audit Committee of Autodesk’s Board of Directors commenced an internal investigation with the assistance of outside counsel and advisors regarding the Company’s free cash flow and non-GAAP operating margin practices (the “Internal Investigation”). On March 8, 2024, the Company voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) to inform it of the Internal Investigation. On April 3, 2024, the United States Attorney’s Office for the Northern District of California (“USAO”) contacted the Company regarding the Internal Investigation. The Company has provided the SEC and USAO with certain documents and information and will continue to cooperate with the SEC and USAO. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

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

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, for the three months ended April 30, 2025, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2025	214	$4,239	$(285)	$(1,333)	$2,621
Common shares issued under stock plans	1	(73)	—	—	(73)
Stock-based compensation expense	—	233	—	—	233
Net income	—	—	—	152	152
Other comprehensive loss	—	—	37	—	37
Repurchase and retirement of common shares (1)	(1)	(75)	—	(278)	(353)
Balances, April 30, 2025	214	$4,324	$(248)	$(1,459)	$2,617
 ________________
(1)During the three months ended April 30, 2025, Autodesk repurchased 1 million shares at an average repurchase price of $268.67 per share. At April 30, 2025, $3.53 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors, respectively.

Changes in stockholders' equity by component, net of tax, for the three months ended April 30, 2024, are as follows:

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

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2025:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2025	$24	$20	$(25)	$(304)	$(285)
Other comprehensive (loss) income before reclassifications	(22)	1	1	61	41
Pre-tax gains reclassified from accumulated other comprehensive loss	(3)	—	—	—	(3)
Tax effects	2	—	—	(3)	(1)
Net current period other comprehensive (loss) income	(23)	1	1	58	37
Balances, April 30, 2025	$1	$21	$(24)	$(246)	$(248)

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2024:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2024	$23	$20	$(24)	$(253)	$(234)
Other comprehensive income (loss) before reclassifications	5	(2)	—	(29)	(26)
Pre-tax gains reclassified from accumulated other comprehensive loss	(3)	—	—	—	(3)
Tax effects	—	—	—	—	—
Net current period other comprehensive income (loss)	2	(2)	—	(29)	(29)
Balances, April 30, 2024	$25	$18	$(24)	$(282)	$(263)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other income, net.” Refer to Note 15, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other income, net.”

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

	Three Months Ended April 30,
	2025	2024
Numerator:
Net income	$152	$252
Denominator:
Denominator for basic net income per share—weighted average shares	214	215
Effect of dilutive securities	2	2
Denominator for dilutive net income per share	216	217
Basic net income per share	$0.71	$1.17
Diluted net income per share	$0.70	$1.16

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three months ended April 30, 2025 and 2024, there were 180 thousand and 48 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

21. Segments

Autodesk operates in one operating and reportable segment, the Company as a whole. Autodesk is a global leader in 3D design, engineering and entertainment technology solutions, spanning architecture, engineering, construction, product design, manufacturing, media, and entertainment. Autodesk’s software products are offered through a hybrid of desktop and cloud functionality. The chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on consolidated net income as reported on the Condensed Consolidated Statements of Operations. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources, and assessing performance as the source of the Company’s reportable segments. The description of Autodesk’s products and offerings and accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies” in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed on March 6, 2025. The measure of Autodesk’s segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Autodesk determined that the Company’s Chief Executive Officer, serves as the CODM.
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

The following table presents information about Autodesk’s reported segment total net revenue, segment profit, and significant segment expenses:

	Three Months Ended April 30,
	2025	2024
Total net revenue	$1,633	$1,417
Less (1):
Cost of subscription and maintenance revenue (2)	100	91
Cost of other revenue (2)	20	17
Amortization of developed technologies	25	17
Marketing and sales (2)	398	408
Research and development (2)	305	280
General and administrative (2)	128	133
Amortization of purchased intangibles	13	11
Restructuring, other exit costs, and facility reductions	105	—
New transaction model (3)	76	12
Stock-based compensation	230	149
Interest and other (income) expense, net	(1)	(10)
Provision for income taxes	82	57
Consolidated net income	$152	$252
____________________
(1)Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)The amounts of new transaction model and stock-based compensation are excluded from this line and presented separately within this table.
(3)New transaction model costs include sales incentives to solution providers, transaction fees, and internal operating costs.

The following table presents information about Autodesk’s other segment disclosures:

	Three Months Ended April 30,
	2025	2024
Interest income	$19	$24
Interest expense	18	18
Depreciation, amortization, and accretion expense	48	40
Amortization of costs to obtain a contract with a customer	96	41

Other significant non-cash items include stock-based compensation. See disclosure in table above.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	April 30, 2025	January 31, 2025
Long-lived assets (1):
Americas
U.S.	$146	$170
Other Americas	12	13
Total Americas	158	183
Europe, Middle East, and Africa	63	64
Asia Pacific	37	39
Total long-lived assets	$258	$286
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

22. Subsequent Events

In May 2025, the Company entered into the 2025 Credit Agreement by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions. The revolving credit facility is available for working capital and general corporate purposes. The 2025 Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The 2025 Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the 2025 Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. Revolving loans under the 2025 Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the 2025 Credit Agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.575% and 1.000%, depending on the Company’s Public Debt Rating. The Company is also obligated to pay to each lender a facility fee on a quarterly basis based on amounts committed (whether used or unused) under the revolving facility of between 0.050% and 0.125% per annum, depending on the Company’s Public Debt Rating. The scheduled termination date under the 2025 Credit Agreement is May 8, 2030, which termination date may be extended with respect to some or all of the commitments under the 2025 Credit Agreement subject to certain terms and conditions, including the consent of each lender holding commitments to be extended. As of May 29, 2025, Autodesk had no outstanding borrowings under the 2025 Credit Agreement.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three Months Ended April 30, 2025,” and in “Results of Operations-Overview.” Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effect of unemployment; the effects of global economic conditions, including from global trade wars or an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of restructuring activities; cybersecurity and privacy issues or incidents; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Product Evolution

We offer subscriptions for individual products and Industry Collections, EBAs, and cloud service offerings (collectively referred to as “subscription plans”). Subscription plans are designed to give our customers more flexibility with how they use our offerings and to attract a broader range of customers, such as project-based users and small businesses.

Our subscription plans represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, Autodesk Construction Cloud, Autodesk Build, Fusion, Flow Production Tracking, Autodesk Forma, AutoCAD web app, and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

Industry Collections provide our customers with access to a broader selection of Autodesk solutions and services, simplifying the customers’ ability to benefit from a complete set of tools for their industry.

To support our strategic priority of digital transformation in Architecture, Engineering, Construction and Operations (“AECO”), we are strengthening our AECO solutions’ foundation with both organic and inorganic investments. In fiscal 2025, we acquired Payapps Limited (“Payapps”), a leading cloud-based software platform for managing construction-related payments. This acquisition will deepen Autodesk Construction Cloud’s footprint and provide a robust payment management offering to serve the needs of general contractors and trade contractors. Through automating the application of the payment process, Payapps’ solution provides greater transparency, reduces risk and helps accelerate time-to-payment. In fiscal 2024, we launched the first set of capabilities in Autodesk Forma, an industry cloud that unifies workflows across the teams that design, build, and operate the built environment. Autodesk Forma’s initial capabilities enable the early-stage planning and design process with automation and Artificial Intelligence (“AI”)-powered insights that simplify the exploration of design concepts, offload repetitive tasks, and help evaluate environmental qualities surrounding a building site.

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

Global Reach

We sell our products and services globally, through a combination of direct and indirect channels. Our direct channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on serving certain Flex and subscription customers through our new transaction model, and business transacted through our online Autodesk branded store. Our indirect channels primarily include distributors, resellers, direct market resellers, volume channel partners, and product-specific resellers. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro Inc., to provide transition distribution activities for a one-to-two-year period. In fiscal 2025, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. Existing distribution agreements will continue in emerging markets. We transitioned our token-based Flex offerings to the new transaction model in most countries during fiscal 2023 and fiscal 2024. We transitioned most of our subscription offerings in our major markets in fiscal 2025. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. During fiscal 2026, we expect the change in recognition of sales incentives to Solution Providers from contra revenue to operating costs under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three months ended April 30, 2025 and 2024.

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

Additional information about our impact and governance program is available in our annual impact report on our website at www.autodesk.com. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

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

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2025

•Total net revenue increased 15% to $1.63 billion, during the three months ended April 30, 2025, compared to the same period in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for both the three months ended April 30, 2025 and 2024.

•Net revenue retention rate (“NR3”) was slightly above 110%, on a constant currency basis, for the three months ended April 30, 2025, and was within the range of 100% and 110%, on a constant currency basis, for the three months ended April 30, 2024.
•Deferred revenue was $3.93 billion, a decrease of 5% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $7.16 billion, an increase of 3% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $4.55 billion, an increase of 2% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 15% during the three months ended April 30, 2025, as compared to the same period in the prior fiscal year, primarily due to an increase in subscription revenue. For further discussion of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 20% and 38% of our total net revenue for the three months ended April 30, 2025 and 2024, respectively. Our customers through TD Synnex are the resellers and end users who purchase our software subscriptions and services. In connection with our new transaction model, we entered into agreements to provide transition distribution activities with certain distributors and entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. We maintained distribution relationships in emerging markets. We have increased our selling efforts with Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex.

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

The following table outlines our recurring revenue metric for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30, 2025	Change compared to prior fiscal year		Three Months Ended April 30, 2024
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,592	$211	15%	$1,381
As a percentage of net revenue	97%	N/A	N/A	97%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was slightly above 110%, on a constant currency basis, for the three months ended April 30, 2025, in part due to our new transaction model, and was within the range of 100% and 110%, on a constant currency basis, for the three months ended April 30, 2024.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended April 30, 2025
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	15%	16%	Negative
Total spend	25%	26%	Positive
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

(in millions)	April 30, 2025	January 31, 2025
Deferred revenue	$3,929	$4,128
Unbilled deferred revenue	3,228	2,810
RPO	$7,157	$6,938

RPO consisted of the following:

(in millions)	April 30, 2025	January 31, 2025
Current RPO	$4,552	$4,457
Non-current RPO	2,605	2,481
RPO	$7,157	$6,938

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations. Historically, we have had increased EBA sales activity in our fourth fiscal quarter and this seasonality may affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters. As customers continue to transition from multi-year subscription contracts billed upfront to annual billing installments, some customers may choose annual contracts instead. If this were to occur, we would expect it to proportionately reduce the unbilled portion of our total remaining performance obligations and would expect it to impact total RPO growth rates negatively. Deferred revenue, billings, current RPO, revenue, non-GAAP operating margin, and free cash flow would remain broadly unchanged in this scenario.

Balance Sheet and Cash Flow Items

At April 30, 2025, we had $2.30 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $564 million for the three months ended April 30, 2025, compared to $494 million for the three months ended April 30, 2024. We repurchased 1 million shares of our common stock for $353 million during the three months ended April 30, 2025. Comparatively, we repurchased 33 thousand shares of our common stock for $9 million during the three months ended April 30, 2024. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

Results of Operations

Overview

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate complex geopolitical and global macro-economic challenges. However, material scarcity, supply chain disruption and resulting inflationary pressures, higher interest rates, a global labor shortage, ongoing geopolitical conflicts, economic and regulatory uncertainty, the potential for global trade wars, and foreign exchange rate fluctuations, may impact our outlook. We also expect our continued transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. The extent of the impact of these risks on our business in remaining fiscal 2026 and beyond will depend on several factors, some of which are out of our control. Further discussion of the potential impacts of these risks on our business can be found in Part II, Item 1A, “Risk Factors.”

We transitioned our token-based Flex offerings to the new transaction model in most countries during fiscal 2023 and fiscal 2024. We transitioned most of our subscription offerings in our major markets in fiscal 2025. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer.

Our sales incentives to Solution Providers are recorded as operating expenses under the new transaction model as we contract directly with end customers. Accordingly, we expect sales incentives paid to resellers recorded as a reduction of transaction price and subsequently recognized as a reduction to subscription revenue over the contract period to continue to decrease as we have transitioned to the new transaction model. Most of the sales incentives payments to Solution Providers in our new transaction model are considered incremental and recoverable costs of obtaining a contract with a customer and are capitalized and included in “Prepaid expenses and other current assets” and “Long-term other assets” on the Consolidated Balance Sheets. The deferred costs are amortized over the period of benefit and recorded to “Sales and Marketing” on the Consolidated Statement of Operations. The sales incentives not qualifying for capitalization are recorded to “Sales and Marketing” on the Consolidated Statement of Operations as the costs are incurred under the incentive program requirements. During fiscal 2026, we expect the change in recognition of sales incentives to indirect channels from contra revenue to operating expenses under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin.

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

Maintenance revenue consists of fees for maintenance plan agreements purchased with software licenses. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue ratably over the term of the agreements, which is generally one year.

Other revenue consists of revenue from other products and services and is recognized as the products are delivered and services are performed.

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management Comments
(In millions, except percentages)	April 30, 2025	$	%	April 30, 2024
Net Revenue:
Subscription	$1,532	$202	15%	$1,330	Increase due to growth in subscription renewal revenue driven by expansion of subscriber base in prior periods. Also contributing to the growth was an increase in revenue from Cloud Service offerings.
Maintenance	8	(3)	(27)%	11
Total subscription and maintenance revenue	1,540	199	15%	1,341
Other	93	17	22%	76
	$1,633	$216	15%	$1,417

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering, Construction and Operations (“AECO”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	April 30, 2025	$	%	April 30, 2024
Net Revenue by Product Family:
AECO	$809	$135	20%	$674	Increase due to growth in revenue from AEC Collections, EBAs, and Autodesk Construction Cloud.
AutoCAD and AutoCAD LT	411	35	9%	376	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	309	41	15%	268	Increase due to growth in revenue from MFG Collections, EBA offerings, Inventor, and Fusion.
M&E	76	5	7%	71	Increase due to revenue from the PIX acquisition.
Other	28	—	—%	28
Total Net Revenue	$1,633	$216	15%	$1,417

Net Revenue by Geographic Area

	Three Months Ended April 30, 2025	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended April 30, 2024
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$585	$76	15%	*	$509
Other Americas	140	30	27%	*	110
Total Americas	725	106	17%	17%	619
EMEA	627	93	17%	18%	534
APAC	281	17	6%	11%	264
Total Net Revenue	$1,633	$216	15%	16%	$1,417
____________________
* Constant currency data not provided at this level.

We believe that international revenue will continue to comprise a majority of our net revenue. Unfavorable economic conditions, including in connection with the ongoing geopolitical conflicts (and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), or global trade wars, in the countries that contribute a significant portion of our net revenue, including in emerging economies such as Brazil, India, and China, has had and may continue to have an adverse effect on our business in those countries and our overall financial performance. Changes in the value of the U.S. dollar relative to other currencies have significantly affected, and could continue to significantly affect, our financial results for a given period even though we hedge a portion of our current and projected revenue. Increases to the levels of political and economic unpredictability or protectionism in the global market may impact our future financial results.

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(In millions, except percentages)	April 30, 2025	$	%	April 30, 2024
Net Revenue by Sales Channel:
Indirect	$742	$(138)	(16)%	$880
Direct	891	354	66%	537
Total Net Revenue	$1,633	$216	15%	$1,417

For the three months ended April 30, 2025 and 2024, approximately 55% and 38%, respectively, of our revenue was derived from direct sales to customers. With the continued growth of our online Autodesk branded store and the introduction of our new transaction model, we have been decreasing our sales through resellers and distributors and transacting directly with more end customers. We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers, particularly in emerging regions.

Net Revenue by Product Type

	Three Months Ended April 30, 2025	Change compared to prior fiscal year		Three Months Ended April 30, 2024
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,361	$165	14%	$1,196	Increase primarily due to growth in AEC collections, AutoCAD Family, MFG collections and EBA offerings.
Make	179	34	23%	145	Increase primarily due to growth in revenue from Autodesk Construction Cloud, Fusion and PIX.
Other	93	17	22%	76
Total Net Revenue	$1,633	$216	15%	$1,417

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

Cost of other revenue includes costs of consulting and training services contracts and collaborative project management services contracts. Cost of other revenue also includes stock-based compensation expense, overhead charges, allocated IT and facilities costs, professional services fees, and gains and losses on our operating expense cash flow hedges.

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

Restructuring, other exit costs, and facility reductions include charges related to the restructuring plan (“2026 Plan”) to support our initiatives to optimize our go-to-market organization and, at the same time, to reallocate resources to our strategic priorities of investments in cloud, platform and artificial intelligence. With this restructuring plan, we are realigning roles to maximize talent investments and to distribute critical expertise globally.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2025	$	%	April 30, 2024
Cost of revenue:
Subscription and maintenance	$111	$11	11%	$100
Increase primarily due to an increase in cloud hosting costs and the cumulative adjustment related to the Company’s Employee Stock Purchase Plan. See Part I, Item 1, “Financial Statements, Note 6, “Equity Compensation” for more details.

Other	24	4	20%	20	Increase primarily due to employee-related costs driven by higher headcount.
Amortization of developed technologies	25	8	47%	17	Increase is primarily due to amortization of acquired developed technologies related to acquisitions in fiscal 2025.
Total cost of revenue	$160	$23	17%	$137

Operating expenses:
Marketing and sales	$566	$97	21%	$469
Increase primarily due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model, the cumulative adjustment related to the Company’s Employee Stock Purchase Plan (see Part I, Item 1, “Financial Statements, Note 6, “Equity Compensation” for more details), and an increase in promotions expenses.

Research and development	394	48	14%	346
Increase primarily due to an increase in employee-related costs driven by the cumulative adjustment related to the Company’s Employee Stock Purchase Plan (see Part I, Item 1, “Financial Statements, Note 6, “Equity Compensation” for more details) and an increase in cloud hosting costs.

General and administrative	162	7	5%	155
Increase primarily due to an increase in employee-related costs driven by the cumulative adjustment related to the Company’s Employee Stock Purchase Plan (see Part I, Item 1, “Financial Statements, Note 6, “Equity Compensation” for more details), and professional fees, partially offset by a decrease in acquisition-related costs and cloud hosting costs.

Amortization of purchased intangibles	13	2	18%	11	The increase is due to amortization of acquired intangibles as a result of acquisitions in fiscal 2025.
Restructuring, other exit costs, and facility reductions	105	105	NM	—
The increase is due to the restructuring plan initiated during the first quarter of fiscal 2026. See Part I, Item 1, “Financial Statements, Note 16, “Restructuring, other exit costs, and facility reductions” for more details.

Total operating expenses	$1,240	$259	26%	$981

The following table highlights our expectation for the absolute dollar change between the second quarter of fiscal 2026, as compared to the second quarter of fiscal 2025:

	Absolute dollar impact	Management Comments
Cost of revenue	Increase	We expect our cost of revenue to increase as our revenue grows.
Marketing and sales	Increase	We expect marketing and sales expenses to increase with the recognition of Solution Provider commissions under our new transaction model, partially offset by savings from the restructuring initiated in fiscal 2026.
Research and development	Increase	We expect our research and development expenses to increase as we continue our investments in cloud, platform, and artificial intelligence partially offset by savings from the restructuring initiated in fiscal 2026.
General and administrative	Increase	We expect general and administrative expenses to increase as we continue to invest in general & administrative functions to support overall company growth including the impact of acquisitions.
Amortization of purchased intangibles	Flat	We expect our amortization of purchased intangibles to remain unchanged.
Restructuring, other exit costs, and facility reductions	Increase	We expect restructuring, other exit costs, and facility reductions to increase as compared to the second quarter of fiscal 2025 due to the restructuring plan initiated during the first quarter of fiscal 2026.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended April 30,
(in millions)	2025	2024
Interest and investment (loss) income, net	$(2)	$8
Gain on foreign currency	3	1
Loss on strategic investments	(1)	—
Other income	1	1
Interest and other income, net	$1	$10

Interest and other income, net, decreased by $9 million during the three months ended April 30, 2025, as compared to the same period in the prior fiscal year. The decrease in the three months ended April 30, 2025, as compared to the same period in the prior fiscal year was primarily due to a decrease in interest income and losses for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans in the current period as compared to gains the prior period.

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

Provision for Income Taxes

We had an income tax expense of $82 million, relative to pre-tax income of $234 million for the three months ended April 30, 2025, and an income tax expense of $57 million, relative to pre-tax income of $309 million for the three months ended April 30, 2024. Income tax expense for the three months ended April 30, 2025, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, and tax credits. The tax expense increased compared to April 30, 2024, primarily due to the election made in the U.S. regarding the timing of taxation of revenue, which reduced the taxable benefit arising from foreign-derived intangible income (“FDII”) and increased tax expense associated with global intangible low-taxed income (“GILTI”).

We filed an election in the U.S. for fiscal year 2026 that will more closely align the timing of taxation of our revenue with our U.S. GAAP revenue recognition principles. The impact of this election increased our cash flow from operating activities and provision for income taxes due to the loss of taxation benefits through FDII and GILTI tax regimes.

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

The U.S. Tax Cut and Jobs Act (“Tax Act”) enacted on December 22, 2017, eliminates the option to deduct research and development expenditures and requires taxpayers to capitalize and amortize such expenditures over five or fifteen years beginning in fiscal 2023. Although Congress is considering legislation that would defer the capitalization and amortization requirement with respect to domestic research and development expenditures, there is no assurance that the provision will be repealed or otherwise modified.

Signed into law on August 16, 2022 in the U.S., the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate alternative minimum tax. We expect that this will not have a material impact on our provision for income taxes in the current fiscal year.

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three months ended April 30, 2025 and 2024, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended April 30,
	2025	2024
	(Unaudited)
Gross profit	$1,473	$1,280
Non-GAAP gross profit	$1,511	$1,308
Income from operations	$233	$299
Non-GAAP income from operations	$608	$490
Operating margin	14%	21%
Non-GAAP operating margin	37%	35%
Net income	$152	$252
Non-GAAP net income	$494	$405
GAAP diluted net income per share	$0.70	$1.16
Non-GAAP diluted net income per share	$2.29	$1.87

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended April 30,
	2025	2024
	(Unaudited)
Gross profit	$1,473	$1,280
Stock-based compensation expense	15	12
Amortization of developed technologies	23	16
Non-GAAP gross profit	$1,511	$1,308

Income from operations	$233	$299
Stock-based compensation expense	230	149
Amortization of purchased intangibles and developed technologies	35	27
Acquisition-related costs	5	15
Restructuring, other exit costs, and facility reductions	105	—
Non-GAAP income from operations	$608	$490

Operating margin	14%	21%
Stock-based compensation expense	14%	11%
Amortization of purchased intangibles and developed technologies	2%	2%
Acquisition-related costs	—%	1%
Restructuring, other exit costs, and facility reductions	6%	—%
Non-GAAP operating margin (1)	37%	35%

Net income	$152	$252
Stock-based compensation expense	230	149
Amortization of purchased intangibles and developed technologies	35	27
Acquisition-related costs	5	15
Restructuring, other exit costs, and facility reductions	105	—
Loss on strategic investments and dispositions, net	1	—
Income tax adjustments	(34)	(38)
Non-GAAP net income	$494	$405

Diluted net income per share	$0.70	$1.16
Stock-based compensation expense	1.06	0.69
Amortization of purchased intangibles and developed technologies	0.17	0.12
Acquisition-related costs	0.03	0.07
Restructuring, other exit costs, and facility reductions	0.49	—
Income tax adjustments	(0.16)	(0.17)
Non-GAAP diluted net income per share	$2.29	$1.87
________________
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

Income tax adjustments. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily due to stock-based compensation, amortization of purchased intangibles, and restructuring, other exit costs, and facility reductions for GAAP and non-GAAP measures. We remove GAAP discrete tax items, including changes in valuation allowance, from the non-GAAP measure of net income (loss). The non-GAAP tax provision is based on a projected long-term annual non-GAAP effective tax rate. Management believes the income tax adjustments assist investors in understanding the tax provision and the effective tax rate related to ongoing operations. We believe the exclusion of the discrete tax items provides investors with useful supplemental information about our operational performance.

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

At April 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.30 billion, net accounts receivable of $494 million, and our revolving loan facility.

In November 2022, Autodesk entered into an amended and restated credit agreement (“2022 Credit Agreement”) by and among Autodesk, the lenders party thereto, and Citibank, N.A., as agent, that provided for a revolving credit facility in the aggregate principal amount of $1.5 billion with an option to be increased up to $2.0 billion. At April 30, 2025, Autodesk had no outstanding borrowings under the 2022 Credit Agreement. As of May 8, 2025, the 2022 Credit Agreement was terminated and the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2.0 billion subject to receipt of additional commitments and other customary conditions. The proceeds from the 2025 Credit Agreement are available for working capital and general corporate purposes. As of May 29, 2025, we have no amounts outstanding under the 2025 Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” and Note 22, “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and additional information with respect to the 2025 Credit Agreement. If we are unable to remain in compliance with the covenants under the 2025 Credit Agreement, we will not be able to draw on our revolving credit facility.

As of April 30, 2025, we have $2.30 billion aggregate principal amount of notes outstanding, with $300 million due in the second quarter of fiscal 2026. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of April 30, 2025, approximately 62% of our total cash or cash equivalents are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Three Months Ended April 30,
(in millions)	2025	2024
Net cash provided by operating activities	$564	$494
Net cash provided by (used in) investing activities	58	(638)
Net cash used in financing activities	(415)	(61)

Net cash provided by operating activities of $564 million for the three months ended April 30, 2025, primarily consisted of $152 million of our net income adjusted for $489 million non-cash items such as stock-based compensation expense, restructuring, other exit costs, and facility reductions, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. The decrease in working capital is primarily due to a negative change in prepaid expenses and other assets of $304 million, and a decrease in deferred revenue of $204 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter, partially offset by the change in accounts receivable of $515 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by operating activities of $494 million for the three months ended April 30, 2024, primarily consisted of $252 million of our net income adjusted for $223 million non-cash items such as stock-based compensation expense, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. The increase in working capital is primarily due to the change in accounts receivable of $526 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers partially offset by a decrease in deferred revenue of $305 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter.

Net cash provided by investing activities was $58 million for the three months ended April 30, 2025, primarily due to sales and maturities of marketable securities partially offset by purchases of marketable securities. Net cash used in investing activities was $638 million for the three months ended April 30, 2024, primarily due to business combinations, net of cash acquired, and purchases of marketable securities partially offset by the sales and maturities of marketable securities.

Net cash used in financing activities was $415 million for the three months ended April 30, 2025, primarily due to repurchases of common stock. Net cash used in financing activities was $61 million for the three months ended April 30, 2024, primarily due to taxes paid related to net share settlement of equity awards partially offset by proceeds from issuance of common stock, net of issuance costs.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended April 30, 2025:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
February 1 - February 28	367	$291.53	367	$8,774
March 1 - March 31	475	261.50	475	$8,649
April 1 - April 30	473	258.13	473	$8,527
Total	1,315	$268.67	1,315
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.
(2)These amounts correspond to the plans publicly announced and approved by the Board of Directors in November 2022 and November 2024 that each authorized the repurchase of $5 billion. At April 30, 2025, $3.53 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs, respectively. The plans do not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 18, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Design Business: Represents the combination of maintenance, product subscriptions and all EBAs. Main products include, but are not limited to, AutoCAD, AutoCAD LT, Industry Collections, Revit, Inventor, Maya and 3ds Max. Certain products, such as our computer aided manufacturing solutions, incorporate both Design and Make functionality and are classified as Design.

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

Recurring Revenue: Consists of the revenue for the period from our traditional maintenance plans, our subscription plan offerings and certain Other revenue. It excludes subscription revenue related to third-party products. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2025, and January 31, 2025, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, British pounds, Japanese yen, Canadian dollars, Singapore dollars, Swiss francs, and Australian dollars. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 30, 2025		January 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,113	$26	$1,152	$(20)
Sold	1,481	(21)	1,894	8
Option Contracts:
Purchased	1,648	12	1,269	24
Sold	1,744	(46)	1,349	(5)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2025, and January 31, 2025, would increase the fair value of our foreign currency contracts by $124 million and $209 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2025, and January 31, 2025, would decrease the fair value of our foreign currency contracts by $202 million and $116 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At April 30, 2025, we had $1.45 billion of cash equivalents and marketable securities, including $224 million classified as short-term marketable securities and $261 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In early March 2024, the Audit Committee of Autodesk’s Board of Directors commenced an internal investigation with the assistance of outside counsel and advisors regarding the Company’s free cash flow and non-GAAP operating margin practices (the “Internal Investigation”). On March 8, 2024, the Company voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) to inform it of the Internal Investigation. On April 3, 2024, the United States Attorney’s Office for the Northern District of California (“USAO”) contacted the Company regarding the Internal Investigation. The Company has provided the SEC and USAO with certain documents and information and will continue to cooperate with the SEC and USAO. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

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

In addition, on June 7, 2024, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our directors at the time of the complaint and our Chief Strategy Officer as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets, based on similar underlying allegations contained in the purported federal securities class action complaint described above. A second purported stockholder derivative complaint naming the same defendants was filed in the Northern District of California on June 25, 2024. The complaint in that case generally alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5, Section 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution, also based on similar underlying allegations contained in the purported federal securities class action described above. On October 29, 2024 the Court consolidated and stayed the two stockholder derivative actions. A third purported stockholder derivative complaint naming the same defendants was filed in the District of Delaware on February 14, 2025. That complaint generally alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, misappropriation of information, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, also based on similar underlying allegations contained in the purported federal securities class action described above. The plaintiff in the District of Delaware action filed a notice of voluntary dismissal of the action without prejudice on April 4, 2025, which the Court entered on April 7, 2025.

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

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflationary pressures and higher interest rates, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, current geopolitical and global macro-economic challenges, most recently regarding tariffs and trade protectionism, have caused uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which these challenges will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact of these challenges on our customers, vendors, distributors, and resellers, such as the supply chain disruption and resulting inflationary pressures and global labor shortage that we have seen recently, material scarcity, as well as other factors; actions taken by governments, businesses, and consumers in response to these challenges; speed and timing of economic recovery, including in specific geographies; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; wars and armed conflicts, including the ongoing wars between Ukraine and Russia and between Israel and Hamas; foreign exchange rate fluctuations; and the effect of these challenges on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

As described elsewhere in these risk factors, we are dependent on international revenue and operations and are subject to related risks of conducting business globally. Trends toward nationalism and protectionism, including imposition of tariffs and related trade wars, and the weakening or dissolution of international trade pacts may increase the cost of, or otherwise interfere with, conducting business. These trends have increased political and economic unpredictability globally and may increase the volatility of global financial markets, and the impact of such developments on the global economy remains uncertain. Political instability or adverse political developments in any of the countries in which we do business could harm our business, results of operations, and financial condition. A financial sector credit crisis could impair credit availability and the financial stability of our customers, including our distribution partners and channels. A disruption in the financial markets may also have an effect on our derivative counter-parties and could also impair our banking partners, on which we rely for operating cash management. War, geopolitical conflicts, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy, could also affect our business. Any of these events could harm our business, results of operations, and financial condition.

Our business could be adversely impacted by the costs and challenges associated with strategic acquisitions and investments.

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2025. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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

International net revenue represented 64% of our net revenue during both the three months ended April 30, 2025 and 2024, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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
In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of new or increased tariffs on products imported from certain countries; economic sanctions on individuals, corporations, or countries; and other government regulations affecting trade between the United States and other countries in which we do business. For example, the United States and other global actors have imposed sanctions as a result of the war against Ukraine launched by Russia and the ongoing war between Israel and Hamas. Additionally, recent executive actions and executive branch policies in the United States, such as those communicated in a February 2025 memorandum regarding a change in U.S. policy with respect to the negotiation and imposition of digital services taxes and regulations by other countries, suggest a broader purview for changes in U.S. trade policy as a component of U.S. foreign policy. Since March 2025, the United States has placed an additional 20% tariff on most goods from China, imposed an additional 25% tariff on most products of Canada and Mexico (with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement), and implemented 25% Section 232 tariffs on various articles of steel and aluminum. In April 2025, the U.S. government implemented 25% Section 232 tariffs on passenger vehicles and light trucks (with similar Section 232 tariffs on components for such vehicles expected to be imposed beginning in May 2025); imposed an additional reciprocal tariff of 125% on most imports from China; and imposed an additional reciprocal tariff of 10% on most imports from U.S. trading partners other than China, Canada, Mexico, and countries with which the U.S. does not have normal trade relations. Additional investigations by the U.S. government are in progress and could result in the imposition of additional tariffs on additional items.

There is currently significant uncertainty about the future relationship between the United States and its trading partners with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. These new or increased tariffs and other changes in U.S. trade policy, including new sanctions, have triggered and could continue to trigger retaliatory actions by affected countries, including Canada, China, Russia, and others, that have instituted, considered, or are considering imposing new or increased tariffs, export controls, and other trade sanctions targeting certain U.S. persons or U.S.-manufactured goods. These retaliatory measures could include responses such as the imposition of new or increased digital services taxes. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as announcing sanctions, a change in tariff structures, export controls, or other trade policies, may increase the cost of, or otherwise interfere with, the conduct of our business, and could have a material adverse effect on our operations and business outlook.

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

Our quarterly financial results, key metrics, and other operating metrics have fluctuated in the past and will continue to do so in the future. These fluctuations have in the past caused and could in the future cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other risks described in these risk factors, some of the factors that have in the past caused and could in the future cause our financial results, key metrics, and other operating metrics to fluctuate include:
•general market, economic, business, and political conditions in Europe, APAC, and emerging economies, including from an economic downturn or recession in the United States or other countries, as well as economic and regulatory uncertainty;
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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the three months ended April 30, 2025 and 2024, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 25% and 27% of our total net revenue, respectively.

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
•general socioeconomic, political, or market conditions, including from an economic downturn or recession in the United States or in other countries, as well as economic and regulatory uncertainty;
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

We sell our software products both directly to end users and through a network of distributors and resellers. For the three months ended April 30, 2025 and 2024, approximately 45% and 62%, respectively, of our revenue was derived from indirect channel sales primarily through distributors and resellers. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 20% and 38% of our total net revenue for the three months ended April 30, 2025 and 2024, respectively. In connection with our new transaction model, we entered into agreements to provide transition distribution activities with certain distributors and entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. In connection with such transition agreements, we intend to increase our selling efforts with resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex will be able to continue to do so, and following the transition period, we believe such end users will be able to continue to purchase our products from certain resellers or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex was to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

In addition, the United Kingdom’s (“UK”) exit from the EU, and ongoing developments in the UK, have created uncertainty with regard to data protection regulation in the UK. Personal data processing in the UK is governed by the UK

General Data Protection Regulation and supplemented by other domestic data protection laws, such as the UK Data Protection Act 2018, which authorizes fines of up to £17.5 million or 4% of annual global revenue, whichever is higher. We are also exposed to potentially divergent enforcement actions for certain violations. Furthermore, the new SCCs apply only to the transfer of personal data outside the EU and not the UK. Although the European Commission adopted an adequacy decision for the UK on June 28, 2021, allowing the continued flow of personal data from the EU to the UK, this decision will be regularly reviewed going forward, requires renewal, and may be revoked or not renewed if the UK diverges from its current adequate data protection laws following its exit from the EU. The UK has proposed legislation that would modify its data protection regime in manners that deviate from the GDPR, and the European Commission has proposed extending its adequacy renewal decision for the UK’s data protection regime until December 27, 2025, in order to assess any modified data protection regime that the UK may enact. On February 2, 2022, the UK’s Information Commissioner’s Office issued new standard contractual clauses to support personal data transfers out of the UK (“UK SCCs”), which became effective March 21, 2022. Following issuance of a U.S. executive order, a new framework, the EU-U.S. Data Privacy Framework (“DPF”) was created. Following an adequacy decision issued by the European Commission on July 10, 2023, the DPF, along with a UK extension to the DPF that allows the transfer of personal data from the UK to the U.S. (the “UK DPF Extension”) and the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), are available for companies to make use of to legitimize personal data transfers to the U.S. from the European Economic Area, Switzerland, and UK. We have certified to the U.S. Department of Commerce that we adhere to the DPF, UK DPF Extension, and Swiss-U.S. DPF. However, the DPF has been subject to a legal challenge, and it, the UK DPF Extension, and the Swiss-U.S. DPF may be subject to legal challenges in the future from privacy advocacy groups or others. Further, the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data.

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

In the EU and the UK, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Recent European case law and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. This could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs, and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand our customers. The EU also has proposed, and in certain cases enacted, numerous regulations and directives addressing cybersecurity.

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

Our offerings are subject to export controls and economic sanctions laws and regulations that prohibit the delivery of certain solutions and services or the export to locations, governments, and persons targeted by applicable sanctions without the required export authorizations. While we have processes to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export controls and sanctions laws and regulations.

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

We have $2.30 billion of principal debt, consisting of notes due at various times from June 2025 to December 2031, as of April 30, 2025, as described in Part I, Item 1. In May 2025, we also entered into the 2025 Credit Agreement, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2.0 billion subject to receipt of additional commitments and other customary conditions, as described in Part I, Item 1, Note 22, “Subsequent Events”. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are required to comply with the covenants set forth in the 2025 Credit Agreement. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the 2025 Credit Agreement described in Part I, Item 1, Note 22, “Subsequent Events”, and the lenders under the 2025 Credit Agreement could declare any outstanding indebtedness under the 2025 Credit Agreement immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under the 2025 Credit Agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our effective tax rate is primarily based on our geographic mix of earnings; statutory rates; stock-based compensation; intercompany arrangements, including the manner in which we develop, value, and license our intellectual property; and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. While we believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by tax authorities and, if our positions are not sustained, may have a significant impact on our effective tax rate and cash taxes.

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

We make assumptions, judgments, and estimates for a number of items, including revenue recognition for product subscriptions and enterprise business agreements (“EBAs”), the determination of the fair value of acquired assets and liabilities, goodwill, financial instruments including strategic investments, long-lived assets, and intangible assets, the realizability of deferred tax assets, and the fair value of stock awards. We also make assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, allowances for credit losses, asset retirement obligations, legal contingencies, and operating lease liabilities. These assumptions, judgments, and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended April 30, 2025.

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

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended April 30, 2025, the following officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 11, 2025, Rebecca Pearce, our Chief People Officer, adopted a new Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 34,683 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 29, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1*	Autodesk, Inc. 2022 Equity Incentive Plan Form of Global RSU Agreement	X

10.2**	Agreement, dated April 23, 2025, between the Company, Starboard Value and Opportunity Master Fund Ltd and the entities and natural person listed on the signature pages attached thereto.		8-K	000-14338	10.1	April 24, 2025

10.3	Credit Agreement, dated May 8, 2025, by and among Autodesk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS ††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	Inline XBRL Taxonomy Extension Schema

101.CAL ††	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	Inline XBRL Taxonomy Definition Linkbase

101.LAB ††	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE ††	Inline XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File - the cover page interactive date is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Denotes a management contract or compensatory plan or arrangement.
**	Exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted exhibit to the Securities and Exchange Commission upon request. The Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits so furnished.
†	The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2025

AUTODESK, INC.
(Registrant)

/s/ STEPHEN W. HOPE
Stephen W. Hope
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)