Form 10-Q
period 2025-07-31
Autodesk, Inc.
filed 2025-09-02
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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

As of August 26, 2025, registrant had outstanding 213 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net revenue:
Subscription	$1,658	$1,408	$3,190	$2,738
Maintenance	9	11	17	22
Total subscription and maintenance revenue	1,667	1,419	3,207	2,760
Other	96	86	189	162
Total net revenue	1,763	1,505	3,396	2,922
Cost of revenue:
Cost of subscription and maintenance revenue	114	100	225	200
Cost of other revenue	22	18	46	38
Amortization of developed technologies	23	22	48	39
Total cost of revenue	159	140	319	277
Gross profit	1,604	1,365	3,077	2,645
Operating expenses:
Marketing and sales	559	480	1,125	949
Research and development	413	368	807	714
General and administrative	168	161	330	316
Amortization of purchased intangibles	14	13	27	24
Restructuring, other exit costs, and facility reductions	6	—	111	—
Total operating expenses	1,160	1,022	2,400	2,003
Income from operations	444	343	677	642
Interest and other income, net	12	9	13	19
Income before income taxes	456	352	690	661
Provision for income taxes	(143)	(70)	(225)	(127)
Net income	$313	$282	$465	$534
Basic net income per share	$1.47	$1.31	$2.17	$2.48
Diluted net income per share	$1.46	$1.30	$2.15	$2.46
Weighted average shares used in computing basic net income per share	213	216	214	215
Weighted average shares used in computing diluted net income per share	215	217	216	217

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income	$313	$282	$465	$534
Other comprehensive income (loss), net of reclassifications:
Net loss on derivative instruments (net of tax effect of $1, $1, $3, and $1, respectively)	(6)	(5)	(29)	(3)
Change in net unrealized loss on available-for-sale debt securities (net of tax effect of zero for all periods presented)	—	3	1	1
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	—	—	1	—
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of $(2), zero, $(5), and zero, respectively)	—	16	58	(13)
Total other comprehensive income (loss)	(6)	14	31	(15)
Total comprehensive income	$307	$296	$496	$519

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,003	$1,599
Marketable securities	233	287
Accounts receivable, net	532	1,008
Prepaid expenses and other current assets	721	588
Total current assets	3,489	3,482
Long-term marketable securities	282	267
Computer equipment, software, furniture and leasehold improvements, net	109	117
Operating lease right-of-use assets	149	169
Intangible assets, net	521	574
Goodwill	4,275	4,242
Deferred income taxes, net	1,053	1,205
Long-term other assets	978	777
Total assets	$10,856	$10,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324	$242
Accrued compensation	388	506
Accrued income taxes	60	62
Deferred revenue	3,550	3,787
Operating lease liabilities	56	58
Current portion of long-term notes payable, net	—	300
Other accrued liabilities	188	196
Total current liabilities	4,566	5,151
Long-term deferred revenue	294	341
Long-term operating lease liabilities	197	214
Long-term income taxes payable	210	200
Long-term deferred income taxes	30	32
Long-term notes payable, net	2,481	1,987
Long-term other liabilities	363	287
Stockholders’ equity:
Common stock and additional paid-in capital	4,456	4,239
Accumulated other comprehensive loss	(254)	(285)
Accumulated deficit	(1,487)	(1,333)
Total stockholders’ equity	2,715	2,621
Total liabilities and stockholders’ equity	$10,856	$10,833

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2025	2024
Operating activities:
Net income	$465	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	95	86
Stock-based compensation expense	421	316
Amortization of costs to obtain a contract with a customer	219	85
Deferred income taxes	153	(40)
Restructuring, other exit costs, and facility reductions	17	—
Other	(20)	(5)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	476	477
Prepaid expenses and other assets	(539)	(167)
Accounts payable and other liabilities	17	(30)
Deferred revenue	(287)	(577)
Accrued income taxes	7	27
Net cash provided by operating activities	1,024	706
Investing activities:
Purchases of marketable securities	(309)	(431)
Sales and maturities of marketable securities	353	430
Capital expenditures	(17)	(16)
Purchases of intangible assets	(14)	(39)
Business combinations, net of cash acquired	—	(801)
Other investing activities	(5)	(7)
Net cash provided by (used in) investing activities	8	(864)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	75	71
Taxes paid related to net share settlement of equity awards	(190)	(172)
Repurchases of common stock	(712)	(120)
Proceeds from debt, net of discount	499	—
Repayment of debt	(300)	—
Other financing activities	(6)	—
Net cash used in financing activities	(634)	(221)
Effect of exchange rate changes on cash and cash equivalents	6	—
Net increase (decrease) in cash and cash equivalents	404	(379)
Cash and cash equivalents at beginning of period	1,599	1,892
Cash and cash equivalents at end of period	$2,003	$1,513

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$—	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2025, and for the three and six months ended July 31, 2025 and 2024, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2025, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2026, or for any other period. Further, the balance sheet as of January 31, 2025, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2025. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed on March 6, 2025.

2. Recently Issued Accounting Standards

With the exception of those discussed below, there have been no recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) or adopted by the Company during the six months ended July 31, 2025, that are applicable to the Company.

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
Accounting Standards Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures” (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. Autodesk will provide the new disclosures required by ASU 2023-09 beginning with its annual financial statements for the fiscal year ending January 31, 2026.

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

3. Revenue Recognition

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and enterprise business agreements (“EBAs”), (2) fees for maintenance purchased with software licenses, and (3) consulting and other products and services. The three categories are presented as line items on Autodesk’s Condensed Consolidated Statements of Operations.

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net revenue by product family:
Architecture, Engineering, Construction and Operations	$878	$713	$1,687	$1,387
AutoCAD and AutoCAD LT	440	389	851	765
Manufacturing	334	296	643	564
Media and Entertainment	80	77	156	148
Other	31	30	59	58
Total net revenue	$1,763	$1,505	$3,396	$2,922

Net revenue by geographic area:
Americas
U.S.	$629	$543	$1,214	$1,052
Other Americas	157	119	297	229
Total Americas	786	662	1,511	1,281
Europe, Middle East and Africa	675	570	1,302	1,104
Asia Pacific	302	273	583	537
Total net revenue	$1,763	$1,505	$3,396	$2,922

Net revenue by sales channel:
Indirect	$676	$908	$1,418	$1,788
Direct	1,087	597	1,978	1,134
Total net revenue	$1,763	$1,505	$3,396	$2,922

Net revenue by product type:
Design	$1,472	$1,257	$2,833	$2,453
Make	194	162	373	307
Other	97	86	190	162
Total net revenue	$1,763	$1,505	$3,396	$2,922
Payments for subscriptions are typically due in annual installments or upfront. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of July 31, 2025, Autodesk had remaining performance obligations of $7.30 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $4.68 billion or 64% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.62 billion or 36% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2025. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended July 31, 2025 and 2024, that was included in the deferred revenue balances at January 31, 2025 and 2024, was $1.14 billion and $1.02 billion, respectively. Revenue recognized during the six months ended July 31, 2025 and 2024, that was included in the deferred revenue balances at January 31, 2025 and 2024, was $2.48 billion and $2.21 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total revenue from the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 16% and 18% of Autodesk’s total net revenue during the three and six months ended July 31, 2025, respectively. Total revenue from TD Synnex accounted for 36% and 37% of Autodesk’s total net revenue during the three and six months ended July 31, 2024, respectively. The majority of the net revenue from sales to TD Synnex is from sales outside of the United States. In addition, TD Synnex accounted for 9% and 5% of trade accounts receivable at July 31, 2025, and January 31, 2025, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of July 31, 2025, and January 31, 2025:

	July 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$1,095	$—	$—	$1,095
Commercial paper	85	—	—	85
Certificates of deposit	44	—	—	44
U.S. government securities	50	—	—	50
Other (2)	1	—	—	1
Marketable securities:
Short-term
Corporate debt securities	53	—	—	53
U.S. government securities	71	—	—	71
Commercial paper	55	—	—	55
Asset-backed securities	20	—	—	20
Certificates of deposit	18	—	—	18
Agency mortgage-backed securities	11	—	—	11
Other (3)	5	—	—	5
Long-term
Corporate debt securities	113	1	—	114
Asset-backed securities	72	—	—	72
U.S. government securities	60	—	—	60
Agency mortgage-backed securities	29	—	—	29
Other (4)	7	—	—	7
Mutual funds (5) (6)	112	18	—	130
Total	$1,901	$19	$—	$1,920
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of asset backed securities.
(3)Primarily consists of U.S. treasury bonds and agency bonds.
(4)Primarily consists of agency collateralized mortgage obligations, supranational bonds, and sovereign government bonds.
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
(3)Consists primarily of agency discount bonds, agency mortgage-backed securities, mortgage-backed securities, and U.S. treasury bonds.
(4)Consists primarily of agency collateralized mortgage obligations and supranational bonds.
(5)See Note 11, “Deferred Compensation” for more information.
(6)Included in “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of July 31, 2025:

Fair Value
Due within 1 year	$206
Due in 1 year through 5 years	286
Due in 5 years through 10 years	15
Due after 10 years	8
Total	$515

As of both July 31, 2025, and January 31, 2025, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the six months ended July 31, 2025.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both July 31, 2025, and January 31, 2025. There were no write offs of accrued interest receivables for both the six months ended July 31, 2025 and 2024.

There were no material realized gains or losses for the sales or redemptions of marketable debt securities during both the six months ended July 31, 2025 and 2024. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other income, net” on the Company's Condensed Consolidated Statements of Operations.

Proceeds from the sale and maturity of marketable debt securities were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Marketable debt securities	$178	$168	$353	$430

Strategic investments in equity securities

As of July 31, 2025, and January 31, 2025, Autodesk had $167 million and $168 million in direct investments in privately held companies, respectively. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other income, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Six Months Ended July 31,		Cumulative Amount as of
	2025	2024	July 31, 2025
Upward adjustments	$—	$—	$29
Negative adjustments, including impairments	(1)	(6)	(123)
Net unrealized adjustments	$(1)	$(6)	$(94)

Realized gains for the disposition of strategic investment equity securities for both the three and six months ended July 31, 2025 and 2024 were immaterial.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of July 31, 2025, and January 31, 2025:

	July 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$1,095	$—	$—	$1,095
Commercial paper	—	85	—	85
Certificates of deposit	—	44	—	44
U.S. government securities	—	50	—	50
Other (2)	—	1	—	1
Marketable securities:
Short-term
Corporate debt securities	—	53	—	53
U.S. government securities	—	71	—	71
Commercial paper	—	55	—	55
Asset-backed securities	—	20	—	20
Certificates of deposit	—	18	—	18
Agency mortgage-backed securities	—	11	—	11
Other (3)	—	5	—	5
Long-term
Corporate debt securities	—	114	—	114
Asset-backed securities	—	72	—	72
U.S. government securities	—	60	—	60
Agency mortgage-backed securities	—	29	—	29
Other (4)	—	7	—	7
Long-term other assets:
Mutual funds (5)(6)	130	—	—	130
Derivative assets:
Derivative contract assets (6)	—	33	—	33
Derivative liabilities:
Derivative contract liabilities (7)	—	(30)	—	(30)
Total	$1,225	$698	$—	$1,923
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of asset backed securities.
(3)Primarily consists of U.S. treasury bonds and agency bonds.
(4)Primarily consists of agency collateralized mortgage obligations, supranational bonds, and sovereign government bonds.
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
(3)Consists primarily of agency discount bonds, agency mortgage-backed securities, mortgage-backed securities, and U.S. treasury bonds.
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the six months ended July 31, 2025, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2025	5,188	$229.09
Granted	2,629	263.02
Vested	(2,107)	224.94
Canceled/Forfeited	(343)	230.42
Performance Adjustment (1)	6	275.23
Unvested restricted stock units at July 31, 2025	5,373	$248.15
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2025 performance period. The performance stock units were attained at rates ranging from 95% to 108% of the target award.

The fair value of the shares vested during the six months ended July 31, 2025 and 2024, was $580 million and $514 million, respectively.

During the six months ended July 31, 2025, Autodesk granted 2 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $158 million and $153 million during the three months ended July 31, 2025 and 2024, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $298 million and $280 million during the six months ended July 31, 2025 and 2024, respectively.

During the six months ended July 31, 2025, Autodesk granted 332 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance and service period. The performance criteria for the majority of the performance stock units are based on revenue and non-GAAP operating income less stock-based compensation expense goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

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

The performance criteria for the performance stock units vested during the six months ended July 31, 2025, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $18 million and $8 million for the three months ended July 31, 2025 and 2024, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $39 million and $14 million for the six months ended July 31, 2025 and 2024, respectively.

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

A summary of the ESPP activity for the six months ended July 31, 2025 and 2024, is as follows:

	Six Months Ended July 31,
	2025	2024
Issued shares (in thousands)	343	433
Average price of issued shares	$218.20	$164.81
Weighted average grant date fair value of shares granted under the ESPP (1)	$76.56	$79.14
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2025 and 2024, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Cost of subscription and maintenance revenue	$11	$9	$22	$18
Cost of other revenue	4	3	8	6
Marketing and sales	66	61	163	114
Research and development	84	76	173	142
General and administrative	26	21	55	39
Stock-based compensation expense related to stock awards and ESPP purchases	$191	$170	$421	$319

 During the six months ended July 31, 2025, Autodesk recorded $54 million in stock-based compensation expense reflecting a cumulative adjustment since fiscal 1999 related to the Company’s ESPP. The differences were not material to any prior interim or annual periods, nor to the current fiscal year.

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

	Six Months Ended July 31, 2025		Six Months Ended July 31, 2024
	Performance Stock Units (1)	ESPP (1)	Performance Stock Units	ESPP (2)
Range of expected volatilities	29.7 - 33.4%	29.1 - 29.5%	29.4 - 31.4%	28.7 - 34.5%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	3.8 - 4.1%	4.0 - 4.3%	5.2%	4.6 - 5.4%
 _______________
(1)There were no ESPP awards or performance stock units granted during the three months ended July 31, 2025.
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

7. Income Tax

 Autodesk had income tax expense of $143 million, relative to pre-tax income of $456 million for the three months ended July 31, 2025, and income tax expense of $70 million, relative to pre-tax income of $352 million for the three months ended July 31, 2024. Our effective tax rate for the three months ended July 31, 2025, differs from the U.S. federal statutory rate of 21% primarily due to tax on net controlled foreign corporation tested income (“NCTI”) and withholding tax, offset by varying tax rates on foreign earnings, tax deductible stock-based compensation, and tax credits.

Autodesk had income tax expense of $225 million, relative to pre-tax income of $690 million for the six months ended July 31, 2025, and income tax expense of $127 million, relative to pre-tax income of $661 million for the six months ended July 31, 2024. Our effective tax rate for the six months ended July 31, 2025, differs from the U.S. federal statutory rate of 21% primarily due to tax on NCTI, a nondeductible cumulative adjustment of stock-based compensation related to the Company’s ESPP, and withholding tax, offset by varying tax rates on foreign earnings, tax deductible stock-based compensation, and tax credits.

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

8. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of July 31, 2025, and January 31, 2025:

	July 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$743	$(508)	$235
Developed technologies	1,171	(897)	274
Trade names and patents	122	(117)	5
Other	9	(2)	7
Total intangible assets	$2,045	$(1,524)	$521

	January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$735	$(480)	$255
Developed technologies	1,154	(849)	305
Trade names and patents	122	(115)	7
Other	7	—	7
Total intangible assets	$2,018	$(1,444)	$574

9. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $356 million and $327 million at July 31, 2025, and January 31, 2025, respectively. Accumulated amortization was $152 million and $136 million at July 31, 2025, and January 31, 2025, respectively. Amortization expense for the three months ended July 31, 2025 and 2024, was $10 million and $17 million, respectively. Amortization expense for the six months ended July 31, 2025 and 2024, was $20 million and $30 million, respectively.

10. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2025, (in millions):

Balance as of January 31, 2025 (1)	$4,242
Effect of foreign currency translation	33
Balance as of July 31, 2025 (1)	$4,275
_______________
(1)Accumulated impairment losses as of both January 31, 2025 and July 31, 2025, were $149 million.

11. Deferred Compensation

At July 31, 2025, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $130 million. Of this amount, $13 million was classified as current and $117 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $118 million related to the investments in a rabbi trust as of January 31, 2025, $12 million was classified as current and $106 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $692 million as of July 31, 2025, and $467 million as of January 31, 2025. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheet. Of the total amount as of July 31, 2025, $377 million was recorded in “Prepaid expenses and other current assets” and $315 million was recorded in “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $123 million and $219 million during the three and six months ended July 31, 2025, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $44 million and $85 million during the three and six months ended July 31, 2024, respectively. Autodesk did not recognize any contract cost impairment losses during the three and six months ended July 31, 2025 and 2024.

12. Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	July 31, 2025	January 31, 2025
Computer hardware, at cost	$106	$103
Computer software, at cost	50	42
Furniture and equipment, at cost	102	100
Leasehold improvements, land and buildings, at cost	334	333
	592	578
Less: Accumulated depreciation	(483)	(461)
Computer equipment, software, furniture, and leasehold improvements, net	$109	$117

13. Borrowing Arrangements

In May 2025, the Company terminated its previous credit agreement and entered into a new Credit Agreement (“2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions. The revolving credit facility is available for working capital and general corporate purposes. The 2025 Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The 2025 Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the 2025 Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At July 31, 2025, Autodesk was in compliance with the 2025 Credit Agreement covenants. Revolving loans under the 2025 Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the 2025 Credit Agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.575% and 1.000%, depending on the Company’s Public Debt Rating. The Company is also obligated to pay to each lender a facility fee on a quarterly basis based on amounts committed (whether used or unused) under the revolving facility of between 0.050% and 0.125% per annum, depending on the Company’s Public Debt Rating. The scheduled termination date under the 2025 Credit Agreement is May 8, 2030, which termination date may be extended with respect to some or all of the commitments under the 2025 Credit Agreement subject to certain terms and conditions, including the consent of each lender holding commitments to be extended. As of July 31, 2025, Autodesk had no outstanding borrowings under the 2025 Credit Agreement.

In June 2025, Autodesk issued $500 million aggregate principal amount of 5.3% notes due June 15, 2035 (“2025 Notes”). Net of a discount of $1 million and issuance costs of $5 million, Autodesk received net proceeds of $494 million from issuance of the 2025 Notes. Both the discount and issuance costs are being amortized to interest expense over the term of the 2025 Notes using the effective interest method. A portion of the proceeds of the 2025 Notes was used for the repayment of $300 million of 4.375% notes due June 15, 2025, and the remainder is available for general corporate purposes.

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

The 2025 Notes, 2021 Notes, 2020 Notes, and the 2017 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the aforementioned notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets, subject to important qualifications and exceptions.

Based on the quoted market prices, the approximate fair value of the notes as of July 31, 2025, were as follows:

	Aggregate Principal Amount	Fair value
2017 Notes	500	493
2020 Notes	500	467
2021 Notes	1,000	873
2025 Notes	500	507

The expected future principal payments for all borrowings as of July 31, 2025, were as follows (in millions):

Fiscal year ending
2026 (remainder)	$—
2027	—
2028	500
2029	—
2030	500
Thereafter	1,500
Total principal outstanding	$2,500

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

During the three and six months ended July 31, 2025, Autodesk recorded total operating lease right-of-use assets impairment charges of $2 million and $11 million, respectively. Autodesk did not recognize any charges during the three and six months ended July 31, 2024. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The operating lease right-of-use assets impairment charges are included in “Restructuring, other exit costs, and facility reductions” in the Company’s Condensed Consolidated Statements of Operations. See Note 16, “Restructuring, Other Exit Costs, and Facility Reductions” for more details.

Supplemental operating cash flow information related to leases is as follows:

	Six Months Ended July 31,
	2025	2024
Cash paid for operating leases included in operating cash flows (1)	$45	$47
Increase in operating lease liabilities arising from obtaining operating lease right-of-use assets and lease modifications	13	10
  _______________
(1) Includes $5 million and $7 million in variable lease payments for the six months ended July 31, 2025 and 2024, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2026 (remainder)	$27
2027	64
2028	55
2029	47
2030	30
Thereafter	53
276
Less imputed interest	23
Present value of operating lease liabilities	$253

Operating lease amounts in the table above do not include sublease income payments of $60 million. Autodesk expects to receive sublease income payments of approximately $40 million for remaining fiscal 2026 through fiscal 2030 and $20 million thereafter.

As of July 31, 2025, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

15. Derivative Instruments

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2025 and 2024 (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Amount of loss recognized in accumulated other comprehensive income, net of tax, (effective portion)	$(6)	$(5)	$(29)	$(3)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$5	$5	$13	$10
Cost of revenue	1	—	1	—
Operating expenses	8	(2)	3	(4)
Total	$14	$3	$17	$6

The amount and location of gains or losses recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2025 and 2024, (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest and other (loss) income, net	$7	$1	$(24)	$1

See Note 5, “Financial Instruments” for the fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets as of July 31, 2025, and January 31, 2025.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.97 billion at July 31, 2025, and $1.52 billion at January 31, 2025. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net loss of $5 million remaining in “Accumulated other comprehensive loss” as of July 31, 2025, is expected to be recognized into earnings within the next 24 months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $277 million at July 31, 2025, and $1.14 billion at January 31, 2025.

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

The following table sets forth the restructuring and other exit costs liability as of July 31, 2025:

	Balances, January 31, 2025	Additions (3)	Payments	Balances, July 31, 2025
Employee terminations costs (1)	$15	$91	$(98)	$8
Other exit costs (2)	—	3	(3)	—
Total	$15	$94	$(101)	$8
____________________
(1) Recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation."
(2) Recorded in the Condensed Consolidated Balance Sheets under “Accounts payable."
(3) Recorded in the Condensed Consolidated Statements of Operations under “Restructuring, other exit costs, and facility reductions”.

During the three and six months ended July 31, 2025, Autodesk recorded $2 million and $11 million in lease right-of-use assets impairments and $1 million and $6 million in impairment charges to computer equipment, software, furniture, and leasehold improvements for facility reductions, respectively, related to the 2026 Plan. These costs are included in “Restructuring, other exit costs, and facility reductions” on the Company's Condensed Consolidated Statements of Operations.

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

In early March 2024, the Audit Committee of Autodesk’s Board of Directors commenced an internal investigation with the assistance of outside counsel and advisors regarding the Company’s free cash flow and non-GAAP operating margin practices (the “Internal Investigation”). On March 8, 2024, the Company voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) to inform it of the Internal Investigation. On April 3, 2024, the United States Attorney’s Office for the Northern District of California (“USAO”) contacted the Company regarding the Internal Investigation. The Company cooperated with the SEC and USAO, including by providing certain documents and information. On August 19, 2025, the SEC notified the Company that it was closing its matter. On August 21, 2025, the USAO notified the Company that it was closing its matter as well.

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against the Company, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after the Company’s announcement of the Internal Investigation, generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On November 25, 2024, defendants filed a motion to dismiss the complaint. On July 18, 2025, the Court granted defendants’ motion to dismiss with leave to amend. On August 8, 2025, plaintiffs filed an amended complaint, which purports to assert claims under Sections 10(b) and 20(a) of the Exchange Act, and

Rule 10b-5 promulgated thereunder. Defendants’ motion to dismiss the complaint was filed on August 29, 2025. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, for the six months ended July 31, 2025, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2025	214	$4,239	$(285)	$(1,333)	$2,621
Common shares issued under stock plans	1	(73)	—	—	(73)
Stock-based compensation expense	—	233	—	—	233
Net income	—	—	—	152	152
Other comprehensive income	—	—	37	—	37
Repurchase and retirement of common shares (1)	(1)	(75)	—	(278)	(353)
Balances, April 30, 2025	214	4,324	(248)	(1,459)	2,617
Common shares issued under stock plans	—	(47)	—	—	(47)
Stock-based compensation expense	—	194	—	—	194
Net income	—	—	—	313	313
Other comprehensive income	—	—	(6)	—	(6)
Repurchase and retirement of common shares (1)	(1)	(15)	—	(341)	(356)
Balances, July 31, 2025	213	$4,456	$(254)	$(1,487)	$2,715
 ________________
(1)During the three and six months ended July 31, 2025, Autodesk repurchased 1.2 million and 2.5 million shares at an average repurchase price of $297.59 and $282.39 per share, respectively. At July 31, 2025, $3.17 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors, respectively.

Changes in stockholders' equity by component, net of tax, for the six months ended July 31, 2024, are as follows:

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

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2025:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2025	$24	$20	$(25)	$(304)	$(285)
Other comprehensive (loss) income before reclassifications	(15)	1	1	63	50
Pre-tax loss reclassified from accumulated other comprehensive loss	(17)	—	—	—	(17)
Tax effects	3	—	—	(5)	(2)
Net current period other comprehensive (loss) income	(29)	1	1	58	31
Balances, July 31, 2025	$(5)	$21	$(24)	$(246)	$(254)

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2024:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2024	$23	$20	$(24)	$(253)	$(234)
Other comprehensive income (loss) before reclassifications	2	1	—	(13)	(10)
Pre-tax loss reclassified from accumulated other comprehensive loss	(6)	—	—	—	(6)
Tax effects	1	—	—	—	1
Net current period other comprehensive (loss) income	(3)	1	—	(13)	(15)
Balances, July 31, 2024	$20	$21	$(24)	$(266)	$(249)

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net income	$313	$282	$465	$534
Denominator:
Denominator for basic net income per share—weighted average shares	213	216	214	215
Effect of dilutive securities	2	1	2	2
Denominator for dilutive net income per share	215	217	216	217
Basic net income per share	$1.47	$1.31	$2.17	$2.48
Diluted net income per share	$1.46	$1.30	$2.15	$2.46

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and six months ended July 31, 2025, there were zero and 90 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and six months ended July 31, 2024, there were 194 thousand and 121 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

The following table presents information about Autodesk’s reported segment total net revenue, segment profit, and significant segment expenses:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Total net revenue	$1,763	$1,505	$3,396	$2,922
Less (1):
Cost of subscription and maintenance revenue (2)	103	91	203	182
Cost of other revenue (2)	18	15	38	32
Amortization of developed technologies	23	22	48	39
Marketing and sales (2)	396	405	794	813
Research and development (2)	329	292	634	572
General and administrative (2)	136	134	264	267
Amortization of purchased intangibles	14	13	27	24
Restructuring, other exit costs, and facility reductions	6	—	111	—
New transaction model (3)	103	20	179	32
Stock-based compensation	191	170	421	319
Interest and other (income) expense, net	(12)	(9)	(13)	(19)
Provision for income taxes	143	70	225	127
Consolidated net income	$313	$282	$465	$534
____________________
(1)Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)The amounts of new transaction model and stock-based compensation are excluded from this line and presented separately within this table.
(3)New transaction model costs include sales incentives to solution providers, transaction fees, and internal operating costs.

The following table presents information about Autodesk’s other segment disclosures:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Interest income	$21	$22	$40	$46
Interest expense	19	18	37	36
Depreciation, amortization, and accretion expense	47	46	95	86
Amortization of costs to obtain a contract with a customer	123	44	219	85

Other significant non-cash items include stock-based compensation. See disclosure in table above.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	July 31, 2025	January 31, 2025
Long-lived assets (1):
Americas
U.S.	$139	$170
Other Americas	14	13
Total Americas	153	183
Europe, Middle East, and Africa	58	64
Asia Pacific	47	39
Total long-lived assets	$258	$286
____________________
(1)Long-lived assets exclude deferred tax assets, marketable securities, goodwill, and intangible assets.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Six Months Ended July 31, 2025,” and in “Results of Operations-Overview.” Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effects of global economic conditions, including from global trade wars or an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of restructuring activities; cybersecurity and privacy issues or incidents; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Global Reach

We sell our products and services globally, through a combination of direct and indirect channels. Our direct channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on serving certain Flex and subscription customers through our new transaction model, and business transacted through our online Autodesk branded store. Our indirect channels primarily include distributors, resellers, direct market resellers, volume channel partners, and product-specific resellers. During fiscal 2023, we entered into transition agreements with certain of our distributors, including TD Synnex and Ingram Micro Inc., to provide transition distribution activities for a one-to-two-year period. In fiscal 2025, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. Existing distribution agreements will continue in emerging markets. We transitioned our token-based Flex offerings to the new transaction model in most countries during fiscal 2023 and fiscal 2024. We transitioned most of our subscription offerings in our major markets in fiscal 2025. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. During fiscal 2026, we expect the change in recognition of sales incentives to Solution Providers from contra revenue to operating costs under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and six months ended July 31, 2025 and 2024.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2025

•Total net revenue increased 17% and 16% to $1.76 billion and $3.40 billion during the three and six months ended July 31, 2025, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 98% and 97% for the three and six months ended July 31, 2025, respectively, and 97% for both the three and six months ended July 31, 2024.
•Net revenue retention rate (“NR3”) was above 110%, on a constant currency basis, as of July 31, 2025, and was within the range of 100% and 110%, on a constant currency basis, as of July 31, 2024.
•Deferred revenue was $3.84 billion, a decrease of 7% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $7.30 billion, an increase of 5% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $4.68 billion, an increase of 5% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 17% and 16% during the three and six months ended July 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in subscription revenue. For further discussion of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 16% and 18% of our total net revenue during the three and six months ended July 31, 2025, respectively. Total revenue from TD Synnex accounted for 36% and 37% of Autodesk’s total net revenue during the three and six months ended July 31, 2024, respectively. Our customers through TD Synnex are the resellers and end users who purchase our software subscriptions and services. In connection with our new transaction model, we entered into agreements to provide transition distribution activities with certain distributors and entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. We maintained distribution relationships in emerging markets. We have increased our selling efforts with Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex.

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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2025 and 2024:

	Three Months Ended July 31, 2025	Change compared to prior fiscal year		Three Months Ended July 31, 2024
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,719	$252	17%	$1,467
As a percentage of net revenue	98%	N/A	N/A	97%

	Six Months Ended July 31, 2025	Change compared to prior fiscal year		Six Months Ended July 31, 2024
		$	%
Recurring Revenue (1)	$3,311	$463	16%	$2,848
As a percentage of net revenue	97%	N/A	N/A	97%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was above 110%, on a constant currency basis, as of July 31, 2025, in part due to our new transaction model, and was within the range of 100% and 110%, on a constant currency basis, as of July 31, 2024.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended July 31, 2025			Six Months Ended July 31, 2025
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	17%	18%	Negative	16%	17%	Negative
Total spend	14%	14%	Neutral	19%	20%	Positive
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

(in millions)	July 31, 2025	January 31, 2025
Deferred revenue	$3,844	$4,128
Unbilled deferred revenue	3,453	2,810
RPO	$7,297	$6,938

RPO consisted of the following:

(in millions)	July 31, 2025	January 31, 2025
Current RPO	$4,677	$4,457
Non-current RPO	2,620	2,481
RPO	$7,297	$6,938

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

Balance Sheet and Cash Flow Items

At July 31, 2025, we had $2.52 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $1.02 billion for the six months ended July 31, 2025, compared to $706 million for the six months ended July 31, 2024. We repurchased 3 million shares of our common stock for $709 million during the six months ended July 31, 2025. Comparatively, we repurchased 504 thousand shares of our common stock for $124 million during the six months ended July 31, 2024. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

Maintenance revenue consists of fees for maintenance purchased with software licenses. Under our maintenance plan, customers are eligible to receive unspecified upgrades, when and if available, and technical support. We recognize maintenance revenue ratably over the term of the agreements, which is generally one year.

Other revenue consists of revenue from other products and services and is recognized as the products are delivered and services are performed.

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2025	$	%	July 31, 2024
Net Revenue:
Subscription	$1,658	$250	18%	$1,408	Increase due to growth in subscription renewal revenue from the current subscriber base as compared to the prior period. Also contributing to the growth was an increase in revenue from Cloud Service offerings and EBA offerings.
Maintenance	9	(2)	(18)%	11
Total subscription and maintenance revenue	1,667	248	17%	1,419
Other	96	10	12%	86
	$1,763	$258	17%	$1,505

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2025	$	%	July 31, 2024
Net Revenue:
Subscription	$3,190	$452	17%	$2,738	Increase due to growth in subscription renewal revenue from the current subscriber base as compared to the prior period. Also contributing to the growth was an increase in revenue from Cloud Service offerings and EBA offerings.
Maintenance	17	(5)	(23)%	22
Total subscription and maintenance revenue	3,207	447	16%	2,760
Other	189	27	17%	162
	$3,396	$474	16%	$2,922

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering, Construction and Operations (“AECO”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2025	$	%	July 31, 2024
Net Revenue by Product Family:
AECO	$878	$165	23%	$713	Increase due to growth in revenue from AEC Collections, EBA offerings, and Autodesk Construction Cloud.
AutoCAD and AutoCAD LT	440	51	13%	389	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	334	38	13%	296	Increase due to growth in revenue from MFG Collections, Inventor, and Fusion.
M&E	80	3	4%	77	Increase due to lower contra revenue, driven by the adoption of the new transaction model.
Other	31	1	3%	30
Total Net Revenue	$1,763	$258	17%	$1,505

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2025	$	%	July 31, 2024
Net Revenue by Product Family:
AECO	$1,687	$300	22%	$1,387	Increase due to growth in revenue from AEC Collections, Revit, Autodesk Build, and EBA offerings.
AutoCAD and AutoCAD LT	851	86	11%	765	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	643	79	14%	564	Increase due to growth in revenue from MFG Collections, Fusion, and Inventor.
M&E	156	8	5%	148	Increase due to revenue from PIX acquisition and EBA offerings.
Other	59	1	2%	58
Total Net Revenue	$3,396	$474	16%	$2,922

Net Revenue by Geographic Area

	Three Months Ended July 31, 2025	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended July 31, 2024
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$629	$86	16%	*	$543
Other Americas	157	38	32%	*	119
Total Americas	786	124	19%	19%	662
EMEA	675	105	18%	19%	570
APAC	302	29	11%	14%	273
Total Net Revenue	$1,763	$258	17%	18%	$1,505

	Six Months Ended July 31, 2025	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2024
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$1,214	$162	15%	*	$1,052
Other Americas	297	68	30%	*	229
Total Americas	1,511	230	18%	18%	1,281
EMEA	1,302	198	18%	18%	1,104
APAC	583	46	9%	12%	537
Total Net Revenue	$3,396	$474	16%	17%	$2,922
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(In millions, except percentages)	July 31, 2025	$	%	July 31, 2024
Net Revenue by Sales Channel:
Indirect	$676	$(232)	(26)%	$908
Direct	1,087	490	82%	597
Total Net Revenue	$1,763	$258	17%	$1,505

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended
	July 31, 2025	$	%	July 31, 2024
Net Revenue by Sales Channel:
Indirect	$1,418	$(370)	(21)%	$1,788
Direct	1,978	844	74%	1,134
Total Net Revenue	$3,396	$474	16%	$2,922

For the three months ended July 31, 2025 and 2024, approximately 62% and 40%, respectively, of our revenue was derived from direct sales to customers. For the six months ended July 31, 2025 and 2024, approximately 58% and 39%, respectively, of our revenue was derived from direct sales to customers. With the continued growth of our online Autodesk branded store and the introduction of our new transaction model, we have been decreasing our sales through resellers and distributors and transacting directly with more end customers. We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers, particularly in emerging regions.

Net Revenue by Product Type

	Three Months Ended July 31, 2025	Change compared to prior fiscal year		Three Months Ended July 31, 2024
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,472	$215	17%	$1,257	Increase primarily due to growth in AEC collections, EBA offerings, AutoCAD, AutoCAD LT, and MFG collections.
Make	194	32	20%	162	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion.
Other	97	11	13%	86
Total Net Revenue	$1,763	$258	17%	$1,505

	Six Months Ended July 31, 2025	Change compared to prior fiscal year		Six Months Ended July 31, 2024
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$2,833	$380	15%	$2,453	Increase primarily due to growth in AEC collections, EBA offerings, AutoCAD, AutoCAD LT, and MFG collections.
Make	373	66	21%	307	Increase primarily due to growth in revenue from Autodesk Construction Cloud, Fusion and PIX.
Other	190	28	17%	162
Total Net Revenue	$3,396	$474	16%	$2,922

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2025	$	%	July 31, 2024
Cost of revenue:
Subscription and maintenance	$114	$14	14%	$100	Increase primarily due to an increase in cloud hosting costs and employee-related costs.
Other	22	4	22%	18	Increase primarily due to employee-related costs driven by higher headcount.
Amortization of developed technologies	23	1	5%	22	Amortization of developed technologies remained flat period over period.
Total cost of revenue	$159	$19	14%	$140

Operating expenses:
Marketing and sales	$559	$79	16%	$480	Increase primarily due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model and an increase in marketing campaign costs partially offset by a decrease in employee-related costs.
Research and development	413	45	12%	368	Increase primarily due to an increase in employee-related costs driven by higher headcount and an increase in cloud hosting costs.
General and administrative	168	7	4%	161	Increase primarily due to charitable contributions to the Autodesk Foundation and an increase in employee-related costs.
Amortization of purchased intangibles	14	1	8%	13	Amortization of purchased intangibles remained flat period over period.
Restructuring, other exit costs, and facility reductions	6	6	NM (1)	—
The increase is due to the restructuring plan initiated during the first quarter of fiscal 2026. See Part I, Item 1, “Financial Statements, Note 16, “Restructuring, other exit costs, and facility reductions” for more details.

Total operating expenses	$1,160	$138	14%	$1,022

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2025	$	%	July 31, 2024
Cost of revenue:
Subscription and maintenance	$225	$25	13%	$200	Increase primarily due to an increase in cloud hosting costs and employee-related costs.
Other	46	8	21%	38	Increase primarily due to employee-related costs driven by higher headcount.
Amortization of developed technologies	48	9	23%	39	Increase is primarily due to amortization of acquired developed technologies as a result of acquisitions in fiscal 2025.
Total cost of revenue	$319	$42	15%	$277

Operating expenses:

Marketing and sales	$1,125	$176	19%	$949	Increase primarily due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model and the cumulative adjustment related to the Company’s Employee Stock Purchase Plan (see Part I, Item 1, “Financial Statements, Note 6, “Equity Compensation” for more details) partially offset by a decrease in employee-related costs.
Research and development	807	93	13%	714	Increase primarily due to employee-related costs driven by higher headcount, the cumulative adjustment related to the Company’s Employee Stock Purchase Plan (see Part I, Item 1, “Financial Statements, Note 6, “Equity Compensation” for more details) and an increase in cloud hosting costs.
General and administrative	330	14	4%	316	Increase primarily due to an increase in stock-based compensation expense, professional fees and charitable contributions to the Autodesk Foundation partially offset by a decrease in acquisition-related costs.
Amortization of purchased intangibles	27	3	13%	24	The increase is primarily due to amortization of acquired intangibles as a result of acquisitions in fiscal 2025.
Restructuring, other exit costs, and facility reductions	111	111	NM (1)	—
The increase is due to the restructuring plan initiated during the first quarter of fiscal 2026. See Part I, Item 1, “Financial Statements, Note 16, “Restructuring, other exit costs, and facility reductions” for more details.

Total operating expenses	$2,400	$397	20%	$2,003
_______________
(1)Not meaningful

The following table highlights our expectation for the absolute dollar change between the third quarter of fiscal 2026, as compared to the third quarter of fiscal 2025:

	Absolute dollar impact	Management Comments
Cost of revenue	Increase	We expect our cost of revenue to increase as our revenue grows.
Marketing and sales	Increase	We expect marketing and sales expenses to increase with the recognition of Solution Provider commissions under our new transaction model, partially offset by savings from the restructuring initiated in fiscal 2026.
Research and development	Increase	We expect our research and development expenses to increase as we continue our investments in cloud, platform, and artificial intelligence partially offset by savings from the restructuring initiated in fiscal 2026.
General and administrative	Decrease	We expect general and administrative expenses to slightly decrease as we gain operational leverage.
Amortization of purchased intangibles	Flat	We expect our amortization of purchased intangibles to remain unchanged.
Restructuring, other exit costs, and facility reductions	Increase	We expect restructuring, other exit costs, and facility reductions to increase as compared to the third quarter of fiscal 2025 for remaining charges related to the restructuring plan initiated during the first quarter of fiscal 2026.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2025	2024	2025	2024
Interest and investment (loss) income, net	$11	$11	$9	$19
Gain on foreign currency	1	2	4	3
Loss on strategic investments	(1)	(6)	(2)	(6)
Other income	1	2	2	3
Interest and other income, net	$12	$9	$13	$19

Interest and other income, net, increased by $3 million during the three months ended July 31, 2025 and decreased by $6 million during the six months ended July 31, 2025, as compared to the same periods in the prior fiscal year. The increase in the three months ended July 31, 2025, as compared to the same period in the prior fiscal year was primarily due to a decrease in losses on strategic investment equity securities. The decrease in the six months ended July 31, 2025, as compared to the same period in the prior fiscal year was primarily due to a decrease in interest income in the current period and a decrease in gains for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans as compared to the same period in the prior fiscal year.

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

Provision for Income Taxes

We had income tax expense of $143 million, relative to pre-tax income of $456 million for the three months ended July 31, 2025, and income tax expense of $70 million, relative to pre-tax income of $352 million for the three months ended July 31, 2024. Income tax expense for the three months ended July 31, 2025, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, and tax credits.

We had income tax expense of $225 million, relative to pre-tax income of $690 million for the six months ended July 31, 2025, and income tax expense of $127 million, relative to pre-tax income of $661 million for the six months ended July 31, 2024. Income tax expense for the six months ended July 31, 2025, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, and tax credits.

The income tax expense for both the three and the six months ended July 31, 2025, increased compared to the corresponding periods in fiscal year 2024, primarily due to the election made in the U.S. regarding the timing of taxation of revenue, which reduced the taxable benefit arising from foreign-derived deduction-eligible income (“FDDEI”) and increased tax expense associated with NCTI due to the tax law change to full expensing of U.S. research and development expenses under the One Big Beautiful Bill Act (“OBBBA”).

The U.S. Tax Cut and Jobs Act (“Tax Act”) enacted on December 22, 2017, requires taxpayers to capitalize and amortize research and development expenses over five or fifteen years beginning in fiscal 2023. On July 4, 2025, the enactment of the OBBBA permanently eliminated the requirement to capitalize and amortize U.S. research and development expenses, thus, reducing the capitalization requirement to foreign research and development expenses only. In addition to this change, the OBBBA includes a broad range of tax reform provisions initially established by the Tax Act. The OBBBA has multiple effective dates, with certain provisions effective in fiscal year 2026 and others effective in fiscal year 2027.

We have reasonably estimated the tax effects of OBBBA and included the impact in our provision for income taxes as of July 31, 2025. In addition, we anticipate future cash tax savings, as a result of the full expensing of U.S. research and development expenses under the OBBBA.

We filed an election in the U.S. for fiscal year 2026 that will more closely align the timing of taxation of our revenue with our U.S. GAAP revenue recognition principles. The impact of this election reduces our estimated tax payments and increases our provision for income taxes due to the loss of taxation benefits through FDDEI and NCTI tax regimes.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and six months ended July 31, 2025 and 2024, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(Unaudited)
Gross profit	$1,604	$1,365	$3,077	$2,645
Non-GAAP gross profit	$1,640	$1,398	$3,151	$2,706
Income from operations	$444	$343	$677	$642
Non-GAAP income from operations	$681	$560	$1,289	$1,050
Operating margin	25%	23%	20%	22%
Non-GAAP operating margin	39%	37%	38%	36%
Net income	$313	$282	$465	$534
Non-GAAP net income	$563	$466	$1,057	$871
GAAP diluted net income per share	$1.46	$1.30	$2.15	$2.46
Non-GAAP diluted net income per share	$2.62	$2.15	$4.89	$4.01

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	(Unaudited)
Gross profit	$1,604	$1,365	$3,077	$2,645
Stock-based compensation expense	15	12	30	24
Amortization of developed technologies	21	21	44	37
Non-GAAP gross profit	$1,640	$1,398	$3,151	$2,706

Income from operations	$444	$343	$677	$642
Stock-based compensation expense	191	170	421	319
Amortization of purchased intangibles and developed technologies	34	34	69	61
Acquisition-related costs	6	13	11	28
Restructuring, other exit costs, and facility reductions	6	—	111	—
Non-GAAP income from operations	$681	$560	$1,289	$1,050

Operating margin	25%	23%	20%	22%
Stock-based compensation expense	11%	11%	12%	11%
Amortization of purchased intangibles and developed technologies	2%	2%	2%	2%
Acquisition-related costs	—%	1%	—%	1%
Restructuring, other exit costs, and facility reductions	—%	—%	3%	—%
Non-GAAP operating margin (1)	39%	37%	38%	36%

Net income	$313	$282	$465	$534
Stock-based compensation expense	191	170	421	319
Amortization of purchased intangibles and developed technologies	34	34	69	61
Acquisition-related costs	6	13	11	28
Restructuring, other exit costs, and facility reductions	6	—	111	—
Loss on strategic investments and dispositions, net	1	6	2	6
Income tax adjustments	12	(39)	(22)	(77)
Non-GAAP net income	$563	$466	$1,057	$871

Diluted net income per share	$1.46	$1.30	$2.15	$2.46
Stock-based compensation expense	0.89	0.78	1.95	1.47
Amortization of purchased intangibles and developed technologies	0.15	0.16	0.32	0.28
Acquisition-related costs	0.03	0.06	0.05	0.13
Restructuring, other exit costs, and facility reductions	0.03	—	0.52	—
Loss on strategic investments and dispositions, net	—	0.03	—	0.03
Income tax adjustments	0.06	(0.18)	(0.10)	(0.36)
Non-GAAP diluted net income per share	$2.62	$2.15	$4.89	$4.01
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

At July 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.52 billion, net accounts receivable of $532 million, and our revolving loan facility.

In May 2025, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions. The proceeds from the 2025 Credit Agreement are available for working capital and general corporate purposes. At July 31, 2025,

Autodesk had no outstanding borrowings under the 2025 Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and additional information with respect to the 2025 Credit Agreement. If we are unable to remain in compliance with the covenants under the 2025 Credit Agreement, we will not be able to draw on our revolving credit facility. Additionally, as of September 2, 2025, we have no amounts outstanding under the 2025 Credit Agreement.

As of July 31, 2025, we have $2.50 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of July 31, 2025, approximately 49% of our total cash and cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Six Months Ended July 31,
(in millions)	2025	2024
Net cash provided by operating activities	$1,024	$706
Net cash provided by (used in) investing activities	8	(864)
Net cash used in financing activities	(634)	(221)

Net cash provided by operating activities of $1,024 million for the six months ended July 31, 2025, primarily consisted of $465 million of our net income adjusted for $885 million non-cash items such as stock-based compensation expense, restructuring, other exit costs, and facility reductions, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. The decrease in working capital is primarily due to a negative change in prepaid expenses and other assets of $539 million, and a decrease in deferred revenue of $287 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter, partially offset by the change in accounts receivable of $476 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by operating activities of $706 million for the six months ended July 31, 2024, primarily consisted of $534 million of our net income adjusted for $442 million non-cash items such as stock-based compensation expense, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. The decrease in working capital is primarily due to a decrease in deferred revenue of $577 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter partially offset by the change in accounts receivable of $477 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by investing activities was $8 million for the six months ended July 31, 2025, primarily due to sales and maturities of marketable securities partially offset by purchases of marketable securities. Net cash used in investing activities was $864 million for the six months ended July 31, 2024, primarily due to business combinations, net of cash acquired, and purchases of marketable securities partially offset by the sales and maturities of marketable securities.

Net cash used in financing activities was $634 million for the six months ended July 31, 2025, primarily due to the repurchases of common stock and payment of notes payable due in June 2025 partially offset by the proceeds from the issuance of notes payable due in June 2035. Net cash used in financing activities was $221 million for the six months ended July 31, 2024, primarily due to taxes paid related to net share settlement of equity awards and repurchases of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended July 31, 2025:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
May 1 - May 31	342	$291.46	342	$8,428
June 1 - June 30	388	299.31	388	$8,312
July 1 - July 31	456	300.74	456	$8,175
Total	1,186	$297.59	1,186
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.
(2)These amounts correspond to the plans publicly announced and approved by the Board of Directors in November 2022 and November 2024 that each authorized the repurchase of $5 billion. At July 31, 2025, $3.17 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs, respectively. The plans do not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 18, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Product Family: A grouping of related products or solutions that address specific industry or market needs, customer types, or use cases, or share core underlying technology or deployment models. Where a customer has a right to use different products over time, Autodesk may classify amounts to a single product family based on the customer’s primary industry or use case, or to product family other, or allocate the amounts across product families using estimates.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2025, and January 31, 2025, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Euros, Japanese yen, British pounds, Singapore dollars, Australian dollars, Swiss francs, and Indian rupees. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	July 31, 2025		January 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,470	$6	$1,152	$(20)
Sold	1,425	10	1,894	8
Option Contracts:
Purchased	1,704	13	1,269	24
Sold	1,802	(27)	1,349	(5)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2025, and January 31, 2025, would increase the fair value of our foreign currency contracts by $117 million and $209 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2025, and January 31, 2025, would decrease the fair value of our foreign currency contracts by $130 million and $116 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At July 31, 2025, we had $1.79 billion of cash equivalents and marketable securities, including $233 million classified as short-term marketable securities and $282 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In early March 2024, the Audit Committee of Autodesk’s Board of Directors commenced an internal investigation with the assistance of outside counsel and advisors regarding the Company’s free cash flow and non-GAAP operating margin practices (the “Internal Investigation”). On March 8, 2024, the Company voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) to inform it of the Internal Investigation. On April 3, 2024, the United States Attorney’s Office for the Northern District of California (“USAO”) contacted the Company regarding the Internal Investigation. The Company cooperated with the SEC and USAO, including by providing certain documents and information. On August 19, 2025, the SEC notified the Company that it was closing its matter. On August 21, 2025, the USAO notified the Company that it was closing its matter as well.

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against Autodesk, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after Autodesk’s announcement of the Internal Investigation, generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On November 25, 2024, Defendants filed a motion to dismiss the complaint. On July 18, 2025, the Court granted defendants’ motion to dismiss with leave to amend. On August 8, 2025, plaintiffs filed an amended complaint, which purports to assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Defendants’ motion to dismiss the complaint was filed on August 29, 2025. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

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

International net revenue represented 64% of our net revenue during both the six months ended July 31, 2025 and 2024. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2025 and 2024, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 25% and 26% of our total net revenue, respectively.

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

Autodesk voluntarily contacted the Securities and Exchange Commission (the “SEC”) to advise it that an internal investigation was ongoing. In addition, the United States Attorney’s Office for the Northern District of California contacted us regarding the Audit Committee investigation. We cooperated with the SEC and USAO, including by providing certain documents and information. On August 19, 2025, the SEC notified us that it was closing its matter. On August 21, 2025, the USAO notified us that it was closing its matter as well. We cannot guarantee that we will not receive inquiries from other regulatory authorities regarding the investigation, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC or other regulatory authorities, or future claims or proceedings or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. We can provide no assurances as to the outcome of any governmental investigation.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the six months ended July 31, 2025 and 2024, approximately 42% and 61%, respectively, of our revenue was derived from indirect channel sales primarily through distributors and resellers. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 18% and 37% of our total net revenue for the six months ended July 31, 2025 and 2024, respectively. In connection with our new transaction model, we entered into agreements to provide transition distribution activities with certain distributors and entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. In connection with such transition agreements, we intend to increase our selling efforts with resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex will be able to continue to do so, and following the transition period, we believe such end users will be able to continue to purchase our products from certain resellers or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex was to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

We have $2.50 billion of principal debt, consisting of notes due at various times from June 2027 to June 2035, as of July 31, 2025, as described in Part I, Item 1. In May 2025, we also entered into the 2025 Credit Agreement, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions, as described in Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements”. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are required to comply with the covenants set forth in the 2025 Credit Agreement. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the 2025 Credit Agreement described in Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” and the lenders under the 2025 Credit Agreement could declare any outstanding indebtedness under the 2025 Credit Agreement immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under the 2025 Credit Agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended July 31, 2025.

The information concerning issuer purchases of equity securities required by this Item is incorporated by reference herein to the section of this Report entitled “Issuer Purchases of Equity Securities” in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” above.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended July 31, 2025, the following officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 5, 2025, Steve Blum, our Chief Operating Officer, adopted a new Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 22,420 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 12, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date
4.1	Sixth Supplemental Indenture, dated June 6, 2025, by and between Autodesk, Inc. and U.S. Bank Trust Company, National Association		8-K	000-14338	4.1	June 6, 2025

4.2	Form of Note for Autodesk, Inc.’s 5.300% Notes due 2035 (incorporated by reference from Exhibit 4.1 hereto)		8-K	000-14338	4.2	June 6, 2025

10.1*	Autodesk, Inc. 2022 Equity Incentive Plan As Amended and Restated		8-K	000-14338	10.1	June 20, 2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS ††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	Inline XBRL Taxonomy Extension Schema

101.CAL ††	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	Inline XBRL Taxonomy Definition Linkbase

101.LAB ††	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE ††	Inline XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File - the cover page interactive date is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 2, 2025

AUTODESK, INC.
(Registrant)

/s/ JANESH MOORJANI
Janesh Moorjani
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)