Form 10-Q
period 2025-10-31
Autodesk, Inc.
filed 2025-11-26
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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

As of November 20, 2025, registrant had outstanding 212 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net revenue:
Subscription	$1,734	$1,457	$4,924	$4,195
Maintenance	8	9	25	31
Total subscription and maintenance revenue	1,742	1,466	4,949	4,226
Other	111	104	300	266
Total net revenue	1,853	1,570	5,249	4,492
Cost of revenue:
Cost of subscription and maintenance revenue	118	105	343	305
Cost of other revenue	22	19	68	57
Amortization of developed technologies	25	23	73	62
Total cost of revenue	165	147	484	424
Gross profit	1,688	1,423	4,765	4,068
Operating expenses:
Marketing and sales	612	525	1,737	1,474
Research and development	416	378	1,223	1,092
General and administrative	172	161	502	477
Amortization of purchased intangibles	13	13	40	37
Restructuring, other exit costs, and facility reductions	5	—	116	—
Total operating expenses	1,218	1,077	3,618	3,080
Income from operations	470	346	1,147	988
Interest and other (loss) income, net	(2)	5	11	24
Income before income taxes	468	351	1,158	1,012
Provision for income taxes	(125)	(76)	(350)	(203)
Net income	$343	$275	$808	$809
Basic net income per share	$1.61	$1.28	$3.79	$3.76
Diluted net income per share	$1.60	$1.27	$3.76	$3.73
Weighted average shares used in computing basic net income per share	213	215	213	215
Weighted average shares used in computing diluted net income per share	215	217	215	217

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income	$343	$275	$808	$809
Other comprehensive income (loss), net of reclassifications:
Net loss on derivative instruments (net of tax effect of $2, $2, $5, and $3, respectively)	(10)	(12)	(39)	(15)
Change in net unrealized loss on available-for-sale debt securities (net of tax effect of zero for all periods presented)	2	(2)	3	(1)
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	—	—	1	—
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of $(4), $(1), $(9), and $(1), respectively)	(1)	3	57	(10)
Total other comprehensive income (loss)	(9)	(11)	22	(26)
Total comprehensive income	$334	$264	$830	$783

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	October 31, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,989	$1,599
Marketable securities	300	287
Accounts receivable, net	806	1,008
Prepaid expenses and other current assets	800	588
Total current assets	3,895	3,482
Long-term marketable securities	302	267
Computer equipment, software, furniture and leasehold improvements, net	118	117
Operating lease right-of-use assets	152	169
Intangible assets, net	493	574
Goodwill	4,278	4,242
Deferred income taxes, net	936	1,205
Long-term other assets	1,024	777
Total assets	$11,198	$10,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384	$242
Accrued compensation	442	506
Accrued income taxes	98	62
Deferred revenue	3,577	3,787
Operating lease liabilities	57	58
Current portion of long-term notes payable, net	—	300
Other accrued liabilities	177	196
Total current liabilities	4,735	5,151
Long-term deferred revenue	269	341
Long-term operating lease liabilities	195	214
Long-term income taxes payable	216	200
Long-term deferred income taxes	27	32
Long-term notes payable, net	2,482	1,987
Long-term other liabilities	381	287
Stockholders’ equity:
Common stock and additional paid-in capital	4,588	4,239
Accumulated other comprehensive loss	(263)	(285)
Accumulated deficit	(1,432)	(1,333)
Total stockholders’ equity	2,893	2,621
Total liabilities and stockholders’ equity	$11,198	$10,833

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended October 31,
	2025	2024
Operating activities:
Net income	$808	$809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	145	134
Stock-based compensation expense	607	497
Amortization of costs to obtain a contract with a customer	364	136
Deferred income taxes	271	(60)
Restructuring, other exit costs, and facility reductions	19	—
Other	7	(7)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	202	177
Prepaid expenses and other assets	(819)	(221)
Accounts payable and other liabilities	95	1
Deferred revenue	(286)	(612)
Accrued income taxes	50	61
Net cash provided by operating activities	1,463	915
Investing activities:
Purchases of marketable securities	(622)	(632)
Sales and maturities of marketable securities	583	690
Capital expenditures	(26)	(26)
Purchases of intangible assets	(27)	(57)
Business combinations, net of cash acquired	—	(801)
Other investing activities	(9)	(10)
Net cash used in investing activities	(101)	(836)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	137	121
Taxes paid related to net share settlement of equity awards	(238)	(208)
Repurchases of common stock	(1,071)	(443)
Proceeds from debt, net of discount	499	—
Repayment of debt	(300)	—
Other financing activities	(6)	—
Net cash used in financing activities	(979)	(530)
Effect of exchange rate changes on cash and cash equivalents	7	(4)
Net increase (decrease) in cash and cash equivalents	390	(455)
Cash and cash equivalents at beginning of period	1,599	1,892
Cash and cash equivalents at end of period	$1,989	$1,437

Supplemental cash flow disclosure:
Non-cash financing activities:
Fair value of common stock issued to settle liability-classified restricted common stock	$—	$3

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of October 31, 2025, and for the three and nine months ended October 31, 2025 and 2024, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and nine months ended October 31, 2025, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2026, or for any other period. Further, the balance sheet as of January 31, 2025, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2025. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed on March 6, 2025.

2. Recently Issued Accounting Standards

Recently Issued Accounting Standards Not Yet Adopted

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)” (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. ASU 2025-06 eliminates accounting consideration of software development “stages”. Cost capitalization will now begin solely when (1) management has authorized and committed to funding the software project, and (2) it is probable the project will be completed and the software used to perform its intended function (the probable-to-complete threshold). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The amendments in ASU 2025-06 supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. ASU 2025-06 is effective for Autodesk’s fiscal year beginning February 1, 2028, and interim periods within that fiscal year. Early adoption is permitted. Autodesk is currently evaluating the effect of adopting ASU 2025-06 on its consolidated financial statements.

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

There have been no other recent accounting pronouncements during the nine months ended October 31, 2025, that may have a material impact on our financial position or results of operations.

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

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, sales channel, and product type is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net revenue by product family:
Architecture, Engineering, Construction and Operations	$921	$751	$2,608	$2,138
AutoCAD and AutoCAD LT	458	398	1,309	1,163
Manufacturing	355	307	998	871
Media and Entertainment	86	83	242	231
Other	33	31	92	89
Total net revenue	$1,853	$1,570	$5,249	$4,492

Net revenue by geographic area:
Americas
U.S.	$666	$579	$1,880	$1,631
Other Americas	154	126	451	355
Total Americas	820	705	2,331	1,986
Europe, Middle East and Africa	715	580	2,017	1,684
Asia Pacific	318	285	901	822
Total net revenue	$1,853	$1,570	$5,249	$4,492

Net revenue by sales channel:
Indirect	$626	$908	$2,044	$2,696
Direct	1,227	662	3,205	1,796
Total net revenue	$1,853	$1,570	$5,249	$4,492

Net revenue by product type:
Design	$1,537	$1,295	$4,371	$3,748
Make	205	171	578	478
Other	111	104	300	266
Total net revenue	$1,853	$1,570	$5,249	$4,492
Payments for subscriptions are typically due in annual installments or upfront. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of October 31, 2025, Autodesk had remaining performance obligations of $7.36 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $4.83 billion or 66% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.53 billion or 34% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of October 31, 2025 and January 31, 2025. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended October 31, 2025 and 2024, that was included in the deferred revenue balances at January 31, 2025 and 2024, was $843 million and $790 million, respectively. Revenue recognized during the nine months ended October 31, 2025 and 2024, that was included in the deferred revenue balances at January 31, 2025 and 2024, was $3.33 billion and $3.00 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

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

Total revenue from the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 12% and 16% of Autodesk’s total net revenue during the three and nine months ended October 31, 2025, respectively. Total revenue from TD Synnex accounted for 33% and 35% of Autodesk’s total net revenue during the three and nine months ended October 31, 2024, respectively. The majority of the net revenue from sales to TD Synnex is from sales outside of the United States. In addition, TD Synnex accounted for 7% and 5% of trade accounts receivable at October 31, 2025, and January 31, 2025, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of October 31, 2025, and January 31, 2025:

	October 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$1,001	$—	$—	$1,001
Commercial paper	154	—	—	154
Certificates of deposit	48	—	—	48
U.S. government securities	18	—	—	18
Other (2)	4	—	—	4
Marketable securities:
Short-term
Corporate debt securities	55	—	—	55
U.S. government securities	70	—	—	70
Commercial paper	116	—	—	116
Asset-backed securities	27	—	—	27
Certificates of deposit	18	—	—	18
Agency mortgage-backed securities	11	—	—	11
Other (3)	3	—	—	3
Long-term
Corporate debt securities	128	1	—	129
Asset-backed securities	72	—	—	72
U.S. government securities	63	—	—	63
Agency mortgage-backed securities	28	—	—	28
Other (4)	10	—	—	10
Mutual funds (5) (6)	114	25	—	139
Total	$1,940	$26	$—	$1,966
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency discount notes.
(3)Primarily consists of agency discount notes.
(4)Primarily consists of agency collateralized mortgage obligations and agency bonds.
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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of October 31, 2025:

Fair Value
Due within 1 year	$267
Due after 1 year through 5 years	314
Due after 5 years through 10 years	15
Due after 10 years	6
Total	$602

As of both October 31, 2025, and January 31, 2025, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the nine months ended October 31, 2025.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both October 31, 2025, and January 31, 2025. There were no write offs of accrued interest receivables for both the nine months ended October 31, 2025 and 2024.

There were no material realized gains or losses for the sales or redemptions of marketable debt securities during both the three and nine months ended October 31, 2025 and 2024. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other (loss) income, net” on the Company's Condensed Consolidated Statements of Operations.

Strategic investments in equity securities

As of October 31, 2025, and January 31, 2025, Autodesk had $156 million and $168 million in direct investments in privately held companies, respectively. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other (loss) income, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Nine Months Ended October 31,		Cumulative Amount as of
	2025	2024	October 31, 2025
Upward adjustments	$—	$—	$29
Negative adjustments, including impairments	(15)	(7)	(137)
Net unrealized adjustments	$(15)	$(7)	$(108)

Realized gains for the disposition of strategic investment equity securities for both the three and nine months ended October 31, 2025 and 2024 were immaterial.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of October 31, 2025, and January 31, 2025:

	October 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$1,001	$—	$—	$1,001
Commercial paper	—	154	—	154
Certificates of deposit	—	48	—	48
U.S. government securities	—	18	—	18
Other (2)	—	4	—	4
Marketable securities:
Short-term
Corporate debt securities	—	55	—	55
U.S. government securities	—	70	—	70
Commercial paper	—	116	—	116
Asset-backed securities	—	27	—	27
Certificates of deposit	—	18	—	18
Agency mortgage-backed securities	—	11	—	11
Other (3)	—	3	—	3
Long-term
Corporate debt securities	—	129	—	129
Asset-backed securities	—	72	—	72
U.S. government securities	—	63	—	63
Agency mortgage-backed securities	—	28	—	28
Other (4)	—	10	—	10
Long-term other assets:
Mutual funds (5)(6)	139	—	—	139
Derivative assets:
Derivative contract assets (6)	—	29	—	29
Derivative liabilities:
Derivative contract liabilities (7)	—	(25)	—	(25)
Total	$1,140	$830	$—	$1,970
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency discount notes.
(3)Primarily consists of agency discount notes.
(4)Primarily consists of agency collateralized mortgage obligations and agency bonds.
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the nine months ended October 31, 2025, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2025	5,188	$229.09
Granted	2,767	264.79
Vested	(2,576)	224.50
Canceled/Forfeited	(429)	233.23
Performance Adjustment (1)	6	275.23
Unvested restricted stock units at October 31, 2025	4,956	$252.28
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2025 performance period. The performance stock units were attained at rates ranging from 95% to 108% of the target award.

The fair value of the shares vested during the nine months ended October 31, 2025 and 2024, was $730 million and $634 million, respectively.

During the nine months ended October 31, 2025, Autodesk granted 2 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $151 million and $152 million during the three months ended October 31, 2025 and 2024, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $449 million and $432 million during the nine months ended October 31, 2025 and 2024, respectively.

During the nine months ended October 31, 2025, Autodesk granted 332 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance and service period. The performance criteria for the majority of the performance stock units are based on revenue and non-GAAP operating income less stock-based compensation expense goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

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

The performance criteria for the performance stock units vested during the nine months ended October 31, 2025, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $19 million and $22 million for the three months ended October 31, 2025 and 2024, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $58 million and $36 million for the nine months ended October 31, 2025 and 2024, respectively.

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

A summary of the ESPP activity for the nine months ended October 31, 2025 and 2024, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Issued shares (in thousands)	280	299	623	732
Average price of issued shares	$220.90	$167.45	$219.42	$165.89
Weighted average grant date fair value of shares granted under the ESPP (1)	$90.23	$78.92	$85.48	$78.93
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended October 31, 2025 and 2024, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Cost of subscription and maintenance revenue	$10	$9	$32	$27
Cost of other revenue	4	3	12	9
Marketing and sales	61	64	224	178
Research and development	84	80	257	222
General and administrative	27	25	82	64
Stock-based compensation expense related to stock awards and ESPP purchases	$186	$181	$607	$500

 During the nine months ended October 31, 2025, Autodesk recorded $54 million in stock-based compensation expense reflecting a cumulative adjustment since fiscal 1999 related to the Company’s ESPP. The differences were not material to any prior interim or annual periods, nor to the current fiscal year.

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

	Three Months Ended October 31, 2025		Three Months Ended October 31, 2024
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatility	N/A	28.3 - 29.6%	N/A	29.1 - 32.0%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	N/A	3.6 - 3.8%	N/A	3.6 - 4.6%

	Nine Months Ended October 31, 2025		Nine Months Ended October 31, 2024
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatilities	29.7 - 33.4%	28.3 - 29.6%	29.4 - 31.4%	28.7 - 34.5%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	3.8 - 4.1%	3.6 - 4.3%	5.2%	3.6 - 5.4%
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

7. Income Tax

 Autodesk had income tax expense of $125 million, relative to pre-tax income of $468 million for the three months ended October 31, 2025, and income tax expense of $76 million, relative to pre-tax income of $351 million for the three months ended October 31, 2024. Our effective tax rate for the three months ended October 31, 2025, differs from the U.S. federal statutory rate of 21% primarily due to tax on net controlled foreign corporation tested income (“NCTI”) and withholding tax, offset by varying tax rates on foreign earnings, tax deductible stock-based compensation, and tax credits.

Autodesk had income tax expense of $350 million, relative to pre-tax income of $1.16 billion for the nine months ended October 31, 2025, and income tax expense of $203 million, relative to pre-tax income of $1.01 billion for the nine months ended October 31, 2024. Our effective tax rate for the nine months ended October 31, 2025, differs from the U.S. federal statutory rate of 21% primarily due to tax on NCTI, a nondeductible cumulative adjustment of stock-based compensation related to the Company’s ESPP, and withholding tax, offset by varying tax rates on foreign earnings, tax deductible stock-based compensation, and tax credits.

 Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company continues to retain a valuation allowance against New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in Australia and the U.S., as we do not have sufficient income of the appropriate character to benefit from these deferred tax assets.

8. Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of October 31, 2025, and January 31, 2025:

	October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$743	$(520)	$223
Developed technologies	1,181	(922)	259
Trade names and patents	122	(118)	4
Other	9	(2)	7
Total intangible assets	$2,055	$(1,562)	$493

	January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$735	$(480)	$255
Developed technologies	1,154	(849)	305
Trade names and patents	122	(115)	7
Other	7	—	7
Total intangible assets	$2,018	$(1,444)	$574

9. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $371 million and $327 million at October 31, 2025, and January 31, 2025, respectively. Accumulated amortization was $163 million and $136 million at October 31, 2025, and January 31, 2025, respectively. Amortization expense for the three months ended October 31, 2025 and 2024, was $11 million and $15 million, respectively. Amortization expense for the nine months ended October 31, 2025 and 2024, was $31 million and $45 million, respectively.

10. Goodwill

Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the nine months ended October 31, 2025, (in millions):

Balance as of January 31, 2025 (1)	$4,242
Effect of foreign currency translation	36
Balance as of October 31, 2025 (1)	$4,278
_______________
(1)Accumulated impairment losses as of both January 31, 2025 and October 31, 2025, were $149 million.

11. Deferred Compensation

At October 31, 2025, Autodesk had investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans and a corresponding deferred compensation liability totaling $139 million. Of this amount, $14 million was classified as current and $125 million was classified as non-current in the Condensed Consolidated Balance Sheets. Of the $118 million related to the investments in a rabbi trust as of January 31, 2025, $12 million was classified as current and $106 million was classified as non-current. The current and non-current asset portions of the investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans are recorded in the Condensed Consolidated Balance Sheets under “Prepaid expenses and other current assets” and “Long-term other assets,” respectively. The current and non-current portions of the liability are recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation” and “Long-term other liabilities,” respectively.

Costs to obtain a contract with a customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $755 million as of October 31, 2025, and $467 million as of January 31, 2025. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheet. Of the total amount as of October 31, 2025, $417 million was recorded in “Prepaid expenses and other current assets” and $338 million was recorded in “Long-term other assets” in the Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $145 million and $364 million during the three and nine months ended October 31, 2025, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $51 million and $136 million during the three and nine months ended October 31, 2024, respectively. Autodesk did not recognize any contract cost impairment losses during the three and nine months ended October 31, 2025 and 2024.

12. Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	October 31, 2025	January 31, 2025
Computer hardware, at cost	$90	$103
Computer software, at cost	53	42
Furniture and equipment, at cost	101	100
Leasehold improvements, land and buildings, at cost	344	333
	588	578
Less: Accumulated depreciation	(470)	(461)
Computer equipment, software, furniture, and leasehold improvements, net	$118	$117

13. Borrowing Arrangements

In May 2025, the Company terminated its previous credit agreement and entered into a new Credit Agreement (“2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions. The revolving credit facility is available for working capital and general corporate purposes. The 2025 Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The 2025 Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the 2025 Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At October 31, 2025, Autodesk was in compliance with the 2025 Credit Agreement covenants. Revolving loans under the 2025 Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the 2025 Credit Agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.575% and 1.000%, depending on the Company’s Public Debt Rating. The Company is also obligated to pay to each lender a facility fee on a quarterly basis based on amounts committed (whether used or unused) under the revolving facility of between 0.050% and 0.125% per annum, depending on the Company’s Public Debt Rating. The scheduled termination date under the 2025 Credit Agreement is May 8, 2030, which termination date may be extended with respect to some or all of the commitments under the 2025 Credit Agreement subject to certain terms and conditions, including the consent of each lender holding commitments to be extended. As of October 31, 2025, Autodesk had no outstanding borrowings under the 2025 Credit Agreement.

The outstanding borrowings as of October 31, 2025, were as follows:

Instrument	Date of Issuance	Principal Outstanding	Fair value
5.30% senior notes due June 15, 2035 (1)	June 2025	$500	$514
2.40% senior notes due December 15, 2031	October 2021	1,000	889
2.85% senior notes due January 15, 2030	January 2020	500	473
3.50% senior notes due June 15, 2027	June 2017	500	496
Total principal outstanding		2,500
Less unamortized debt discount and issuance costs (2)		18
Total notes payable, net		$2,482
_______________
(1)A portion of the proceeds of the senior notes was used for the repayment of $300 million of 4.375% notes due June 15, 2025, and the remainder is available for general corporate purposes.
(2)Both the debt discount and issuance costs are being amortized to interest expense over the term of the senior notes using the effective interest method.

The June 2025 Notes, October 2021 Notes, January 2020 Notes, and the June 2017 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the aforementioned notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All notes contain restrictive covenants that limit Autodesk's ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets, subject to important qualifications and exceptions.

The expected future principal payments for all borrowings as of October 31, 2025, were as follows (in millions):

Fiscal year ending
2026 (remainder)	$—
2027	—
2028	500
2029	—
2030	500
Thereafter	1,500
Total principal outstanding	$2,500

14. Leases

Autodesk has operating leases for real estate and certain equipment. Leases have remaining lease terms of less than 1 year to 64 years, some of which include options to extend the lease with renewal terms ranging from 1 year to 5 years and some of which include options to terminate the leases within less than 1 year to 4 years. Options to extend or terminate the lease are considered in determining the lease term when it is reasonably certain that the option will be exercised. Payments under our lease arrangements are primarily fixed; however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index, payments for common area maintenance that are subject to annual reconciliation, and payments for maintenance and utilities. The Company’s leases do not contain residual value guarantees or material restrictive covenants. Short-term leases are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Short-term lease expense was not material for the periods presented. Changes in operating lease right-of-use assets and operating lease liabilities are presented net in the “Accounts payable and other liabilities” line in the Condensed Consolidated Statements of Cash Flows with the exception of “Lease-related asset impairments” which is presented in “Adjustments to reconcile net income to net cash provided by operating activities”.

During the three and nine months ended October 31, 2025, Autodesk recorded total operating lease right-of-use assets impairment charges of $1 million and $12 million, respectively. Autodesk did not recognize any charges during the three and nine months ended October 31, 2024. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. The operating lease right-of-use assets impairment charges are included in “Restructuring, other exit costs, and facility reductions” in the Company’s Condensed Consolidated Statements of Operations. See Note 16, “Restructuring, Other Exit Costs, and Facility Reductions” for more details.

Supplemental operating cash flow information related to leases is as follows:

	Nine Months Ended October 31,
	2025	2024
Cash paid for operating leases included in operating cash flows (1)	$66	$70
Increase in operating lease liabilities arising from obtaining operating lease right-of-use assets and lease modifications	29	4
  _______________
(1) Includes $8 million and $10 million in variable lease payments for the nine months ended October 31, 2025 and 2024, respectively, not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Condensed Consolidated Balance Sheets.

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2026 (remainder)	$10
2027	70
2028	60
2029	49
2030	31
Thereafter	54
274
Less imputed interest	22
Present value of operating lease liabilities	$252

Operating lease amounts in the table above do not include sublease income payments of $57 million. Autodesk expects to receive sublease income payments of approximately $37 million for remaining fiscal 2026 through fiscal 2030 and $20 million thereafter.

As of October 31, 2025, Autodesk had no material additional operating lease minimum lease payments for executed leases that have not yet commenced.

15. Derivative Instruments

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2025 and 2024 (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Amount of loss recognized in accumulated other comprehensive income, net of tax, (effective portion)	$(10)	$(12)	$(39)	$(15)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$(1)	$3	$12	$13
Cost of revenue	1	—	2	—
Operating expenses	5	4	8	—
Total	$5	$7	$22	$13

The amount and location of gains or losses recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and nine months ended October 31, 2025 and 2024, (amounts presented include any income tax effects):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Interest and other (loss) income, net	$4	$4	$(20)	$5

See Note 5, “Financial Instruments” for the fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets as of October 31, 2025, and January 31, 2025.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $1.75 billion at October 31, 2025, and $1.52 billion at January 31, 2025. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net loss of $15 million remaining in “Accumulated other comprehensive loss” as of October 31, 2025, is expected to be recognized into earnings within the next 24 months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $487 million at October 31, 2025, and $1.14 billion at January 31, 2025.

16. Restructuring, Other Exit Costs, and Facility Reductions

During the first quarter of fiscal 2026, Autodesk initiated a restructuring plan (“2026 Plan”) to support Autodesk's initiatives to optimize its go-to-market organization and, at the same time, to reallocate resources to Autodesk’s strategic priorities of investments in cloud, platform and artificial intelligence. With this restructuring plan, Autodesk is realigning roles to maximize talent investments and to distribute critical expertise globally. The 2026 Plan is substantially complete as of October 31, 2025.

The following table sets forth the restructuring and other exit costs liability as of October 31, 2025:

	Balances, January 31, 2025	Additions (3)	Payments	Balances, October 31, 2025
Employee terminations costs (1)	$15	$93	$(106)	$2
Other exit costs (2)	—	4	(4)	—
Total	$15	$97	$(110)	$2
____________________
(1) Recorded in the Condensed Consolidated Balance Sheets under “Accrued compensation."
(2) Recorded in the Condensed Consolidated Balance Sheets under “Accounts payable."
(3) Recorded in the Condensed Consolidated Statements of Operations under “Restructuring, other exit costs, and facility reductions”.

During the three and nine months ended October 31, 2025, Autodesk recorded $1 million and $12 million in lease right-of-use assets impairments and $1 million and $7 million in impairment charges to computer equipment, software, furniture, and leasehold improvements for facility reductions, respectively, related to the 2026 Plan. These costs are included in “Restructuring, other exit costs, and facility reductions” on the Company's Condensed Consolidated Statements of Operations.

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

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against the Company, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after the Company’s announcement of the Internal Investigation, generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024.. The action purports to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and seeks unspecified damages and other relief. On November 25, 2024, defendants filed a motion to dismiss the complaint. On July 18, 2025, the Court granted defendants’ motion to dismiss with leave to amend. On August 8, 2025, plaintiffs filed an amended complaint, which purports to assert claims under Sections 10(b) and 20(a) of the Exchange Act, and

Rule 10b-5 promulgated thereunder. Defendants’ motion to dismiss the complaint was filed on August 29, 2025. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

18. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, for the nine months ended October 31, 2025, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2025	214	$4,239	$(285)	$(1,333)	$2,621
Common shares issued under stock plans	1	(73)	—	—	(73)
Stock-based compensation expense	—	233	—	—	233
Net income	—	—	—	152	152
Other comprehensive income	—	—	37	—	37
Repurchase and retirement of common shares (1)	(1)	(75)	—	(278)	(353)
Balances, April 30, 2025	214	4,324	(248)	(1,459)	2,617
Common shares issued under stock plans	—	(47)	—	—	(47)
Stock-based compensation expense	—	194	—	—	194
Net income	—	—	—	313	313
Other comprehensive loss	—	—	(6)	—	(6)
Repurchase and retirement of common shares (1)	(1)	(15)	—	(341)	(356)
Balances, July 31, 2025	213	4,456	(254)	(1,487)	2,715
Common shares issued under stock plans	—	14	—	—	14
Stock-based compensation expense	—	191	—	—	191
Net income	—	—	—	343	343
Other comprehensive income	—	—	(9)	—	(9)
Repurchase and retirement of common shares (1)	(1)	(73)	—	(288)	(361)
Balances, October 31, 2025	212	$4,588	$(263)	$(1,432)	$2,893
 ________________
(1)During the three and nine months ended October 31, 2025, Autodesk repurchased 1 million and 3 million shares at an average repurchase price of $306.35 and $290.04 per share, respectively. At October 31, 2025, $2.81 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors, respectively.

Changes in stockholders' equity by component, net of tax, for the nine months ended October 31, 2024, are as follows:

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
 ________________
(1)During the three and nine months ended October 31, 2024, Autodesk repurchased 1.2 million and 1.7 million shares at an average repurchase price of $269.30 and $262.15 per share, respectively. At October 31, 2024, $4.3 billion remained available for repurchase under the November 2022 repurchase program approved by the Board of Directors.

19. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2025:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2025	$24	$20	$(25)	$(304)	$(285)
Other comprehensive (loss) income before reclassifications	(22)	4	2	66	50
Pre-tax loss reclassified from accumulated other comprehensive loss	(22)	(1)	(1)	—	(24)
Tax effects	5	—	—	(9)	(4)
Net current period other comprehensive (loss) income	(39)	3	1	57	22
Balances, October 31, 2025	$(15)	$23	$(24)	$(247)	$(263)

Accumulated other comprehensive loss, net of taxes, consisted of the following at October 31, 2024:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2024	$23	$20	$(24)	$(253)	$(234)
Other comprehensive (loss) income before reclassifications	(5)	—	—	(9)	(14)
Pre-tax loss reclassified from accumulated other comprehensive loss	(13)	(1)	—	—	(14)
Tax effects	3	—	—	(1)	2
Net current period other comprehensive (loss) income	(15)	(1)	—	(10)	(26)
Balances, October 31, 2024	$8	$19	$(24)	$(263)	$(260)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other (loss) income, net.” Refer to Note 15, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other (loss) income, net.”

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net income	$343	$275	$808	$809
Denominator:
Denominator for basic net income per share—weighted average shares	213	215	213	215
Effect of dilutive securities	2	2	2	2
Denominator for dilutive net income per share	215	217	215	217
Basic net income per share	$1.61	$1.28	$3.79	$3.76
Diluted net income per share	$1.60	$1.27	$3.76	$3.73

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and nine months ended October 31, 2025, there were 19 thousand and 66 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively. For the three and nine months ended October 31, 2024, there were 12 thousand and 84 thousand anti-dilutive shares excluded from the computation of diluted net income per share, respectively.

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

The following table presents information about Autodesk’s reported segment total net revenue, segment profit, and significant segment expenses:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Total net revenue	$1,853	$1,570	$5,249	$4,492
Less (1):
Cost of subscription and maintenance revenue (2)	108	96	311	278
Cost of other revenue (2)	18	16	56	48
Amortization of developed technologies	25	23	73	62
Marketing and sales (2)	433	437	1,227	1,250
Research and development (2)	332	298	966	870
General and administrative (2)	139	129	403	396
Amortization of purchased intangibles	13	13	40	37
Restructuring, other exit costs, and facility reductions	5	—	116	—
New transaction model (3)	124	31	303	63
Stock-based compensation	186	181	607	500
Interest and other (income) expense, net	2	(5)	(11)	(24)
Provision for income taxes	125	76	350	203
Consolidated net income	$343	$275	$808	$809
____________________
(1)Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)The amounts of new transaction model and stock-based compensation are excluded from this line and presented separately within this table.
(3)New transaction model costs include sales incentives to solution providers, transaction fees, and internal operating costs.

The following table presents information about Autodesk’s other segment disclosures:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Interest income	$22	$21	$62	$67
Interest expense	22	18	59	54
Depreciation, amortization, and accretion expense	50	48	145	134
Amortization of costs to obtain a contract with a customer	145	51	364	136

Other significant non-cash items include stock-based compensation. See disclosure in table above.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	October 31, 2025	January 31, 2025
Long-lived assets:
Americas
U.S.	$144	$170
Other Americas	15	13
Total Americas	159	183
Europe, Middle East, and Africa	57	64
Asia Pacific	54	39
Total long-lived assets	$270	$286

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Nine Months Ended October 31, 2025,” and in “Results of Operations-Overview.” Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effects of global economic conditions, including from global trade wars or an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of restructuring activities; cybersecurity and privacy issues or incidents; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

Global Reach

We sell our products and services globally, through a combination of direct and indirect channels. Our direct channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on serving certain Flex and subscription customers through our new transaction model, and business transacted through our online Autodesk branded store. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. During fiscal 2026, we expect the change in recognition of sales incentives to Solution Providers from contra revenue to operating costs under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition” in the Notes to the Condensed Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the three and nine months ended October 31, 2025 and 2024.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and nine months ended October 31, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Nine Months Ended October 31, 2025

•Total net revenue increased 18% and 17% to $1.85 billion and $5.25 billion during the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for both the three and nine months ended October 31, 2025, respectively, and 97% for both the three and nine months ended October 31, 2024.
•Net revenue retention rate (“NR3”) was above 110%, on a constant currency basis, as of October 31, 2025, and was within the range of 100% and 110%, on a constant currency basis, as of October 31, 2024.
•Deferred revenue was $3.85 billion, a decrease of 7% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $7.36 billion, an increase of 6% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $4.83 billion, an increase of 8% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 18% and 17% during the three and nine months ended October 31, 2025, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in subscription revenue. For further discussion of these results, see below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 12% and 16% of our total net revenue during the three and nine months ended October 31, 2025, respectively. Total revenue from TD Synnex accounted for 33% and 35% of Autodesk’s total net revenue during the three and nine months ended October 31, 2024, respectively. Our customers through TD Synnex are the resellers and end users who purchase our software subscriptions and services. In connection with our new transaction model, we entered into agreements to provide transition distribution activities with certain distributors and entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. We maintained distribution relationships in emerging markets. We have increased our selling efforts with Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex.

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

The following table outlines our recurring revenue metric for the three and nine months ended October 31, 2025 and 2024:

	Three Months Ended October 31, 2025	Change compared to prior fiscal year		Three Months Ended October 31, 2024
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,804	$274	18%	$1,530
As a percentage of net revenue	97%	N/A	N/A	97%

	Nine Months Ended October 31, 2025	Change compared to prior fiscal year		Nine Months Ended October 31, 2024
		$	%
Recurring Revenue (1)	$5,115	$737	17%	$4,378
As a percentage of net revenue	97%	N/A	N/A	97%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was above 110%, on a constant currency basis, as of October 31, 2025, in part due to our new transaction model, and was within the range of 100% and 110%, on a constant currency basis, as of October 31, 2024.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, Japan, the United Kingdom, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Three Months Ended October 31, 2025			Nine Months Ended October 31, 2025
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	18%	18%	Flat	17%	18%	Negative
Total spend	13%	13%	Flat	17%	17%	Flat
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

Remaining Performance Obligations

RPO represents deferred revenue and contractually stated or committed contracts under early renewal and multi-year billing plans for subscription, services, license, and maintenance for which the associated deferred revenue has not yet been recognized. Unbilled deferred revenue is not included as a receivable or deferred revenue on our Condensed Consolidated Balance Sheets. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition,” for more details on Autodesk's performance obligations.

(in millions)	October 31, 2025	January 31, 2025
Deferred revenue	$3,846	$4,128
Unbilled deferred revenue	3,515	2,810
RPO	$7,361	$6,938

RPO consisted of the following:

(in millions)	October 31, 2025	January 31, 2025
Current RPO	$4,830	$4,457
Non-current RPO	2,531	2,481
RPO	$7,361	$6,938

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

Balance Sheet and Cash Flow Items

At October 31, 2025, we had $2.59 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $1.46 billion for the nine months ended October 31, 2025, compared to $915 million for the nine months ended October 31, 2024. We repurchased 3 million shares of our common stock for $1.07 billion during the nine months ended October 31, 2025. Comparatively, we repurchased 1.7 million shares of our common stock for $443 million during the nine months ended October 31, 2024. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

Our sales incentives to Solution Providers are recorded as operating expenses under the new transaction model in which Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. Accordingly, we expect sales incentives paid to resellers recorded as a reduction of transaction price and subsequently recognized as a reduction to subscription revenue over the contract period to continue to decrease as we have transitioned to the new transaction model. Most of the sales incentives payments to Solution Providers in our new transaction model are considered incremental and recoverable costs of obtaining a contract with a customer and are capitalized and included in “Prepaid expenses and other current assets” and “Long-term other assets” on the Consolidated Balance Sheets. The deferred costs are amortized over the period of benefit and recorded to “Sales and Marketing” on the Consolidated Statement of Operations. The sales incentives not qualifying for capitalization are recorded to “Sales and Marketing” on the Consolidated Statement of Operations as the costs are incurred under the incentive program requirements. During fiscal 2026, we expect the change in recognition of sales incentives to indirect channels from contra revenue to operating expenses under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin.

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

Other revenue consists of revenue from other products and services and is recognized as the products are delivered and services are performed.

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management Comments
(In millions, except percentages)	October 31, 2025	$	%	October 31, 2024
Net Revenue:
Subscription	$1,734	$277	19%	$1,457	Increase due to growth in subscription renewal revenue from the current subscriber base as compared to the prior period. Also contributing to the growth was an increase in revenue from Cloud Service offerings and EBA offerings.
Maintenance	8	(1)	(11)%	9
Total subscription and maintenance revenue	1,742	276	19%	1,466
Other	111	7	7%	104
	$1,853	$283	18%	$1,570

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2025	$	%	October 31, 2024
Net Revenue:
Subscription	$4,924	$729	17%	$4,195	Increase due to growth in subscription renewal revenue from the current subscriber base as compared to the prior period. Also contributing to the growth was an increase in revenue from Cloud Service offerings and EBA offerings.
Maintenance	25	(6)	(19)%	31
Total subscription and maintenance revenue	4,949	723	17%	4,226
Other	300	34	13%	266
	$5,249	$757	17%	$4,492

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering, Construction and Operations (“AECO”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	October 31, 2025	$	%	October 31, 2024
Net Revenue by Product Family:
AECO	$921	$170	23%	$751	Increase due to growth in revenue from AEC Collections, EBA offerings, and Autodesk Construction Cloud.
AutoCAD and AutoCAD LT	458	60	15%	398	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	355	48	16%	307	Increase due to growth in revenue from MFG Collections, Inventor, and Fusion.
M&E	86	3	4%	83	Increase primarily due to lower contra revenue driven by the adoption of the new transaction model.
Other	33	2	6%	31
Total Net Revenue	$1,853	$283	18%	$1,570

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management Comments
	October 31, 2025	$	%	October 31, 2024
Net Revenue by Product Family:
AECO	$2,608	$470	22%	$2,138	Increase due to growth in revenue from AEC Collections, EBA offerings, and Autodesk Construction Cloud.
AutoCAD and AutoCAD LT	1,309	146	13%	1,163	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	998	127	15%	871	Increase due to growth in revenue from MFG Collections, Fusion, and Inventor.
M&E	242	11	5%	231	Increase primarily due to lower contra revenue due to the adoption of the new transaction model.
Other	92	3	3%	89
Total Net Revenue	$5,249	$757	17%	$4,492

Net Revenue by Geographic Area

	Three Months Ended October 31, 2025	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended October 31, 2024
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$666	$87	15%	*	$579
Other Americas	154	28	22%	*	126
Total Americas	820	115	16%	17%	705
EMEA	715	135	23%	22%	580
APAC	318	33	12%	14%	285
Total Net Revenue	$1,853	$283	18%	18%	$1,570

	Nine Months Ended October 31, 2025	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Nine Months Ended October 31, 2024
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$1,880	$249	15%	*	$1,631
Other Americas	451	96	27%	*	355
Total Americas	2,331	345	17%	18%	1,986
EMEA	2,017	333	20%	20%	1,684
APAC	901	79	10%	13%	822
Total Net Revenue	$5,249	$757	17%	18%	$4,492
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

Net Revenue by Sales Channel

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended
(In millions, except percentages)	October 31, 2025	$	%	October 31, 2024
Net Revenue by Sales Channel:
Indirect	$626	$(282)	(31)%	$908
Direct	1,227	565	85%	662
Total Net Revenue	$1,853	$283	18%	$1,570

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended
	October 31, 2025	$	%	October 31, 2024
Net Revenue by Sales Channel:
Indirect	$2,044	$(652)	(24)%	$2,696
Direct	3,205	1,409	78%	1,796
Total Net Revenue	$5,249	$757	17%	$4,492

For the three months ended October 31, 2025 and 2024, approximately 66% and 42%, respectively, of our revenue was derived from direct sales to customers. For the nine months ended October 31, 2025 and 2024, approximately 61% and 40%, respectively, of our revenue was derived from direct sales to customers. With the continued growth of our online Autodesk branded store and the introduction of our new transaction model, we have been decreasing our sales through resellers and distributors and transacting directly with more end customers. We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers, particularly in emerging regions.

Net Revenue by Product Type

	Three Months Ended October 31, 2025	Change compared to prior fiscal year		Three Months Ended October 31, 2024
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,537	$242	19%	$1,295	Increase primarily due to growth in AEC collections, EBA offerings, AutoCAD, AutoCAD LT, and MFG collections.
Make	205	34	20%	171	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion.
Other	111	7	7%	104
Total Net Revenue	$1,853	$283	18%	$1,570

	Nine Months Ended October 31, 2025	Change compared to prior fiscal year		Nine Months Ended October 31, 2024
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$4,371	$623	17%	$3,748	Increase primarily due to growth in AEC collections, EBA offerings, AutoCAD, AutoCAD LT, and MFG collections.
Make	578	100	21%	478	Increase primarily due to growth in revenue from Autodesk Construction Cloud and Fusion.
Other	300	34	13%	266
Total Net Revenue	$5,249	$757	17%	$4,492

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

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	October 31, 2025	$	%	October 31, 2024
Cost of revenue:
Subscription and maintenance	$118	$13	12%	$105	Increase primarily due to an increase in cloud hosting costs and employee-related costs.
Other	22	3	16%	19	Increase primarily due to employee-related costs driven by higher headcount.
Amortization of developed technologies	25	2	9%	23	Increase due to amortization of capitalized software costs.
Total cost of revenue	$165	$18	12%	$147

Operating expenses:
Marketing and sales	$612	$87	17%	$525	Increase primarily due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model partially offset by a decrease in employee-related costs.

Research and development	416	38	10%	378	Increase primarily due to an increase in employee-related costs driven by higher headcount and an increase in cloud hosting costs.
General and administrative	172	11	7%	161	Increase primarily due to charitable contributions to the Autodesk Foundation and an increase in employee-related costs.
Amortization of purchased intangibles	13	—	—%	13	Amortization of purchased intangibles remained flat period over period.
Restructuring, other exit costs, and facility reductions	5	5	NM (1)	—
The increase is due to the restructuring plan initiated during the first quarter of fiscal 2026. See Part I, Item 1, “Financial Statements, Note 16, “Restructuring, other exit costs, and facility reductions” for more details.

Total operating expenses	$1,218	$141	13%	$1,077

	Nine Months Ended	Change compared to prior fiscal year		Nine Months Ended	Management comments
	October 31, 2025	$	%	October 31, 2024
Cost of revenue:
Subscription and maintenance	$343	$38	12%	$305	Increase primarily due to an increase in cloud hosting costs and employee-related costs.
Other	68	11	19%	57	Increase primarily due to employee-related costs driven by higher headcount.
Amortization of developed technologies	73	11	18%	62	Increase is primarily due to amortization of acquired developed technologies as a result of acquisitions in fiscal 2025.
Total cost of revenue	$484	$60	14%	$424

Operating expenses:
Marketing and sales	$1,737	$263	18%	$1,474	Increase primarily due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model partially offset by a decrease in employee-related costs.
Research and development	1,223	131	12%	1,092	Increase primarily due to employee-related costs driven by higher headcount and an increase in cloud hosting costs.
General and administrative	502	25	5%	477	Increase primarily due to an increase in stock-based compensation expense, professional fees and charitable contributions to the Autodesk Foundation partially offset by a decrease in acquisition-related costs.
Amortization of purchased intangibles	40	3	8%	37	The increase is primarily due to amortization of acquired intangibles as a result of acquisitions in fiscal 2025.
Restructuring, other exit costs, and facility reductions	116	116	NM (1)	—
The increase is due to the restructuring plan initiated during the first quarter of fiscal 2026. See Part I, Item 1, “Financial Statements, Note 16, “Restructuring, other exit costs, and facility reductions” for more details.

Total operating expenses	$3,618	$538	17%	$3,080
_______________
(1)Not meaningful.

The following table highlights our expectation for the absolute dollar change between the fourth quarter of fiscal 2026, as compared to the fourth quarter of fiscal 2025:

	Absolute dollar impact	Management Comments
Cost of revenue	Increase	We expect our cost of revenue to increase as our revenue grows.
Marketing and sales	Increase	We expect marketing and sales expenses to increase with the recognition of Solution Provider commissions under our new transaction model, partially offset by savings from the restructuring initiated in fiscal 2026.
Research and development	Increase	We expect our research and development expenses to increase as we continue our investments in cloud, platform, and artificial intelligence partially offset by savings from the restructuring initiated in fiscal 2026.
General and administrative	Decrease	We expect general and administrative expenses to slightly decrease as we gain operational leverage.
Amortization of purchased intangibles	Flat	We expect our amortization of purchased intangibles to remain unchanged.
Restructuring, other exit costs, and facility reductions	Decrease	We expect immaterial restructuring, other exit costs, and facility reductions in the fourth quarter of fiscal 2026 related to the restructuring plan initiated during the first quarter of fiscal 2026 as the plan is substantially complete as of October 31, 2025.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2025	2024	2025	2024
Interest and investment income, net	$9	$6	$18	$25
Gain on foreign currency	2	—	6	3
Loss on strategic investments	(15)	(3)	(17)	(9)
Other income	2	2	4	5
Interest and other (loss) income, net	$(2)	$5	$11	$24

Interest and other (loss) income, net, negatively changed by $7 million during the three months ended October 31, 2025 and decreased $13 million during the nine months ended October 31, 2025, respectively, as compared to the same periods in the prior fiscal year. The negative change in the three months ended October 31, 2025, as compared to the same period in the prior fiscal year was primarily due to an increase in losses on strategic investments. The decrease in the nine months ended October 31, 2025, as compared to the same period in the prior fiscal year was primarily due an increase in losses on strategic investments, decrease in interest income, and an increase interest expenses.

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

Provision for Income Taxes

We had income tax expense of $125 million, relative to pre-tax income of $468 million for the three months ended October 31, 2025, and income tax expense of $76 million, relative to pre-tax income of $351 million for the three months ended October 31, 2024. Income tax expense for the three months ended October 31, 2025, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, and tax credits.

We had income tax expense of $350 million, relative to pre-tax income of $1.16 billion for the nine months ended October 31, 2025, and income tax expense of $203 million, relative to pre-tax income of $1.01 billion for the nine months ended October 31, 2024. Income tax expense for the nine months ended October 31, 2025, reflects U.S. and foreign tax expense, including withholding tax, reduced by tax-deductible stock-based compensation, and tax credits.

The income tax expense for both the three and the nine months ended October 31, 2025, increased compared to the corresponding periods in fiscal year 2025, primarily due to the election made in the U.S. regarding the timing of taxation of revenue, which reduced the taxable benefit arising from foreign-derived deduction-eligible income (“FDDEI”) and increased tax expense associated with NCTI in combination with the tax law change to full expensing of U.S. research and development expenses under the One Big Beautiful Bill Act (“OBBBA”), offset by benefits arising from return-to-provision adjustments relating to filing the fiscal year 2025 U.S. income tax return.

We filed an election in the U.S. for fiscal year 2026 that will more closely align the timing of taxation of our revenue with our U.S. GAAP revenue recognition principles. The one-time impact of this election reduces our estimated tax payments and increases our provision for income taxes due to the loss of taxation benefits through FDDEI and NCTI tax regimes.

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

We have reasonably estimated the tax effects of OBBBA and included the impact in our provision for income taxes as of October 31, 2025. For fiscal year 2026, the incremental effect of the OBBBA on the provision for income taxes was reduced due to the preceding elections to align the timing of our revenue with our U.S. GAAP revenue recognition principles.

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

Other Financial Information

In addition to our results determined under GAAP discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the three and nine months ended October 31, 2025 and 2024, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(Unaudited)
Gross profit	$1,688	$1,423	$4,765	$4,068
Non-GAAP gross profit	$1,725	$1,457	$4,876	$4,163
Income from operations	$470	$346	$1,147	$988
Non-GAAP income from operations	$698	$573	$1,987	$1,623
Operating margin	25%	22%	22%	22%
Non-GAAP operating margin	38%	36%	38%	36%
Net income	$343	$275	$808	$809
Non-GAAP net income	$575	$470	$1,632	$1,341
GAAP diluted net income per share	$1.60	$1.27	$3.76	$3.73
Non-GAAP diluted net income per share	$2.67	$2.17	$7.59	$6.18

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

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(In millions except for operating margin and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	(Unaudited)
Gross profit	$1,688	$1,423	$4,765	$4,068
Stock-based compensation expense	14	12	44	36
Amortization of developed technologies	23	22	67	59
Non-GAAP gross profit	$1,725	$1,457	$4,876	$4,163

Income from operations	$470	$346	$1,147	$988
Stock-based compensation expense	186	181	607	500
Amortization of purchased intangibles and developed technologies	36	35	105	96
Acquisition-related costs	1	11	12	39
Restructuring, other exit costs, and facility reductions	5	—	116	—
Non-GAAP income from operations	$698	$573	$1,987	$1,623

Operating margin	25%	22%	22%	22%
Stock-based compensation expense	10%	12%	12%	11%
Amortization of purchased intangibles and developed technologies	2%	2%	2%	2%
Acquisition-related costs	—%	1%	—%	1%
Restructuring, other exit costs, and facility reductions	—%	—%	2%	—%
Non-GAAP operating margin (1)	38%	36%	38%	36%

Net income	$343	$275	$808	$809
Stock-based compensation expense	186	181	607	500
Amortization of purchased intangibles and developed technologies	36	35	105	96
Acquisition-related costs	1	11	12	39
Restructuring, other exit costs, and facility reductions	5	—	116	—
Loss on strategic investments and dispositions, net	15	3	17	9
Income tax adjustments	(11)	(35)	(33)	(112)
Non-GAAP net income	$575	$470	$1,632	$1,341

Diluted net income per share	$1.60	$1.27	$3.76	$3.73
Stock-based compensation expense	0.87	0.83	2.82	2.30
Amortization of purchased intangibles and developed technologies	0.17	0.16	0.49	0.44
Acquisition-related costs	—	0.05	0.06	0.18
Restructuring, other exit costs, and facility reductions	0.02	—	0.54	—
Loss on strategic investments and dispositions, net	0.07	0.01	0.07	0.04
Income tax adjustments	(0.06)	(0.15)	(0.15)	(0.51)
Non-GAAP diluted net income per share	$2.67	$2.17	$7.59	$6.18
________________
(1)Totals may not sum due to rounding.

Our non-GAAP financial measures may exclude the following, as applicable:

Stock-based compensation expenses. We exclude stock-based compensation expenses from non-GAAP measures primarily because they are non-cash expenses and management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions, and the variety of award types that companies can use under FASB Accounting Standards Codification ("ASC") Topic 718, we believe excluding stock-based compensation expenses allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies.

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

At October 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.59 billion, net accounts receivable of $806 million, and our revolving loan facility.

In May 2025, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions. The proceeds from the 2025 Credit Agreement are available for working capital and general corporate purposes. At October 31,

2025, Autodesk had no outstanding borrowings under the 2025 Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and additional information with respect to the 2025 Credit Agreement. If we are unable to remain in compliance with the covenants under the 2025 Credit Agreement, we will not be able to draw on our revolving credit facility. Additionally, as of November 26, 2025, we have no amounts outstanding under the 2025 Credit Agreement.

As of October 31, 2025, we have $2.50 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $1.5 billion revolving credit facility.

Our cash and cash equivalents and marketable securities balances are concentrated in a few locations around the world, with substantial amounts held outside of the United States. As of October 31, 2025, approximately 56% of our total cash and cash equivalents and marketable securities are located in foreign jurisdictions and that percentage will fluctuate subject to business needs. There are several factors that can impact our ability to utilize foreign cash balances, such as foreign exchange restrictions, foreign regulatory restrictions, or adverse tax costs. Earnings in foreign jurisdictions are generally available for distribution to the United States with little to no incremental U.S. taxes. We regularly review our capital structure and consider a variety of potential financing alternatives and planning strategies to ensure we have the proper liquidity available in the locations in which it is needed. We expect to meet our liquidity needs through or in combination of current cash balances, ongoing cash flows, and external borrowings.

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

	Nine Months Ended October 31,
(in millions)	2025	2024
Net cash provided by operating activities	$1,463	$915
Net cash used in investing activities	(101)	(836)
Net cash used in financing activities	(979)	(530)

Net cash provided by operating activities of $1,463 million for the nine months ended October 31, 2025, primarily consisted of $808 million of our net income adjusted for $1,413 million non-cash items such as stock-based compensation expense, restructuring, other exit costs, and facility reductions, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax offset by changes in operating assets and liabilities. The decrease in working capital is primarily due to a negative change in prepaid expenses and other assets of $819 million, and a decrease in deferred revenue of $286 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter, partially offset by the change in accounts receivable of $202 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

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

Net cash used in investing activities was $101 million for the nine months ended October 31, 2025, primarily due to purchases of marketable securities partially offset by sales and maturities of marketable securities. Net cash used in investing activities was $836 million for the nine months ended October 31, 2024, primarily due to business combinations, net of cash acquired, and purchases of marketable securities partially offset by the sales and maturities of marketable securities.

Net cash used in financing activities was $979 million for the nine months ended October 31, 2025, primarily due to the repurchases of common stock and payment of notes payable due in June 2025 partially offset by the proceeds from the issuance of notes payable due in June 2035. Net cash used in financing activities was $530 million for the nine months ended October 31, 2024, primarily due to repurchases of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended October 31, 2025:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
August 1 - August 31	411	$290.70	411	$8,055
September 1 - September 30	336	321.64	336	$7,947
October 1 - October 31	426	309.41	426	$7,815
Total	1,173	$306.35	1,173
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.
(2)These amounts correspond to the plans publicly announced and approved by the Board of Directors in November 2022 and November 2024 that each authorized the repurchase of $5 billion. At October 31, 2025, $2.81 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs, respectively. The plans do not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 18, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

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

Unbilled Deferred Revenue: Unbilled deferred revenue represents contractually stated or committed contracts under early renewal and multi-year billing plans for subscription, services, and maintenance for which the associated deferred revenue has not been recognized. Under FASB Accounting Standards Codification ("ASC") Topic 606, unbilled deferred revenue is not included as a receivable or deferred revenue on our Consolidated Balance Sheet.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of October 31, 2025, and January 31, 2025, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in British pounds, Euros, Japanese yen, Singapore dollars, and Swiss francs. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 31, 2025		January 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,648	$(2)	$1,152	$(20)
Sold	1,963	12	1,894	8
Option Contracts:
Purchased	1,642	12	1,269	24
Sold	1,741	(18)	1,349	(5)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at October 31, 2025, and January 31, 2025, would increase the fair value of our foreign currency contracts by $159 million and $209 million, respectively. A hypothetical 10% depreciation of the dollar from its value at October 31, 2025, and January 31, 2025, would decrease the fair value of our foreign currency contracts by $150 million and $116 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At October 31, 2025, we had $1.83 billion of cash equivalents and marketable securities, including $300 million classified as short-term marketable securities and $302 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

International net revenue represented 64% of our net revenue during both the nine months ended October 31, 2025 and 2024. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the nine months ended October 31, 2025 and 2024, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 25% and 26% of our total net revenue, respectively.

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

Autodesk voluntarily contacted the Securities and Exchange Commission (“SEC”) to advise it that an internal investigation was ongoing. In addition, the United States Attorney’s Office for the Northern District of California (“USAO”) contacted us regarding the Audit Committee investigation. We cooperated with the SEC and USAO, including by providing certain documents and information. On August 19, 2025, the SEC notified us that it was closing its matter. On August 21, 2025, the USAO notified us that it was closing its matter as well. We cannot guarantee that we will not receive inquiries from other regulatory authorities regarding the investigation, or that we will not be subject to future claims, investigations or proceedings. Any future inquiries from the SEC or other regulatory authorities, or future claims or proceedings or any related regulatory investigation will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs. We can provide no assurances as to the outcome of any governmental investigation.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the nine months ended October 31, 2025 and 2024, approximately 39% and 60%, respectively, of our revenue was derived from indirect channel sales primarily through distributors and resellers. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

We rely significantly upon major distributors and resellers in both the U.S. and international regions. Of our distributors, TD Synnex accounted for 16% and 35% of our total net revenue for the nine months ended October 31, 2025 and 2024, respectively. In connection with our new transaction model, we entered into agreements to provide transition distribution activities with certain distributors and entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. In connection with such transition agreements, we intend to increase our selling efforts with resellers and agents. During the transition period, we believe the resellers and end users who currently purchase our products through TD Synnex will be able to continue to do so, and following the transition period, we believe such end users will be able to continue to purchase our products from certain resellers or directly from Autodesk, in each case under substantially the same terms and without substantial disruption to our revenue. However, if during the transition period, TD Synnex was to experience a significant business disruption or if our relationship with either were to significantly deteriorate, it is possible that our ability to sell to end users would, at least temporarily, be negatively impacted. Also, if any of our assumptions about our end users, resellers, distributors, or agents or our direct selling capabilities proves incorrect, these changes could harm our business. This could, in turn, negatively impact our financial results.

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

We have $2.50 billion of principal debt, consisting of notes due at various times from June 2027 to June 2035, as of October 31, 2025, as described in Part I, Item 1. In May 2025, we also entered into the 2025 Credit Agreement, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions, as described in Part I, Item 1, “Financial Statements,” Note 13, “Borrowing Arrangements”. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

There were no sales of unregistered securities during the three months ended October 31, 2025.

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

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended October 31, 2025, the following officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 29, 2025, Andrew Anagnost, our President and Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 93,097 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 1, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Dated: November 26, 2025

AUTODESK, INC.
(Registrant)

/s/ JANESH MOORJANI
Janesh Moorjani
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)