Form 10-K
period 2026-01-31
Autodesk, Inc.
filed 2026-03-03
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes    ☐     No  ☒
As of July 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there were approximately 213 million shares of the registrant’s common stock outstanding that were held by non-affiliates, and the aggregate market value of such shares held by non-affiliates of the registrant

(based on the closing sale price of such shares on the Nasdaq Global Select Market on July 31, 2025) was approximately $64.5 billion. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2026, the registrant had outstanding 211 million shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended January 31, 2026.

AUTODESK, INC. FORM 10-K

FORWARD-LOOKING INFORMATION
The discussion in this Annual Report on Form 10-K contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Annual Report on Form 10-K, including the following sections: “Business” (Part I, Item 1), “Risk Factors” (Part I, Item 1A), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7). Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies including our utilization of and strategy regarding artificial intelligence; the implementation of new transaction models and sales and marketing optimization; future financial results (by product type and geography), operational and key metrics and subscriptions; the effects of global economic and political conditions, including the impact of economic volatility and geopolitical activities in certain countries such as the Russian invasion of Ukraine and conflicts in the Middle East; the impact of past and planned acquisitions and investment activities; expected market trends and market opportunities; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new businesses and sales initiatives; the impact of restructuring activities; cybersecurity and privacy issues or incidents; the effect of competition; the availability of credit; the effects of revenue recognition; the effects of newly recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs and expenditures; the effects of fluctuations in exchange rates and our hedging activities on our financial results; the effect of laws and regulations that we are subject to; the timing and amount of purchases under our stock repurchase plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

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

•Autodesk Build

Autodesk Build delivers a connected set of project management and collaboration tools for the construction industry. Autodesk Build provides a toolset for managing, sharing, and accessing project documents that results in streamlined workflows between the office, trailer, and jobsite. In addition, Autodesk Build can be used to track the quality and safety of the project with issues and forms. Team members can use Autodesk Build for requests for information (RFIs), submittals, and meetings to manage the flow of information and track project progress across the construction timeline. Autodesk Build delivers field critical project information and collaboration from Autodesk Build to the jobsite. As part of Autodesk Construction Cloud (now known as Forma for Construction), Build connects data originating in design and preconstruction to the construction and operations phase, allowing users to identify, manage and de-risk project decisions.

•BIM Collaborate Pro

Autodesk BIM Collaborate Pro is cloud-based design collaboration and design management software that enables teams to: organize project data, democratize access, and connect; improve project visibility to deliver on time; and work together on increasingly complex projects.

•Building Connected

BuildingConnected is a SaaS preconstruction solution that combines a large real-time, construction network with an easy-to-use tool that helps general contractors and owners streamline subcontractor qualification, and the bid and risk management process.

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

We expect our indirect channel will continue to transact and support a considerable portion of our customers, particularly in emerging regions and with governments. Our indirect channel model includes both a two-tiered distribution structure, where distributors sell to resellers, and a one-tiered structure, where Autodesk sells directly to resellers. We have a network of approximately 1,170 resellers and distributors worldwide. For fiscal 2026, approximately 37% of our revenue was derived from indirect channel sales through distributors and resellers. We employ a variety of incentive programs and promotions to align our direct and indirect channels with our business strategies.

We anticipate that our channel mix will continue to change as we scale our business. With the continued growth of our online Autodesk branded store and our new transaction model, we are transacting directly with more end customers, rather than through distributors and resellers, without substantial disruption to our revenue. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distributor, reseller and Solution Provider networks. The loss of, or a significant reduction in, business with any one of our major distributors, large resellers or Solution Providers could harm our business. See Item 1A, “Risk Factors,” for further discussion. The transition to annual billings for multi-year contracts impacted the timing of our billings and cash collections in fiscal 2026 and we expect this impact to continue into fiscal year 2027. See Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion.

Revenue through our largest distributor, TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”), accounted for 14%, 33%, and 39% of our net revenue for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. In connection with our new transaction model, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. We maintained distribution relationships in emerging markets. We have increased our selling efforts with Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex. No other distributor, reseller, or direct customer accounted for 10% or more of our revenue in fiscal 2026.

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

We also work directly with distributors, Solution Providers and other partner organizations, computer manufacturers, other software developers, and peripherals manufacturers in cooperative advertising, promotions, and trade-show presentations. We connect with our audiences through scalable marketing strategies such as webinars, live and virtual events, personalized outreach, digital campaigns, sponsorships, and targeted advertising across industry publications, technology platforms, media outlets, and social networks. We also foster global user networks and online communities, enabling customers to connect, collaborate, and share insights about our products, services, and solutions.

We generate revenue primarily through various offerings that provide recurring revenue. Under our subscription plan, customers can use our software anytime, anywhere, get access to the latest updates, and previous versions through term-based product subscriptions, cloud service offerings, and enterprise business agreements (“EBA”). Historically, we have had increased EBA sales activity in our fourth fiscal quarter. This seasonality may not have an immediate impact on our revenue as we recognize subscription revenue over the term of the contract. This seasonality may also affect the relative value of our billings, Remaining Performance Obligations (“RPO”), and collections in the fourth and first fiscal quarters.

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

Emissions Performance & Other Key Performance Indicators

In fiscal year 2025, we made progress on our science-based GHG reduction target, to reduce Scope 1 and Scope 2 GHGs 50%, and reduce Scope 3 GHGs per dollar of gross profit 55%, by fiscal year 2031, compared to fiscal year 2020. Additionally, in fiscal 2025, we were responsible for 155,000 metric tons of carbon dioxide equivalent emissions across our market-based operational boundary. This represents a 32% reduction compared to our fiscal year 2020 base line. In addition, our residual 155,000 metric tons of CO2e emissions were neutralized through the procurement of high quality carbon offsets credits.

Impact Reports

More information about our sustainability financing and commitment can be found in our annual Impact Reports, which we have published on our website since 2008. Our fiscal 2026 Impact Report will be published in fiscal 2027. Information contained on or accessible through our website is not part of or incorporated by reference into this report.

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

The software industry has limited barriers to entry, and the availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry continues to undergo a platform shift from the personal computer to cloud and mobile computing. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The design software market is characterized by vigorous competition in each of the vertical markets in which we compete, both from existing competitors and by entry of new competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing, and other resources than we do. Our competitors and new entrants may also be able to develop and market new technologies that render our existing or future products less competitive. Disruptive technologies such as machine learning and other AI technologies may significantly alter the market for our products in unpredictable ways and reduce customer demand. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins, and loss of market share, any of which could harm our business. See Item 1A, “Risk Factors,” for further discussion of risks regarding competition.

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

TALENT AND HUMAN CAPITAL MANAGEMENT

Our employees play a central role in the success of our long-term strategy. Autodesk’s Culture Code defines values and behaviors that support our commitment to being a customer company, where each employee takes responsibility for understanding our customers’ needs, expectations, and experiences. As of January 31, 2026, we employed approximately 14,300 people, a decrease from approximately 15,300 employees as of the end of fiscal year 2025. None of our employees in the United States are represented by a labor union. In certain foreign countries, our employees are represented by trade unions or works councils. We have never experienced any work stoppages and believe our employee relations are strong. Reliance upon employees in other countries entails various risks and changes in these foreign countries, such as government instability or regulation unfavorable to foreign-owned businesses, which could negatively impact our business in the future.

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

ACQUISITIONS

We acquired new technology or supplemented our existing technology by purchasing businesses or technology related assets focused in specific markets or industries. During the fiscal year ended January 31, 2026, Autodesk did not complete any business combinations.

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
•Existing and increased competition and rapidly evolving technological changes.
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
•Our strategy and expectations regarding the expected benefits, timing and costs associated with our restructuring plans.
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
•Increasing regulatory focus on privacy, data protection, and cybersecurity issues and expanding laws.
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

The software industry is characterized by rapid technological changes as well as changes in customer requirements and preferences. In recent years, the industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. Both new and existing customers are also reconsidering how they purchase software products, which requires us to constantly evaluate our business model and strategy. In response, we are focused on providing solutions to enable our customers to be more agile and collaborative on their projects. We devote significant resources to the development of new technologies, including AI features. If we are unable to provide new features, enhancements to user experience, and modifications in a timely and cost-effective manner that achieve market acceptance, align with customer expectations, and that keep pace with rapid technological developments and changing regulatory landscapes, our business and operating results could be adversely affected. For example, AI and machine learning are propelling advancements in technology, but if they are not widely adopted and accepted or fail to operate as expected, our business and reputation may be harmed.

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

The software industry has limited barriers to entry, and the availability of computing devices with continually expanding performance at progressively lower prices contributes to the ease of market entry. The industry has undergone a transition from developing and selling perpetual licenses and on-premises products to subscriptions and cloud-enabled technologies. This shift further lowers barriers to entry and poses a disruptive challenge to established software companies. The markets in which we operate are characterized by vigorous competition, both by entrants with innovative technologies and by consolidation of companies with complementary offerings and technologies. Some of our competitors have greater financial, technical, sales and marketing, and other resources. Our competitors and new entrants may also be able to develop and market new technologies that render our existing or future products less competitive. For example, disruptive technologies such as machine learning and other AI technologies may significantly alter the market for our products in unpredictable ways and reduce customer demand. The market may also react to these disruptive technologies in unpredictable ways inconsistent with our financial condition and results of operation.

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

Our overall performance depends largely upon domestic and worldwide economic and political conditions. The United States and other countries’ economies have experienced cyclical downturns, in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, decreased government spending, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflationary pressures and higher interest rates, bankruptcies, and overall uncertainty. These economic conditions can occur abruptly. For example, current geopolitical and global macro-economic challenges, most recently regarding tariffs and trade protectionism, have caused uncertainty in the global economy, and an economic downturn or recession in the United States or in other countries may occur or has already occurred and may continue. The extent to which these challenges will impact our financial condition or results of operations is still uncertain and will continue to depend on developments such as the impact of these challenges on our customers, vendors, distributors, and resellers, such as the supply chain disruption and resulting inflationary pressures and global labor shortage that we have seen recently, material scarcity, as well as other factors; actions taken by governments, businesses, and consumers in response to these challenges; speed and timing of economic recovery, including in specific geographies; our billings and renewal rates, including new business close rates, rate of multi-year contracts, pace of closing larger transactions, and new unit volume growth; wars and armed conflicts, including the ongoing wars between Ukraine and Russia and conflicts in the Middle East; foreign exchange rate fluctuations; and the effect of these challenges on margins and cash flow. All of these factors continue to evolve and remain uncertain at this time, and some of these factors are not within our control. If economic growth in countries where we do business slows or if such countries experience further economic recessions, customers may delay or reduce technology purchases. Our customers include government entities, including the U.S. federal government, and if spending cuts impede the ability of governments to purchase our products and services, our revenue could decline. In addition, a number of our customers rely, directly and indirectly, on government spending.

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

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2025 and fiscal 2026. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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
•the potential that acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and cybersecurity, as well as anti-bribery and anti-corruption laws, export controls, sanctions and industry-specific-regulation;
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

International net revenue represented 64% of our net revenue for both fiscal 2026 and 2025. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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
In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of new or increased tariffs on products imported from certain countries; economic sanctions on individuals, corporations, or countries; and other government regulations affecting trade between the United States and other countries in which we do business. For example, the United States and other global actors have continued to increase sanctions and export restrictions as a result of the war against Ukraine launched by Russia, the geopolitical landscape with respect to China, ongoing conflicts in the Middle East, and other risks. Additionally, recent executive actions and executive branch policies in the United States, such as those communicated in a February 2025 memorandum regarding a change in U.S. policy with respect to the negotiation and imposition of digital services taxes and regulations by other countries, suggest a broader purview for changes in U.S. trade policy as a component of U.S. foreign policy. For example, since March 2025 the United States has imposed additional Section 232 tariffs on various commodities, including steel, aluminum, passenger vehicles and trucks (and components for such vehicles), and other industry-specific targets. Between February 2025 and February 2026, the United States placed additional fentanyl-related tariffs on most goods from China, Canada and Mexico (with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement); and between April 2025 and February 2026 placed additional reciprocal tariffs on most imports from U.S. trading partners other than Canada, Mexico, Russia, Belarus, Cuba, and North Korea. These additional U.S. tariffs were implemented under authorities asserted in the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. The availability, timing, and amount of any related refunds associated with payments of these duties remain uncertain and subject to further legal, regulatory, and administrative action. Beginning February 24, 2026, the U.S. government implemented a new, global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974, supplementing existing non-IEEPA measures. Additional trade-related investigations by the U.S. government are in progress and could result in the imposition of additional tariffs.

There is currently significant uncertainty about the future relationship between the United States and its trading partners with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. These new or increased tariffs and other changes in U.S. trade policy, including new sanctions and increased export restrictions, have triggered and could continue to trigger retaliatory actions by affected countries, including Canada, China, Russia, and others, that have instituted, considered, or are considering imposing new or increased tariffs, export controls, and other trade sanctions targeting certain U.S. persons or U.S.-manufactured goods. These retaliatory measures could include responses such as the imposition of new or increased digital services taxes. The escalation of protectionist or retaliatory trade measures in either the United States or any other countries in which we do business, such as additional sanctions, a change in tariff structures, increased export controls, or other trade policies, may increase the cost of, or otherwise interfere with, the conduct of our business, and could have a material adverse effect on our financial condition, operations, and business outlook.

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

In addition, we generally recognize subscription revenue over the term of the respective contracts, which typically range from 1-year to 3-years. As a result, most of the revenue we report in each quarter is the result of subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter but will negatively impact our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and changes in our attrition rate, may not be fully reflected in our results of operations until future periods.

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

Our quarterly financial results, key metrics, and other operating metrics have fluctuated in the past and will continue to do so in the future. These fluctuations have in the past caused and could in the future cause our stock price to change significantly or experience declines. We also provide investors with quarterly and annual financial forward-looking guidance that could prove to be inaccurate as a result of these fluctuations. In addition to the other risks described in these risk factors, some of the factors that have in the past caused and could in the future cause our financial results, key metrics, and other operating metrics to fluctuate include:
•general market, economic, business, and political conditions in Europe and APAC including from an economic downturn or recession in the United States or other countries, as well as economic and regulatory uncertainty;
•failure to produce sufficient revenue, billings, subscription, profitability, and cash flow growth;

•failure to accurately predict the impact of acquired businesses or to identify and realize the anticipated benefits of acquisitions, and successfully integrate such acquired businesses and technologies;
•shift to named-user plans and annual billing of multi-year contracts, which impacted the timing of our billings and cash collections in fiscal year 2024, 2025 and 2026 and which is expected to continue into fiscal year 2027;
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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During fiscal 2026 and 2025, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 25% and 26% of our total net revenue, respectively.

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
During the first quarter of fiscal 2026, we initiated a restructuring plan (the “2026 Plan”), to support Autodesk's initiatives to optimize its go-to-market organization and, at the same time, to reallocate resources to Autodesk’s strategic priorities such as investments in cloud, platform, and artificial intelligence. During the fourth quarter of fiscal 2026, we initiated another restructuring plan (the "January 2026 Plan") that marks the final phase of our sales and marketing optimization program. These measures are intended to address our short and long-term objectives and are based on our current estimates, assumptions, and forecasts, which are subject to known and unknown risks and uncertainties. Implementation of these and any other initiatives may not achieve our expected benefits, may be disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our 2026 Plan and January 2026 Plan could result in personnel attrition beyond our planned reduction in headcount or could reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, could affect our ability to attract highly skilled employees, or may otherwise adversely affect our business.

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
•announcements of new offerings or enhancements by us or our competitors as well as market perception of disruptive technologies such as machine learning and other AI technologies;
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

We are increasingly building AI into many of our offerings. We expect to rely on AI technologies to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our AI offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, our offerings based on or otherwise leveraging AI may expose us to additional lawsuits and regulatory investigations and other proceedings and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

Social and ethical issues relating to the use of new and evolving technologies such as AI in our offerings, may result in reputational harm and liability, and may cause us to incur additional research and development costs to resolve such issues. AI presents emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Government regulation addressing AI ethics, transparency requirements, or other aspects of the development, or use, or deployment of AI may also increase the burden and cost of research, development, and other activities, which may increase our costs, limit our ability to leverage AI, and subject us to brand or reputational harm, competitive harm, or legal liability. For example, the European Union’s Artificial Intelligence Act (the “AI Act”), which achieved approval by the European Council on February 2, 2024, and the European Parliament on March 13, 2024, imposes obligations on providers and users of AI technologies. Some U.S. states have proposed, and in certain cases enacted, laws addressing aspects of the development and use of AI. Failure to address AI ethical and regulatory issues by us or others in our industry could undermine public confidence in AI, slow adoption of AI in our products and services, and subject us to claims, demands, and proceedings from private actors, regulatory investigations and other proceedings by regulatory authorities, and fines, penalties, and other liabilities.

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

In addition, we and certain of our officers and directors have been named in purported shareholder litigation arising out of our announcement of the investigation. For additional discussion, see Part I, Item 3. Legal Proceedings and Note 12 to our Consolidated Financial Statements. The pending litigation, and any future litigation, investigation or other actions that may be filed or initiated against us or our officers or directors, may be time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

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

Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. To date, we have not considered any such identified security events as material to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or otherwise significant. Security breaches or incidents disrupt the proper functioning of our systems, solutions, offerings, applications, or services; cause errors in the output of our customers’ work; allow unauthorized access to or unauthorized use, disclosure, modification, loss, unavailability, or destruction of, sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive or disruptive outcomes. The risk of a security incident, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include, among others, identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, malware, bugs, vulnerabilities, advanced persistent threats, application-centric attacks, peer-to-peer attacks, social engineering, phishing, credential stuffing, malicious file uploads, backdoor trojans, supply chain attacks, ransomware attacks, and distributed denial of service attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, customers, or users to disclose information to gain access to our data or our customers’ or users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. These existing risks are compounded given the shift in recent years to work-from-home arrangements for a large population of employees and contractors, as well as employees and contractors of our third-party technology providers and vendors, and the risks could also be elevated in connection with the ongoing wars between Ukraine and Russia and conflicts in the Middle East as we and our third-party technology providers and vendors are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies. Additionally, these threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, advances in cryptography and other technologies, including AI and machine learning. Our use of AI may also increase our risks of being subject to a security breach or incident. Despite our significant efforts to create security barriers to such threats, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information.

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

From time to time, we may rely on a single or limited number of suppliers, or upon suppliers in a single country, for the provision of services and materials that we use in the operation of our business and production of our solutions. Inability of such third parties to satisfy our requirements could disrupt our operations or make it more difficult for us to implement our strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under laws relating to privacy, data protection, and cybersecurity in certain jurisdictions, and our financial results could be negatively impacted.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For fiscal 2026 and 2025, approximately 37% and 58%, respectively, of our revenue was derived from indirect channel sales primarily through distributors and resellers. Our distributor, TD Synnex accounted for 14% and 33% of our total net revenue for fiscal 2026 and 2025, respectively. We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers, particularly in emerging regions. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

Over time, we have modified and continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them, and our distribution model to motivate and reward them for aligning their businesses with our strategy and business objectives. Further, our distributors and resellers may lose confidence in our business, move to competitive products, or not have the skills or ability to support customers. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to accounts payable to us, we could be forced to write off such accounts and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

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

Risks Relating to Laws and Regulations

Increasing regulatory focus on privacy, data protection, and cybersecurity issues, as well as new and expanding laws and regulations, and customer requirements, addressing AI, data localization and sovereignty, and the collection and processing of data and information, may impact our business and expose us to increased liability.

Our strategy to digitize Autodesk involves increasing our use of cloud- and web-based technologies and applications to leverage customer data to improve our offerings for the benefit of our customers. To accomplish this strategy, we must collect and otherwise process customer data, which may include personal data and personal information of users from different jurisdictions globally. We also collect and otherwise process personal data and personal information of our employees and contractors. As a result, numerous federal, state, and global laws and regulations relating to privacy, data protection, cybersecurity, and the collection, use, security, and other processing of personal data, personal information, and other data and information, apply to our data and information processing activities. The scope of these laws and regulations is rapidly evolving, subject to differing interpretations, may be inconsistent among jurisdictions, or conflict with other rules and is likely to remain uncertain for the foreseeable future. We also expect that there will continue to be new laws, regulations, and industry standards concerning these matters proposed and enacted in various jurisdictions. Globally, laws such as the General Data Protection Regulation (“EU”) 2016/679 (“GDPR”) in the European Union and the Personal Information Protection Law (“PIPL”) in China have been enacted, and numerous other countries have proposed or have enacted laws concerning these matters, and we expect new laws, regulations, and industry standards concerning these matters to be proposed and enacted in various jurisdictions. In addition, new and emerging laws and regulations in the United States governing privacy, data protection, and cybersecurity, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), other laws and regulations in other states, and numerous laws and regulations at the U.S. federal level, have been enacted or otherwise promulgated. These laws and regulations, as well as industry self-regulatory codes, industry standards, and other actual and asserted obligations to which we are or may be asserted to be subject, create new compliance obligations and substantially expand the scope of potential liability and provide greater penalties for non-compliance. For example, the GDPR provides for penalties of up to €20 million or 4% of a company’s annual global revenue, whichever is greater, the PIPL provides for penalties of up to 50 million renminbi or 5% of a company's annual revenue and disgorgement of all illegal gains, whichever is greater, and the CCPA provides for penalties of up to $7,500 per violation. These laws, regulations, and codes may also impact our innovation and business drivers in developing new and emerging technologies (e.g., AI and machine learning). These requirements, among others, may impact demand for our offerings and force us to bear the burden of expanded obligations in our contracts.

Many laws and regulations relating to privacy and data protection impose restrictions on cross-border transfers of personal data. Available data transfer mechanisms impose obligations on us and other companies that engage in cross-border personal data transfers and are complex, uncertain, and subject to active litigation and enforcement actions in a number of jurisdictions around the world. Data transfer mechanisms may be challenged, revoked, or otherwise modified. Numerous jurisdictions also have imposed data localization requirements, and we have faced, and expect to continue to face, customer requirements to maintain data in particular jurisdictions. We may, in addition to other impacts in connection with personal data transfer mechanisms or data localization requirements, be required to expend significant time and resources to update contractual arrangements and to comply with new and evolving obligations, experience additional costs associated with increased compliance burdens, and find it necessary or appropriate to stop using certain service providers, engage in new contract negotiations, localize certain personal data, or make other operational changes, all of which may impact our business, financial condition, and results of operations. Further, we face exposure to regulatory complaints, actions, and other proceedings, and the potential for substantial fines, other liabilities, and injunctions or other imposed requirements, in connection with transfers of personal data and data localization requirements.

In addition, the CPRA and many other recently enacted state laws addressing privacy and cybersecurity provide for additional obligations and grant additional rights to consumers such as correction of personal information and additional opt-out rights. These laws have required us to modify our data processing practices and policies and may cause us to make additional modifications, and to incur substantial costs and expenses, in our efforts to comply. Additionally, privacy advocacy groups and technology and other industries are considering various new, additional, or different self-regulatory standards that may place, or be asserted to place, additional burdens on us.

Evolving legislation and the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues. These, as well as conflicting obligations imposed by laws and regulations in various jurisdictions around the world, have caused and may cause variation in requirements, increase restrictions and potential legal risk and impact strategies and the availability of, and our ability to process, previously useful data, potentially exposing us to additional expense, adverse publicity, and liability.

Governments, regulators, plaintiffs’ attorneys, and privacy advocates have increased their focus on how companies collect, use, store, share, transmit, and otherwise process personal data, personal information, and certain other data and information. Any perception of our practices, products, offerings, or services as violating of individual privacy or data protection rights, or failing to comply with obligations under laws or regulations relating to privacy, data protection, or cybersecurity, may subject us to public criticism, lawsuits, reputational harm, or investigations, claims, demands, or other proceedings by regulators, industry groups or other third parties, all of which could disrupt or adversely impact our business and expose us to fines, penalties, and other liabilities. Moreover, because the interpretation and application of many laws, regulations, and other actual and asserted obligations relating to privacy, data protection, cybersecurity, and the collection, use, security, and other processing of data and information are uncertain, it is possible that these laws, regulations, and obligations may be interpreted and applied in a manner that is inconsistent with our practices or the features of our products, offerings, and services. We could be required to fundamentally change our business activities and practices or modify our products, offerings, and services, any of which could require significant additional expense and adversely affect our business and results of operations, including impacting our ability to innovate, delaying our development roadmap, negatively impacting our efforts to understand our customers, limiting the effectiveness of our marketing activities, adversely affecting our relationships with customers and our ability to compete, harming our margins, and subjecting us to additional liabilities. If we are obligated to fundamentally change our business activities and practices or modify our products, offerings, or services, we may be unable to make such changes and modifications in a commercially reasonable manner, or at all, and our ability to develop new products, offerings, and services could be limited.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to export controls and economic sanctions laws and regulations that prohibit the delivery of certain solutions and services or the export of these solutions and services to locations, governments, and persons targeted by applicable sanctions without the required export authorizations. While we have processes to prevent our offerings from being exported in violation of these laws, including obtaining authorizations as appropriate and screening against U.S. government and applicable international lists of restricted and prohibited persons, we cannot guarantee that these processes will prevent all violations of export controls and sanctions laws and regulations.

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

We have $2.50 billion of principal debt, consisting of notes due at various times from June 2027 to June 2035, as of January 31, 2026, as described in Part II, Item 8. In May 2025, we also entered into the 2025 Credit Agreement, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2 billion, subject to receipt of additional commitments and other customary conditions, as described in Part II, Item 8. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are required to comply with the covenants set forth in the 2025 Credit Agreement. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the 2025 Credit Agreement, and the lenders under the 2025 Credit Agreement could declare any outstanding indebtedness under the 2025 Credit Agreement immediately due and payable, which declaration could also lead to a default under agreements governing our outstanding senior notes and any future indebtedness. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under the 2025 Credit Agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

Increasingly, tax authorities are reviewing existing corporate tax regulatory and legal regimes. Many countries are actively considering or implementing new taxing regimes and changes to existing tax laws. This could include U.S. and foreign tax law developments related to changes to long-standing tax principles arising from proposals made by the Organization for Economic Co-operation and Development (the “OECD”) that seek to allocate greater taxing rights to countries where customers are located and establish a global minimum tax rate of 15% (“Pillar Two”). On January 5, 2026, the OECD announced a“side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. If U.S. or foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.

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

Our business is highly automated and relies extensively on the availability of our network and data center infrastructure, our internal technology systems, and our websites. We also rely on hosted computer services from third parties for services that we provide to our customers and computer operations for our internal use. The failure of our systems or hosted computer services due to a catastrophic event, such as an earthquake, fire, flood, tsunami, weather event, other climate-related events (such as drought, water security, heat waves, cold waves, and poor air quality), telecommunications failure, power failure, cyber-attack, terrorism or war (including the ongoing wars between Ukraine and Russia and conflicts in the Middle East, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy), or business interruption from epidemics or pandemics, or the fear of such events, could adversely impact our business, financial results, and financial condition. For example, our corporate headquarters and executive offices are located near major seismic faults in the San Francisco Bay Area and face annual periods of wildfire danger, which increase the probability of power outages and may impact employees’ abilities to commute to work or to work from home. We have developed disaster recovery plans and maintain backup systems in order to reduce the potential impact of a catastrophic event; however, there can be no assurance that these plans and systems would enable us to return to normal business operations. In addition, any such event could negatively impact a country or region in which we sell our products. This could in turn decrease that country’s or region’s demand for our products, negatively impacting our financial results.

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

We make assumptions, judgments, and estimates for a number of items, including revenue recognition for product subscriptions and enterprise business agreements (“EBAs”), the determination of the fair value of acquired assets and liabilities, and the realizability of deferred tax assets. We also make assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, loss contingencies, and operating lease liabilities. These assumptions, judgments, and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

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

ITEM 2.PROPERTIES

We lease approximately 1,200,000 square feet of office space in 85 locations in the United States and internationally through our foreign subsidiaries. Our executive offices and corporate headquarters are in leased office space in San Francisco, California. Our San Francisco facilities consist of approximately 140,000 square feet under leases that have expiration dates ranging from June 2026 to June 2031. We and our foreign subsidiaries lease additional space in various locations throughout the world for local sales, product development, and technical support personnel.

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

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against Autodesk, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah

L. Clifford. The complaint, which was filed shortly after Autodesk’s announcement of the Internal Investigation, generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purported to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and sought unspecified damages and other relief. On November 25, 2024, Defendants filed a motion to dismiss the complaint. On July 18, 2025, the Court granted defendants’ motion to dismiss with leave to amend. On August 8, 2025, plaintiffs filed an amended complaint, which purported to assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Defendants’ motion to dismiss the amended complaint was filed on August 29, 2025. On January 26, 2026, the Court granted defendants’ motion to dismiss the amended compliant with prejudice. On February 12, 2026, the Court entered judgment. Plaintiffs have thirty days from entry of judgment to file a notice of appeal. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

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

STOCKHOLDERS

As of January 31, 2026, the number of common stockholders of record was 244. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

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

The following table provides information about the repurchase of common stock in open-market transactions during the quarter ended January 31, 2026:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
November 1 - November 30	513	$297.10	513	$7,663
December 1 - December 31	348	301.94	348	7,557
January 1 - January 31	274	267.60	274	7,484
Total	1,135	$291.47	1,135
____________________
(1)Represents shares purchased in open-market transactions under the stock repurchase programs approved by the Board of Directors.
(2)These amounts correspond to the plans publicly announced and approved by the Board of Directors in November 2022 and November 2024 that authorized the repurchase of $5 billion and $5 billion, respectively. At January 31, 2026, $2.48 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs, respectively. The plans do not have a fixed expiration date.

SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during the three months ended January 31, 2026.

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

Comparison of Five Year Cumulative Total Stockholder Return (1)

$250
$200
$150
$100
$50
1/21
1/22
1/23
1/24
1/25
1/26
Autodesk, Inc.
S&P 500
S&P North American Technology Software
Dow Jones US Software

___________________
(1)Assumes $100 invested on January 31, 2021, in Autodesk’s stock, the Standard & Poor’s 500 Stock Index, Standard & Poor’s North American Technology Software Index, and the Dow Jones U.S. Software Index with reinvestment of all dividends. Total stockholder returns for prior periods are not an indication of future investment returns.

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

Our subscription plans represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, Autodesk Construction Cloud (now known as Forma for Construction), Autodesk Build, Fusion, Flow Production Tracking, Autodesk Forma, AutoCAD web app, and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

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

Global Reach

We sell our products and services globally, through a combination of direct and indirect channels. Our direct channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on serving certain Flex and subscription customers through our new transaction model, and business transacted through our online Autodesk branded store. Our indirect channels primarily include distributors, resellers, direct market resellers, volume channel partners, and product-specific resellers. In this new transaction model, Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. During fiscal 2027, we expect the change in recognition of sales incentives to Solution Providers from contra revenue to operating costs under the new transaction model to continue to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin. See Part II, Item 8, Note 2, "Revenue Recognition" in the Notes to the Consolidated Financial Statements for further detail on the results of our indirect and direct channel sales for the fiscal years ended January 31, 2026, 2025, and 2024.

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

Platform Capabilities

We develop and operate a trusted platform designed to support critical customer workflows and digital transformation across the industries we serve. The platform provides granular, interoperable, and accessible data through shared and centralized capabilities that support the functionality, performance, usability, security, and scalability of our offerings. These shared capabilities include Autodesk AI, reflecting nearly a decade of investment in artificial intelligence technologies used to augment, automate, and analyze customer workflows.

Our products are built on an API-based architecture that enables third-party developers and partners to build complementary and industry-specific applications. Autodesk Platform Services (“APS”) provides technology, infrastructure, and services that support connected workflows across design, make, and operate use cases. As part of the ongoing development of APS, we are integrating Model Context Protocol (“MCP”) servers to provide a standardized foundation to support AI-enabled integrations and workflow automation for developers and partners.

Our global ecosystem of distributors, resellers, Solution Providers, third-party developers, customers, educators, and learning partners supports the sale, deployment, adoption, and extension of our solutions worldwide. This ecosystem contributes to the scale, reach, and extensibility of our platform and enables customers to address a broad range of industry-specific and specialized use cases.

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

For our product subscriptions, cloud service offerings, and flexible enterprise business arrangements, the functional nature of the promise, as well as the customers’ value expectations, led us to conclude desktop applications and cloud functionalities are not distinct in the context of the contract and should be accounted for as a single performance obligation. There is a high degree of interaction of the desktop applications and cloud functionalities, which is not available with the desktop applications alone or in conjunction with third-party cloud service providers. Furthermore, customers are not able to use the desktop applications for their intended purpose without our cloud functionalities.

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

Business Combinations. The assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values at the acquisition date, with the exception of contract assets and contract liabilities (i.e., deferred revenue) which are recognized and measured on the acquisition date in accordance with Autodesk’s “Revenue Recognition” policy in Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1 “Business and Summary of Significant Accounting Policies”. We record the excess of consideration transferred over the aggregate fair values as goodwill. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information determined by management. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results. Examples of critical estimates used in valuing certain of the acquired intangible assets and in determining their useful lives include but are not limited to:
•future expected cash flows from subscriptions and maintenance agreements, sales, and acquired developed technologies;
•expected growth in revenue from the acquired company’s existing customer relationships;
•uncertain tax positions and tax related valuation allowances assumed; and
•discount rates used to determine the present value of estimated future cash flows.

Income Taxes. We account for income taxes and the related accounts under the asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted rates expected to be in effect when these differences reverse. We recognize the tax benefit for an uncertain tax position when it meets the more likely-than-not threshold for recognition. For those tax positions that meet the more likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the deferred tax asset will be recovered. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets. In assessing the need for or release of a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, carryback potential if permitted under the tax law, and results of recent operations inclusive of tax planning strategies resulting in realization of the deferred tax asset.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Part II, Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

OVERVIEW OF FISCAL 2026

•Total net revenue was $7.21 billion during fiscal 2026, an increase of 18% compared to the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for both fiscal years ending January 31, 2026 and 2025.
•Net revenue retention rate (“NR3”) was above the range of 100% and 110%, on a constant currency basis, as of both January 31, 2026 and 2025.
•Deferred revenue was $4.69 billion, an increase of 14% compared to the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $8.30 billion, an increase of 20% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations were $5.48 billion, an increase of 23% compared to the prior fiscal year.

Revenue Analysis

During fiscal 2026, net revenue increased 18%, as compared to the prior fiscal year, primarily due to an increase in subscription revenue.

Further discussion of the drivers of these results are discussed below under the heading “Results of Operations.”

We rely significantly upon major distributors and resellers in both the United States and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 14%, 33%, and 39% of Autodesk’s total net revenue during fiscal 2026, 2025, and 2024, respectively. Our customers through TD Synnex are the resellers and end users who purchase our software subscriptions and services. In connection with our new transaction model, we entered into a new distribution agreement with TD Synnex for government business in certain jurisdictions. We maintained distribution relationships in emerging markets. We have increased our selling efforts with Solution Providers in connection with our new transaction model. Consequently, we believe our business is not substantially dependent on TD Synnex.

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

The following table outlines our recurring revenue metric for the fiscal years ended January 31, 2026, 2025, and 2024:

	Fiscal Year Ended January 31, 2026	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year end		Fiscal Year Ended January 31, 2024
		$	%		$	%
Recurring Revenue (in millions) (1)	$7,024	$1,050	18%	$5,974	$597	11%	$5,377
As a percentage of net revenue	97%	N/A	N/A	97%	N/A	N/A	98%
 ________________
(1)     The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Consolidated Statements of Operations.
NR3 was above the range of 100% and 110%, on a constant currency basis, as of both January 31, 2026 and 2025, in part due to our new transaction model.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, the United Kingdom, Japan, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total spend:

	Fiscal Year Ended January 31, 2026
	Percent change compared to prior fiscal year (as reported)	Constant currency percent change compared to prior fiscal year (1)	Positive/negative/neutral impact from foreign exchange rate changes
Net revenue	18%	18%	Neutral
Total spend	18%	18%	Neutral
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

(in millions)	January 31, 2026	January 31, 2025
Deferred revenue	$4,693	$4,128
Unbilled deferred revenue	3,607	2,810
RPO	$8,300	$6,938

RPO consisted of the following:

(in millions)	January 31, 2026	January 31, 2025
Current RPO	$5,479	$4,457
Non-current RPO	2,821	2,481
RPO	$8,300	$6,938

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer contracts, the specific timing of customer renewals, and foreign currency fluctuations. Historically, we have had increased EBA sales activity in our fourth fiscal quarter and this seasonality may affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters. As customers continue to transition from multi-year subscription contracts billed upfront to annual billing installments, some customers may choose annual contracts instead. If this were to occur, we would expect it to proportionately reduce the unbilled portion of our total remaining performance obligations and would expect it to impact total RPO growth rates negatively. Deferred revenue, billings, current RPO, revenue, non-GAAP operating margin, and free cash flow would remain broadly unchanged in this scenario.

Balance Sheet and Cash Flow Items

At January 31, 2026, we had $2.97 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $2.45 billion for the fiscal year ended January 31, 2026, from $1.61 billion for the fiscal year ended January 31, 2025. We repurchased 5 million shares of our common stock for $1.40 billion during fiscal 2026. Comparatively, we repurchased 3 million shares of our common stock for $858 million during fiscal 2025. Further discussion regarding the balance sheet and cash flow activities are discussed below under the heading “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Overview

We believe our investment in cloud products and a subscription business model, backed by a strong balance sheet, give us a robust foundation to successfully navigate complex geopolitical and global macro-economic challenges. However, material scarcity, supply chain disruption and resulting inflationary pressures, higher interest rates, a global labor shortage, ongoing geopolitical conflicts, economic and regulatory uncertainty, the potential for global trade wars, and foreign exchange rate fluctuations, may impact our outlook. We also expect our continued transition to annual billings for multi-year contracts to impact the timing of our billings and cash collections. The extent of the impact of these risks on our business in fiscal 2027 and beyond will depend on several factors, some of which are out of our control. Further discussion of the potential impacts of these risks on our business can be found in Part I, Item 1A, “Risk Factors.”

Our sales incentives to Solution Providers are recorded as operating expenses under the new transaction model in which Solution Providers provide a quote to customers but the actual transaction occurs directly between Autodesk and the customer. Accordingly, we expect sales incentives paid to resellers recorded as a reduction of transaction price and subsequently recognized as a reduction to subscription revenue over the contract period to continue to decrease as we have transitioned to the new transaction model. Most of the sales incentives payments to Solution Providers in our new transaction model are considered incremental and recoverable costs of obtaining a contract with a customer and are capitalized and included in “Prepaid expenses and other current assets” and “Long-term other assets” on the Consolidated Balance Sheets. The deferred costs are amortized over the period of benefit and recorded to “Sales and Marketing” on the Consolidated Statement of Operations. The sales incentives not qualifying for capitalization are recorded to “Sales and Marketing” on the Consolidated Statement of Operations as the costs are incurred under the incentive program requirements. During fiscal 2027, we expect the change in recognition of sales incentives to indirect channels from contra revenue to operating expenses under the new transaction model to positively impact calculated revenue growth, while being broadly neutral to calculated operating profit and free cash flow dollars, and to result in a calculated negative impact to operating margin.

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

Other revenue consists of revenue from other products and services and is recognized as the products are delivered and services are performed.

	Fiscal Year Ended January 31, 2026	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2025	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$6,743	$1,026	18%	$5,717	Increase due to growth in subscriptions from our existing customer base.
Maintenance	33	(8)	(20)%	41
Total subscription and maintenance revenue	6,776	1,018	18%	5,758
Other	430	57	15%	373
	$7,206	$1,075	18%	$6,131

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024	Management Comments
(in millions, except percentages)		$	%
Net revenue:
Subscription	$5,717	$601	12%	$5,116	Increase due to growth in subscriptions from our existing customer base.
Maintenance	41	(13)	(24)%	54
Total subscription and maintenance revenue	5,758	588	11%	5,170
Other	373	46	14%	327
	$6,131	$634	12%	$5,497

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering, Construction and Operations (“AECO”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Fiscal Year Ended January 31, 2026	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2025	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AECO	$3,583	$646	22%	$2,937	Increase due to growth in revenue from AEC Collections, EBA offerings, and Autodesk Construction Cloud (now known as Forma for Construction).
AutoCAD and AutoCAD LT	1,787	215	14%	1,572	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	1,379	190	16%	1,189	Increase due to growth in revenue from MFG Collections, Fusion, and Inventor.
M&E	332	17	5%	315	Increase due to lower contra revenue driven by the adoption of the new transaction model and EBA offerings.
Other	125	7	6%	118
	$7,206	$1,075	18%	$6,131

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024	Management Comments

(in millions, except percentages)		$	%
Net revenue by product family:
AECO	$2,937	$357	14%	$2,580	Increase due to growth in revenue from AEC Collections, EBAs, Autodesk Construction Cloud (now known as Forma for Construction), Revit, and Payapps.
AutoCAD and AutoCAD LT	1,572	110	8%	1,462	Increase due to growth in revenue from both AutoCAD and AutoCAD LT.
MFG	1,189	126	12%	1,063	Increase due to growth in revenue from MFG Collections, EBA offerings, Inventor, and Fusion.
M&E	315	20	7%	295	Increase due to revenue from the PIX acquisition and EBA offerings.
Other	118	21	22%	97
	$6,131	$634	12%	$5,497

Net Revenue by Geographic Area

	Fiscal Year Ended January 31, 2026	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Fiscal Year Ended January 31, 2024

(in millions, except percentages)		$	%	%		$	%	%

Net revenue:
Americas
U.S.	$2,566	$338	15%	*	$2,228	$250	13%	*	$1,978
Other Americas	612	124	25%	*	488	28	6%	*	460
Total Americas	3,178	462	17%	17%	2,716	278	11%	12%	2,438
EMEA	2,794	487	21%	21%	2,307	265	13%	13%	2,042
APAC	1,234	126	11%	14%	1,108	91	9%	13%	1,017
Total net revenue	$7,206	$1,075	18%	18%	$6,131	$634	12%	13%	$5,497
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

Net Revenue by Sales Channel

	Fiscal Year Ended January 31, 2026	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2025
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$2,646	$(922)	(26)%	$3,568
Direct	4,560	1,997	78%	2,563
Total net revenue	$7,206	$1,075	18%	$6,131

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024
(in millions, except percentages)		$	%
Net revenue by sales channel:
Indirect	$3,568	$124	4%	$3,444
Direct	2,563	510	25%	2,053
Total net revenue	$6,131	$634	12%	$5,497

For fiscal 2026 and 2025, approximately 63% and 42%, respectively, of our revenue was derived from direct sales to customers. With the continued growth of our online Autodesk branded store and the introduction of our new transaction model, we have been decreasing our sales through resellers and distributors and transacting directly with more end customers. We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue. We expect our indirect channel will continue to transact and support a considerable portion of our customers, particularly in emerging regions. See further discussion regarding our new transaction model in the Overview to Results of Operations above.

Net Revenue by Product Type

	Fiscal Year Ended January 31, 2026	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2025
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$5,980	$876	17%	$5,104	Increase primarily due to growth in AEC collections, EBA offerings, AutoCAD, AutoCAD LT, and MFG collections.
Make	796	142	22%	654	Increase primarily due to growth in revenue from Autodesk Construction Cloud (now known as Forma for Construction) and Fusion.
Other	430	57	15%	373
Total Net Revenue	$7,206	$1,075	18%	$6,131

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$5,104	$457	10%	$4,647	Increase primarily due to growth in AEC collections, AutoCAD Family, MFG collections, and EBA offerings.
Make	654	131	25%	523	Increase primarily due to growth in revenue from Autodesk Construction Cloud (now known as Forma for Construction), Fusion, and PIX.
Other	373	46	14%	327
Total Net Revenue	$6,131	$634	12%	$5,497

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

Restructuring, other exit costs, and facility reductions include charges related to the restructuring plans initiated during the fourth fiscal quarter ended January 31, 2026 (“January 2026 Plan”) and during the first fiscal quarter ended April 30, 2025 (“2026 Plan”) to support our initiatives to optimize and complete our go-to-market organization and, at the same time, to reallocate resources to our strategic priorities of investments in cloud, platform and artificial intelligence. In addition to the culmination of our sales and marketing optimization program, the January 2026 Plan also reallocates resources in certain other functions to accelerate Autodesk’s strategic priorities.

	Fiscal Year Ended January 31, 2026	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2025	Management Comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription	$463	$50	12%	$413	Increase primarily due to employee-related costs driven by higher headcount and merit increases and an increase in cloud hosting costs.
Other	90	10	13%	80	Increase primarily due to employee-related costs.
Amortization of developed technologies	97	12	14%	85	Increase is due to amortization of acquired developed technologies related to acquisitions in fiscal 2025 and an increase in amortization related to capitalized software costs.
Total cost of revenue	$650	$72	12%	$578

Operating expenses:
Marketing and sales	$2,373	$373	19%	$2,000	Increase primarily due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model and professional fees.
Research and development	1,643	158	11%	1,485	Increase primarily due to employee-related costs driven by higher headcount and merit increases and an increase in cloud hosting costs.
General and administrative	693	43	7%	650	Increase primarily due to an increase in charitable contributions to the Autodesk Foundation and employee-related costs partially offset by a decrease in acquisition-related costs.
Amortization of purchased intangibles	53	4	8%	49	No material change as compared to the prior period.
Restructuring, other exit costs, and facility reductions	216	201	1,340%	15	The increase is due to the restructuring plans the Company initiated during fiscal 2026. See Part II, Item 8, Note 11 “Restructuring, other exit costs, and facility reductions” for more details.
Total operating expenses	$4,978	$779	19%	$4,199

	Fiscal Year Ended January 31, 2025	Change compared to prior fiscal year		Fiscal Year Ended January 31, 2024	Management comments

(In millions, except percentages)		$	%
Cost of revenue:
Subscription	$413	$32	8%	$381	Increase primarily due to employee-related costs driven by higher headcount and an increase in cloud hosting costs.
Other	80	(2)	(2)%	82	Decrease primarily due to decrease in professional fees and stock-based compensation expense.
Amortization of developed technologies	85	37	77%	48	Increase is primarily due to amortization of acquired developed technologies related to acquisitions in fiscal 2025.
Total cost of revenue	$578	$67	13%	$511

Operating expenses:
Marketing and sales	$2,000	$177	10%	$1,823	Increase primarily due to an increase in employee-related costs mostly related to headcount growth, merit increases and internal sales commissions, partially offset by a decrease in stock-based compensation expense. Also, due to an increase in sales commissions to Solution Providers due to the recognition of these costs in marketing and sales expense under the new transaction model, cloud hosting costs, and professional fees partially offset by an increase in capitalized software costs.
Research and development	1,485	112	8%	1,373	Increase primarily due to employee-related costs driven by higher headcount and merit increases and an increase in cloud hosting costs and professional fees partially offset by an increase in capitalized software costs.
General and administrative	650	30	5%	620	Increase primarily due to an increase in employee-related costs driven by higher headcount and merit increases and an increase in cloud hosting costs partially offset by a decrease in charitable contributions to the Autodesk Foundation and a decrease in lease-related asset impairment and other charges.
Amortization of purchased intangibles	49	7	17%	42	The increase is primarily due to amortization of acquired intangibles as a result of acquisitions in fiscal 2025 offset by previously acquired assets that continue to become fully amortized.
Restructuring, other exit costs, and facility reductions	$15	$15	NM	$—	The increase is due to the restructuring plan the Company initiated during fiscal 2026. See Part II, Item 8, Note 11 “Restructuring, other exit costs, and facility reductions” for more details.
Total operating expenses	$4,199	$341	9%	$3,858
_______________
(1)Not meaningful.

The following table highlights our expectation for the absolute dollar change for fiscal 2027 as compared to fiscal 2026:

	Absolute dollar impact	Management Comments
Cost of revenue	Increase	We expect our cost of revenue to increase as our revenue grows.
Marketing and sales	Increase	We expect marketing and sales expenses to increase with the recognition of Solution Provider commissions under our new transaction model.
Research and development	Increase	We expect our research and development expenses to increase as we continue our investments in cloud, platform, and artificial intelligence.
General and administrative	Flat	We expect general and administrative expenses to remain flat due to continued cost discipline.
Amortization of purchased intangibles	Flat	We expect our amortization of purchased intangibles to remain unchanged.
Restructuring, other exit costs, and facility reductions	Decrease	We expect restructuring, other exit costs, and facility reductions to decrease as compared to fiscal 2026 due to the plans initiated during the first and fourth quarters of fiscal 2026. The 2026 Plan is substantially complete as of January 31, 2026, and the majority of the costs of the January 2026 Plan were incurred in fiscal 2026.

Interest and Other Expense, Net

The following table sets forth the components of interest and other expense, net:

	Fiscal year ended January 31,
	2026	2025	2024
	(in millions)
Interest and investment income, net	$20	$28	$26
Gain on foreign currency	7	6	10
Loss on strategic investments	(9)	(10)	(32)
Other income	7	6	4
Interest and other income, net	$25	$30	$8

Interest and other income, net, decreased by $5 million during fiscal 2026, as compared to fiscal 2025. The decrease in interest and other income, net, was primarily due to an increase in interest expense.

Interest and other income, net, increased by $22 million during fiscal 2025, as compared to fiscal 2024. The increase in interest and other income, net, was primarily due to a decrease in impairments of strategic investment equity securities and an increase in gains for investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans partially offset by a decrease in interest income and a decrease in gains on foreign currency in the current period as compared to the prior period.

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

Income tax expense was $479 million and $272 million for fiscal 2026 and 2025, relative to pre-tax income of $1.60 billion and $1.38 billion, respectively, for the same periods. The tax expense for fiscal 2026 consists primarily of the U.S. and foreign tax expense, including withholding tax on payments made to the United States or to Ireland from foreign sources, and tax on net controlled foreign corporation tested income (“NCTI”), offset by tax deductible stock-based compensation, and tax credits. Tax expense for fiscal 2025 consisted primarily of the U.S. and foreign tax expense, including withholding tax on payments made to the United States or to Singapore from foreign sources, a partial audit settlement with the IRS, and related increase in reserves relating to research and development tax credits, offset by a decrease in tax expense relating to stock-based compensation and tax benefit from the Australia valuation allowance release. The income tax expense for fiscal 2026, increased compared to fiscal 2025, primarily due to the reduced taxable benefit arising from foreign-derived deduction-eligible income (“FDDEI”) and increased tax expense associated with NCTI arising as a result of both an election made in the U.S. regarding timing of taxation of revenue to more closely align the timing of taxation with our U.S. GAAP revenue recognition principles, as well as a tax law change to full expensing of U.S. research and development expenses under the OBBBA. The increase in income tax expense was partially offset by benefits arising from return-to-provision adjustments associated with the completion of the fiscal 2025 U.S. income tax return. These adjustments provided benefits such as higher tax credits from research and development activities, lower U.S. international taxes on foreign earnings, and updated state deferred taxes reflecting changes in state tax rates.

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

In fiscal 2026, a valuation allowance was established in Australia on deferred tax assets that will convert to capital loss upon reversal. The Company also released the valuation allowance in Portugal based on positive evidence supporting the realization of its deferred tax assets in fiscal 2026.
We continue to retain a valuation allowance against New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets that will convert to a capital loss upon reversal in Australia and the U.S., as we do not have sufficient income of the appropriate character to benefit from these deferred tax assets.

As we continually strive to optimize our overall business model, tax planning strategies may become feasible whereby management may determine, based on all available evidence, both positive and negative, that it is more likely than not that the deferred tax assets in New Zealand, California, Massachusetts, Michigan, and the assets relating to capital losses or assets that will convert into a capital loss upon reversal in Australia and U.S. will be realized.

As of January 31, 2026, we had $307 million of gross unrecognized tax benefits, of which $50 million would reduce our valuation allowance, if recognized. The remaining $257 million would impact the effective tax rate. The amount of unrecognized tax benefits expected to decrease in the next twelve months due to statute lapses is $162 million.

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

The Company filed a request to the Internal Revenue Service (“IRS”) in the U.S. in fiscal 2026 for non-automatic change in accounting method to no longer capitalize certain research and development expenditures in its controlled foreign corporations, in line with recent IRS guidance. The tax effects of the proposed accounting method change have not been recognized in the accompanying consolidated financial statements in fiscal 2026 as IRS approval is required prior to recognition. The Company will record the impact of the method change in the period that IRS approval is obtained. We anticipate this method change will decrease our provision for income taxes due to reduction of tax expense associated with NCTI.

Signed into law on August 16, 2022, the Inflation Reduction Act contains many revisions to the Internal Revenue Code effective in taxable years beginning after December 31, 2022, including a 15% corporate alternative minimum tax. This is immaterial to provision for income taxes in the current fiscal year.

Signed into law on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The requirement to capitalize and amortize U.S. research and development expenses was permanently eliminated allowing for the immediate expensing of domestic research and development expenditures for tax years beginning after December 31, 2024 and the impacts have been included in our fiscal 2026 consolidated financial statements. In addition to this change, the OBBBA includes a broad range of tax reform provisions initially established by the Tax Cut and Jobs Act. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2026 and others effective in fiscal year 2027.

OTHER FINANCIAL INFORMATION

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, we believe the following non-GAAP measures are useful to investors in evaluating our operating performance. For the fiscal years ended January 31, 2026, 2025, and 2024, our gross profit, income from operations, operating margin, net income, and diluted net income per share on a GAAP and non-GAAP basis were as follows (in millions except for operating margin and per share data):

	Fiscal Year Ended January 31,
	2026	2025	2024
	(Unaudited)
Gross profit	$6,556	$5,553	$4,986
Non-GAAP gross profit	$6,703	$5,683	$5,080
Income from operations	$1,578	$1,354	$1,128
Non-GAAP income from operations	$2,737	$2,231	$1,962
Operating margin	22%	22%	21%
Non-GAAP operating margin	38%	36%	36%
Net income	$1,124	$1,112	$906
Non-GAAP net income	$2,242	$1,839	$1,642
Diluted net income per share	$5.23	$5.12	$4.19
Non-GAAP diluted net income per share	$10.43	$8.47	$7.60

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

RECONCILIATION OF GAAP FINANCIAL MEASURES TO NON-GAAP FINANCIAL MEASURES

(In millions except for operating margin, and per share data):

	Fiscal Year Ended January 31,
	2026	2025	2024
	(Unaudited)
Gross profit	$6,556	$5,553	$4,986
Stock-based compensation expense	58	50	51
Amortization of developed technologies	89	80	43
Non-GAAP gross profit	$6,703	$5,683	$5,080

Income from operations	$1,578	$1,354	$1,128
Stock-based compensation expense	788	686	703
Amortization of purchased intangibles and developed technologies	139	129	84
Acquisition-related costs	16	47	33
Lease-related asset impairments and other charges	—	—	14
Restructuring, other exit costs, and facility reductions	216	15	—
Non-GAAP income from operations	$2,737	$2,231	$1,962

Operating margin	22%	22%	21%
Stock-based compensation expense	11%	11%	13%
Amortization of purchased intangibles and developed technologies	2%	2%	2%
Acquisition-related costs	—%	1%	1%
Restructuring, other exit costs, and facility reductions	3%	—%	—%
Non-GAAP operating margin (1)	38%	36%	36%

Net income	$1,124	$1,112	$906
Stock-based compensation expense	788	686	703
Amortization of purchased intangibles and developed technologies	139	129	84
Acquisition-related costs	16	47	33
Lease-related asset impairments and other charges	—	—	14
Restructuring, other exit costs, and facility reductions	215	15	—
Loss (gain) on strategic investments and dispositions, net	9	10	32
Income tax adjustments	(49)	(160)	(130)
Non-GAAP net income	$2,242	$1,839	$1,642

Diluted net income per share	$5.23	$5.12	$4.19
Stock-based compensation expense	3.67	3.15	3.26
Amortization of purchased intangibles and developed technologies	0.65	0.60	0.39
Acquisition-related costs	0.07	0.22	0.15
Lease-related asset impairments and other charges	—	—	0.06
Restructuring, other exit costs, and facility reductions	1.00	0.07	—
Loss (gain) on strategic investments and dispositions, net	0.04	0.05	0.15
Income tax adjustments	(0.23)	(0.74)	(0.60)
Non-GAAP diluted net income per share	$10.43	$8.47	$7.60
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

Amortization of developed technologies and purchased intangibles. We incur amortization of acquisition-related developed technologies and purchased intangibles in connection with acquisitions of certain businesses and technologies. Amortization of developed technologies and purchased intangibles is inconsistent in amount and frequency and is significantly affected by both the timing and size of our acquisitions. Management finds it useful to exclude these variable charges to assist in budgeting, planning, and forecasting future periods. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of developed technologies and purchased intangible assets will recur in future periods.

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

At January 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $2.97 billion and net accounts receivable of $1.44 billion.

In May 2025, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to be increased up to $2 billion subject to receipt of additional commitments and other customary conditions. The proceeds from the 2025 Credit Agreement are available for working capital and general corporate purposes. At January 31, 2026, Autodesk had no outstanding borrowings under the 2025 Credit Agreement. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion on our covenant requirements and additional information with respect to the 2025 Credit Agreement. If we are unable to remain in compliance with the covenants under the 2025 Credit Agreement, we may not be able to draw on our revolving credit facility. Additionally, as of March 3, 2026, we have no amounts outstanding under the Credit Agreement.

As of January 31, 2026, we had $2.50 billion aggregate principal amount of notes outstanding. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further discussion.

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

	Fiscal year ended January 31,
(in millions)	2026	2025	2024
Net cash provided by operating activities	$2,452	$1,607	$1,313
Net cash used in investing activities	(451)	(903)	(502)
Net cash used in financing activities	(1,361)	(987)	(852)

Net cash provided by operating activities of $2.45 billion for fiscal 2026, primarily consisted of $1.12 billion of our net income adjusted for $1.83 billion non-cash items such as stock-based compensation expense, restructuring, other exit costs, and facility reductions, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. The decrease in cash provided by working capital was primarily due to a negative change in prepaid expenses and other assets and a negative change in accounts receivable due to the seasonality of our billings in the fourth fiscal quarter and growth in billings partially offset by a net increase in deferred revenue driven by an increase in product subscriptions and EBA offerings.

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

Net cash used in investing activities was $451 million for fiscal 2026 and was primarily due to purchases of marketable securities and strategic investments partially offset by sales and maturities of marketable securities.

Net cash used in investing activities was $903 million for fiscal 2025 and was primarily due to business combinations, net of cash acquired, and purchases of marketable securities partially offset by sales and maturities of marketable securities.

Net cash used in financing activities was $1,361 million in fiscal 2026 and was primarily due to repurchases of our common stock and payment of notes payable due in June 2025 partially offset by the proceeds from the issuance of notes payable due in June 2035.

Net cash used in financing activities was $987 million in fiscal 2025 and was primarily due to repurchases of our common stock.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant financial contractual obligations at January 31, 2026, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(in millions)	Total	Fiscal year 2027	Fiscal years 2028-2029	Fiscal years 2030-2031	Thereafter	Management Comments
Notes payable	$2,970	$82	$636	$615	$1,637	Notes payable consist of the notes issued in June 2017, January 2020, October 2021, and June 2025 including interest. See Part II, Item 8, Note 8, “Borrowing Arrangements,” in the Notes to Consolidated Financial Statements for further information.
Operating leases	275	60	117	67	31
Operating lease obligations consist of obligations for real estate and certain equipment. See Part II, Item 8, Note 9, “Leases,” in the Notes to Consolidated Financial Statements for further information.

Purchase obligations	618	303	300	10	5	Purchase obligations are contractual obligations for purchase of goods or services and are defined as agreements that are enforceable and legally binding to Autodesk and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations relate primarily to acquisition of cloud services, marketing, and commitments related to our investment agreements with limited liability partnership funds.
Deferred compensation obligations	137	14	30	28	65	Deferred compensation obligations relate to amounts held in a rabbi trust under our non-qualified deferred compensation plan. See Part II, Item 8, Note 3, “Financial Instruments,” in our Notes to Consolidated Financial Statements for further information.
Pension obligations	49	5	9	10	25	Pension obligations relate to our obligations for pension plans outside of the United States. See Part II, Item 8, Note 18, “Retirement Benefit Plans,” in our Notes to Consolidated Financial Statements for further information.
Asset retirement obligations	13	4	5	2	2	Asset retirement obligations represent the estimated costs to restore certain office buildings that we lease back to their original condition after the termination of the lease.
Total (1)	$4,062	$468	$1,097	$732	$1,765
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

During the three and 12 months ended January 31, 2026, we repurchased 2 million and 5 million shares of our common stock, respectively. At January 31, 2026, $2.48 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors. The plans do not have a fixed expiration date. See Part II, Item 8, Note 13, “Stock Repurchase Program,” in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of January 31, 2026 and 2025, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Australian dollars, British pounds, Euros, Japanese yen, and Singapore dollars. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 31, 2026		January 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,743	$18	$1,152	$(20)
Sold	2,166	(20)	1,894	8
Option Contracts:
Purchased	1,597	12	1,269	24
Sold	1,698	(13)	1,349	(5)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A sensitivity analysis performed on our hedging portfolio as of January 31, 2026, indicated that a hypothetical 10% appreciation of the U.S. dollar from its value at January 31, 2026 and 2025, would increase the fair value of our foreign currency contracts by $159 million and $209 million, respectively. A hypothetical 10% depreciation of the dollar from its value at January 31, 2026 and 2025, would decrease the fair value of our foreign currency contracts by $158 million and $116 million, respectively.

INTEREST RATE RISK

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer term securities. At January 31, 2026, we had $2.15 billion of cash equivalents and marketable securities, including $348 million classified as short-term marketable securities and $376 million classified as long-term marketable securities. If interest rates were to move up by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Fiscal year ended January 31,
	2026	2025	2024
Net revenue:
Subscription	$6,743	$5,717	$5,116
Maintenance	33	41	54
Total subscription and maintenance revenue	6,776	5,758	5,170
Other	430	373	327
Total net revenue	7,206	6,131	5,497
Cost of revenue:
Cost of subscription and maintenance revenue	463	413	381
Cost of other revenue	90	80	82
Amortization of developed technologies	97	85	48
Total cost of revenue	650	578	511
Gross profit	6,556	5,553	4,986
Operating expenses:
Marketing and sales	2,373	2,000	1,823
Research and development	1,643	1,485	1,373
General and administrative	693	650	620
Amortization of purchased intangibles	53	49	42
Restructuring, other exit costs, and facility reductions	216	15	—
Total operating expenses	4,978	4,199	3,858
Income from operations	1,578	1,354	1,128
Interest and other income, net	25	30	8
Income before income taxes	1,603	1,384	1,136
Provision for income taxes	(479)	(272)	(230)
Net income	$1,124	$1,112	$906
Basic net income per share	$5.28	$5.17	$4.23
Diluted net income per share	$5.23	$5.12	$4.19
Weighted average shares used in computing basic net income per share	213	215	214
Weighted average shares used in computing diluted net income per share	215	217	216
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Fiscal year ended January 31,
	2026	2025	2024
Net income	$1,124	$1,112	$906
Other comprehensive (loss) income, net of reclassifications:
Net (loss) gain on derivative instruments (net of tax effect of $5, $2, and $6)	(41)	1	(41)
Change in net unrealized gain on available-for-sale securities (net of tax effect of zero for all periods presented)	2	—	2
Change in defined benefit pension items (net of tax effect of zero, zero, and $1)	(2)	(1)	(5)
Net change in cumulative foreign currency translation gain (loss) (net of tax effect of $(1), $(1), and $4)	94	(51)	(5)
Total other comprehensive gain (loss)	53	(51)	(49)
Total comprehensive income	$1,177	$1,061	$857

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	January 31, 2026	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,249	$1,599
Marketable securities	348	287
Accounts receivable, net	1,439	1,008
Prepaid expenses and other current assets	906	588
Total current assets	4,942	3,482
Long-term marketable securities	376	267
Computer equipment, software, furniture, and leasehold improvements, net	121	117
Operating lease right-of-use assets	157	169
Intangible assets, net	467	574
Goodwill	4,295	4,242
Deferred income taxes, net	842	1,205
Long-term other assets	1,267	777
Total assets	$12,467	$10,833
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$422	$242
Accrued compensation	659	506
Accrued income taxes	54	62
Deferred revenue	4,406	3,787
Operating lease liabilities	52	58
Current portion of long-term notes payable, net	—	300
Other accrued liabilities	215	196
Total current liabilities	5,808	5,151
Long-term deferred revenue	287	341
Long-term operating lease liabilities	199	214
Long-term income taxes payable	181	200
Long-term deferred income taxes	40	32
Long-term notes payable, net	2,483	1,987
Long-term other liabilities	424	287
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; shares authorized 2; none issued or outstanding at January 31, 2026 and 2025	—	—
Common stock and additional paid-in capital, $0.01 par value; shares authorized 750; 212 and 214 issued and outstanding at January 31, 2026 and 2025, respectively.	4,709	4,239
Accumulated other comprehensive loss	(232)	(285)
Accumulated deficit	(1,432)	(1,333)
Total stockholders’ equity	3,045	2,621
Total liabilities and stockholders' equity	$12,467	$10,833
See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Fiscal year ended January 31,
	2026	2025	2024
Operating activities:
Net income	$1,124	$1,112	$906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	195	180	139
Stock-based compensation expense	788	683	703
Amortization of costs to obtain a contract with a customer	536	212	140
Deferred income taxes	301	(121)	(86)
Lease-related asset impairments	—	—	14
Restructuring-related asset impairments	19	15	—
Other operating activities	(10)	(16)	(52)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(431)	(132)	86
Prepaid expenses and other assets	(1,051)	(488)	(256)
Accounts payable and other liabilities	455	238	27
Deferred revenue	555	(134)	(316)
Accrued income taxes	(29)	58	8
Net cash provided by operating activities	2,452	1,607	1,313
Investing activities:
Purchases of marketable securities	(945)	(815)	(1,110)
Sales of marketable securities	318	223	277
Maturities of marketable securities	467	638	487
Purchases of intangible assets	(33)	(62)	(30)
Business combinations, net of cash acquired	—	(825)	(70)
Capital expenditures	(43)	(40)	(31)
Purchases of strategic investments (1)	(216)	(22)	(27)
Other investing activities	1	—	2
Net cash used in investing activities	(451)	(903)	(502)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	137	121	130
Taxes paid related to net share settlement of equity awards	(289)	(256)	(187)
Repurchase and retirement of common stock	(1,402)	(852)	(795)
Proceeds from debt, net of discount	499	—	—
Repayments of debt	(300)	—	—
Other financing activities	(6)	—	—
Net cash used in financing activities	(1,361)	(987)	(852)
Effect of exchange rate changes on cash and cash equivalents	10	(10)	(14)
Net (decrease) increase in cash and cash equivalents	650	(293)	(55)
Cash and cash equivalents at beginning of fiscal year	1,599	1,892	1,947
Cash and cash equivalents at end of fiscal year	$2,249	$1,599	$1,892
Supplemental cash flow disclosure:
Cash paid for interest	$76	$69	$69
Cash paid for income taxes, net of tax refunds	$258	$281	$321
Non-cash investing and financing activities:
Fair value of common stock issued to settle liability-classified restricted stock units	$—	$4	$15

____________________
(1) “Purchases of strategic investments” were previously presented in “Other investing activities”. Prior period amounts have been reclassified to conform to the current period presentation. This presentation change did not have any impact to “Net cash used in investing activities”.

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2023	215	$3,325	$(185)	$(1,995)	$1,145
Common shares issued under stock plans	3	(60)	—	—	(60)
Stock-based compensation expense	—	693	—	—	693
Settlement of liability-classified restricted common shares	—	15	—	—	15
Net income	—	—	—	906	906
Other comprehensive loss	—	—	(49)	—	(49)
Repurchase and retirement of common shares	(4)	(171)	—	(624)	(795)
Balances, January 31, 2024	214	3,802	(234)	(1,713)	1,855
Common shares issued under stock plans	3	(135)	—	—	(135)
Stock-based compensation expense	—	694	—	—	694
Settlement of liability-classified restricted common shares	—	4	—	—	4
Net income	—	—	—	1,112	1,112
Other comprehensive loss	—	—	(51)	—	(51)
Repurchase and retirement of common shares	(3)	(126)	—	(732)	(858)
Balances, January 31, 2025	214	4,239	(285)	(1,333)	2,621
Common shares issued under stock plans	3	(152)	—	—	(152)
Stock-based compensation expense	—	802	—	—	802
Net income	—	—	—	1,124	1,124
Other comprehensive gain	—	—	53	—	53
Repurchase and retirement of common shares	(5)	(180)	—	(1,223)	(1,403)
Balances, January 31, 2026	212	$4,709	$(232)	$(1,432)	$3,045

See accompanying Notes to Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026
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

Examples of significant estimates and assumptions made by management involve revenue recognition for product subscriptions and enterprise business arrangements (“EBAs”), the determination of the fair value of acquired intangible assets and goodwill, and the realizability of deferred tax assets. The Company also makes assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, loss contingencies, and operating lease liabilities.

Revenue Recognition

Autodesk’s revenue is divided into three categories: subscription revenue, maintenance revenue, and other revenue. Subscription revenue consists of our term-based product subscriptions, cloud service offerings, and flexible enterprise business agreements (“EBAs”).  Maintenance revenue consists of renewal fees for existing agreements. Other revenue consists of revenue from consulting and other products and services. Revenue is recognized when control for these offerings is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

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

For product subscriptions and flexible EBA subscriptions in which the desktop software and related cloud functionalities are highly interrelated, the single performance obligation is recognized ratably over the contract term as the subscription is delivered. For subscriptions involving distinct desktop software licenses, the license performance obligation is satisfied when delivered to our customers. For standalone maintenance subscriptions and cloud subscriptions, the performance obligation is satisfied ratably over the contract term as those services are delivered. For consulting services and Flex, the performance obligation is satisfied over a period of time as those services are delivered.

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

Costs to Obtain a Contract with a Customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The commission costs are capitalized and included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets. The liabilities associated with the commission costs are included in “Accounts payable”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Consolidated Balance Sheets. The deferred costs are then amortized over the period of benefit. Autodesk determined that sales commissions earned by internal sales personnel that are related to contract renewals are commensurate with sales commissions earned on the initial contracts, and we determined the period of benefit to be the term of the respective customer contract. Commissions paid to our solution providers that are related to contract renewals may either be commensurate or non-commensurate with commissions earned on the initial contract, depending on the commissions program. Costs for initial contracts that are non-commensurate with commissions on renewal contracts are amortized on a straight-line basis over the period of benefit. For non-commensurate commissions, we determined the estimated period of benefit by taking into consideration customer retention data, customer contracts, our technology, and other factors. Costs for initial contracts that are commensurate with commissions on renewal contracts are amortized based on the contract term, which ranges from 1 to 3 years. Deferred costs are periodically reviewed for impairment. Amortization expense is included in marketing and sales expenses in the Consolidated Statements of Operations.

The ending balance of assets recognized from costs to obtain a contract with a customer was $913 million and $467 million as of January 31, 2026 and January 31, 2025, respectively. The liabilities associated with the commission costs were $550 million and $282 million as of January 31, 2026, and January 31, 2025, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $536 million, $212 million, and $140 million during fiscal years ended January 31, 2026, 2025, and 2024, respectively. Autodesk did not recognize any contract cost impairment losses during the fiscal years ended January 31, 2026, 2025, or 2024.

Fair Value Measurement

We measure certain financial instruments at fair value on a recurring basis, including marketable securities and derivative instruments. Fair value is defined under ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We use a three-level hierarchy to prioritize the inputs used in measuring fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices, such as interest rates and yield curves. Level 3 inputs are unobservable and reflect our own assumptions.

Autodesk’s Level 2 securities and derivatives are valued primarily using observable inputs other than quoted prices in active markets for identical assets and liabilities. The Company has elected to use the income approach to value derivatives using the observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). Mid-market pricing is used as a practical expedient and when required, rates are interpolated from commonly quoted intervals published by market sources. We did not have any material Level 3 instruments as of the reporting date. Key inputs for currency derivatives are spot rates, forward rates, interest rates, volatility, and credit default rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date. Autodesk reviews for any potential changes on a quarterly basis. See Note 3, “Financial Instruments” for more information.

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

The Company's strategic investments consist of privately held debt and equity securities. Under the measurement alternative method, strategic investments in equity securities are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. The company’s strategic investments in debt and equity securities (Level 3) are valued using significant unobservable inputs or data in an inactive market and the valuation requires the Company’s judgment due to the absence of market prices and inherent lack of liquidity. These assumptions are inherently subjective and involve significant management judgment. In addition, the determination of whether an orderly transaction is for a same or similar investment requires management judgment including: the rights and obligations of the investments, the extent to which those differences would affect the fair values of those investments, and the impact of any differences based on the stage of operational development of the investee.

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

Derivative Financial Instruments

Under its risk management strategy, Autodesk uses derivative instruments to manage its short-term exposures to fluctuations in foreign currency exchange rates that exist as part of ongoing business operations. Autodesk’s general practice is to hedge a portion of transaction exposures primarily denominated in Australian dollars, British pounds, Euros, Japanese yen, and Singapore dollars. These instruments generally have maturities between one and 12 months in the future. Autodesk uses foreign currency contracts not designated as hedging instruments and foreign currency contracts designated as cash flow hedges but Autodesk does not enter into derivative instrument transactions for trading or speculative purposes.

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

Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the foreign subsidiary’s functional currency, are included in “Interest and other income, net.” Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets and liabilities are remeasured based on historical exchange rates.

Allowance for Credit Loss

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

Partner Incentive Program Reserves

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

The following table summarizes the changes in partner incentive program reserves for the fiscal years ended January 31, 2026, 2025, and 2024:

	Fiscal Year Ended January 31,
	2026	2025	2024
Balance at beginning of fiscal year	$74	$103	$90
Additions charged to costs and expenses or revenues	91	91	91
Additions charged to deferred revenue	696	908	980
Deductions	770	1,028	1,058
Balances at end of fiscal year (1)	$91	$74	$103

 ____________________
(1)The partner program incentive reserves balance impacts "Accounts receivable, net" and "Accounts payable" on the accompanying Consolidated Balance Sheets.

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

Autodesk’s accounts receivable are derived from sales to a large number of resellers, distributors, and direct customers in the Americas, Europe, Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”) geographies. Autodesk performs ongoing evaluations of these partners’ and customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral from such parties. Total revenue from the Company’s largest distributor TD Synnex Corporation, and its global affiliates (“TD Synnex”), accounted for 14%, 33%, and 39% of Autodesk's net revenue for fiscal years ended January 31, 2026, 2025 and 2024, respectively. The majority of the net revenue from sales to TD Synnex is from sales made outside of the United States. No other customer accounted for more than 10% of Autodesk’s total net revenue or trade accounts receivable for each of the respective periods.

Software Development Costs

Software development costs for external use incurred prior to the establishment of technological feasibility are included in research and development expenses. Autodesk defines establishment of technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general market availability of the products are capitalized and generally amortized over a two-year period, if material. Autodesk had no capitalized software development costs at January 31, 2026 and 2025.

Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Consolidated Balance Sheets. Capitalized costs were $380 million and $327 million at January 31, 2026, and January 31, 2025, respectively. Accumulated amortization was $175 million and $136 million at January 31, 2026, and January 31, 2025, respectively. Amortization expense was $43 million, $53 million, and $42 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

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

Business Combinations

Autodesk records the assets acquired and liabilities assumed in a business combination based on their estimated fair values on the acquisition date, with the exception of contract assets and contract liabilities (i.e., deferred revenue) which are recognized and measured on the acquisition date in accordance with Autodesk’s “Revenue Recognition” policy in Note 1 “Business and Summary of Significant Accounting Policies”. The fair values assigned to the identifiable intangible assets acquired are based on estimates and assumptions determined by management. Autodesk records the excess of consideration transferred over the aggregate fair values as goodwill. During the measurement period, which may be up to one year from the acquisition date, Autodesk may record adjustments to these assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Impairment of Long-Lived Assets

At least annually or more frequently as circumstances dictate, Autodesk reviews its long-lived assets for impairment whenever impairment indicators exist. When such circumstances occur, Autodesk assesses the recoverability of these assets.  Recoverability is measured by comparison of the carrying amounts of the assets to the future undiscounted cash flow the assets are expected to generate generally using Level 3 inputs. If the long-lived assets are impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds its fair market value. See Note 9, “Leases” for further discussion on impairment charges of lease related right-of-assets.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses incurred were $69 million in fiscal 2026, $54 million in fiscal 2025, and $64 million in fiscal 2024.

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

Accounting Standards in Fiscal 2026

Accounting Standards Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures” (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. Autodesk provided the new disclosures required by ASU 2023-09 beginning with its annual financial statements for the fiscal year ending January 31, 2026.

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

Recently issued accounting standards not yet adopted

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)” (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of software costs under Subtopic 350-40. ASU 2025-06 eliminates accounting consideration of software development “stages”. Cost capitalization will now begin solely when (1) management has authorized and committed to funding the software project, and (2) it is probable the project will be completed and the software used to perform its intended function (the probable-to-complete threshold). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. The amendments in ASU 2205-06 supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. ASU 2025-06 is effective for Autodesk’s fiscal year beginning February 1, 2028, and interim periods within that fiscal year. Early adoption is permitted. Autodesk is currently evaluating the effect of adopting ASU 2025-06 on its consolidated financial statements.

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

There have been no other recent accounting pronouncements during the fiscal year ended January 31, 2026, that may have a material impact on our financial position or results of operations.

2. Revenue Recognition

Revenue Disaggregation

Autodesk recognizes revenue from the sale of (1) product subscriptions, cloud service offerings, and EBAs, (2) fees for maintenance purchased with software licenses, and (3) consulting and other products and services. The three categories are presented as line items on Autodesk’s Consolidated Statements of Operations.

Information regarding the components of Autodesk’s net revenue from contracts with customers by product family, geographic location, sales channel, and product type was as follows:

	Fiscal Year ended January 31,
	2026	2025	2024
Net revenue by product family:
Architecture, Engineering, Construction and Operations	$3,583	$2,937	$2,580
AutoCAD and AutoCAD LT	1,787	1,572	1,462
Manufacturing	1,379	1,189	1,063
Media and Entertainment	332	315	295
Other	125	118	97
Total net revenue	$7,206	$6,131	$5,497

Net revenue by geographic area:
Americas
U.S.	$2,566	$2,228	$1,978
Other Americas	612	488	460
Total Americas	3,178	2,716	2,438
Europe, Middle East and Africa	2,794	2,307	2,042
Asia Pacific	1,234	1,108	1,017
Total net revenue	$7,206	$6,131	$5,497

Net revenue by sales channel:
Indirect	$2,646	$3,568	$3,444
Direct	4,560	2,563	2,053
Total net revenue	$7,206	$6,131	$5,497

Net revenue by product type:
Design	$5,980	$5,104	$4,647
Make	796	654	523
Other	430	373	327
Total net revenue	$7,206	$6,131	$5,497

Payments for subscriptions are typically due in annual installments or upfront. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.
Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of January 31, 2026, Autodesk had remaining performance obligations of $8.30 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $5.48 billion or 66% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.82 billion or 34% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of January 31, 2026 and 2025. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the fiscal years ended January 31, 2026 and 2025, that was included in the deferred revenue balances at January 31, 2025 and 2024, was $3.78 billion and $3.49 billion, respectively. The satisfaction of performance obligations typically lags behind billings under revenue contracts from customers.

3.     Financial Instruments

The following tables summarize the Company’s financial instruments by significant investment category as of January 31, 2026 and 2025.

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$1,107	$—	$—	$1,107
Commercial paper	163	—	—	163
Certificates of deposit	54	—	—	54
U.S. government securities	96	—	—	96
Other (2)	1	—	—	1
Marketable securities:
Short-term
Commercial paper	155	—	—	155
Corporate debt securities	66	—	—	66
U.S. government securities	67	—	—	67
Asset backed securities	25	—	—	25
Certificates of deposit	16	—	—	16
Other (3)	19	—	—	19
Long-term
Corporate debt securities	156	1	—	157
Asset backed securities	85	—	—	85
U.S. government securities	83	—	—	83
Agency mortgage-backed securities	23	—	—	23
Other (4)	28	—	—	28
Mutual funds (5)	117	20	—	137
Total	$2,261	$21	$—	$2,282
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of corporate debt securities.
(3)Consists primarily of agency mortgage-backed securities and agency discount notes.
(4)Consists primarily of agency bonds and sovereign government bonds.
(5)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans with a corresponding deferred compensation liability. $14 million was classified as current and $123 million was classified as non-current. Included in “Prepaid expenses and other current assets”, “Long-term other assets”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Consolidated Balance Sheets.

	January 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$618	$—	$—	$618
Commercial paper	85	—	—	85
Certificates of deposit	38	—	—	38
U.S. government securities	19	—	—	19
Other (2)	4	—	—	4
Marketable securities:
Short-term
Commercial paper	96	—	—	96
Corporate debt securities	79	—		79
U.S. government securities	74	—	—	74
Asset backed securities	19	—	—	19
Other (3)	19		—	19
Long-term
Corporate debt securities	96	1	—	97
Asset backed securities	71	—	—	71
Agency mortgage-backed securities	40	—	—	40
U.S. government securities	52	—	(1)	51
Other (4)	8	—	—	8
Mutual Funds (5)	106	12	—	118
Total	$1,424	$13	$(1)	$1,436
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
(5)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans with a corresponding deferred compensation liability. $12 million was classified as current and $106 million was classified as non-current. Included in “Prepaid expenses and other current assets”, “Long-term other assets”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Consolidated Balance Sheets.

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of January 31, 2026:

Fair Value
Due within 1 year	$314
Due in 1 year through 5 years	384
Due in 5 years through 10 years	20
Due after 10 years	6
Total	$724

As of both January 31, 2026 and 2025, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for fiscal 2026.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both January 31, 2026 and 2025. There were no write offs of accrued interest receivables for both fiscal 2026 and 2025.

There were no material realized gain or loss for the sales or redemptions of debt securities during fiscal 2026, 2025, and 2024. Realized gains and losses from the sale or redemption of marketable securities are recorded in “Interest and other income, net” on the Company’s Consolidated Statements of Operations.

Strategic investments in equity securities

As of January 31, 2026 and 2025, Autodesk had $346 million and $168 million, respectively, in direct investments in privately held companies. These strategic investments in equity securities do not have readily determined fair values and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investments in equity securities with no readily determined fair values measured using the measurement alternative are included in Interest and Other Income (Expense), net on the Company’s Consolidated Statements of Operations. These adjustments were as follows:

	Fiscal Year Ended			Cumulative Amount as of
	2026	2025	2024	January 31, 2026
Upward adjustments	$—	$—	$—	$29
Negative adjustments, including impairments	(18)	(8)	(28)	(140)
Net adjustments	$(18)	$(8)	$(28)	$(111)

Autodesk does not consider the remaining investments to be impaired as of January 31, 2026.

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of January 31, 2026 and 2025:

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$1,107	$—	$—	$1,107
Commercial paper	—	163	—	163
Certificates of deposit	—	54	—	54
U.S. government securities	—	96	—	96
Other (2)	—	1	—	1
Marketable securities:
Short-term
Commercial paper	—	155	—	155
Corporate debt securities	—	66	—	66
U.S. government securities	—	67	—	67
Asset backed securities	—	25	—	25
Certificates of deposit	—	16	—	16
Other (3)	—	19	—	19
Long-term
Corporate debt securities	—	157	—	157
Asset backed securities	—	85	—	85
U.S. government securities	—	83	—	83
Agency bonds	—	23	—	23
Other (4)	—	28	—	28
Long-term other assets:
Mutual funds (5)	137	—	—	137
Derivative assets:
Derivative contract assets (6)	—	26	—	26
Derivative liabilities:
Derivative contract liabilities (7)	—	(28)	—	(28)
Total	$1,244	$1,036	$—	$2,280
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists of corporate debt securities.
(3)Consists primarily of agency mortgage-backed securities and agency discount notes.
(4)Consists primarily of agency bonds and sovereign government bonds.
(5)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans with a corresponding deferred compensation liability. Included in “Prepaid expenses and other current assets”, “Long-term other assets”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Consolidated Balance Sheets.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

	January 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$618	$—	$—	$618
Commercial paper	—	85	—	85
Certificates of deposit	—	38	—	38
U.S. government securities	—	19	—	19
Other (2)	—	4	—	4
Marketable securities:
Short-term
Corporate debt securities	—	79	—	79
Commercial paper	—	96	—	96
Asset backed securities	—	19	—	19
U.S. government securities	—	74	—	74
Other (3)	—	19	—	19
Long-term
Agency bonds	—	40	—	40
Corporate debt securities	—	97	—	97
U.S. government securities	—	51	—	51
Asset backed securities	—	71	—	71
Other (4)	—	8	—	8
Long-term other assets:
Mutual Funds (5)	118	—	—	118
Derivative assets
Derivative contract assets (6)	—	28	—	28
Derivative liabilities
Derivative contract liabilities (7)	—	(22)	—	(22)
Total	$736	$706	$—	$1,442
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
(5)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans with a corresponding deferred compensation liability. Included in “Prepaid expenses and other current assets”, “Long-term other assets”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Consolidated Balance Sheets.
(6)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Consolidated Balance Sheets.

4.     Equity Compensation

Stock Plans

The 2022 Equity Incentive Plan (the “2022 Plan”) was approved by Autodesk’s stockholders and became effective on June 16, 2022 and amended and restated on June 18, 2025. The 2022 Plan replaced the 2012 Employee Stock Plan, as amended, and the 2012 Outside Directors’ Stock Plan, as amended (collectively, the “Prior Plans”), and no further equity awards may be granted under the Prior Plans. The 2022 Plan reserves up to 44 million shares. The 2022 Plan permits the grant of stock options, restricted stock units, and restricted stock awards to employees and non-employee members of the Board of Directors. Each restricted stock unit or restricted stock award granted will be counted against the shares authorized for issuance under the 2022 Plan as 2.08 shares. If a granted option, restricted stock unit, or restricted stock award expires or becomes unexercisable for any reason, the unpurchased or forfeited shares that were granted may be returned to the 2022 Plan and may become available for future grant under the 2022 Plan. As of January 31, 2026, 22 million shares subject to restricted stock units and restricted stock awards have been granted under the 2022 Plan. Restricted stock units that were granted under the 2022 Plan vest over one to four years from the date of grant. The 2022 Plan will expire on March 17, 2032. At January 31, 2026, approximately 24 million shares were available for future issuance under the 2022 Plan.

The following sections summarize activity under Autodesk’s stock plans.

Restricted Stock Units:

A summary of restricted stock activity for the fiscal year ended January 31, 2026, was as follows:

	Unreleased Restricted Stock Units (in thousands)	Weighted average grant date fair value per share
Unvested restricted stock at January 31, 2025	5,188	$229.09
Granted	2,860	265.58
Vested	(3,048)	225.56
Canceled/Forfeited	(529)	236.92
Performance Adjustment (1)	6	275.23
Unvested restricted stock at January 31, 2026	4,477	$255.39
_______________
(1)Based on Autodesk’s financial results and relative total stockholder return for the fiscal 2025 performance period. The performance stock units were attained at rates ranging from 95% to 108% of the target award.

For the restricted stock granted during fiscal years ended January 31, 2026, 2025, and 2024, the weighted average grant date fair values were $265.58, $245.32, and $200.53, respectively. The fair value of the shares vested during fiscal years ended January 31, 2026, 2025, and 2024 were $871 million, $785 million, and $580 million, respectively.

During the fiscal year ended January 31, 2026, Autodesk granted 3 million restricted stock units. Restricted stock units vest over periods ranging from one to four years from the date of grant. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the restricted stock units is expensed ratably over the vesting period.

Autodesk recorded stock-based compensation expense related to restricted stock units of $596 million, $584 million, and $580 million during fiscal years ended January 31, 2026, 2025, and 2024, respectively. As of January 31, 2026, total compensation cost not yet recognized of $737 million related to unvested awards is expected to be recognized over a weighted average period of 1.80 years. At January 31, 2026, the number of restricted stock units granted but unvested was 4 million.

During the fiscal year ended January 31, 2026, Autodesk granted 332 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance and service period. The performance criteria for the majority of the performance stock units are primarily based on revenue and non-GAAP operating income less stock-based compensation expense goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2026 as well as one-year Relative TSR (covering year one) or vest following year three depending the achievement of the performance criteria for fiscal 2026 as well as a 3-year Relative TSR (covering years one, two and three).

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
The performance criteria for the performance stock units vested during fiscal year ended January 31, 2026, was based on revenue and free cash flow goals adopted by the Compensation and Human Resource Committee.

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights. The fair value of the performance stock units is expensed using the accelerated attribution over the vesting period.

Autodesk recorded stock-based compensation expense related to performance stock units of $77 million, $57 million, and $42 million during fiscal years ended January 31, 2026, 2025, and 2024, respectively. As of January 31, 2026, total compensation cost not yet recognized of $24 million related to unvested performance stock units, is expected to be recognized over a weighted average period of 1.14 years. At January 31, 2026, the number of performance stock units granted but unvested was 567 thousand.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for fiscal 2026, 2025, and 2024, as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Cost of subscription and maintenance revenue	$42	$37	$37
Cost of other revenue	16	13	14
Marketing and sales	284	244	258
Research and development	339	304	308
General and administrative	107	88	86
Stock-based compensation expense related to stock awards and Employee Qualified Stock Purchase Plan ("ESPP") purchases	$788	$686	$703

For the fiscal years ended January 31, 2026, 2025, and 2024, the Company recognized tax benefits on total stock-based compensation expense of $121 million, $118 million, and $117 million, respectively, in the income tax provision in the Consolidated Statements of Operations.

For the fiscal years ended January 31, 2026, 2025, and 2024, the realized tax benefit related to awards vested or exercised during the period was $150 million, $148 million, and $112 million, respectively. The amounts do not include any indirect tax effects related to stock-based compensation.

During fiscal years ended January 31, 2026, Autodesk recorded $54 million in stock-based compensation expense reflecting a cumulative adjustment since fiscal 1999 related to the Company’s ESPP. The differences were not material to any periods presented.

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

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 31, 2026		January 31, 2025		January 31, 2024
	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP	Performance Stock Unit	ESPP
Range of expected volatilities	29.7 - 33.4%	28.3 - 29.6%	29.4 - 31.4%	28.7 - 34.5%	40.9 - 42.5%	29.4 - 42.4%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%	—%	—%
Range of risk-free interest rates	3.8 - 4.1%	3.6 - 4.3%	5.2%	3.6 - 5.4%	4.3 - 4.7%	4.3 - 5.5%

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

Autodesk did not pay cash dividends in fiscal 2026, 2025, or 2024 and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the BSM option pricing model and the Monte Carlo simulation model. The risk-free interest rate used in the BSM option pricing model and the Monte Carlo simulation model for stock-based awards is the historical yield on U.S. Treasury securities with equivalent remaining lives. Autodesk recognizes expense only for the stock-based awards that ultimately vest. Autodesk accounts for forfeitures of stock-based awards as those forfeitures occur.

Employee Qualified Stock Purchase Plan (“ESPP”)

Under Autodesk’s ESPP, which was approved by stockholders in 1998, as amended and restated, eligible employees may purchase shares of Autodesk’s common stock at their discretion using up to 15% of their eligible compensation, subject to certain limitations, at 85% of the lower of Autodesk's closing price (fair market value) on the offering date or the exercise date. The offering period for ESPP awards consists of four six-month exercise periods within a 24-month offering period.

At January 31, 2026, a total of 3 million shares were available for future issuance. Under the ESPP, the Company issues shares on the first trading day following March 31 and September 30 of each fiscal year. The ESPP does not have an expiration date.

A summary of the ESPP activity for the fiscal years ended January 31, 2026, 2025, and 2024 was as follows:

	Fiscal year ended January 31,
	2026	2025	2024
Issued shares (in thousands)	623	732	791
Average price of issued shares	$219.42	$165.89	$163.91
Weighted average grant date fair value of awards granted under the ESPP	$85.48	$78.93	$68.70

Autodesk recorded $115 million, $41 million, and $63 million of compensation expense associated with the ESPP in fiscal 2026, 2025, and 2024, respectively.

Equity Compensation Plan Information

The following table summarizes the number of outstanding options and awards granted to employees and directors, as well as the number of securities remaining available for future issuance under these plans as of January 31, 2026:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise or vesting of outstanding options and awards (in millions)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in millions) (1)
Equity compensation plans approved by security holders	4	$22.19	27
Total	4	$22.19	27
____________________
(1)Included in this amount are 3 million securities available for future issuance under Autodesk’s ESPP.

5.     Income Taxes

The provision for income taxes consists of the following:

	Fiscal year ended January 31,
	2026	2025	2024
Federal:
Current	$(65)	$138	$86
Deferred	257	(87)	(97)
Total federal	192	51	(11)
State:
Current	(1)	19	21
Deferred	14	(5)	3
Total state	13	14	24
Foreign:
Current	244	229	206
Deferred	30	(22)	11
Total foreign	274	207	217
Income tax provision	$479	$272	$230

Domestic and foreign pretax income from continuing operations is as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Domestic	$637	$392	$406
Foreign	966	992	730
Total pretax income	$1,603	$1,384	$1,136

For the year ended January 31, 2026, the differences between the U.S. statutory rate and the aggregate income tax provision, presented in accordance with the guidance in ASU 2023-09, are as follows:

	Fiscal year ended January 31, 2026
U.S. federal statutory tax rate	$337	21%
State and local income taxes, net of federal income tax effect	13	1%
Foreign tax effects
Australia
Changes in valuation allowances	19	1%
Other	(3)	—%
Brazil
Withholding taxes	20	1%
Ireland
Statutory income tax rate differential	(74)	(5)%
Other	20	1%
Other withholding taxes	54	3%
Other foreign jurisdictions	(8)	—%
Effect of cross-border tax laws
Net controlled foreign corporation tested income	164	10%
Other effects on cross-border tax laws	(12)	(1)%
Tax credits
Foreign tax credits	(73)	(5)%
Research and development tax credits	(30)	(2)%
Nontaxable or non-deductible items
Tax effect of non-deductible stock-based compensation	65	4%
Other nontaxable or non-deductible items	13	1%
Changes in unrecognized tax benefits	(30)	(2)%
Other adjustments
Stock compensation excess benefits	(29)	(2)%
Other adjustments	33	2%
Income tax provision (1)	$479	30%
_______________
(1)Totals may not sum due to rounding.

For fiscal 2026, state taxes in Illinois, New Jersey, New York, and Pennsylvania comprised greater than 50% of the taxes presented in the State income tax category.

For fiscal 2025 and fiscal 2024, the differences between the U.S. statutory rate and the aggregate income tax provision are presented in accordance with the guidance prior to the adoption of ASU 2023-09.

	Fiscal year ended January 31,
	2025	2024
Income tax provision(benefit) at U.S. Federal statutory rate	$291	$239
State income tax benefit, net of the U.S. federal benefit	10	24
Foreign income taxed at rate different from the U.S. statutory rate	(34)	(12)
Valuation allowance adjustment	(15)	1
Tax effect of nondeductible stock-based compensation	25	38
Stock compensation windfall/shortfall	(28)	2
Research and development tax credit benefit	(18)	(17)
Closure of income tax audits and changes in uncertain tax positions	52	13
Tax effect of officer compensation in excess of $1M	9	8
Nondeductible expenses	5	2
Global intangible low-taxed income, foreign derived intangible income	(30)	(39)
Acquisition-related integration	1	(29)
Other	4	—
Income tax provision	$272	$230

Significant components of Autodesk’s deferred tax assets and liabilities are as follows:

	January 31,
	2026	2025
Stock-based compensation	$55	$55
Research and development tax credit carryforwards	139	109
Foreign tax credit carryforwards	44	20
Accrued compensation and benefits	52	19
Other accruals not currently deductible for tax	18	15
Capitalized research and development	392	696
Fixed assets	12	18
Lease liability	54	61
Tax loss carryforwards	304	14
Deferred revenue	—	427
Purchased technology	55	38
Other	65	40
Total deferred tax assets	1,190	1,512
Less: valuation allowance	(156)	(131)
Net deferred tax assets	1,034	1,381
Indefinite lived intangibles	(166)	(143)
Right-of-use assets	(34)	(37)
Deferred taxes on foreign earnings	(24)	(28)
Other	(8)	—
Total deferred tax liabilities	(232)	(208)
Net deferred tax assets	$802	$1,173

Deferred tax assets arise primarily from tax credits, net operating losses, and timing differences for reserves, accrued liabilities, stock options, deferred revenue, purchased technologies, and capitalized intangibles, partially offset by U.S. deferred tax liabilities primarily on acquired intangibles and valuation allowances on deferred tax assets. Autodesk regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, Autodesk evaluates whether it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

Autodesk believes it will generate sufficient future taxable income in appropriate tax jurisdictions to realize its deferred tax assets for which a valuation allowance has not been recorded. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

The Company continues to retain a valuation allowance against New Zealand, California, Massachusetts and Michigan deferred tax assets and deferred tax assets relating to capital losses or assets that will convert into a capital loss upon reversal in Australia and U.S., as the Company does not have sufficient income of the appropriate character to benefit these deferred tax assets. In fiscal 2026, a valuation allowance was established in Australia on deferred tax assets that will convert to capital loss upon reversal. The Company also released its valuation allowance in Portugal based on positive evidence supporting the realization of its deferred tax assets in fiscal 2026.

The Company has elected to recognize any potential NCTI obligations as an expense in the period it is incurred.

As of January 31, 2026, Autodesk had $1.33 billion of cumulative U.S. federal tax loss carryforwards and $812 million of cumulative U.S. state tax loss carryforwards, which may be available to reduce future income tax liabilities in federal and state jurisdictions. The U.S. federal losses generated beginning in fiscal 2019 are carried forward indefinitely. The U.S. state tax loss carryforward will expire beginning fiscal 2025 through fiscal 2046. In addition to U.S. federal and state tax loss carryforwards, Norway, New Zealand and other foreign jurisdictions incurred tax losses totaling $22 million, which may be available to reduce future income tax liabilities. Our Norway and New Zealand losses of $13 million and $7 million, respectively, have an indefinite expiration period. New Zealand losses have a full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses will not be utilized.

As of January 31, 2026, Autodesk had $38 million of cumulative U.S. federal research tax credit carryforwards, $143 million of cumulative California state research tax credit carryforwards, $18 million of cumulative Massachusetts state research tax credit carryforwards, and $38 million of cumulative Canadian federal research tax credit carryforwards, which may be available to reduce future income tax liabilities in the respective jurisdictions. The federal research tax credit carryforward will expire beginning of fiscal 2046, the state research tax credit carryforwards in California and Massachusetts may reduce future California and Massachusetts income tax liabilities indefinitely in those respective states, and the Canadian research tax credit carryforwards will expire beginning fiscal 2033 through fiscal 2046. Autodesk also has $52 million of cumulative U.S. federal foreign tax credit carryforwards, which may be available to reduce future U.S. tax liabilities. These foreign tax credits will expire beginning fiscal 2032 through fiscal 2036. As discussed above, the California and Massachusetts cumulative assets have full valuation allowance against them on our balance sheet as the Company has determined it is more likely than not that these losses and credits will not be utilized.

Utilization of net operating losses and tax credits may be subject to an annual limitation due to ownership change limitations provided in the IRS and similar state provisions. This annual limitation may result in the expiration of net operating losses and credits before utilization. No ownership change has occurred through the balance sheet date that would result in permanent losses of the U.S. federal and state tax attributes.

As of January 31, 2026, the Company had $307 million of gross unrecognized tax benefits, of which $50 million would reduce our valuation allowance, if recognized. The remaining $257 million would impact the effective tax rate. The amount of unrecognized tax benefits that will decrease in the next twelve months due to statute lapses is $162 million.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Gross unrecognized tax benefits at the beginning of the fiscal year	$312	$261	$238
Increases for tax positions of prior years	20	31	23
Decreases for tax positions of prior years	(7)	—	(11)
Increases for tax positions related to the current year	21	29	13
Decreases relating to settlements with taxing authorities	—	(9)	—
Reductions as a result of lapse of the statute of limitations	(39)	—	(2)
Gross unrecognized tax benefits at the end of the fiscal year	$307	$312	$261

It is the Company’s continuing practice to recognize interest and/or penalties related to income tax matters in income tax expense. Autodesk had $20 million, $15 million, and $7 million, net of tax benefit, accrued for interest and penalties related to unrecognized tax benefits as of January 31, 2026, 2025, and 2024, respectively. There was $4 million, $9 million, and $2 million of net expense for interest and penalties related to tax matters recorded through the Consolidated Statements of Operations for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of fiscal 2026, tax years 2023 through 2026 remain subject to examination by the relevant tax authorities. Although tax years prior to 2023 are generally closed, tax authorities may review and adjust net operating loss carryforwards, tax credit carryforwards, and other tax attributes generated in closed years to the extent such attributes are utilized in an open tax year.

Autodesk files tax returns in multiple foreign taxing jurisdictions with open tax years ranging from fiscal 2005 to 2026.

Cash taxes paid is as follows:

Fiscal year ended January 31,
2026
Federal	$—
State	(1)
Foreign	—
Brazil	19
Ireland	119
Singapore	15
Other foreign jurisdictions	106
Total cash taxes paid	$258

6.     Acquisitions

The results of operations for the following acquisitions are included in the accompanying Consolidated Statements of Operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to Autodesk’s Consolidated Financial Statements.

Fiscal 2026 Acquisitions

During the fiscal year ended January 31, 2026, Autodesk did not complete any business combinations.

Fiscal 2025 Acquisitions

On May 20, 2024, Autodesk acquired 100% of Aether Media, Inc. (“Aether”), a provider of a cloud-based artificial intelligence pipeline for creating computer-generated 3D characters into live-action scenes, for total consideration of $131 million in cash. Of the total consideration transferred, $122 million was considered purchase consideration.

On March 15, 2024, Autodesk acquired 100% of the PIX business of X2X, LLC (“PIX”), a production management solution for secure review and content collaboration in the media and entertainment industry for total consideration of $266 million in cash.

On February 20, 2024, Autodesk acquired 100% of the outstanding stock of Payapps Limited (“Payapps”), a leading cloud-based software platform for managing construction-related payments, for total consideration of $387 million in cash. Of the total consideration transferred, $381 million was considered purchase consideration.

The results of operations for fiscal 2025 acquisitions were included in the accompanying Consolidated Statement of Operations from the dates of the respective acquisitions. Goodwill of $164 million and $185 million is expected to be deductible for U.S. income tax purposes for Payapps and PIX, respectively. No goodwill is deductible for U.S. income tax purposes for Aether.

Fiscal 2024 Acquisitions

During the fiscal year ended January 31, 2024, Autodesk completed three business combinations. The acquisition-date fair value of the consideration transferred totaled $85 million in cash. Of the total consideration transferred, $71 million was considered purchase consideration.

The results of operations for fiscal 2024 acquisitions were included in the accompanying Consolidated Statement of Operations from the dates of the respective acquisitions. Goodwill of $34 million is deductible for U.S. income tax purposes.

7.     Balance Sheet Components

Accounts Receivable, Net

Accounts receivable, net, consisted of the following as of January 31:

	2026	2025
Trade accounts receivable	$1,535	$1,086
Less: Allowance for credit losses	(4)	(3)
Product returns reserve	(13)	(8)
Partner programs and other obligations	(79)	(67)
Accounts receivable, net	$1,439	$1,008

Allowances for credit losses on trade receivables and contract assets were not material as of January 31, 2026 and 2025.

Intangible Assets, Net

Intangible assets and related accumulated amortization at January 31, 2026 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$749	$(534)	$215
Developed technologies	1,189	(947)	242
Trade names and patents	122	(118)	4
Other	9	(3)	6
Total intangible assets	$2,069	$(1,602)	$467

Intangible assets and related accumulated amortization at January 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$735	$(480)	$255
Developed technologies	1,154	(849)	305
Trade names and patents	122	(115)	7
Other	7	—	7
Total intangible assets	$2,018	$(1,444)	$574

The majority of Autodesk’s intangible assets are amortized to expense over the estimated economic life, which ranges from 3 to 15 years. Amortization expense for intangible assets was $150 million in fiscal 2026, $134 million in fiscal 2025, and $89 million in fiscal 2024.

The weighted average amortization period for intangible assets during fiscal 2026 was 7.0 years. Expected future amortization expense for intangible assets for each of the fiscal years ended thereafter is as follows:

Fiscal Year ended January 31,
2027	$156
2028	105
2029	80
2030	31
2031	16
Thereafter	79
Total	$467

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture, leasehold improvements, and the related accumulated depreciation at January 31 were as follows:

	2026	2025
Computer hardware, at cost	$90	$103
Computer software, at cost	61	42
Furniture and equipment, at cost	104	100
Leasehold improvements, land and buildings, at cost	349	333
	604	578
Less: Accumulated depreciation	(483)	(461)
Computer equipment, software, furniture, and leasehold improvements, net	$121	$117

Depreciation expense was $43 million in fiscal 2026, $43 million in fiscal 2025, and $47 million in fiscal 2024. Impairment losses were not material in fiscal years ended January 31, 2026, 2025, and 2024.

Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. These capitalized costs are amortized straight-line over the software’s expected useful life, which is generally three years. Autodesk had no material capitalized internal use software development costs at January 31, 2026 and 2025.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of January 31:

	2026	2025
Goodwill beginning of the year (1)	$4,242	$3,653
Additions arising from acquisitions during the year	—	619
Effect of foreign currency translation and measurement period adjustments (2)	53	(30)
Goodwill, end of the year (1)	$4,295	$4,242
______________
(1)Accumulated impairment losses as of both January 31, 2026 and 2025, were $149 million.
(2)Measurement period adjustments reflect revisions made to the Company's preliminary determination of estimated fair value of assets and liabilities assumed.

Autodesk did not recognize any goodwill impairment losses during the fiscal years ended January 31, 2026, 2025 and 2024.

8.     Borrowing Arrangements

In May 2025, the Company terminated its previous credit agreement and entered into a new Credit Agreement (“2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions. The revolving credit facility is available for working capital and general corporate purposes. The 2025 Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The 2025 Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the 2025 Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At January 31, 2026, Autodesk was in compliance with the 2025 Credit Agreement covenants. Revolving loans under the 2025 Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the 2025 Credit Agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.575% and 1.000%, depending on the Company’s Public Debt Rating. The Company is also obligated to pay to each lender a facility fee on a quarterly basis based on amounts committed (whether used or unused) under the revolving facility of between 0.050% and 0.125% per annum, depending on the Company’s Public Debt Rating. The scheduled termination date under the 2025 Credit Agreement is May 8, 2030, which termination date may be extended with respect to some or all of the commitments under the 2025 Credit Agreement subject to certain terms and conditions, including the consent of each lender holding commitments to be extended. As of January 31, 2026, Autodesk had no outstanding borrowings under the 2025 Credit Agreement.

The outstanding borrowings as of January 31, 2026, were as follows:

Instrument	Date of Issuance	Principal Outstanding	Fair value
5.30% Senior Notes due June 15, 2035 (1)	June 2025	$500	$514
2.40% Senior Notes due December 15, 2031	October 2021	1,000	889
2.85% Senior Notes due January 15, 2030	January 2020	500	473
3.50% Senior Notes due June 15, 2027	June 2017	500	496
Total principal outstanding		2,500
Less unamortized debt discount and issuance costs (2)		17
Total notes payable, net		$2,483
_______________
(1)A portion of the proceeds of the senior notes was used for the repayment of $300 million of 4.375% notes due June 15, 2025, and the remainder is available for general corporate purposes.
(2)Both the debt discount and issuance costs are being amortized to interest expense over the term of the senior notes using the effective interest method.

The 2025 Notes, 2021 Notes, 2020 Notes, and the 2017 Notes may all be redeemed at any time, subject to a make whole premium. In addition, upon the occurrence of certain change of control triggering events, Autodesk may be required to repurchase all the Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. All Notes contain restrictive covenants that limit Autodesk’s ability to create certain liens,to enter into certain sale and leaseback transactions and to consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets, subject to important qualifications and exceptions.

The expected future principal payments for all borrowings as of January 31, 2026, were as follows:

Fiscal year ending
2027	$—
2028	500
2029	—
2030	500
2031	—
Thereafter	1,500
Total principal outstanding	$2,500

9. Leases

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

During the fiscal years ended January 31, 2026, 2025, and 2024, Autodesk recorded total operating lease right-of-use assets impairment charges of $12 million, nil and $9 million, respectively. Autodesk assessed the asset groupings for disaggregation based on the proposed changes in use of the facilities. For asset groups where impairment was triggered, Autodesk utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 1 and Level 2 inputs in accordance with the fair value hierarchy described in Note 1, “Business and Summary of Significant Accounting Policies.” The operating lease right-of-use assets and other lease-related assets charges are included in “Restructuring, other exit costs, and facility reductions” in the Company’s Consolidated Statements of Operations.

The components of lease cost were as follows:

	Fiscal Year Ended January 31, 2026
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6	$2	$20	$21	$9	$58
Variable lease cost	1	—	3	4	2	10

	Fiscal Year Ended January 31, 2025
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$6	$2	$25	$22	$11	$66
Variable lease cost	1	—	5	5	2	13

	Fiscal Year Ended January 31, 2024
	Cost of subscription and maintenance revenue	Cost of other revenue	Marketing and sales	Research and development	General and administrative	Total
Operating lease cost	$7	$2	$28	$23	$11	$71
Variable lease cost	1	1	6	5	3	16

 Supplemental operating cash flow information related to leases was as follows:

	Fiscal Year Ended January 31, 2026	Fiscal Year Ended January 31, 2025	Fiscal Year Ended January 31, 2024
Cash paid for operating leases included in operating cash flows (1)	$89	$93	$112
Non-cash operating lease liabilities arising from obtaining operating right-of-use assets	45	3	48
  _______________
(1) Includes $10 million, $13 million, and $16 million in variable lease payments not included in “Operating lease liabilities” and “Long-term operating lease liabilities” on the Consolidated Balance Sheet for fiscal years ended January 31, 2026, 2025, and 2024, respectively.

The weighted average remaining lease term for operating leases is 5.3 years and 5.8 years at January 31, 2026 and 2025, respectively. The weighted average discount rate was 3.42% and 2.90% at January 31, 2026 and 2025, respectively,

Maturities of operating lease liabilities were as follows:

Fiscal year ending
2027	$60
2028	61
2029	56
2030	37
2031	30
Thereafter	31
275
Less imputed interest	24
Present value of operating lease liabilities	$251
Operating lease amounts in the table above do not include sublease income payments of $55 million. Autodesk expects to receive sublease income payments of approximately $45 million for fiscal 2027 through fiscal 2031 and $10 million thereafter.

As of January 31, 2026, Autodesk had no material operating lease minimum lease payments for executed leases that have not yet commenced.

10. Derivative Instruments

The effects of derivatives designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2026, 2025, and 2024, (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2026	2025	2024
Amount of gain (loss) recognized in accumulated other comprehensive loss, net of tax, (effective portion)	$(41)	$1	$(41)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$6	$19	$57
Cost of revenue	3	—	—
Operating expenses	11	(5)	—
Total	$20	$14	$57

The amount and location of gain (loss) recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Consolidated Statements of Operations were as follows for the fiscal years ended January 31, 2026, 2025, and 2024, (amounts presented include any income tax effects):

	Fiscal Year Ended January 31,
	2026	2025	2024
Interest and other income, net	$26	$22	$9

See Note 3, “Financial Instruments” for the fair values of derivative instruments in Autodesk’s Consolidated Balance Sheets as of January 31, 2026, and 2025.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The effectiveness of the cash flow hedge contracts is assessed quantitatively using regression at inception and thereafter. To receive cash flow hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge relationship and the hedges are expected to be highly effective in offsetting changes to future cash flows on hedged transactions. The notional amounts of these contracts are presented net settled and were $2.06 billion at January 31, 2026, and $1.52 billion at January 31, 2025. Outstanding contracts are recognized as either assets or liabilities on the Company’s Consolidated Balance Sheets at fair value. The gains and losses on these hedges are included in “Accumulated other comprehensive loss” and are reclassified into earnings at the time the forecasted revenue or expense is recognized. The majority of the net loss of $17 million remaining in “Accumulated other comprehensive loss” as of January 31, 2026, is expected to be recognized into earnings within the next 24 months. Derivative contracts and related gain (loss) are presented within “Net cash provided by operating activities” in the Company’s Consolidated Statements of Cash Flow.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, Autodesk reclassifies and discloses the gain or loss on the related cash flow hedge from “Accumulated other comprehensive loss” to “Interest and other income, net” in the Company’s Consolidated Financial Statements at that time.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $858 million at January 31, 2026, and $1.14 billion at January 31, 2025.

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

11. Restructuring, other exit costs, and facility reductions

During the fourth fiscal quarter ended January 31, 2026, Autodesk initiated a restructuring plan (“January 2026 Plan”) that represents the culmination of Autodesk’s sales and marketing optimization program. The January 2026 Plan also reallocates resources in certain other functions to accelerate Autodesk’s strategic priorities. The January 2026 Plan includes a reduction in force that will result in the aggregate termination of approximately 7% of the Company’s workforce, or approximately 1,000 employees, and facility reductions. Total pre-tax restructuring charges are estimated to be approximately $135 million to $160 million (inclusive of $100 million accrued as of January 31, 2026). Autodesk expects to complete the January 2026 Plan by the end of its fourth quarter of fiscal 2027 (ending January 31, 2027).

During fiscal 2026, Autodesk initiated a restructuring plan (“2026 Plan”) to support Autodesk's initiatives to optimize its go-to-market organization and, at the same time, to reallocate resources to Autodesk’s strategic priorities of investments in cloud, platform and artificial intelligence. With this restructuring plan, Autodesk is realigning roles to maximize talent investments and to distribute critical expertise globally. The 2026 Plan is substantially complete.

The following table sets forth the restructuring and other exit costs liability as of January 31, 2026:

	Balances, January 31, 2025	Additions (3)	Payments	Balances, January 31, 2026
January 2026 Plan
Employee terminations costs (1)	$—	$98	$(1)	$97
Other exit costs (2)	—	2	—	2
2026 Plan
Employee terminations costs (1)	15	93	(107)	1
Other exit costs (2)	—	4	(4)	—
Total	$15	$197	$(112)	$100
____________________
(1) Recorded in the Consolidated Balance Sheets under “Accrued compensation."
(2) Recorded in the Consolidated Balance Sheets under “Accounts payable."
(3) Recorded in the Consolidated Statements of Operations under “Restructuring, other exit costs, and facility reductions”.

During the fiscal year ended January 31, 2026, Autodesk recorded $12 million in lease-related assets impairments and $7 million in impairment charges to computer equipment, software, furniture, and leasehold improvements for facility reductions related to the 2026 Plan. These costs are included in “Restructuring, other exit costs, and facility reductions” on the Company's Consolidated Statements of Operations.

12.     Commitments and Contingencies

Purchase Commitments

In the normal course of business, Autodesk enters into various purchase commitments for goods or services. These purchase commitments primarily result from contracts entered into for the acquisition of cloud services, marketing, and commitments related to our investment agreements with limited liability partnership funds.

Total non-cancellable purchase commitments as of January 31, 2026, were as follows:

2027	$303
2028	231
2029	69
2030	7
2031	3
2032-2034	5
Total	$618

Autodesk has certain royalty commitments associated with the sale and licensing of certain products. Royalty expense is generally based on a fixed rate over a specified period, dollar amount per unit sold or a percentage of the underlying revenue. Royalty expense, which was recorded under cost of subscription and maintenance revenue and cost of other revenue on Autodesk’s Consolidated Statements of Operations, was $21 million in fiscal 2026, $23 million in fiscal 2025, and $21 million in fiscal 2024.

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

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against the Company, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after the Company’s announcement of the Internal Investigation, generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purported to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and sought unspecified damages and other relief. On November 25, 2024, defendants filed a motion to dismiss the complaint. On July 18, 2025, the Court granted defendants’ motion to dismiss with leave to amend.

On August 8, 2025, plaintiffs filed an amended complaint, which purported to assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Defendants’ motion to dismiss the amended complaint was filed on August 29, 2025. On January 26, 2026, the Court granted defendants’ motion to dismiss the amended compliant with prejudice. On February 12, 2026, the Court entered judgment. Plaintiffs have thirty days from entry of judgment to file a notice of appeal. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

13.     Stock Repurchase Program

Autodesk has stock repurchase programs that are used to offset dilution from the issuance of stock under the Company’s employee stock plans and for such other purposes as may be in the interests of Autodesk and its stockholders, which has the effect of returning excess cash generated from the Company’s business to stockholders. Autodesk repurchased and retired 5 million shares in fiscal 2026 at an average repurchase price of $290.38 per share, 3 million shares in fiscal 2025 at an average repurchase price of $278.86 per share, and 4 million shares in fiscal 2024 at an average repurchase price of $201.54 per share.

At January 31, 2026, $2.48 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors, respectively. The share repurchase programs do not have an expiration date and the pace and timing of repurchases will depend on factors such as cash generation from operations, available surplus, the volume of employee stock plan activity, remaining shares available in the authorized pool, cash requirements for acquisitions, cash requirements to retire outstanding debt, economic and market conditions, stock price, and legal and regulatory requirements.

14.    Interest and Other Income (Expense), net

Interest and other income, net, consists of the following:

	Fiscal Year Ended January 31,
	2026	2025	2024
Interest and investment income, net	$20	$28	$26
Gain on foreign currency	7	6	10
Loss on strategic investments	(9)	(10)	(32)
Other income	7	6	4
Interest and other income, net	$25	$30	$8

15.     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available for Sale Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2024	$23	$20	$(24)	$(253)	$(234)
Other comprehensive income (loss) before reclassifications	13	1	(2)	(50)	(38)
Pre-tax (gain) loss reclassified from accumulated other comprehensive income	(14)	(1)	1	—	(14)
Tax effects	2	—	—	(1)	1
Net current period other comprehensive (loss) income	1	—	(1)	(51)	(51)
Balances, January 31, 2025	24	20	(25)	(304)	(285)
Other comprehensive income (loss) before reclassifications	(26)	3	(2)	95	70
Pre-tax (gain) loss reclassified from accumulated other comprehensive income	(20)	(1)	—	—	(21)
Tax effects	5	—	—	(1)	4
Net current period other comprehensive (loss) income	(41)	2	(2)	94	53
Balances, January 31, 2026	$(17)	$22	$(27)	$(210)	$(232)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other income, net.” Refer to Note 10, “Derivative Instruments” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other income, net.”

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

	Fiscal Year Ended January 31,
	2026	2025	2024
Numerator:
Net income	$1,124	$1,112	$906
Denominator:
Weighted average shares for basic net income per share	213	215	214
Effect of dilutive securities	2	2	2
Weighted average shares for dilutive net income per share	215	217	216
Basic net income per share	$5.28	$5.17	$4.23
Diluted net income per share	$5.23	$5.12	$4.19

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the fiscal year. The effect of 67 thousand, 92 thousand, and 297 thousand anti-dilutive shares were excluded from the computation of diluted net income per share for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

17.     Segments

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

The following table presents information about Autodesk’s reported segment total net revenue, segment profit, and significant segment expenses:

	Fiscal Year ended January 31,
	2026	2025	2024
Total net revenue	$7,206	$6,131	$5,497
Less (1):
Cost of subscription and maintenance revenue (2)	420	376	344
Cost of other revenue (2)	74	67	68
Amortization of developed technologies	97	85	48
Marketing and sales (2)	1,666	1,670	1,548
Research and development (2)	1,304	1,181	1,065
General and administrative (2)	563	541	524
Amortization of purchased intangibles	53	49	42
Restructuring, other exit costs, and facility reductions	216	15	—
New transaction model (3)	447	107	27
Stock-based compensation	788	686	703
Interest and other (income) expense, net	(25)	(30)	(8)
Provision for income taxes	479	272	230
Consolidated net income	$1,124	$1,112	$906
____________________
(1)Significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)The amounts of new transaction model and stock-based compensation are excluded from this line and presented separately within this table.
(3)New transaction model costs include sales incentives to solution providers, transaction fees, and internal operating costs.

The following table presents information about Autodesk’s other segment disclosures:

	Fiscal Year ended January 31,
	2026	2025	2024
Interest income	$83	$85	$91
Interest expense	80	71	71
Depreciation, amortization, and accretion expense	195	180	139
Amortization of costs to obtain a contract with a customer	536	212	140

Other significant non-cash items include stock-based compensation. See disclosure in table above.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	January 31,
	2026	2025
Long-lived assets:
Americas
U.S.	$152	$170
Other Americas	15	13
Total Americas	167	183
Europe, Middle East, and Africa	56	64
Asia Pacific	55	39
Total long-lived assets	$278	$286

18.     Retirement Benefit Plans

Pretax Savings Plan

Autodesk has a 401(k) plan that covers nearly all U.S. employees. Eligible employees may contribute up to 75% of their pretax salary, subject to limitations mandated by the Internal Revenue Service. Autodesk makes voluntary cash contributions and matches a portion of employee contributions in cash. Autodesk’s contributions were $26 million in fiscal 2026, $27 million in fiscal 2025, and $26 million in fiscal 2024. Autodesk does not allow participants to invest in Autodesk common stock through the 401(k) plan.

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

The projected benefit obligation was $85 million and $78 million as of January 31, 2026, and January 31, 2025, respectively. The accumulated benefit obligation was $75 million and $70 million as of January 31, 2026, and January 31, 2025, respectively. The related fair value of plan assets was $84 million and $74 million as of January 31, 2026, and January 31, 2025, respectively. Our defined pension plan assets are measured at fair value and consist primarily of insurance contracts categorized as level 2 in the fair value hierarchy and an investment fund valued using net asset value. The insurance contracts represent the immediate cash surrender value of assets managed by qualified insurance companies. The assets held in the investment fund are invested in a diversified growth fund actively managed by a third party.

Autodesk recognized an aggregate pension liability for the funded status of $10 million and $9 million in “Long-term other liabilities” on the Consolidated Balance Sheet as of January 31, 2026, and January 31, 2025, respectively. Our total net periodic pension plan cost was $3 million, $3 million and $2 million for fiscal years 2026, 2025, and 2024, respectively.

Our expected funding for the plans during fiscal 2027 is approximately $5 million.

Estimated Future Benefit Payments

Estimated benefit payments over the next 10 fiscal years are as follows:

Pension Benefits
2027	$5
2028	4
2029	5
2030	5
2031	5
2032-2036	25
Total	$49

Defined Contribution Plans

Autodesk also provides defined contribution plans in certain foreign countries where required by statute. Autodesk’s funding policy for foreign defined contribution plans is consistent with the local requirements in each country. Autodesk’s contributions to these plans were $50 million in fiscal 2026, $47 million in fiscal 2025, and $43 million in fiscal 2024.

Cash Balance Plans

Autodesk provides a cash balance plan that ensures the risks of disability, death, and longevity, in which the vested pension capital is reinvested and provides a 100% capital and interest guarantee. The weighted-average guaranteed interest crediting rate for cash balance plans was 1%, 1%, and 1% for mandatory retirement savings and 0.5%, 0.5%, and 0.3% for supplementary retirement savings for fiscal 2026, 2025, and 2024, respectively.

Other Plans

In addition, Autodesk offers a non-qualified deferred compensation plan to certain key employees whereby they may defer a portion (or all) of their annual compensation until retirement or a different date specified by the employee in accordance with terms of the plan. See Note 7, “Balance Sheet Components,” for further discussion.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Autodesk, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Autodesk, Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2026, expressed an unqualified opinion thereon.
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

Revenue Recognition
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company enters into contracts with its customers that may include promises to transfer term-based product subscriptions, cloud service offerings, and support services. Revenue is recognized when control of the Company's offerings is transferred to its customers, in an amount that reflects the consideration expected in exchange for the products and services.

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
March 3, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Autodesk, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Autodesk, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Autodesk, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes, and our report dated March 3, 2026, expressed an unqualified opinion thereon.

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
March 3, 2026

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is (i) recorded, processed, summarized, and reported within the time periods specified in the rules of the Securities and Exchange Commission (“SEC”), and (ii) accumulated and communicated to Autodesk management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of January 31, 2026.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control—Integrated Framework. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Autodesk have been detected.

Our management has concluded that, as of January 31, 2026, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting, which is included in Part II, Item 8 herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

SECURITIES TRADING PLANS OF DIRECTORS AND EXECUTIVE OFFICERS

During our fiscal quarter ended January 31, 2026, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a "non-10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of March 3, 2026, regarding our executive officers.

Name	Age	Position
Andrew Anagnost	61	President and Chief Executive Officer
Janesh Moorjani	53	Executive Vice President and Chief Financial Officer
Steve M. Blum	61	Executive Vice President and Chief Operating Officer
Ruth Ann Keene	57	Executive Vice President, Corporate Affairs, Chief Legal Officer & Corporate Secretary
Rebecca Pearce	48	Executive Vice President, Chief People Officer

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

2.Financial Statement Schedule: The Financial Statement Schedules have been omitted because they are not applicable or are not required or are not present in material amounts or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

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

(c)     Financial Statement Schedules: See Item 15(a), above.

ITEM 16FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Registrant		8-K	000-14338	3.1	7/18/2024
3.2	Amended and Restated Bylaws of Registrant		8-K	000-14338	3.2	7/18/2024
4.1	Indenture dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	12/13/2012
4.2	First Supplemental Indenture (including Form of Notes) dated December 13, 2012, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.2	12/13/2012
4.3	Third Supplemental Indenture (including Form of Notes) dated June 8, 2017, by and between the Registrant and U.S. Bank National Association		8-K	000-14338	4.1	6/8/2017
4.4	Fourth Supplemental Indenture (including Form of Notes) dated January 14, 2020, by and between the Registrant and U.S. National Bank Association		8-K	000-14338	4.1	1/14/2020
4.5	Fifth Supplemental Indenture, dated October 7, 2021, by and between Registrant and U.S. Bank National Association, including Form of Note for Autodesk, Inc.’s 2.400% Notes due 2031		8-K	000-14338	4.1	10/7/2021
4.6	Sixth Supplemental Indenture, dated June 6, 2025, by and between Autodesk, Inc. and U.S. Bank Trust Company, National Association, including Form of Note for Autodesk, Inc.’s 5.300% Notes due 2035		8-K	000-14338	4.1	06/06/2025
4.7	Description of Registrant's Capital Stock		10-K	000-14338	4.6	3/19/2020
10.1*	Description of Registrant's Performance Stock Unit Program		8-K	000-14338		4/15/2020
10.2*	Registrant's 2012 Employee Stock Plan, as amended and restated effective as of June 12, 2018		10-Q	000-14338	10.2	8/30/2018
10.3*	Registrant's 2012 Employee Stock Plan Form of Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.2	8/30/2016
10.4*	Registrant's 2012 Employee Stock Plan Form of Severance Restricted Stock Unit Agreement, as amended and restated		10-Q	000-14338	10.3	8/30/2016
10.5*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement		8-K	000-14338	10.2	3/13/2012
10.6*	Registrant's 2012 Employee Stock Plan Form of Stock Option Agreement (non-U.S. Employees)		8-K	000-14338	10.4	3/13/2012
10.7*	PlanGrid, Inc. 2012 Equity Incentive Plan		S-8	333-228934	99.1	12/21/2018
10.8*	Amended and Restated BuildingConnected, Inc. 2013 Stock Plan		S-8	333-229346	99.1	1/24/2019
10.9*	Registrant's 2012 Outside Directors' Stock Plan, as amended and restated		10-K	000-14338	10.18	3/21/2017
10.10*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		8-K	000-14338	10.5	3/13/2012
10.11*	Registrant's 2012 Outside Directors' Stock Plan Form of Restricted Stock Unit Agreement		10-Q	000-14338	10.1	6/4/2019
10.12*	Registrant’s Executive Incentive Plan, as amended and restated		10-K	000-14338	10.23	3/23/2016
10.13*	Registrant’s 2005 Non-Qualified Deferred Compensation Plan, as amended and restated, effective as of January 1, 2010		10-Q	000-14338	10.1	12/8/2009
10.14*	Executive Change in Control Program, as amended and restated		8-K	000-14338	10.1	4/27/2022
10.15*	Form of Indemnification Agreement executed by the Registrant and each of its officers and directors		10-K	000-14338	10.8	3/31/2005
10.16	Form of Qualified Retirement Agreement under the Registrant Amended and Restated Severance Plan and Summary Plan Description dated March 25, 2021		10-Q	000-14338	10.1	9/1/2021
10.17.1*	Employment Agreement, dated as of June 19, 2017, by and between the Registrant and Andrew Anagnost		8-K	000-14338	10.1	6/19/2017
10.17.2	First Amendment to Andrew Anagnost Employment Agreement, dated as of April 27, 2022, by and between the Registrant and Andrew Anagnost		8-K	000-14338	10.2	4/27/2022
10.19*	Registrant Amended and Restated Severance Plan and Summary Plan Description dated September 24, 2025	X
10.20*	Registrant's 2012 Employee Stock Plan Form of Retirement Restricted Stock Unit Agreement, as amended and restated		10-K	000-14338	10.21	3/19/2021

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	SEC File No.	Exhibit	Filing Date
10.21	Amendment No. 1 to Amended and Restated Credit Agreement dated November 21, 2022		10-Q	000-14338	10.1	12/16/22
10.22	Autodesk, Inc. 2022 Equity Incentive Plan As Amended and Restated		8-K	000-14338	10.1	06/20/2025
10.23	Autodesk, Inc. 2022 Equity Incentive Plan Form of Global RSU Agreement		10-Q	000-14338	10.1	05/29/2025
10.24	Autodesk, Inc. 2022 Director Compensation Policy		8-K	000-14338	99.1	08/23/2022
10.25	Autodesk, Inc. 2022 Equity Incentive Plan Form of Director RSU Agreement		8-K	000-14338	99.2	08/23/2022
10.26	Registrant’s 1998 Employee Qualified Stock Purchase Plan, as amended and restated effective as of December 14, 2022, its Forms of Subscription Agreement and International Sub-Plan		10-K	000-14338	10.26	03/14/2023
10.27	Janesh Moorjani Offer Letter dated November 18, 2024		10-K	000-14338	10.27	03/06/2025
10.30**	Agreement, dated April 23, 2025, between the Company, Starboard Value and Opportunity Master Fund Ltd and the entities and natural person listed on the signature pages attached thereto.		8-K	000-14338	10.1	04/24/2025
10.31	Credit Agreement, dated May 8, 2025, by and among Autodesk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent.		10-Q	000-14338	10.1	05/29/2025
19.1	Autodesk Insider Trading Policy		10-K	000-14338	19.1	06/10/2024
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP) (filed herewith)	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X
32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Autodesk, Inc. Clawback Policy		10-K	000-14338	97.1	06/10/2024
101.INS ††	XBRL Instance Document
101.SCH ††	XBRL Taxonomy Extension Schema
101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase
101.DEF ††	XBRL Taxonomy Extension Definition Linkbase
101.LAB ††	XBRL Taxonomy Extension Label Linkbase
101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

AUTODESK, INC.
		By:	/s/ ANDREW ANAGNOST
Andrew Anagnost
President and Chief Executive Officer
Dated:	March 3, 2026

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 3, 2026.

Signature	Title
/s/ ANDREW ANAGNOST	President and Chief Executive Officer, Director (Principal Executive Officer)
Andrew Anagnost

/s/ JANESH MOORJANI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Janesh Moorjani

/s/ STACY J. SMITH	Director (Non-executive Chairman of the Board)
Stacy J. Smith

/s/ KAREN BLASING	Director
Karen Blasing

/s/ JOHN T. CAHILL	Director
John T. Cahill

/s/ JEFF EPSTEIN	Director
Jeff Epstein

/s/ AYANNA HOWARD	Director
Ayanna Howard

/s/ BLAKE J. IRVING	Director
Blake J. Irving

/s/ RAM R. KRISHNAN	Director
Ram R. Krishnan

/s/ STEPHEN D. MILLIGAN	Director
Stephen D. Milligan

/s/ RAMI RAHIM	Director
Rami Rahim

/s/ A. CHRISTINE SIMONS	Director
A. Christine Simons