Form 10-Q
period 2026-04-30
Autodesk, Inc.
filed 2026-05-29
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 21, 2026, registrant had outstanding 211 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended April 30,
	2026	2025
Net revenue:
Subscription (1)	$1,836	$1,540
Other	98	93
Total net revenue	1,934	1,633
Cost of revenue:
Cost of subscription revenue (1)	129	111
Cost of other revenue	21	24
Amortization of developed technologies	25	25
Total cost of revenue	175	160
Gross profit	1,759	1,473
Operating expenses:
Marketing and sales	593	566
Research and development	421	394
General and administrative	162	162
Amortization of purchased intangibles	12	13
Restructuring, other exit costs, and facility reductions	30	105
Total operating expenses	1,218	1,240
Income from operations	541	233
Interest and other income, net	58	1
Income before income taxes	599	234
Provision for income taxes	(108)	(82)
Net income	$491	$152
Basic net income per share	$2.33	$0.71
Diluted net income per share	$2.32	$0.70
Weighted average shares used in computing basic net income per share	211	214
Weighted average shares used in computing diluted net income per share	212	216
____________________
(1) During the fiscal quarter ended April 30, 2026, the Company began classifying maintenance revenue within “Subscription revenue”. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification did not impact total net revenue.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2026	2025
Net income	$491	$152
Other comprehensive income (loss), net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $(1) and $2, respectively)	10	(23)
Change in net unrealized gain on available-for-sale debt securities (net of tax effect of $(6) and zero, respectively)	1	1
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	—	1
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $(1) and $(3), respectively)	(13)	58
Total other comprehensive income (loss)	(2)	37
Total comprehensive income (loss)	$489	$189

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	April 30, 2026	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$2,671	$2,249
Marketable securities	253	348
Accounts receivable, net	579	1,439
Prepaid expenses and other current assets	871	906
Total current assets	4,374	4,942
Long-term marketable securities	385	376
Computer equipment, software, furniture and leasehold improvements, net	122	121
Operating lease right-of-use assets	152	157
Intangible assets, net	453	467
Goodwill	4,337	4,295
Deferred income taxes, net	813	842
Long-term other assets	1,296	1,267
Total assets	$11,932	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$422
Accrued compensation	360	659
Accrued income taxes	75	54
Deferred revenue	4,210	4,406
Operating lease liabilities	53	52
Other accrued liabilities	139	215
Total current liabilities	5,240	5,808
Long-term deferred revenue	247	287
Long-term operating lease liabilities	187	199
Long-term income taxes payable	186	181
Long-term deferred income taxes	45	40
Long-term notes payable, net	2,484	2,483
Long-term other liabilities	354	424
Stockholders’ equity:
Common stock and additional paid-in capital	4,726	4,709
Accumulated other comprehensive loss	(234)	(232)
Accumulated deficit	(1,303)	(1,432)
Total stockholders’ equity	3,189	3,045
Total liabilities and stockholders’ equity	$11,932	$12,467

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended April 30,
	2026	2025
Operating activities:
Net income	$491	$152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	51	48
Stock-based compensation expense	155	230
Amortization of costs to obtain a contract with a customer	172	96
Deferred income taxes	29	78
Restructuring-related asset impairments	—	14
Other operating activities	(38)	23
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	859	515
Prepaid expenses and other assets	(126)	(304)
Accounts payable and other liabilities	(488)	(111)
Deferred revenue	(238)	(204)
Accrued income taxes	26	27
Net cash provided by operating activities	893	564
Investing activities:
Purchases of marketable securities	(153)	(101)
Sales and maturities of marketable securities	239	175
Capital expenditures	(17)	(8)
Purchases of intangible assets	(9)	(7)
Business combinations, net of cash acquired	(55)	—
Purchases of strategic investments (1)	(5)	(1)
Other investing activities	29	—
Net cash provided by investing activities	29	58
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	76	75
Taxes paid related to net share settlement of equity awards	(120)	(135)
Repurchases of common stock	(448)	(354)
Other financing activities	(6)	(1)
Net cash used in financing activities	(498)	(415)
Effect of exchange rate changes on cash and cash equivalents	(2)	10
Net increase in cash and cash equivalents	422	217
Cash and cash equivalents at beginning of period	2,249	1,599
Cash and cash equivalents at end of period	$2,671	$1,816
____________________
(1) “Purchases of strategic investments” were previously presented in “Other investing activities”. Prior period amounts have been reclassified to conform to the current period presentation. This presentation change did not have any impact to “Net cash provided by investing activities”.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of April 30, 2026, and for the three months ended April 30, 2026 and 2025, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended April 30, 2026, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2027, or for any other period. Further, the balance sheet as of January 31, 2026, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2026. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed on March 3, 2026.

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
Accounting Standards Adopted

There have been no other recent accounting pronouncements during the three months ended April 30, 2026, that may have a material impact on our financial position or results of operations.

3. Revenue Recognition

Revenue Disaggregation

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, and product type is as follows:

	Three Months Ended April 30,
	2026	2025
Net revenue by product family:
Architecture, Engineering, Construction and Operations	$970	$809
AutoCAD and AutoCAD LT	474	411
Manufacturing	367	309
Media and Entertainment	86	76
Other	37	28
Total net revenue	$1,934	$1,633

Net revenue by geographic area:
Americas
U.S.	$682	$585
Other Americas	162	140
Total Americas	844	725
Europe, Middle East and Africa	761	627
Asia Pacific	329	281
Total net revenue	$1,934	$1,633

Net revenue by product type:
Design	$1,612	$1,361
Make	224	179
Other	98	93
Total net revenue	$1,934	$1,633
Payments for subscriptions are typically due in annual installments or upfront. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of April 30, 2026, Autodesk had remaining performance obligations of $7.81 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $5.38 billion or 69% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.42 billion or 31% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of April 30, 2026 and January 31, 2026. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended April 30, 2026 and 2025, that was included in the deferred revenue balances at January 31, 2026 and 2025, was $1.61 billion and $1.35 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

4. Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings, and limits the amounts invested with any one institution, type of security, and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, acts as administrative agent and a lender under Autodesk’s $1.5 billion revolving credit facility. See Note 11, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Total revenue from the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 9% and 20% of Autodesk’s total net revenue during the three months ended April 30, 2026 and 2025, respectively. The majority of the net revenue from sales to TD Synnex is from sales outside of the United States. In addition, TD Synnex accounted for 10% and 5% of trade accounts receivable at April 30, 2026, and January 31, 2026, respectively. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of April 30, 2026, and January 31, 2026:

	April 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$1,349	$—	$—	$1,349
Commercial paper	213	—	—	213
Certificates of deposit	73	—	—	73
U.S. government securities	138	—	—	138
Agency discount notes	2	—	—	2
Marketable securities:
Short-term
Commercial paper	112	—	—	112
Corporate debt securities	82	—	—	82
U.S. government securities	13	—	—	13
Asset-backed securities	29	—	—	29
Certificates of deposit	5	—	—	5
Other (2)	12	—	—	12
Long-term
Corporate debt securities	164	—	—	164
Asset-backed securities	81	—	—	81
U.S. government securities	97	—	(1)	96
Agency mortgage-backed securities	23	—	—	23
Agency bonds	11	—	—	11
Other (3)	10	—	—	10
Mutual funds (4)	145	—	—	145
Total	$2,559	$—	$(1)	$2,558
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency mortgage backed securities.
(3)Primarily consists of sovereign government bonds.

(4)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans, $14 million was classified as current in “Prepaid expenses and other current assets” and $131 million was classified as non-current in “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets. The liability balance was $146 million in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$1,107	$—	$—	$1,107
Commercial paper	163	—	—	163
Certificates of deposit	54	—	—	54
U.S government securities	96	—	—	96
Other (2)	1	—	—	1
Marketable securities:
Short-term
Commercial paper	155	—	—	155
Corporate debt securities	66	—	—	66
U.S government securities	67	—	—	67
Asset-backed securities	25	—	—	25
Certificates of deposit	16	—	—	16
Other (3)	19	—	—	19
Long-term
Corporate debt securities	156	1	—	157
Asset backed securities	85	—	—	85
U.S. government securities	83	—	—	83
Agency mortgage-backed securities	23	—	—	23
Other (4)	28	—	—	28
Mutual funds (5)	117	20	—	137
Total	$2,261	$21	$—	$2,282
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists primarily of corporate debt securities.
(3)Consists primarily of agency mortgage-backed securities and agency discount bonds.
(4)Consists primarily of agency bonds and sovereign government bonds.
(5)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans, $14 million was classified as current in “Prepaid expenses and other current assets” and $123 million was classified as non-current in “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets. The liability balance was $137 million in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of April 30, 2026:

Fair Value
Due within 1 year	$213
Due after 1 year through 5 years	403
Due after 5 years through 10 years	17
Due after 10 years	5
Total	$638

As of both April 30, 2026, and January 31, 2026, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three months ended April 30, 2026.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both April 30, 2026, and January 31, 2026. There were no write offs of accrued interest receivables for both the three months ended April 30, 2026 and 2025.

There were no material realized gains or losses for the sales or redemptions of marketable debt securities during both the three months ended April 30, 2026 and 2025. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other income, net” on the Company's Condensed Consolidated Statements of Operations.

Strategic investments in equity securities

As of April 30, 2026, and January 31, 2026, Autodesk had $406 million and $346 million in direct investments in privately held companies, respectively. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other income, net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Three Months Ended April 30,		Cumulative Amount as of
	2026	2025	April 30, 2026
Upward adjustments	$60	$—	$89
Negative adjustments, including impairments	(1)	—	(141)
Net unrealized adjustments	$59	$—	$(52)

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of April 30, 2026, and January 31, 2026:

	April 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$1,349	$—	$—	$1,349
Commercial paper	—	213	—	213
Certificates of deposit	—	73	—	73
U.S. government securities	—	138	—	138
Agency discount notes	—	2	—	2
Marketable securities:
Short-term
Commercial paper	—	112	—	112
Corporate debt securities	—	82	—	82
U.S. government securities	—	13	—	13
Asset-backed securities	—	29	—	29
Certificates of deposit	—	5	—	5
Other (2)	—	12	—	12
Long-term
Corporate debt securities	—	164	—	164
Asset-backed securities	—	81	—	81
U.S. government securities	—	96	—	96
Agency mortgage-backed securities	—	23	—	23
Agency bonds	—	11	—	11
Other (3)	—	10	—	10
Long-term other assets:
Mutual funds (4)	145	—	—	145
Derivative assets:
Derivative contract assets (5)	—	25	—	25
Derivative liabilities:
Derivative contract liabilities (6)	—	(22)	—	(22)
Total	$1,494	$1,067	$—	$2,561
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency mortgage backed securities.
(3)Primarily consists of sovereign government bonds.
(4)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans with a corresponding deferred compensation liability. Included in “Prepaid expenses and other current assets”, “Long-term other assets”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Condensed Consolidated Balance Sheets.
(5)Included in “Prepaid expenses and other current assets” or “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets.
(6)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

	January 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$1,107	$—	$—	$1,107
Commercial paper	—	163	—	163
Certificates of deposit	—	54	—	54
U.S government securities	—	96	—	96
Other (2)	—	1	—	1
Marketable securities:
Short-term
Commercial paper	—	155	—	155
Corporate debt securities	—	66	—	66
U.S government securities	—	67	—	67
Asset-backed securities	—	25	—	25
Certificates of deposit	—	16	—	16
Other (3)	—	19	—	19
Long-term
Corporate debt securities	—	157	—	157
Asset backed securities	—	85	—	85
U.S. government securities	—	83	—	83
Agency mortgage-backed securities	—	23	—	23
Other (4)	—	28	—	28
Long-term other assets:
Mutual funds (5)	137	—	—	137
Derivative assets:
Derivative contract assets (6)	—	26	—	26
Derivative liabilities:
Derivative contract liabilities (7)	—	(28)	—	(28)
Total	$1,244	$1,036	$—	$2,280
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Consists primarily of corporate debt securities.
(3)Consists primarily of agency mortgage-backed securities and agency discount notes.
(4)Consists primarily of agency bonds and sovereign government bonds.
(5)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans with a corresponding deferred compensation liability. Included in “Prepaid expenses and other current assets”, “Long-term other assets”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Condensed Consolidated Balance Sheets.
(6)Included in “Prepaid expenses and other current assets,” or “Long-term other assets,” in the accompanying Condensed Consolidated Balance Sheets.
(7)Included in “Other accrued liabilities” in the accompanying Condensed Consolidated Balance Sheets.

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the three months ended April 30, 2026, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2026	4,477	$255.39
Granted	2,794	224.92
Vested	(1,452)	247.95
Canceled/Forfeited	(120)	251.70
Performance Adjustment (1)	32	289.05
Unvested restricted stock units at April 30, 2026	5,731	$242.21
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2026 performance period. The performance stock units were attained at rates ranging from 103% to 126% of the target award.

The fair value of the shares vested during the three months ended April 30, 2026 and 2025, was $363 million and $428 million, respectively.

During the three months ended April 30, 2026, Autodesk granted 2 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $127 million and $140 million during the three months ended April 30, 2026 and 2025, respectively.

During the three months ended April 30, 2026, Autodesk granted 350 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria for the performance stock units are based on the achievement of specified performance goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

•Up to one third of the performance stock units may vest following year one, depending upon the achievement of the performance criteria for fiscal 2027 as well as one-year Relative TSR (covering year one) or vest following year three depending upon the achievement of the performance criteria for fiscal 2027 as well as a 3-year Relative TSR (covering years one, two and three).

•Up to one third of the performance stock units may vest following year two, depending upon the achievement of the performance criteria for fiscal 2028 as well as 2-year Relative TSR (covering years one and two) or vest following year three depending upon the achievement of the performance criteria for fiscal 2028 as well as a 3-year Relative TSR (covering years one, two and three).

•Up to one third of the performance stock units may vest following year three, depending upon the achievement of the performance criteria for fiscal 2029 as well as 3-year Relative TSR (covering years one, two and three) or vest following year three depending upon the achievement of the performance criteria for fiscal 2029 as well as a 3-year Relative TSR (covering years one, two and three).

Performance stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to performance stock units of $15 million and $21 million for the three months ended April 30, 2026 and 2025, respectively.

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

A summary of the ESPP activity for the three months ended April 30, 2026 and 2025, is as follows:

	Three Months Ended April 30,
	2026	2025
Issued shares (in thousands)	372	343
Average price of issued shares	$203.49	$218.20
Weighted average grant date fair value of shares granted under the ESPP (1)	$73.20	$76.56
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three months ended April 30, 2026 and 2025, as follows:

	Three Months Ended April 30,
	2026	2025
Cost of subscription revenue	$9	$11
Cost of other revenue	3	4
Marketing and sales	49	97
Research and development	73	89
General and administrative	21	29
Stock-based compensation expense related to stock awards and ESPP purchases	$155	$230

During the three months ended April 30, 2025, Autodesk recorded $54 million in stock-based compensation expense reflecting a cumulative adjustment since fiscal 1999 related to the Company’s ESPP. The differences were not material to any prior interim or annual periods.

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

	Three Months Ended April 30, 2026		Three Months Ended April 30, 2025
	Performance Stock Units	ESPP	Performance Stock Units	ESPP
Range of expected volatility	35.1 - 36.7%	33.9 - 34.8%	29.7 - 33.4%	29.1 - 29.5%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	3.7 - 3.9%	3.7%	3.8 - 4.1%	4.0 - 4.3%
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

7. Income Tax

 Autodesk had income tax expense of $108 million, relative to pre-tax income of $599 million for the three months ended April 30, 2026, and income tax expense of $82 million, relative to pre-tax income of $234 million for the three months ended April 30, 2025. Our effective tax rate for the three months ended April 30, 2026, differs from the U.S. federal statutory rate of 21% primarily due to tax on net controlled foreign corporation tested income (“NCTI”) and withholding tax, reduced by varying tax rates on foreign earnings, tax-deductible stock-based compensation, benefits arising from the foreign-derived deduction-eligible income (“FDDEI”) regime, and tax credits.

8. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $387 million and $380 million at April 30, 2026, and January 31, 2026, respectively. Accumulated amortization was $187 million and $175 million at April 30, 2026, and January 31, 2026, respectively. Amortization expense for the three months ended April 30, 2026 and 2025, was $12 million and $10 million, respectively.

9. Costs to Obtain a Contract with a Customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $820 million as of April 30, 2026, and $913 million as of January 31, 2026. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheet. The liabilities associated with the commission costs were $382 million and $550 million as of April 30, 2026 and January 31, 2026, respectively. These liabilities are included in “Accounts payable”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $172 million during the three months ended April 30, 2026. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $96 million during the three months ended April 30, 2025. Autodesk did not recognize any contract cost impairment losses during both the three months ended April 30, 2026 and 2025.

10. Balance Sheet Components

Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of April 30, 2026, and January 31, 2026:

	April 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$752	$(546)	$206
Developed technologies	1,208	(971)	237
Trade names and patents	122	(118)	4
Other	9	(3)	6
Total intangible assets	$2,091	$(1,638)	$453

	January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$749	$(534)	$215
Developed technologies	1,189	(947)	242
Trade names and patents	122	(118)	4
Other	9	(3)	6
Total intangible assets	$2,069	$(1,602)	$467

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	April 30, 2026	January 31, 2026
Computer hardware, at cost	$91	$90
Computer software, at cost	71	61
Furniture and equipment, at cost	104	104
Leasehold improvements, land and buildings, at cost	347	349
	613	604
Less: Accumulated depreciation	(491)	(483)
Computer equipment, software, furniture, and leasehold improvements, net	$122	$121

Goodwill
Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the three months ended April 30, 2026, (in millions):

Balance as of January 31, 2026 (1)	$4,295
Additions arising from acquisitions during the period	46
Effect of foreign currency translation	(4)
Balance as of April 30, 2026 (1)	$4,337
_______________
(1)Accumulated impairment losses as of both January 31, 2026 and April 30, 2026, were $149 million.

11. Borrowing Arrangements

Credit Agreement

In May 2025, the Company terminated its previous credit agreement and entered into a new Credit Agreement (“2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions. The revolving credit facility is available for working capital and general corporate purposes. The 2025 Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional indebtedness or make dispositions of assets if Autodesk fails to maintain compliance with the financial covenants. The 2025 Credit Agreement requires the Company to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the 2025 Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At April 30, 2026, Autodesk was in compliance with the 2025 Credit Agreement covenants. Revolving loans under the 2025 Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the 2025 Credit Agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.575% and 1.000%, depending on the Company’s Public Debt Rating. The Company is also obligated to pay to each lender a facility fee on a quarterly basis based on amounts committed (whether used or unused) under the revolving facility of between 0.050% and 0.125% per annum, depending on the Company’s Public Debt Rating. The scheduled termination date under the 2025 Credit Agreement is May 8, 2030, which termination date may be extended with respect to some or all of the commitments under the 2025 Credit Agreement subject to certain terms and conditions, including the consent of each lender holding commitments to be extended. As of April 30, 2026, Autodesk had no outstanding borrowings under the 2025 Credit Agreement.

Senior Notes

The outstanding borrowings as of April 30, 2026, were as follows:

Instrument	Date of Issuance	Principal Outstanding	Fair value
5.30% senior notes due June 15, 2035	June 2025	$500	$504
2.40% senior notes due December 15, 2031	October 2021	1,000	885
2.85% senior notes due January 15, 2030	January 2020	500	471
3.50% senior notes due June 15, 2027	June 2017	500	496
Total principal outstanding		2,500
Less unamortized debt discount and issuance costs (1)		16
Total notes payable, net		$2,484
_______________
(1)Both the debt discount and issuance costs are being amortized to interest expense over the term of the senior notes using the effective interest method.

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

The expected future principal payments for all borrowings as of April 30, 2026, were as follows (in millions):

Fiscal year ending
2027 (remainder)	$—
2028	500
2029	—
2030	500
2031	—
Thereafter	1,500
Total principal outstanding	$2,500

12. Derivative Instruments

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2026 and 2025 (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2026	2025
Amount of gain (loss) recognized in accumulated other comprehensive income, net of tax, (effective portion)	$10	$(23)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$(10)	$8
Operating expenses	—	(5)
Total	$(10)	$3

The amount and location of gains or losses recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three months ended April 30, 2026 and 2025, (amounts presented include any income tax effects):

	Three Months Ended April 30,
	2026	2025
Amount and location of (loss) gain recognized in net income
Operating income (expense)	$3	$—
Interest and other income (loss), net	6	(31)

See Note 5, “Financial Instruments” for the fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets as of April 30, 2026, and January 31, 2026.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $2.27 billion at April 30, 2026, and $2.06 billion at January 31, 2026. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net loss of $7 million remaining in “Accumulated other comprehensive loss” as of April 30, 2026, is expected to be recognized into earnings within the next 24 months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $450 million at April 30, 2026, and $858 million at January 31, 2026.

13. Restructuring, Other Exit Costs, and Facility Reductions

During the fiscal year ended January 31, 2026, Autodesk initiated a restructuring plan (“January 2026 Plan”) that represents the culmination of Autodesk’s sales and marketing optimization program. The January 2026 Plan also reallocates resources in certain other functions to accelerate Autodesk’s strategic priorities. Autodesk expects to complete the January 2026 Plan by the end of the fiscal year ending January 31, 2027.

The following table summarizes the activity in the restructuring and other exit costs liability for the three months ended April 30, 2026:

	Balances, January 31, 2026	Additions (3)	Payments	Balances, April 30, 2026
Employee terminations costs (1)	$97	$27	$(75)	$49
Other exit costs (2)	2	3	(2)	3
Total	$99	$30	$(77)	$52
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

On August 8, 2025, plaintiffs filed an amended complaint, which purported to assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Defendants’ motion to dismiss the amended complaint was filed on August 29, 2025. On January 26, 2026, the Court granted defendants’ motion to dismiss the amended complaint with prejudice. On February 12, 2026, the Court entered judgment. Plaintiffs filed a notice of appeal on March 12, 2026 and filed an opening brief on appeal on May 27, 2026. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

15. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, for the three months ended April 30, 2026, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2026	212	$4,709	$(232)	$(1,432)	$3,045
Common shares issued under stock plans	1	(55)	—	—	(55)
Stock-based compensation expense	—	159	—	—	159
Net income	—	—	—	491	491
Other comprehensive loss	—	—	(2)	—	(2)
Repurchase and retirement of common shares (1)	(2)	(87)	—	(362)	(449)
Balances, April 30, 2026	211	$4,726	$(234)	$(1,303)	$3,189
 ________________
(1)During the three months ended April 30, 2026, Autodesk repurchased 2 million shares at an average repurchase price of $239.87 per share. At April 30, 2026, $2.04 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors, respectively.

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

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2026:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2026	$(17)	$22	$(27)	$(210)	$(232)
Other comprehensive income (loss) before reclassifications	1	7	—	(12)	(4)
Pre-tax loss reclassified from accumulated other comprehensive loss	10	—	—	—	10
Tax effects	(1)	(6)	—	(1)	(8)
Net current period other comprehensive income (loss)	10	1	—	(13)	(2)
Balances, April 30, 2026	$(7)	$23	$(27)	$(223)	$(234)

Accumulated other comprehensive loss, net of taxes, consisted of the following at April 30, 2025:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2025	$24	$20	$(25)	$(304)	$(285)
Other comprehensive (loss) income before reclassifications	(22)	1	1	61	41
Pre-tax gains reclassified from accumulated other comprehensive loss	(3)	—	—	—	(3)
Tax effects	2	—	—	(3)	(1)
Net current period other comprehensive (loss) income	(23)	1	1	58	37
Balances, April 30, 2025	$1	$21	$(24)	$(246)	$(248)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other income, net.” Refer to Note 12, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other income, net.”

17. Net Income Per Share

Basic net income per share is computed using the weighted average common shares outstanding for the period. Diluted net income per share is computed using the weighted average common shares outstanding for the period and potentially dilutive common shares, including unvested restricted stock units, performance share awards, and stock options using the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts:

	Three Months Ended April 30,
	2026	2025
Numerator:
Net income	$491	$152
Denominator:
Denominator for basic net income per share—weighted average shares	211	214
Effect of dilutive securities	1	2
Denominator for dilutive net income per share	212	216
Basic net income per share	$2.33	$0.71
Diluted net income per share	$2.32	$0.70

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three months ended April 30, 2026, there were 600 thousand anti-dilutive shares excluded from the computation of diluted net income per share. For the three months ended April 30, 2025, there were 180 thousand anti-dilutive shares excluded from the computation of diluted net income per share.

18. Segments

Autodesk operates in one operating and reportable segment, the Company as a whole. The chief operating decision maker (“CODM”) assesses performance and decides how to allocate resources based on consolidated net income as reported on the Condensed Consolidated Statements of Operations. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the CODM in deciding how to allocate resources and assess performance. Autodesk reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions, allocating resources, and assessing performance as the source of the Company’s reportable segments. The description of Autodesk’s products and offerings and accounting policies are described in Note 1, “Business and Summary of Significant Accounting Policies” in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed on March 3, 2026. The measure of Autodesk’s segment assets is reported on the Condensed Consolidated Balance Sheets as total assets. Autodesk determined that the Company’s Chief Executive Officer, serves as the CODM.
The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources, evaluating financial performance, and making operating decisions of Autodesk. Consolidated net income is indicative of financial performance and is monitored by the CODM. The CODM considers budget to actual comparisons of total net revenue and consolidated net income on a regular basis when assessing the operating results and making resource decisions to improve profitability. The CODM also uses the budget to actual comparisons of total net revenue and consolidated net income to make decisions aligned with Autodesk’s strategic initiatives and go-to market strategies and capital allocation priorities. Autodesk’s significant segment expenses include the costs and expenses presented on the Condensed Consolidated Statements of Operations as well as stock-based compensation expense as presented in Note 6, “Equity Compensation”.

The following table presents information about Autodesk’s other segment disclosures:

	Three Months Ended April 30,
	2026	2025
Interest income	$24	$19
Interest expense	21	18
Depreciation, amortization, and accretion expense	51	48
Amortization of costs to obtain a contract with a customer	172	96

Other significant non-cash items include stock-based compensation. See Note 6, “Equity Compensation”.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	April 30, 2026	January 31, 2026
Long-lived assets:
Americas
U.S.	$159	$152
Other Americas	14	15
Total Americas	173	167
Europe, Middle East, and Africa	53	56
Asia Pacific	48	55
Total long-lived assets	$274	$278

19. Subsequent Events

On May 28, 2026, Autodesk entered into a definitive agreement to acquire MaintainX, Inc. (“MaintainX”), a leading modern maintenance and asset operations solution used by organizations to manage and optimize day-to-day operations, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), for an aggregate consideration of approximately $3.6 billion in cash for all outstanding shares of capital stock and vested stock options, subject to certain exceptions and adjustments, as provided by the Merger Agreement. MaintainX's modern, mobile-first solution helps organizations manage and optimize day-to-day-operations. The proposed acquisition of MaintainX is expected to help customers better connect data and workflows across the lifecycle, linking digital intent with real-world performance in a continuous closed-loop system. The proposed transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close later in fiscal 2027. Autodesk expects to use debt and available cash to fund the proposed acquisition.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three Months Ended April 30, 2026,” and in “Results of Operations-Overview.” Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effects of global economic conditions, including from global trade wars or an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of restructuring activities; cybersecurity and privacy issues or incidents; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Quarterly Report on Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk is changing how the world is designed and made. Our technology spans architecture, engineering, construction, product design, manufacturing, and media and entertainment, empowering innovators everywhere to solve challenges big and small. From greener buildings to smarter products to more mesmerizing blockbusters, Autodesk technology helps our customers to design and make a better world for all.

Our strategy is to drive customer workflow convergence by delivering a trusted design and make platform that connects people through automation, data, and insights to help them achieve better outcomes for their businesses and the world. To drive the execution of our strategy, we are focused on the following strategic priorities: build the platform of choice for Design and Make, accelerate adoption of Fusion, Forma, and Flow, and transform how customers experience Autodesk.

We equip and inspire our users with the tailored tools, services, and access they need for success today and tomorrow. At every step, we help users harness the power of data to build upon their ideas and explore new ways of imagining, collaborating, and creating to achieve better outcomes for their customers, for society, and for the world. And because creativity can’t flourish in silos, we connect what matters - from steps in a project to collaborators on a unified platform. Autodesk has invested in the development, scaling, and monetization of agentic AI in design, engineering, manufacturing, and construction industries. Our strategy is built on the foundational pillars of proprietary data, deep contextual integration, and specialized AI expertise.

Platform Capabilities
We develop and operate a trusted platform designed to support critical customer workflows and digital transformation across the industries we serve. The platform provides granular, interoperable, and accessible data through shared and centralized capabilities that support the functionality, performance, usability, security, and scalability of our offerings. These shared capabilities include Autodesk AI, reflecting more than a decade of investment in artificial intelligence technologies used to augment, automate, and analyze customer workflows.

Our products are built on an application programming interfaces (“API”)-based architecture that enables third-party developers and partners to build complementary and industry-specific applications. Autodesk Platform Services (“APS”) provides technology, infrastructure, and services that support connected workflows across design, make, and operate use cases. As part of the ongoing development of APS, we are integrating Model Context Protocol (“MCP”) servers to provide a standardized foundation to support AI-enabled integrations and workflow automation for developers and partners.

We offer subscriptions for individual products and Industry Collections, EBAs, and cloud service offerings (collectively referred to as “subscription plans”) and emerging offerings such as Flex and APS. Subscription plans are designed to give our customers more flexibility with how they use our offerings and to attract a broader range of customers, such as project-based users and small businesses.

Our global ecosystem of distributors, resellers, Solution Providers, third-party developers, customers, educators, and learning partners supports the sale, deployment, adoption, and extension of our solutions worldwide. This ecosystem contributes to the scale, reach, and extensibility of our platform and enables customers to address a broad range of industry-specific and specialized use cases.

Product Evolution

Our subscription plans represent a hybrid of desktop software and cloud functionality, which provides a device-independent, collaborative design workflow for designers and their stakeholders. Our cloud offerings, for example, Fusion, Flow Production Tracking, Autodesk Forma, AutoCAD web app, and AutoCAD mobile app, provide tools, including mobile and collaboration capabilities, to streamline design, collaboration, building and manufacturing, and data management processes. We believe that customer adoption of these latest offerings will continue to grow as customers across a range of industries begin to take advantage of the scalable computing power and flexibility provided through these services.

Industry Collections provide our customers with access to a broader selection of Autodesk solutions and services, simplifying the customers’ ability to benefit from a complete set of tools for their industry.

To support our strategic priority of digital transformation in Architecture, Engineering, Construction and Operations (“AECO”), we are strengthening our AECO solutions’ foundation. By bringing Autodesk Construction Cloud’s leading construction management tools into Autodesk Forma, we’re delivering a full lifecycle platform for our customers that creates a deeper connection from design to construction to operations.

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

Marketing and Sales

We sell our products and services globally through several direct channels that allow us to transact directly with end customers. These channels include, but are not limited to, internal sales resources focused on selling our highly specialized solutions in our largest accounts, Solution Providers focused on providing certain products and services to specific customers, and business transacted through our online Autodesk-branded store. Solution Providers provide quotes to customers; however, the final transaction occurs directly between Autodesk and the customer. This approach allows the company to maintain a direct relationship while still benefiting from the expertise and advisory role of Solution Providers. We also conduct direct sales through our online branded store, enabling customers to purchase products and subscriptions digitally.

In addition to direct sales, we distribute our products and services through indirect channels, such as, distributors and resellers. These distributors and resellers facilitate sales, provide customer support, and help deliver our solutions to a wide range of customers across different regions and market segments. Although we are increasingly transacting directly with customers due to the growth of our online store and sales with Solution Providers, our distributors and resellers are expected to continue supporting and transacting with a portion of our customers.

We expect our channel mix to evolve as our business scales. Growth in direct channels may gradually increase the proportion of direct customer transactions, while distributors and resellers will continue to provide distribution reach, market expertise, for example in emerging markets, and customer support. The company also implements various incentive programs and promotional initiatives to ensure that both direct and indirect channels remain aligned with overall business objectives and sales strategies.

Assumptions Behind Our Strategy

Our strategy depends upon many assumptions, including: making our technology available to mainstream markets; leveraging our large global network of distributors, resellers, Solution Providers, third-party developers, customers, educators, educational institutions, learning partners, and students; improving the performance and functionality of our products and platform; and adequately protecting our intellectual property. If the outcome of any of these assumptions differs from our expectations, we may not be able to implement our strategy, which could potentially adversely affect our business. For further discussion regarding these and related risks, please see Part II, Item 1A, “Risk Factors.”

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Item 8, “Financial Statements and Supplementary Data,” Note 1, “Business and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (our “Annual Report on Form 10-K”).

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three Months Ended April 30, 2026

•Total net revenue increased 18% to $1.93 billion during the three months ended April 30, 2026, compared to the same period in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% for both the three months ended April 30, 2026 and 2025.
•Net revenue retention rate (“NR3”) was slightly above the range of 100% to 110%, on a constant currency basis, as of both April 30, 2026, and April 30, 2025.
•Deferred revenue was $4.46 billion, a decrease of 5% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $7.81 billion, a decrease of 6% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $5.38 billion, a decrease of 2% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 18% during the three months ended April 30, 2026, as compared to the same period in the prior fiscal year, primarily due to an increase in subscription revenue. For further discussion of these results, see below under the heading “Results of Operations.”

We rely upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 9% and 20% of our total net revenue during the three months ended April 30, 2026 and 2025, respectively. TD Synnex sells to resellers and end users who purchase our software subscriptions and services. We are increasingly transacting directly with customers due to the growth of our online store and sales with Solution Providers. Consequently, we believe our business is not substantially dependent on TD Synnex.

Recurring Revenue and Net Revenue Retention Rate

In order to help better understand our financial performance, we use several key performance metrics including recurring revenue and NR3.

Recurring revenue consists of the revenue for the period from our subscription plan offerings, and certain other revenue. It excludes subscription revenue related to third-party products. Recurring revenue acquired with the acquisition of a business is captured when total subscriptions are captured in our systems and may cause variability in the comparison of this calculation.

Net revenue retention rate (NR3) measures the year-over-year change in recurring revenue for the population of customers that existed one year ago (“base customers”). Net revenue retention rate is calculated by dividing the current quarter recurring revenue related to base customers by the total corresponding quarter recurring revenue from one year ago. Recurring revenue is based on USD reported revenue, and fluctuations caused by changes in foreign currency exchange rates and hedge gains or losses have not been eliminated. Recurring revenue related to acquired companies, one year after acquisition, has been captured as existing customers until such data conforms to the calculation methodology. This may cause variability in the comparison.

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

The following table outlines our recurring revenue metric for the three months ended April 30, 2026 and 2025:

	Three Months Ended April 30, 2026	Change compared to prior fiscal year		Three Months Ended April 30, 2025
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,881	$289	18%	$1,592
As a percentage of net revenue	97%	N/A	N/A	97%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 was slightly above the range of 100% to 110%, on a constant currency basis, as of both April 30, 2026, and April 30, 2025.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, the United Kingdom, Japan, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total cost of revenue and total operating expenses:

	Three Months Ended April 30, 2026
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	18%	16%	Positive
Total cost of revenue and total operating expenses	(1)%	(2)%	Negative
 ________________
(1)Please refer to the Glossary of Terms for the definitions of our constant currency growth rates.

Changes in the value of the U.S. dollar may have a significant effect on net revenue, total cost of revenue and total operating expenses, and income from operations in future periods. We use foreign currency contracts to reduce the exchange rate effect on a portion of the net revenue of certain anticipated transactions but do not attempt to completely mitigate the impact of fluctuations of such foreign currency against the U.S. dollar.

Remaining Performance Obligations

RPO represents deferred revenue and unbilled deferred revenue, which consists of contractually stated or committed contracts under early renewal and multi-year billing plans for which the associated deferred revenue has not yet been recorded. Unbilled deferred revenue is not included as a receivable or deferred revenue on our Consolidated Balance Sheets. See Part I, Item 1, “Financial Statements,” Note 3, “Revenue Recognition,” for more details on Autodesk's performance obligations.

(in millions)	April 30, 2026	January 31, 2026
Deferred revenue	$4,457	$4,693
Unbilled deferred revenue	3,351	3,607
RPO	$7,808	$8,300

RPO consisted of the following:

(in millions)	April 30, 2026	January 31, 2026
Current RPO	$5,383	$5,479
Non-current RPO	2,425	2,821
RPO	$7,808	$8,300

We expect that the amount of RPO will change from quarter to quarter for several reasons, including the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations. Historically, we have had increased sales activity in our fourth fiscal quarter and this seasonality may affect the relative value of our billings, RPO, and collections in the fourth and first fiscal quarters.

Balance Sheet and Cash Flow Items

At April 30, 2026, we had $3.31 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $893 million for the three months ended April 30, 2026, compared to $564 million for the three months ended April 30, 2025. We repurchased 2 million shares of our common stock for $448 million during the three months ended April 30, 2026. Comparatively, we repurchased 1 million shares of our common stock for $353 million during the three months ended April 30, 2025. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

Other revenue consists of revenue from other products and services and is recognized as the products are delivered or services are performed.

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management Comments
(In millions, except percentages)	April 30, 2026	$	%	April 30, 2025
Net Revenue:
Subscription (1)	$1,836	$296	19%	$1,540	Increase primarily due to growth in subscriptions from our existing customer base.
Other	98	5	5%	93
Total Net Revenue	$1,934	$301	18%	$1,633
____________________
(1) During the fiscal quarter ended April 30, 2026, the Company changed its presentation of maintenance revenue and reclassified “Maintenance revenue” to “Subscription revenue”. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification did not impact total net revenue.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering, Construction and Operations (“AECO”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	April 30, 2026	$	%	April 30, 2025
Net Revenue by Product Family:
AECO	$970	$161	20%	$809	Increase due to growth in revenue from AEC Collections, Autodesk Forma, and Revit.
AutoCAD and AutoCAD LT	474	63	15%	411	Increase due to growth in revenue from our existing customer base for both AutoCAD and AutoCAD LT.
MFG	367	58	19%	309	Increase due to growth in revenue from MFG Collections, Fusion, and EBA offerings.
M&E	86	10	13%	76	Increase primarily due to growth in revenue from EBA offerings.
Other	37	9	32%	28
Total Net Revenue	$1,934	$301	18%	$1,633

Net Revenue by Geographic Area

	Three Months Ended April 30, 2026	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended April 30, 2025
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$682	$97	17%	*	$585
Other Americas	162	22	16%	*	140
Total Americas	844	119	16%	17%	725
EMEA	761	134	21%	16%	627
APAC	329	48	17%	16%	281
Total Net Revenue	$1,934	$301	18%	16%	$1,633
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

Net Revenue by Product Type

	Three Months Ended April 30, 2026	Change compared to prior fiscal year		Three Months Ended April 30, 2025
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,612	$251	18%	$1,361	Increase primarily due to growth in AEC collections, EBA offerings, AutoCAD, AutoCAD LT, and MFG collections.
Make	224	45	25%	179	Increase primarily due to growth in revenue from Autodesk Forma and Fusion.
Other	98	5	5%	93
Total Net Revenue	$1,934	$301	18%	$1,633

Cost of Revenue and Operating Expenses

Cost of subscription revenue includes the labor costs of providing product support to our subscription customers, SaaS vendor costs and allocated IT costs, facilities costs, professional services fees related to operating our network and cloud infrastructure, royalties, depreciation expense and operating lease payments associated with computer equipment, data center costs, related expenses of network operations, stock-based compensation expense, and gains and losses on our operating expense cash flow hedges.

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

Most of the sales incentives payments to Solution Providers are considered incremental and recoverable costs of obtaining a contract with a customer. The deferred costs are amortized over the period of benefit. The sales incentives not qualifying for capitalization are recorded as marketing and sales expenses as the costs are incurred under the incentive program requirements.

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

Restructuring, other exit costs, and facility reductions include charges related to the restructuring plan initiated during the fourth fiscal quarter ended January 31, 2026 (“January 2026 Plan”) to support our initiatives to optimize and complete our go-to-market organization and, at the same time, to reallocate resources to our strategic priorities of investments in cloud, platform and artificial intelligence. In addition to the culmination of our sales and marketing optimization program, the January 2026 Plan reallocates resources in certain other functions to accelerate Autodesk’s strategic priorities.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	April 30, 2026	$	%	April 30, 2025
Cost of revenue:
Subscription	$129	$18	16%	$111	Increase primarily due to an increase in cloud hosting costs and employee-related costs.
Other	21	(3)	(13)%	24	Other cost of revenue remained flat period over period.
Amortization of developed technologies	25	—	NM (1)	25	Amortization of developed technologies remained flat period over period.
Total cost of revenue	$175	$15	9%	$160

Operating expenses:
Marketing and sales	$593	$27	5%	$566	Increase primarily due to an increase in sales commissions to Solution Providers partially offset by a decrease in employee-related costs and the recording of the cumulative adjustment related to the Company’s Employee Stock Purchase Plan in the prior comparative period.
Research and development	421	27	7%	394	Increase primarily due to an increase in employee-related costs driven by higher headcount and an increase in cloud hosting costs partially offset by a decrease in stock-based compensation due to the recording of the cumulative adjustment related to the Company’s Employee Stock Purchase Plan in the prior comparative period.
General and administrative	162	—	—%	162	General and administrative costs remained flat period over period.
Amortization of purchased intangibles	12	(1)	(8)%	13	Amortization of purchased intangibles remained flat period over period.
Restructuring, other exit costs, and facility reductions	30	(75)	(71)%	105	The decrease is due to the restructuring plan initiated during the first quarter of fiscal 2026 which was substantially complete as of January 31, 2026.
Total operating expenses	$1,218	$(22)	(2)%	$1,240
_______________
(1)Not meaningful

The following table highlights our expectation for the absolute dollar change between the second quarter of fiscal 2027, as compared to the second quarter of fiscal 2026:

	Absolute dollar impact	Management Comments
Cost of revenue	Increase	We expect our cost of revenue to increase as our revenue grows.
Marketing and sales	Increase	We expect marketing and sales expenses to increase with the recognition of Solution Provider commissions.
Research and development	Increase	We expect our research and development expenses to increase as we continue our investments in cloud, platform, and artificial intelligence.
General and administrative	Increase	We expect general and administrative expenses to increase but at a slower rate than revenue, due to continued cost discipline.
Amortization of purchased intangibles	Flat	We expect our amortization of purchased intangibles to remain unchanged.
Restructuring, other exit costs, and facility reductions	Flat	We expect restructuring, other exit costs, and facility reductions to remain flat. The plan initiated in the first quarter of fiscal 2026 was substantially complete as of January 31, 2026. The majority of the costs of the plan initiated in the fourth quarter of fiscal 2026 were incurred in fiscal 2026 and in the first quarter of fiscal 2027.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended April 30,
(in millions)	2026	2025
Interest and investment income (loss), net	$4	$(2)
(Loss) gain on foreign currency	(4)	3
Gain (loss) on strategic investments	56	(1)
Other income	2	1
Interest and other income, net	$58	$1

Interest and other income, net, increased by $57 million during the three months ended April 30, 2026, as compared to the same period in the prior fiscal year. The increase in the three months ended April 30, 2026, as compared to the same period in the prior fiscal year was primarily due to an increase in gains on strategic investments.

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

Provision for Income Taxes

We had income tax expense of $108 million, relative to pre-tax income of $599 million for the three months ended April 30, 2026, and income tax expense of $82 million, relative to pre-tax income of $234 million for the three months ended April 30, 2025.

The income tax expense for the three months ended April 30, 2026, increased compared to the corresponding period in fiscal year 2026. The increase is driven by higher pre-tax income for the three months ended as of April 30, 2026. Also, in the preceding period, the company made an election in the U.S. regarding the timing of taxation of revenue, which reduced the taxable benefit arising from FDDEI and increased tax expense associated with NCTI.

A valuation allowance is recorded to reduce deferred tax assets when management cannot conclude that it is more likely than not that the deferred tax asset will be realized. The valuation allowance is determined by assessing both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are realizable; such assessment is required on a jurisdiction-by-jurisdiction basis. Significant judgment is required in determining whether a valuation allowance should be recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income.

We continue to retain a valuation allowance against New Zealand, California, Massachusetts, and Michigan deferred tax assets and deferred tax assets on capital losses or items that will convert to a capital loss upon reversal in Australia and the U.S., as we do not have sufficient income of the appropriate character to benefit from these deferred tax assets. We will continue to evaluate all available positive and negative evidence, including future taxable income and tax planning strategies, in assessing the need for valuation allowances.

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

The Company filed a request to the Internal Revenue Service (“IRS”) in the U.S. in fiscal 2026 for non-automatic change in accounting method to no longer capitalize certain research and development expenditures in its controlled foreign corporations, in line with recent IRS guidance. The tax effects of the proposed accounting method change have not been recognized in the accompanying consolidated financial statements as of April 30, 2026 as IRS approval is required prior to recognition. The Company will record the impact of the method change in the period that IRS approval is obtained. We anticipate this method change will decrease our provision for income taxes due to reduction of tax expense associated with NCTI.

Signed into law on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2027. We have reflected the tax effects of OBBBA in our provision for income taxes as of April 30, 2026.

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

At April 30, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $3.31 billion, net accounts receivable of $579 million, and our revolving loan facility.

In May 2025, the Company terminated its previous credit agreement and entered into a new Credit Agreement (the “2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $1.5 billion, with an option to increase the principal amount to $2 billion subject to receipt of additional commitments and other customary conditions. The proceeds from the 2025 Credit Agreement are available for working capital and general corporate purposes. At April 30, 2026, Autodesk had no outstanding borrowings under the 2025 Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and additional information with respect to the 2025 Credit Agreement. If we are unable to remain in compliance with the covenants under the 2025 Credit Agreement, we will not be able to draw on our revolving credit facility. Additionally, as of May 29, 2026, we have no amounts outstanding under the 2025 Credit Agreement.

As of April 30, 2026, we have $2.50 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

On May 28, 2026, we entered into a definitive agreement to acquire MaintainX, Inc. for approximately $3.6 billion in cash. The proposed acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close later in fiscal 2027. We intend to use debt and available cash to fund the proposed acquisition. See Part I, Item 1, Note 19, “Subsequent Events,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

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

	Three Months Ended April 30,
(in millions)	2026	2025
Net cash provided by operating activities	$893	$564
Net cash provided by investing activities	29	58
Net cash used in financing activities	(498)	(415)

Net cash provided by operating activities of $893 million for the three months ended April 30, 2026, primarily consisted of $491 million of our net income adjusted for $369 million non-cash items such as stock-based compensation expense, restructuring, other exit costs, and facility reductions, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax and by changes in operating assets and liabilities. The positive change in cash provided by working capital is primarily due to the change in accounts receivable of $859 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers partially offset by negative changes in accounts payable and other liabilities of $488 million due to the timing of payments related to employee compensation and related costs and deferred revenue of $238 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter.

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

Net cash provided by investing activities was $29 million for the three months ended April 30, 2026, primarily due to sales and maturities of marketable securities partially offset by purchases of marketable securities. Net cash provided by investing activities was $58 million for the three months ended April 30, 2025, primarily due to sales and maturities of marketable securities partially offset by purchases of marketable securities.

Net cash used in financing activities was $498 million for the three months ended April 30, 2026, primarily due to the repurchases of common stock. Net cash used in financing activities was $415 million for the three months ended April 30, 2025, primarily due to repurchases of common stock.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended April 30, 2026:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
February 1 - February 28, 2026	822	$233.54	822	$7,292
March 1 - March 31, 2026	763	248.83	763	$7,102
April 1 - April 30, 2026	279	234.02	279	$7,037
Total	1,864	$239.87	1,864
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.
(2)These amounts correspond to the plans publicly announced and approved by the Board of Directors in November 2022 and November 2024 that each authorized the repurchase of $5 billion. At April 30, 2026, $2.04 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs, respectively. The plans do not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 15, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Glossary of Terms

Billings: Total revenue plus the net change in deferred revenue, as presented in the consolidated statement of cash flows, for the reporting period less the net change in contract assets for the reporting period.

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

Design Business: Represents the combination of product subscriptions and all EBAs. Main products include, but are not limited to, AutoCAD, AutoCAD LT, Industry Collections, Revit, Inventor, Maya and 3ds Max. Certain products, such as our computer aided manufacturing solutions, incorporate both Design and Make functionality and are classified as Design.

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

Make Business: Represents certain cloud-based product subscriptions. Main products include, but are not limited to, Autodesk Build, Forma Design Collaboration, BuildingConnected, Fusion, and Flow Production Tracking. Certain products, such as Fusion, incorporate both Design and Make functionality and are classified as Make.

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

Solution Provider: Solution Providers are our channel partners when we transact directly with our customers. Solution Providers may act as resellers in certain markets or Autodesk products or solutions.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of April 30, 2026, and January 31, 2026, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Australian dollars, British pounds, Euros, Japanese yen, and Singapore dollars. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 30, 2026		January 31, 2026
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,685	$(2)	$1,743	$18
Sold	1,603	(13)	2,166	(20)
Option Contracts:
Purchased	1,868	15	1,597	12
Sold	1,983	(7)	1,698	(13)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at April 30, 2026, and January 31, 2026, would increase the fair value of our foreign currency contracts by $157 million and $159 million, respectively. A hypothetical 10% depreciation of the dollar from its value at April 30, 2026, and January 31, 2026, would decrease the fair value of our foreign currency contracts by $94 million and $158 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At April 30, 2026, we had $2.41 billion of cash equivalents and marketable securities, including $253 million classified as short-term marketable securities and $385 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 24, 2024, Michael Barkasi filed a purported federal securities class action complaint in the Northern District of California against Autodesk, our Chief Executive Officer, Andrew Anagnost, and our former Chief Financial Officer, Deborah L. Clifford. The complaint, which was filed shortly after Autodesk’s announcement of the Internal Investigation, generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. On July 10, 2024, the Court appointed a lead plaintiff in the action, and an amended complaint was filed on September 16, 2024. The action purported to be brought on behalf of those who purchased or otherwise acquired the Company’s securities between February 23, 2023 and April 16, 2024, and sought unspecified damages and other relief. On November 25, 2024, Defendants filed a motion to dismiss the complaint. On July 18, 2025, the Court granted defendants’ motion to dismiss with leave to amend. On August 8, 2025, plaintiffs filed an amended complaint, which purported to assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Defendants’ motion to dismiss the amended complaint was filed on August 29, 2025. On January 26, 2026, the Court granted defendants’ motion to dismiss the amended complaint with prejudice. On February 12, 2026, the Court entered judgment. Plaintiffs filed a notice of appeal on March 12, 2026 and filed an opening brief on appeal on May 27, 2026. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

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

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2025 and fiscal 2026. We also recently announced we entered into a definitive agreement to acquire MaintainX, Inc. subject to regulatory review and closing conditions. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

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
•the potential that a proposed transaction is not completed;

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

We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction, such as the MaintainX, Inc. transaction, or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. We may also incur significant costs, expenses and fees, including for professional services, other transaction costs, and potential termination fees, for which we will have received little or no benefit, and our stock price could decline. Acquisitions and investments have in the past and may in the future contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments, and could negatively impact our financial results.

We cannot guarantee that the acquisition of MaintainX, Inc. will be consummated within the expected time period, or at all, and if consummated, that our assumptions regarding the acquisition will be correct.

On May 28, 2026, we entered into a definitive merger agreement to acquire MaintainX, Inc. Completion of the acquisition is subject to certain conditions contained in the merger agreement and we cannot guarantee that the acquisition of MaintainX, Inc. will be consummated within the expected time period, or at all. If the acquisition is not consummated, or closing is substantially delayed for any reason, our business may be materially and adversely affected as we will have incurred substantial costs and expenses and utilized considerable resources. If the acquisition is consummated, it may involve unexpected costs or liabilities, we may be unable to achieve the expected projections, synergies and operating efficiencies within the expected time frames, or at all, and the integration of MaintainX, Inc. into our business may be more difficult, time consuming or costly than expected.

We are dependent on international revenue and operations, exposing us to significant international regulatory, economic, intellectual property, collections, currency exchange rate, taxation, political, and other risks, which could adversely impact our financial results.

International net revenue represented 65% and 64% of our net revenue for the three months ended April 30, 2026 and 2025, respectively. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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
In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of new or increased tariffs on products imported from certain countries; economic sanctions on individuals, corporations, or countries; and other government regulations affecting trade between the United States and other countries in which we do business. For example, the United States and other global actors have continued to impose sanctions and export restrictions as a result of the war against Ukraine launched by Russia, the geopolitical landscape with respect to China, ongoing conflicts in the Middle East, and other risks. Additionally, recent executive actions and executive branch policies in the United States, such as those communicated in a February 2025 memorandum regarding a change in U.S. policy with respect to the negotiation and imposition of digital services taxes and regulations by other countries, suggest a broader purview for changes in U.S. trade policy, including a significant increase in the imposition of tariffs, as a component of U.S. foreign policy. For example, since March 2025 the United States has imposed additional Section 232 tariffs on various commodities, including but not limited to steel, aluminum, passenger vehicles and trucks (and components for such vehicles), and other industry-specific targets. Between February 2025 and February 2026, the United States placed additional fentanyl-related tariffs on most goods from China, Canada and Mexico (with an exception for goods qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement); and between April 2025 and February 2026 placed additional reciprocal tariffs on most imports from U.S. trading partners other than Canada, Mexico, Russia, Belarus, Cuba, and North Korea. These additional U.S. tariffs were implemented under authorities asserted in the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. Although the U.S. government began rolling out a system on April 20, 2026 to begin processing refund requests for certain affected entities, the availability, timing, and amount of any related refunds associated with payments of these duties remain uncertain and subject to further legal, regulatory, and administrative action. Furthermore, beginning February 24, 2026, the U.S. government also implemented a new, global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974, supplementing existing non-IEEPA measures. Additional trade-related investigations by the U.S. government are in progress and could result in the imposition of additional tariffs.

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

We are dependent on attracting new customers as well as renewing and expanding our business with existing customers. Our customers are not obligated to renew their subscriptions for our offerings, and they may elect not to renew, upgrade, or expand their subscriptions. We cannot assure renewal rates or the mix of subscriptions renewals. Customer renewal rates may decline or fluctuate due to a number of factors, including offering pricing; competitive offerings; customer satisfaction; volatility of flexible usage-based models; and reductions in customer spending levels, customer activity, or number of users due to economic downturns or financial markets uncertainty. If our customers do not renew their subscriptions or if they renew on less favorable terms, our revenues may decline.

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
•security breaches and incidents, related reputational harm, and potential financial penalties to customers and government entities;
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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During both the three months ended April 30, 2026 and 2025, combined revenue from our AutoCAD and AutoCAD LT family products, not including collections having AutoCAD or AutoCAD LT as a component, represented 25% of our total net revenue.

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

We are increasingly building AI into many of our offerings. We expect to rely on AI technologies to help drive future growth in our business, but there can be no assurance that we will realize the desired or anticipated benefits from AI or at all. We may also fail to properly implement or market our AI offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. The costs associated with developing and maintaining our AI offerings could exceed any financial benefits, at least for some period. Additionally, our offerings based on or otherwise leveraging AI may expose us to additional lawsuits and regulatory investigations and other proceedings and subject us to legal liability as well as brand and reputational harm. For example, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

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

Autodesk and certain of its current and former executives and directors have been named as defendants in ongoing shareholder lawsuits, which may result in additional expense and/or litigation.

Autodesk and certain of our officers and directors have been named in purported federal securities class action litigation arising out of our announcement of an internal investigation regarding Autodesk’s free cash flow and non-GAAP operating margin practices. For additional discussion, see Part II, Item 1. Legal Proceedings and Note 14 to our Consolidated Financial Statements. The pending litigation, and any future litigation, investigation or other actions that may be filed or initiated against us or our officers or directors, may be time consuming and expensive. We cannot predict what losses we may incur in these litigation matters, and contingencies related to our obligations under the federal and state securities laws, or in other legal proceedings or governmental investigations or proceedings related to these matters.

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

Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. To date, we have not considered any such identified security events as material to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or otherwise significant. Security breaches or incidents disrupt the proper functioning of our systems, solutions, offerings, applications, or services; cause errors in the output of our customers’ work; allow unauthorized access to or unauthorized use, disclosure, modification, loss, unavailability, or destruction of, sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive or disruptive outcomes. The risk of a security incident, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include, among others, identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, malware, bugs, vulnerabilities, advanced persistent threats, application-centric attacks, peer-to-peer attacks, social engineering, phishing, credential stuffing, malicious file uploads, backdoor trojans, supply chain attacks, ransomware attacks, and distributed denial of service attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, customers, or users to disclose information to gain access to our data or our customers’ or users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. These risks are compounded given the shift in recent years to work-from-home arrangements for a large population of employees and contractors, as well as employees and contractors of our third-party technology providers and vendors, and the risks could also be elevated in connection with the ongoing wars between Ukraine and Russia and conflicts in the Middle East as we and our third-party technology providers and vendors are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies. Additionally, these threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, advances in cryptography and other technologies, including AI and machine learning. AI and machine learning technologies have the potential to increase the impact and speed of cyber-attacks, and may be able to be used to detect, and take advantage of vulnerabilities in, systems or networks. Our use of AI may increase our risks of being subject to a security breach or incident or increase the impact of certain attacks, breaches, or incidents. Despite our significant efforts to create security barriers to such threats, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information.

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

We sell our software products both directly to end users and through a network of distributors and resellers. For the three months ended April 30, 2026 and 2025, approximately 28% and 45%, respectively, of our revenue was derived from indirect channel sales primarily through distributors and resellers. Our distributor, TD Synnex accounted for 9% and 20% of our total net revenue for the three months ended April 30, 2026 and 2025, respectively. We anticipate that our revenue by direct sales channel will continue to increase as a percentage of total net revenue. We expect our indirect channel will continue to transact and support a portion of our customers, particularly in emerging regions. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

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

As of April 30, 2026, we have outstanding indebtedness in an aggregate principal amount of $2.50 billion under notes due at various times from June 2027 to June 2035, as described in Part I, Item 1 “Financial Statements”, Note 11, “Borrowing Arrangements.” In May 2025, we entered into the 2025 Credit Agreement, which provides for an unsecured revolving loan facility in an aggregate principal amount of up to $1.5 billion, with an option to increase the commitments thereunder to up to $2 billion, subject to receipt of additional commitments and other customary conditions, as described in Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements”. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are required to comply with the covenants set forth in the 2025 Credit Agreement. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the 2025 Credit Agreement described in Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements,” and the lenders under the 2025 Credit Agreement could declare any outstanding indebtedness under the 2025 Credit Agreement immediately due and payable, which declaration could also lead to a default under agreements governing our outstanding senior notes and any future indebtedness. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under the 2025 Credit Agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

There were no sales of unregistered securities during the three months ended April 30, 2026.

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

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended April 30, 2026, the following officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 26, 2026, Steve Blum, our Chief Operating Officer, adopted a new Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 19,894 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 26, 2027, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date
10.1*	Autodesk, Inc. 2026 Director Compensation Policy	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS ††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	Inline XBRL Taxonomy Extension Schema

101.CAL ††	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	Inline XBRL Taxonomy Definition Linkbase

101.LAB ††	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE ††	Inline XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File - the cover page interactive date is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2026

AUTODESK, INC.
(Registrant)

/s/ JANESH MOORJANI
Janesh Moorjani
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)