Form 10-Q
period 2026-07-31
Autodesk, Inc.
filed 2026-08-28
CIK 769397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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

As of August 21, 2026, registrant had outstanding 209 million shares of common stock.

AUTODESK, INC. FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net revenue:
Subscription (1)	$1,952	$1,667	$3,788	$3,207
Other	94	96	192	189
Total net revenue	2,046	1,763	3,980	3,396
Cost of revenue:
Cost of subscription revenue (1)	130	114	259	225
Cost of other revenue	22	22	43	46
Amortization of developed technologies	24	23	49	48
Total cost of revenue	176	159	351	319
Gross profit	1,870	1,604	3,629	3,077
Operating expenses:
Marketing and sales	616	559	1,209	1,125
Research and development	464	413	885	807
General and administrative	179	168	341	330
Amortization of purchased intangibles	13	14	25	27
Restructuring, other exit costs, and facility reductions	(1)	6	29	111
Total operating expenses	1,271	1,160	2,489	2,400
Income from operations	599	444	1,140	677
Interest and other income (expense), net	(6)	12	52	13
Income before income taxes	593	456	1,192	690
Provision for income taxes	(101)	(143)	(209)	(225)
Net income	$492	$313	$983	$465
Basic net income per share	$2.34	$1.47	$4.66	$2.17
Diluted net income per share	$2.33	$1.46	$4.64	$2.15
Weighted average shares used in computing basic net income per share	210	213	211	214
Weighted average shares used in computing diluted net income per share	211	215	212	216
____________________
(1) During fiscal year 2027, the Company began classifying maintenance revenue within “Subscription revenue”. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification did not impact total net revenue.

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income	$492	$313	$983	$465
Other comprehensive income (loss), net of reclassifications:
Net gain (loss) on derivative instruments (net of tax effect of $(1) , $1, $(2), and $3, respectively)	14	(6)	24	(29)
Change in net unrealized gain on available-for-sale debt securities (net of tax effect of zero, zero, $(6), and zero, respectively)	(1)	—	—	1
Change in defined benefit pension items (net of tax effect of zero for all periods presented)	—	—	—	1
Net change in cumulative foreign currency translation (loss) gain (net of tax effect of $(1), $(2), $(2), and $(5), respectively)	(12)	—	(25)	58
Total other comprehensive income (loss)	1	(6)	(1)	31
Total comprehensive income (loss)	$493	$307	$982	$496

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 31, 2026	January 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$4,098	$2,249
Marketable securities	57	348
Accounts receivable, net	684	1,439
Prepaid expenses and other current assets	831	906
Total current assets	5,670	4,942
Long-term marketable securities	202	376
Computer equipment, software, furniture and leasehold improvements, net	124	121
Operating lease right-of-use assets	145	157
Intangible assets, net	423	467
Goodwill	4,331	4,295
Deferred income taxes, net	808	842
Long-term other assets	1,280	1,267
Total assets	$12,983	$12,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$457	$422
Accrued compensation	354	659
Accrued income taxes	63	54
Deferred revenue	4,036	4,406
Short-term debt, net	994	—
Current portion of long-term notes payable, net	499	—
Operating lease liabilities	52	52
Other accrued liabilities	173	215
Total current liabilities	6,628	5,808
Long-term deferred revenue	222	287
Long-term operating lease liabilities	175	199
Long-term income taxes payable	203	181
Long-term deferred income taxes	53	40
Long-term notes payable, net	1,985	2,483
Long-term other liabilities	334	424
Stockholders’ equity:
Common stock and additional paid-in capital	4,846	4,709
Accumulated other comprehensive loss	(233)	(232)
Accumulated deficit	(1,230)	(1,432)
Total stockholders’ equity	3,383	3,045
Total liabilities and stockholders’ equity	$12,983	$12,467

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended July 31,
	2026	2025
Operating activities:
Net income	$983	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	101	95
Stock-based compensation expense	339	421
Amortization of costs to obtain a contract with a customer	347	219
Deferred income taxes	40	153
Restructuring-related asset impairments	—	17
Other operating activities	(32)	(20)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	753	476
Prepaid expenses and other assets	(253)	(539)
Accounts payable and other liabilities	(408)	17
Deferred revenue	(434)	(287)
Accrued income taxes	32	7
Net cash provided by operating activities	1,468	1,024
Investing activities:
Purchases of marketable securities	(222)	(309)
Sales and maturities of marketable securities	686	353
Capital expenditures	(31)	(17)
Purchases of intangible assets	(16)	(14)
Business combinations, net of cash acquired	(55)	—
Purchases of strategic investments (1)	(10)	(5)
Other investing activities	29	—
Net cash provided by investing activities	381	8
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	76	75
Taxes paid related to net share settlement of equity awards	(157)	(190)
Repurchases of common stock	(901)	(712)
Proceeds from debt, net of discount	993	499
Repayment of debt	—	(300)
Other financing activities	(7)	(6)
Net cash provided by (used in) financing activities	4	(634)
Effect of exchange rate changes on cash and cash equivalents	(4)	6
Net increase in cash and cash equivalents	1,849	404
Cash and cash equivalents at beginning of period	2,249	1,599
Cash and cash equivalents at end of period	$4,098	$2,003
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

See accompanying Notes to Condensed Consolidated Financial Statements.

AUTODESK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In millions, except share and per share data, or as otherwise noted)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Autodesk, Inc. (“Autodesk,” “we,” “us,” “our,” or the “Company”) as of July 31, 2026, and for the three and six months ended July 31, 2026 and 2025, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, Autodesk made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended July 31, 2026, are not necessarily indicative of the results for the entire fiscal year ending January 31, 2027, or for any other period. Further, the balance sheet as of January 31, 2026, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to Autodesk's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2026. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in Autodesk’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed on March 3, 2026.

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

There have been no other recent accounting pronouncements during the six months ended July 31, 2026, that may have a material impact on our financial position or results of operations.

3. Revenue Recognition

Revenue Disaggregation

Information regarding the components of Autodesk's net revenue from contracts with customers by product family, geographic location, and product type is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net revenue by product family:
Architecture, Engineering, Construction and Operations	$1,029	$878	$1,999	$1,687
AutoCAD and AutoCAD LT	500	440	974	851
Manufacturing	385	334	752	643
Media and Entertainment	92	80	178	156
Other	40	31	77	59
Total net revenue	$2,046	$1,763	$3,980	$3,396

Net revenue by geographic area:
Americas
U.S.	$727	$629	$1,409	$1,214
Other Americas	171	157	333	297
Total Americas	898	786	1,742	1,511
Europe, Middle East and Africa	804	675	1,565	1,302
Asia Pacific	344	302	673	583
Total net revenue	$2,046	$1,763	$3,980	$3,396

Net revenue by product type:
Design	$1,708	$1,472	$3,320	$2,833
Make	244	194	468	373
Other	94	97	192	190
Total net revenue	$2,046	$1,763	$3,980	$3,396
Payments for subscriptions are typically due in annual installments or upfront. Autodesk does not have any material variable consideration, such as obligations for returns, refunds, warranties, or amounts due to customers for which significant estimation or judgment is required as of the reporting date.

Remaining performance obligations consist of total short-term, long-term, and unbilled deferred revenue. As of July 31, 2026, Autodesk had remaining performance obligations of $7.43 billion, which represents the total transaction price allocated to remaining performance obligations, which are generally recognized over the next three years. We expect to recognize $5.24 billion or 71% of our remaining performance obligations as revenue during the next 12 months. We expect to recognize the remaining $2.19 billion or 29% of our remaining performance obligations as revenue thereafter.

The amount of remaining performance obligations may be impacted by the specific timing, duration, and size of customer subscription and support agreements, the specific timing of customer renewals, and foreign currency fluctuations.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to performance completed in advance of scheduled billings. Contract assets were not material as of July 31, 2026 and January 31, 2026. Deferred revenue relates to billings in advance of performance under the contract. The primary changes in our contract assets and deferred revenues are due to our performance under the contracts and billings.

Revenue recognized during the three months ended July 31, 2026 and 2025, that was included in the deferred revenue balances at January 31, 2026 and 2025, was $1.33 billion and $1.14 billion, respectively. Revenue recognized during the six months ended July 31, 2026 and 2025, that was included in the deferred revenue balances at January 31, 2026 and 2025, was

$2.94 billion and $2.48 billion, respectively. The satisfaction of performance obligations typically lags behind payments received under revenue contracts from customers.

4. Concentration of Credit Risk

Autodesk places its cash, cash equivalents, and marketable securities in highly liquid instruments with, and in the custody of, multiple diversified financial institutions globally with high credit ratings, and limits the amounts invested with any one institution, type of security, and issuer. Autodesk’s primary commercial banking relationship is with Citigroup Inc. and its global affiliates. Citibank, N.A., an affiliate of Citigroup, acts as administrative agent and a lender under Autodesk’s $2 billion revolving credit facility. See Note 11, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

Total revenue from the Company's largest distributor TD Synnex Corporation and its global affiliates (“TD Synnex”) accounted for 8% of Autodesk’s total net revenue during both the three and six months ended July 31, 2026. Total revenue from TD Synnex accounted for 16% and 18% of Autodesk’s total net revenue during the three and six months ended July 31, 2025, respectively. The majority of the net revenue from sales to TD Synnex is from sales outside of the United States. No other customer accounted for more than 10% of Autodesk's total net revenue or trade accounts receivable for each of the respective periods.

5. Financial Instruments

The following tables summarize the Company's financial instruments by significant investment category as of July 31, 2026, and January 31, 2026:

	July 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents (1):
Money market funds	$280	$—	$—	$280
Certificates of deposit	83	—	—	83
U.S. government securities	160	—	—	160
Marketable securities:
Short-term
Commercial paper	30	—	—	30
Corporate debt securities	11	—	—	11
Asset-backed securities	12	—	—	12
Other (2)	4	—	—	4
Long-term
Corporate debt securities	58	—	—	58
Asset-backed securities	37	—	—	37
U.S. government securities	81	—	(1)	80
Agency mortgage-backed securities	24	—	—	24
Other (3)	3	—	—	3
Mutual funds (4)	146	—	—	146
Total	$929	$—	$(1)	$928
___________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency mortgage backed securities.
(3)Primarily consists of agency commercial mortgage obligations.
(4)Investments in debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans, $14 million was classified as current in “Prepaid expenses and other current assets” and $132 million was classified as non-current in “Long-term other assets” in the accompanying Condensed Consolidated Balance Sheets. The liability balance was $150 million in the accompanying Condensed Consolidated Balance Sheets.

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

The following table summarizes the fair values of investments classified as marketable debt securities by contractual maturity date as of July 31, 2026:

Fair Value
Due within 1 year	$45
Due after 1 year through 5 years	197
Due after 5 years through 10 years	14
Due after 10 years	3
Total	$259

As of both July 31, 2026, and January 31, 2026, Autodesk had no material unrealized losses, individually and in the aggregate, for marketable debt securities that are in a continuous unrealized loss position for greater than 12 months. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the six months ended July 31, 2026.

Autodesk monitors all marketable debt securities for potential credit losses by reviewing indicators such as, but not limited to, current credit rating, change in credit rating, credit outlook, and default risk. There were no allowances for credit losses as of both July 31, 2026, and January 31, 2026. There were no write offs of accrued interest receivables for both the six months ended July 31, 2026 and 2025.

There were no material realized gains or losses for the sales or redemptions of marketable debt securities during both the three and six months ended July 31, 2026 and 2025. Realized gains and losses from the sales or redemptions of marketable debt securities are recorded in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations.

Strategic investments in equity securities

As of July 31, 2026, and January 31, 2026, Autodesk had $392 million and $346 million in direct investments in privately held companies, respectively, recorded in “Long-term other assets” in the Condensed Consolidated Balance Sheets. These strategic investments in equity securities do not have readily determined fair values, and Autodesk uses the measurement alternative to account for the adjustment to these investments in a given quarter. If Autodesk determines that an impairment has occurred, Autodesk writes down the investment to its fair value. These strategic investments in equity securities are generally subject to a security-specific restriction which limits the sale or transfer of the respective equity security during the holding period.

Adjustments to the carrying value of our strategic investment equity securities with no readily determined fair values measured using the measurement alternative are included in “Interest and other income (expense), net” on the Company's Condensed Consolidated Statements of Operations. These adjustments were as follows:

	Six Months Ended July 31,		Cumulative Amount as of
	2026	2025	July 31, 2026
Upward adjustments	$60	$—	$89
Negative adjustments, including impairments	(15)	(1)	(155)
Net unrealized adjustments	$45	$(1)	$(66)

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

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by significant investment category as of July 31, 2026, and January 31, 2026:

	July 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (1):
Money market funds	$280	$—	$—	$280
Certificates of deposit	—	83	—	83
U.S. government securities	—	160	—	160
Marketable securities:
Short-term
Commercial paper	—	30	—	30
Corporate debt securities	—	11	—	11
Asset-backed securities	—	12	—	12
Other (2)	—	4	—	4
Long-term
Corporate debt securities	—	58	—	58
Asset-backed securities	—	37	—	37
U.S. government securities	—	80	—	80
Agency mortgage-backed securities	—	24	—	24
Other (3)	—	3	—	3
Long-term other assets:
Mutual funds (4)	146	—	—	146
Derivative assets:
Derivative contract assets (5)	—	24	—	24
Derivative liabilities:
Derivative contract liabilities (6)	—	(25)	—	(25)
Total	$426	$501	$—	$927
____________________
(1)Included in “Cash and cash equivalents” in the accompanying Condensed Consolidated Balance Sheets. These investments are classified as debt securities.
(2)Primarily consists of agency mortgage backed securities.
(3)Primarily consists of agency commercial mortgage obligations.
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

6. Equity Compensation

Restricted Stock Units

A summary of restricted stock activity for the six months ended July 31, 2026, is as follows:

	Unvested restricted stock units	Weighted average grant date fair value per share
	(in thousands)
Unvested restricted stock units at January 31, 2026	4,477	$255.39
Granted	2,996	224.41
Vested	(1,854)	249.15
Canceled/Forfeited	(238)	248.48
Performance Adjustment (1)	32	289.05
Unvested restricted stock units at July 31, 2026	5,413	$240.27
_______________
(1)Based on Autodesk's financial results and relative total stockholder return for the fiscal 2026 performance period. The performance stock units were attained at rates ranging from 103% to 126% of the target award.

The fair value of the shares vested during the six months ended July 31, 2026 and 2025, was $453 million and $580 million, respectively.

During the six months ended July 31, 2026, Autodesk granted 3 million restricted stock units. Restricted stock units are not considered outstanding stock at the time of grant, as the holders of these units are not entitled to any of the rights of a stockholder, including voting rights.

Autodesk recorded stock-based compensation expense related to restricted stock units of $149 million and $158 million during the three months ended July 31, 2026 and 2025, respectively. Autodesk recorded stock-based compensation expense related to restricted stock units of $276 million and $298 million during the six months ended July 31, 2026 and 2025, respectively.

During the six months ended July 31, 2026, Autodesk granted 350 thousand performance stock units for which the ultimate number of shares earned is determined based on the achievement of performance criteria at the end of the stated performance period. The performance criteria for the performance stock units are based on the achievement of specified performance goals adopted by the Compensation and Human Resource Committee and total stockholder return compared against companies in the S&P North American Technology Software Index with a market capitalization over $2.0 billion (“Relative TSR”). The fair value of the performance stock units is expensed using the accelerated attribution method over the three-year vesting period and the performance stock units have the following vesting schedule:

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

Autodesk recorded stock-based compensation expense related to performance stock units of $16 million and $18 million for the three months ended July 31, 2026 and 2025, respectively. Autodesk recorded stock-based compensation expense related to performance stock units of $31 million and $39 million for the six months ended July 31, 2026 and 2025, respectively.

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

A summary of the ESPP activity for the six months ended July 31, 2026 and 2025, is as follows:

	Six Months Ended July 31,
	2026	2025
Issued shares (in thousands)	372	343
Average price of issued shares	$203.49	$218.20
Weighted average grant date fair value of shares granted under the ESPP (1)	$73.20	$76.56
 _______________
(1)Calculated as of the award grant date using the Black-Scholes Merton (“BSM”) option pricing model.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended July 31, 2026 and 2025, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Cost of subscription revenue	$10	$11	$19	$22
Cost of other revenue	4	4	7	8
Marketing and sales	58	66	107	163
Research and development	87	84	160	173
General and administrative	25	26	46	55
Stock-based compensation expense related to stock awards and ESPP purchases	$184	$191	$339	$421

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

	Six Months Ended July 31, 2026		Six Months Ended July 31, 2025
	Performance Stock Units (1)	ESPP (1)	Performance Stock Units (1)	ESPP (1)
Range of expected volatility	35.1 - 36.7%	33.9 - 34.8%	29.7 - 33.4%	29.1 - 29.5%
Range of expected lives (in years)	N/A	0.5 - 2.0	N/A	0.5 - 2.0
Expected dividends	—%	—%	—%	—%
Range of risk-free interest rates	3.7 - 3.9%	3.7%	3.8 - 4.1%	4.0 - 4.3%
_______________
(1)There were no ESPP awards or performance stock units granted during the three months ended July 31, 2026 and 2025.
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

7. Income Tax

 Autodesk had income tax expense of $101 million, relative to pre-tax income of $593 million for the three months ended July 31, 2026, and income tax expense of $143 million, relative to pre-tax income of $456 million for the three months ended July 31, 2025.

Autodesk had income tax expense of $209 million, relative to pre-tax income of $1.19 billion for the six months ended July 31, 2026, and income tax expense of $225 million, relative to pre-tax income of $690 million for the six months ended July 31, 2025.

Our effective tax rate for the three and six months ended July 31, 2026, differs from the U.S. federal statutory rate of 21% primarily due to tax on net controlled foreign corporation tested income (“NCTI”) and withholding tax, reduced by varying tax rates on foreign earnings, tax-deductible stock-based compensation, benefits arising from the foreign-derived deduction-eligible income (“FDDEI”) regime, and tax credits.

8. Cloud Computing Arrangements

Autodesk enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. Autodesk amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on our Condensed Consolidated Balance Sheets. Capitalized costs were $396 million and $380 million at July 31, 2026, and January 31, 2026, respectively. Accumulated amortization was $200 million and $175 million at July 31, 2026, and January 31, 2026, respectively. Amortization expense for the three months ended July 31, 2026 and 2025, was $13 million and $10 million, respectively. Amortization expense for the six months ended July 31, 2026 and 2025, was $25 million and $20 million, respectively.

9. Costs to Obtain a Contract with a Customer

Sales commissions earned by our internal sales personnel and our solution providers are considered incremental and recoverable costs of obtaining a contract with a customer. The ending balance of assets recognized from costs to obtain a contract with a customer was $794 million as of July 31, 2026, and $913 million as of January 31, 2026. These assets are recorded in “Prepaid expenses and other current assets” and “Long-term other assets” in the Condensed Consolidated Balance Sheets. The liabilities associated with the commission costs were $368 million and $550 million as of July 31, 2026 and January 31, 2026, respectively. These liabilities are included in “Accounts payable”, “Accrued compensation”, and “Long-term other liabilities,” in the accompanying Condensed Consolidated Balance Sheets. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $175 million and $347 million during the three and six months ended July 31, 2026, respectively. Amortization expense related to assets recognized from costs to obtain a contract with a customer was $123 million and $219 million during the three and six months ended July 31, 2025, respectively. Autodesk did not recognize any contract cost impairment losses during both the three and six months ended July 31, 2026 and 2025.

10. Balance Sheet Components

Intangible Assets, Net

The following tables summarize the Company's intangible assets, net, as of July 31, 2026, and January 31, 2026:

	July 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$750	$(557)	$193
Developed technologies	1,216	(995)	221
Trade names and patents	122	(119)	3
Other	7	(1)	6
Total intangible assets	$2,095	$(1,672)	$423

	January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$749	$(534)	$215
Developed technologies	1,189	(947)	242
Trade names and patents	122	(118)	4
Other	9	(3)	6
Total intangible assets	$2,069	$(1,602)	$467

Computer Equipment, Software, Furniture, and Leasehold Improvements, Net

Computer equipment, software, furniture and equipment, and leasehold improvements, and the related accumulated depreciation were as follows:

	July 31, 2026	January 31, 2026
Computer hardware, at cost	$93	$90
Computer software, at cost	81	61
Furniture and equipment, at cost	98	104
Leasehold improvements, land and buildings, at cost	318	349
	590	604
Less: Accumulated depreciation	(466)	(483)
Computer equipment, software, furniture, and leasehold improvements, net	$124	$121

Goodwill
Goodwill consists of the excess of the consideration transferred over the fair value of net assets acquired in business combinations. The following table summarizes the changes in the carrying amount of goodwill for the six months ended July 31, 2026, (in millions):

Balance as of January 31, 2026 (1)	$4,295
Additions arising from acquisitions during the period	46
Effect of foreign currency translation	(10)
Balance as of July 31, 2026 (1)	$4,331
_______________
(1)Accumulated impairment losses as of both January 31, 2026 and July 31, 2026, were $149 million.

11. Borrowing Arrangements

Credit Agreement

In May 2025, and as amended on June 15, 2026, Autodesk entered into a Credit Agreement (“2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $2 billion. The revolving credit facility is available for working capital and general corporate purposes. The 2025 Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets, and restrict Autodesk’s ability to incur additional subsidiary indebtedness, in each case, subject to various exceptions. The 2025 Credit Agreement requires Autodesk to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the 2025 Credit Agreement) no greater than 3.50:1.00 during the term of the credit facility, subject to adjustment following the consummation of certain acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. At July 31, 2026, Autodesk was in compliance with the 2025 Credit Agreement covenants. Revolving loans under the 2025 Credit Agreement will bear interest, at the Company’s option, at either (i) a per annum rate equal to the Base Rate (as defined in the 2025 Credit Agreement) or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the Secured Overnight Financing Rate, plus a margin of between 0.575% and 1.000%, depending on the Company’s Public Debt Rating. Autodesk is also obligated to pay to each lender a facility fee on a quarterly basis based on amounts committed (whether used or unused) under the revolving facility of between 0.050% and 0.125% per annum, depending on the Company’s Public Debt Rating. The scheduled termination date under the 2025 Credit Agreement is May 8, 2030, which termination date may be extended with respect to some or all of the commitments under the 2025 Credit Agreement subject to certain terms and conditions, including the consent of each lender holding commitments to be extended. As of July 31, 2026, Autodesk had no outstanding borrowings under the 2025 Credit Agreement.

Short-term Debt

In June 2026, Autodesk entered into a Term Loan Credit Agreement (“Term Loan Credit Agreement”) with Citibank, as administrative agent, and the lenders from time to time party thereto, which provides for an unsecured 364-day delayed draw term loan facility in the aggregate principal amount of $1 billion. Borrowings under the Term Loan Credit Agreement are limited to loans funded on the MaintainX, Inc.(“MaintainX”) acquisition closing date (“Term Loan”) for purposes of funding the MaintainX transaction and will mature 364 days after the acquisition closing date. On August 3, 2026, Autodesk borrowed $1 billion under the Term Loan at a weighted-average interest rate of 4.58% to consummate the MaintainX acquisition. See Note 19, "Subsequent Events". The Term Loan will bear interest, at Autodesk’s option, at a rate per annum equal to either (i) the Base Rate (as defined in the Term Loan Credit Agreement) plus a margin ranging from 0.0% to 0.125%, depending on Autodesk’s public debt rating or (ii) a SOFR rate plus a margin ranging from 0.625% to 1.125%, depending on Autodesk’s public debt rating. The Term Loan Credit Agreement requires Autodesk to maintain a maximum leverage ratio of Consolidated Covenant Debt to Consolidated EBITDA (each as defined in the Term Loan Credit Agreement) no greater than 3.50:1.00 during the term, subject to adjustment following the consummation of certain material acquisitions up to 4.00:1.00 for up to four consecutive fiscal quarters. The Term Loan Credit Agreement contains customary covenants that could, among other things, restrict the imposition of liens on Autodesk’s assets and restrict Autodesk’s ability to incur additional subsidiary indebtedness, in each case, subject to various exceptions.

In July 2026, Autodesk established a commercial paper program under which Autodesk may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2 billion outstanding at any time, with maturities up to 365 days from the date of issuance. Autodesk intends to use the net proceeds of the commercial paper notes for general corporate purposes and to fund the acquisition of businesses. For example, we partially funded the acquisition of MaintainX with borrowings under the commercial paper program. As of July 31, 2026, Autodesk had $1 billion of short-term outstanding borrowings under the commercial paper program with a weighted-average interest rate of 4.17%. The carrying value of the outstanding commercial paper notes approximated fair value at July 31, 2026 due to the relatively short period of time between the origination of the instruments and their expected repayment term. The commercial paper program is backed by our unsecured revolving loan facility and reduces what we can borrow under the unsecured revolving credit facility by the amount of commercial paper outstanding.

Senior Notes

The outstanding borrowings under our Senior Notes as of July 31, 2026, were as follows:

Instrument	Date of Issuance	Principal Outstanding	Fair value
5.30% senior notes due June 15, 2035	June 2025	$500	$490
2.40% senior notes due December 15, 2031	October 2021	1,000	869
2.85% senior notes due January 15, 2030	January 2020	500	467
3.50% senior notes due June 15, 2027	June 2017	500	496
Total principal outstanding		2,500
Less unamortized debt discount and issuance costs (1)		16
Total senior notes payable, net		$2,484
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

The expected future principal payments as of July 31, 2026, were as follows (in millions):

Fiscal year ending
2027 (remainder)	$—
2028	500
2029	—
2030	500
2031	—
Thereafter	1,500
Total principal outstanding	$2,500

12. Derivative Instruments

The effects of derivatives designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2026 and 2025, (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Amount of gain (loss) recognized in accumulated other comprehensive income, net of tax, (effective portion)	$14	$(6)	$24	$(29)
Amount and location of gain (loss) reclassified from accumulated other comprehensive loss into income (effective portion)
Net revenue	$(7)	$5	$(17)	$13
Cost of revenue	—	1	—	1
Operating expenses	(4)	8	(4)	3
Total	$(11)	$14	$(21)	$17

The amount and location of gains or losses recognized in net income of derivatives not designated as hedging instruments on Autodesk’s Condensed Consolidated Statements of Operations were as follows for the three and six months ended July 31, 2026 and 2025, (amounts presented include any income tax effects):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Amount and location of (loss) gain recognized in net income
Operating income (expense)	$1	$—	$4	$—
Interest and other income (loss), net	4	7	10	(24)

See Note 5, “Financial Instruments” for the fair values of derivative instruments in Autodesk’s Condensed Consolidated Balance Sheets as of July 31, 2026, and January 31, 2026.

Foreign currency contracts designated as cash flow hedges

Autodesk uses foreign currency contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. These currency collars and forward contracts are designated and documented as cash flow hedges. The notional amounts of these contracts are presented net settled and were $2.30 billion at July 31, 2026, and $2.06 billion at January 31, 2026. Outstanding contracts are recognized as either assets or liabilities on the Company's Condensed Consolidated Balance Sheet at fair value. The majority of the net gain of $7 million remaining in “Accumulated other comprehensive loss” as of July 31, 2026, is expected to be recognized into earnings within the next 24 months.

Derivatives not designated as hedging instruments

Autodesk uses foreign currency contracts that are not designated as hedging instruments to reduce the exchange rate risk associated primarily with foreign currency denominated receivables, payables, and cash. The notional amounts of these foreign currency contracts are presented net settled and were $126 million at July 31, 2026, and $858 million at January 31, 2026.

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

The following table summarizes the activity in the restructuring and other exit costs liability for the six months ended July 31, 2026:

	Balances, January 31, 2026	Additions (3)	Payments	Balances, July 31, 2026
Employee terminations costs (1)	$97	$25	$(111)	$11
Other exit costs (2)	2	4	(3)	3
Total	$99	$29	$(114)	$14
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

On August 8, 2025, plaintiffs filed an amended complaint, which purported to assert claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Defendants’ motion to dismiss the amended complaint was filed on August 29, 2025. On January 26, 2026, the Court granted defendants’ motion to dismiss the amended complaint with prejudice. On February 12, 2026, the Court entered judgment. Plaintiffs filed a notice of appeal on March 12, 2026 and filed an opening brief on appeal on May 27, 2026. Defendants filed their answering brief on July 27, 2026. Plaintiffs may file a reply brief by September 16, 2026. At this stage, the Company cannot reasonably estimate the amount of any possible financial loss that could result from this matter.

15. Stockholders' Equity

Changes in stockholders' equity by component, net of tax, for the six months ended July 31, 2026, are as follows:

	Common stock and additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances, January 31, 2026	212	$4,709	$(232)	$(1,432)	$3,045
Common shares issued under stock plans	1	(55)	—	—	(55)
Stock-based compensation expense	—	159	—	—	159
Net income	—	—	—	491	491
Other comprehensive loss	—	—	(2)	—	(2)
Repurchase and retirement of common shares (1)	(2)	(87)	—	(362)	(449)
Balances, April 30, 2026	211	4,726	(234)	(1,303)	3,189
Common shares issued under stock plans	—	(30)	—	—	(30)
Stock-based compensation expense	—	188	—	—	188
Net income	—	—	—	492	492
Other comprehensive loss	—	—	1	—	1
Repurchase and retirement of common shares (1)	(2)	(38)	—	(419)	(457)
Balances, July 31, 2026	209	$4,846	$(233)	$(1,230)	$3,383
 ________________
(1)During the three and six months ended July 31, 2026, Autodesk repurchased 2 million and 4 million shares at an average repurchase price of $211.89 and $224.92 per share, respectively. At July 31, 2026, $1.58 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors, respectively.

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
 ________________
(1)During the three and six months ended July 31, 2025, Autodesk repurchased 1 million and 2 million shares at an average repurchase price of $297.59 and $282.39 per share, respectively. At July 31, 2025, $3.17 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs approved by the Board of Directors, respectively.

16. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2026:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2026	$(17)	$22	$(27)	$(210)	$(232)
Other comprehensive income (loss) before reclassifications	5	5	1	(23)	(12)
Pre-tax gain reclassified from accumulated other comprehensive loss	21	1	(1)	—	21
Tax effects	(2)	(6)	—	(2)	(10)
Net current period other comprehensive income (loss)	24	—	—	(25)	(1)
Balances, July 31, 2026	$7	$22	$(27)	$(235)	$(233)

Accumulated other comprehensive loss, net of taxes, consisted of the following at July 31, 2025:

	Net Unrealized Gains (Losses) on Derivative Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension Components	Foreign Currency Translation Adjustments	Total
Balances, January 31, 2025	$24	$20	$(25)	$(304)	$(285)
Other comprehensive (loss) income before reclassifications	(15)	1	1	63	50
Pre-tax loss reclassified from accumulated other comprehensive loss	(17)	—	—	—	(17)
Tax effects	3	—	—	(5)	(2)
Net current period other comprehensive (loss) income	(29)	1	1	58	31
Balances, July 31, 2025	$(5)	$21	$(24)	$(246)	$(254)

Reclassifications related to gains and losses on available-for-sale debt securities are included in “Interest and other income (expense), net.” Refer to Note 12, “Derivative Instruments,” for the amount and location of reclassifications related to derivative instruments. Reclassifications of the defined benefit pension components of net periodic benefit cost are included in “Interest and other income (expense), net.”

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net income	$492	$313	$983	$465
Denominator:
Denominator for basic net income per share—weighted average shares	210	213	211	214
Effect of dilutive securities	1	2	1	2
Denominator for dilutive net income per share	211	215	212	216
Basic net income per share	$2.34	$1.47	$4.66	$2.17
Diluted net income per share	$2.33	$1.46	$4.64	$2.15

The computation of diluted net income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average market value of Autodesk’s stock during the periods. For the three and six months ended July 31, 2026, there were 1.7 million and 1.2 million anti-dilutive shares excluded from the computation of diluted net income per share. For the three and six months ended July 31, 2025, there were none and 90 thousand anti-dilutive shares excluded from the computation of diluted net income per share.

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

The following table presents information about Autodesk’s other segment disclosures:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Interest income	$28	$21	$52	$40
Interest expense	23	19	44	37

Refer to Autodesk’s Condensed Consolidated Statements of Cash Flows for Depreciation, amortization, and accretion expense and Amortization of costs to obtain a contract with a customer. Other significant non-cash items include stock-based compensation. See Note 6, “Equity Compensation”.

Information regarding Autodesk's long-lived assets by geographic area were as follows:

	July 31, 2026	January 31, 2026
Long-lived assets:
Americas
U.S.	$156	$152
Other Americas	13	15
Total Americas	169	167
Europe, Middle East, and Africa	53	56
Asia Pacific	47	55
Total long-lived assets	$269	$278

19. Subsequent Events

On August 3, 2026, Autodesk acquired MaintainX, Inc. (“MaintainX”), a leading modern maintenance and asset operations solution, for preliminary purchase consideration of approximately $3.53 billion, net of cash acquired. MaintainX's modern, mobile-first solution helps organizations manage and optimize day-to-day-operations and is expected to help customers better connect data and workflows across the lifecycle, linking digital intent with real-world performance in a continuous closed-loop system. The Company is currently in the process of determining the initial purchase accounting for this transaction. Based on the timing of the acquisition and lack of available information, the Company has determined it to be impracticable to disclose a preliminary purchase price allocation at this time. Autodesk financed the transaction through a combination of cash on hand, borrowings under a 364-day term loan facility, and borrowings under a short-term unsecured commercial paper program. For additional information on the financing associated with this transaction, refer to Note 11, “Borrowing Arrangements.”

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in our MD&A and elsewhere in this Quarterly Report on Form 10-Q contains trend analyses and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, our business strategies, including those discussed in “Strategy,” “Overview of the Three and Six Months Ended July 31, 2026,” and in “Results of Operations-Overview.” Examples of such forward-looking statements may relate to items such as future net revenue, operating expenses, recurring revenue, net revenue retention rate, cash flow, remaining performance obligations, and other future financial results (by product type and geography); the transition to annual billings for multi-year contracts; the implementation of new transaction models; the effectiveness of our efforts to successfully manage transitions to new markets; our ability to increase our subscription base; expected market trends, including the growth of cloud and mobile computing; the availability of credit; the effects of global economic conditions, including from global trade wars or an economic downturn or recession in the United States or in other countries around the world; the effects of revenue recognition; the effects of recently issued accounting standards; expected trends in certain financial metrics, including expenses; expectations regarding our cash needs and financing arrangements; the effects of fluctuations in exchange rates and our hedging activities on our financial results; our ability to successfully expand adoption of our products; our ability to gain market acceptance of new business and sales initiatives; the impact of restructuring activities; cybersecurity and privacy issues or incidents; the impact of past acquisitions, including our integration efforts and expected synergies; the impact of economic volatility and geopolitical activities in certain countries, particularly emerging economy countries; the timing and amount of purchases under our stock buy-back plan; and the effects of potential non-cash charges on our financial results and the resulting effect on our financial results. In addition, forward-looking statements also consist of statements involving expectations regarding product capability and acceptance, anticipated benefits of our products; statements regarding our liquidity and short-term and long-term cash requirements, as well as statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of these terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of a number of factors, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made, except as required by law.

Note: A glossary of terms used in this Quarterly Report on Form 10-Q appears at the end of this Item 2.

Strategy

Autodesk is changing how the world is designed and made. Our technology spans architecture, engineering, construction, product design, manufacturing, operations, and media and entertainment, empowering innovators everywhere to solve challenges big and small. From greener buildings to smarter products to more mesmerizing blockbusters, Autodesk technology helps our customers to design and make a better world for all.

Our strategy is to drive customer workflow convergence by delivering a trusted design and make platform that connects people through automation, data, and insights to help them achieve better outcomes for their businesses and the world. To drive the execution of our strategy, we are focused on enabling convergence through our artificial intelligence (“AI”) -powered industry clouds, Fusion, Forma, and Flow, accelerating the delivery of AI and platform capabilities, creating a smooth path from our core products to industry clouds, and strengthening customer trust in every interaction.

We equip and inspire our users with the tailored tools, services, and access they need for success today and tomorrow. At every step, we help users harness the power of data to build upon their ideas and explore new ways of imagining, collaborating, and creating to achieve better outcomes for their customers, for society, and for the world. And because creativity can’t flourish in silos, we connect what matters - from steps in a project to collaborators on a unified platform. Autodesk has invested in the development, scaling, and monetization of agentic AI in design, engineering, manufacturing, construction, and operations industries. Our strategy is built on the foundational pillars of proprietary data, deep contextual integration, and specialized AI expertise.

Platform Capabilities
We develop and operate a trusted platform designed to support critical customer workflows and digital transformation across the industries we serve. The platform provides granular, interoperable, and accessible data through shared and centralized capabilities that support the functionality, performance, usability, security, and scalability of our offerings. These shared capabilities include Autodesk AI, reflecting more than a decade of investment in AI technologies used to augment, automate, and analyze customer workflows.

Our products are built on an application-programming-interfaces (“API”)-based architecture that enables third-party developers and partners to build complementary and industry-specific applications. Autodesk Platform Services (“APS”) provides technology, infrastructure, and services that support connected workflows across design, make, and operate use cases. As part of the ongoing development of APS, we are integrating Model Context Protocol (“MCP”) servers to provide a standardized foundation to support AI-enabled integrations and workflow automation for developers and partners.

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

Our acquisition of MaintainX, Inc. (“MaintainX”) expands our relationship with manufacturing, and architecture, engineering, and construction customers into asset operations and maintenance management. We expect MaintainX to further extend our operations capabilities by providing a cloud-based platform for maintenance management, asset tracking, inspections, work orders, and frontline operational workflows. Its solutions help customers improve asset reliability, reduce downtime, and optimize operational performance through the collection and analysis of real-time maintenance and asset data. By connecting operational workflows and asset performance information with our existing design, construction, and operations solutions, we believe MaintainX will help support our strategy of delivering a more comprehensive lifecycle platform for the built environment.

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

In addition to direct sales, we distribute our products and services through indirect channels, such as distributors and resellers. These distributors and resellers facilitate sales, provide customer support, and help deliver our solutions to a wide range of customers across different regions and market segments. Although we are increasingly transacting directly with customers due to the growth of our online store and sales with Solution Providers, our distributors and resellers are expected to continue supporting and transacting with a portion of our customers.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three and six months ended July 31, 2026, as compared to those disclosed in our Annual Report on Form 10-K. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Overview of the Three and Six Months Ended July 31, 2026

•Total net revenue increased 16% and 17% to $2.05 billion and $3.98 billion during the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior fiscal year.
•Recurring revenue as a percentage of net revenue was 97% and 98% for the three months ended July 31, 2026 and 2025, respectively, and 97% for both the six months ended July 31, 2026 and 2025.

•Net revenue retention rate (“NR3”) approximated the top end of the range and was slightly above the range of 100% to 110%, on a constant currency basis, as of July 31, 2026, and July 31, 2025, respectively.
•Deferred revenue was $4.26 billion, a decrease of 9% compared to the fourth quarter in the prior fiscal year.
•Remaining performance obligations (short-term and long-term deferred revenue plus unbilled deferred revenue) (“RPO”) was $7.43 billion, a decrease of 10% compared to the fourth quarter in the prior fiscal year.
•Current remaining performance obligations was $5.24 billion, a decrease of 4% compared to the fourth quarter in the prior fiscal year.

Revenue Analysis

Net revenue increased 16% and 17% during the three and six months ended July 31, 2026, respectively, as compared to the same periods in the prior fiscal year, primarily due to an increase in subscription revenue. For further discussion of these results, see below under the heading “Results of Operations.”

We rely upon major distributors and resellers in both the U.S. and international regions, including TD Synnex Corporation and its global affiliates (collectively, “TD Synnex”). Total revenue from TD Synnex accounted for 8% of Autodesk’s total net revenue during both the three and six months ended July 31, 2026. Total revenue from TD Synnex accounted for 16% and 18% of Autodesk’s total net revenue during the three and six months ended July 31, 2025, respectively. TD Synnex sells to resellers and end users who purchase our software subscriptions and services. We are increasingly transacting directly with customers due to the growth of our online store and sales with Solution Providers. Consequently, we believe our business is not substantially dependent on TD Synnex.

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

Net revenue retention rate (NR3) measures the year-over-year change in recurring revenue for the population of customers that existed one year ago (“base customers”). Net revenue retention rate is calculated by dividing the current quarter recurring revenue related to base customers by the total corresponding quarter recurring revenue from one year ago. Recurring revenue is based on USD reported revenue, and fluctuations caused by changes in foreign currency exchange rates and hedge gains or losses have not been eliminated. Recurring revenue related to acquired companies is generally included in the calculation one year after the quarter of the acquisition. This may cause variability in the comparison.

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

The following table outlines our recurring revenue metric for the three and six months ended July 31, 2026 and 2025:

	Three Months Ended July 31, 2026	Change compared to prior fiscal year		Three Months Ended July 31, 2025
(In millions, except percentage data)		$	%
Recurring revenue (1)	$1,992	$273	16%	$1,719
As a percentage of net revenue	97%	N/A	N/A	98%

	Six Months Ended July 31, 2026	Change compared to prior fiscal year		Six Months Ended July 31, 2025
		$	%
Recurring Revenue (1)	$3,873	$562	17%	$3,311
As a percentage of net revenue	97%	N/A	N/A	97%
 ________________
(1)The acquisition of a business may cause variability in the comparison of recurring revenue in this table above and recurring revenue derived from the revenue reported in the Condensed Consolidated Statements of Operations.

NR3 approximated the top end of the range and was slightly above the range of 100% to 110%, on a constant currency basis, as of July 31, 2026, and 2025, respectively.

Foreign Currency Analysis

We generate a significant amount of our revenue in the United States, Germany, the United Kingdom, Japan, and Canada.

The following table shows the impact of foreign exchange rate changes on our net revenue and total cost of revenue and total operating expenses:

	Three Months Ended July 31, 2026			Six Months Ended July 31, 2026
	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes	Percent change compared to prior fiscal year	Constant Currency percent change compared to prior fiscal year (1)	Positive/Negative/Neutral impact from foreign exchange rate changes
Net revenue	16%	14%	Positive	17%	15%	Positive
Total cost of revenue and total operating expenses	10%	9%	Negative	4%	3%	Negative
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

(in millions)	July 31, 2026	January 31, 2026
Deferred revenue	$4,258	$4,693
Unbilled deferred revenue	3,175	3,607
RPO	$7,433	$8,300

RPO consisted of the following:

(in millions)	July 31, 2026	January 31, 2026
Current RPO	$5,245	$5,479
Non-current RPO	2,188	2,821
RPO	$7,433	$8,300

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

Balance Sheet and Cash Flow Items

At July 31, 2026, we had $4.36 billion in cash, cash equivalents, and marketable securities. Our cash flow from operations increased to $1.47 billion for the six months ended July 31, 2026, compared to $1.02 billion for the six months ended July 31, 2025. We repurchased 4 million shares of our common stock for $901 million during the six months ended July 31, 2026. Comparatively, we repurchased 2 million shares of our common stock for $709 million during the six months ended July 31, 2025. See further discussion regarding the balance sheet and cash flow activities under the heading “Liquidity and Capital Resources.”

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

Other revenue consists of revenue from other products and services and is recognized as the products are delivered or services are performed.

	Three Months Ended	Change Compared to Prior Fiscal Year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2026	$	%	July 31, 2025
Net Revenue:
Subscription (1)	$1,952	$285	17%	$1,667	Increase primarily due to growth in subscriptions from our existing customer base.
Other	94	(2)	(2)%	96
Total Net Revenue	$2,046	$283	16%	$1,763

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2026	$	%	July 31, 2025
Net Revenue:
Subscription (1)	$3,788	$581	18%	$3,207	Increase primarily due to growth in subscriptions from our existing customer base.
Other	192	3	2%	189
Total Net Revenue	$3,980	$584	17%	$3,396
____________________
(1) During the six months ended July 31, 2026, the Company changed its presentation of maintenance revenue and reclassified “Maintenance revenue” to “Subscription revenue”. Prior period amounts have been reclassified to conform to the current period presentation. The reclassification did not impact total net revenue.

Net Revenue by Product Family

Our product offerings are focused in four primary product families: Architecture, Engineering, Construction and Operations (“AECO”), AutoCAD and AutoCAD LT, Manufacturing (“MFG”), and Media and Entertainment (“M&E”).

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management Comments
(In millions, except percentages)	July 31, 2026	$	%	July 31, 2025
Net Revenue by Product Family:
AECO	$1,029	$151	17%	$878	Increase due to growth in revenue from AEC Collections, Autodesk Forma, and Revit.
AutoCAD and AutoCAD LT	500	60	14%	440	Increase due to growth in revenue from our existing customer base for both AutoCAD and AutoCAD LT.
MFG	385	51	15%	334	Increase due to growth in revenue from MFG Collections, Fusion, and EBA offerings.
M&E	92	12	15%	80	Increase primarily due to growth in revenue from EBA offerings.
Other	40	9	29%	31
Total Net Revenue	$2,046	$283	16%	$1,763

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management Comments
	July 31, 2026	$	%	July 31, 2025
Net Revenue by Product Family:
AECO	$1,999	$312	18%	$1,687	Increase due to growth in revenue from AEC Collections, Autodesk Forma, and Revit.
AutoCAD and AutoCAD LT	974	123	14%	851	Increase due to growth in revenue from our existing customer base for both AutoCAD and AutoCAD LT.
MFG	752	109	17%	643	Increase due to growth in revenue from MFG Collections, Fusion, and EBA offerings.
M&E	178	22	14%	156	Increase primarily due to growth in revenue from EBA offerings.
Other	77	18	31%	59
Total Net Revenue	$3,980	$584	17%	$3,396

Net Revenue by Geographic Area

	Three Months Ended July 31, 2026	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Three Months Ended July 31, 2025
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$727	$98	16%	*	$629
Other Americas	171	14	9%	*	157
Total Americas	898	112	14%	14%	786
EMEA	804	129	19%	13%	675
APAC	344	42	14%	14%	302
Total Net Revenue	$2,046	$283	16%	14%	$1,763

	Six Months Ended July 31, 2026	Change compared to prior fiscal year		Constant currency change compared to prior fiscal year	Six Months Ended July 31, 2025
(In millions, except percentages)		$	%	%
Net Revenue:
Americas
U.S.	$1,409	$195	16%	*	$1,214
Other Americas	333	36	12%	*	297
Total Americas	1,742	231	15%	16%	1,511
EMEA	1,565	263	20%	14%	1,302
APAC	673	90	15%	15%	583
Total Net Revenue	$3,980	$584	17%	15%	$3,396
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

Net Revenue by Product Type

	Three Months Ended July 31, 2026	Change compared to prior fiscal year		Three Months Ended July 31, 2025
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$1,708	$236	16%	$1,472	Increase primarily due to growth in AEC collections, EBA offerings, AutoCAD, AutoCAD LT, and MFG collections.
Make	244	50	26%	194	Increase primarily due to growth in revenue from Autodesk Forma and Fusion.
Other	94	(3)	(3)%	97
Total Net Revenue	$2,046	$283	16%	$1,763

	Six Months Ended July 31, 2026	Change compared to prior fiscal year		Six Months Ended July 31, 2025
(In millions, except percentages)		$	%		Management Comments
Net Revenue by Product Type:
Design	$3,320	$487	17%	$2,833	Increase primarily due to growth in AEC collections, EBA offerings, AutoCAD, AutoCAD LT, and MFG collections.
Make	468	95	25%	373	Increase primarily due to growth in revenue from Autodesk Forma and Fusion.
Other	192	2	1%	190
Total Net Revenue	$3,980	$584	17%	$3,396

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

Restructuring, other exit costs, and facility reductions include charges related to the restructuring plan initiated during the fourth fiscal quarter ended January 31, 2026 (“January 2026 Plan”) to support our initiatives to optimize and complete our go-to-market organization and, at the same time, to reallocate resources to our strategic priorities of investments in cloud, platform and AI. In addition to the culmination of our sales and marketing optimization program, the January 2026 Plan reallocates resources in certain other functions to accelerate Autodesk’s strategic priorities.

	Three Months Ended	Change compared to prior fiscal year		Three Months Ended	Management comments
(In millions, except percentages)	July 31, 2026	$	%	July 31, 2025
Cost of revenue:
Subscription	$130	$16	14%	$114	Increase primarily due to an increase in cloud hosting costs.
Other	22	—	—%	22	Other cost of revenue remained flat period over period.
Amortization of developed technologies	24	1	4%	23	Amortization of developed technologies remained flat period over period.
Total cost of revenue	$176	$17	11%	$159

Operating expenses:
Marketing and sales	$616	$57	10%	$559	Increase primarily due to an increase in sales commissions to Solution Providers and an increase in advertisement and promotion costs partially offset by a decrease in employee-related costs and stock-based compensation expense.
Research and development	464	51	12%	413	Increase primarily due to an increase in employee-related costs driven by higher headcount and an increase in cloud hosting costs.
General and administrative	179	11	7%	168	Increase primarily due to an increase in acquisition-related costs partially offset by a decrease in employee-related costs.
Amortization of purchased intangibles	13	(1)	(7)%	14	Amortization of purchased intangibles remained flat period over period.
Restructuring, other exit costs, and facility reductions	(1)	(7)	NM (1)	6	Restructuring, other exit costs, and facility reductions remained flat period over period.
Total operating expenses	$1,271	$111	10%	$1,160

	Six Months Ended	Change compared to prior fiscal year		Six Months Ended	Management comments
	July 31, 2026	$	%	July 31, 2025
Cost of revenue:
Subscription	$259	$34	15%	$225	Increase primarily due to an increase in cloud hosting costs and employee-related costs.
Other	43	(3)	(7)%	46	Other cost of revenue remained flat period over period.
Amortization of developed technologies	49	1	2%	48	Amortization of developed technologies remained flat period over period.
Total cost of revenue	$351	$32	10%	$319

Operating expenses:

Marketing and sales	$1,209	$84	7%	$1,125	Increase primarily due to an increase in sales commissions to Solution Providers and an increase in advertisement and promotion costs partially offset by a decrease in employee-related costs and the recording of the cumulative adjustment related to the Company’s Employee Stock Purchase Plan in the prior comparative period.
Research and development	885	78	10%	807	Increase primarily due to an increase in employee-related costs driven by higher headcount and an increase in cloud hosting costs partially offset by a decrease in stock-based compensation due to the recording of the cumulative adjustment related to the Company’s Employee Stock Purchase Plan in the prior comparative period.
General and administrative	341	11	3%	330	Increase primarily due to an increase in acquisition-related costs and an increase in cloud hosting costs partially offset by a decrease in employee-related costs and the recording of the cumulative adjustment related to the Company’s Employee Stock Purchase Plan in the prior comparative period.
Amortization of purchased intangibles	25	(2)	(7)%	27	Amortization of purchased intangibles remained flat period over period.
Restructuring, other exit costs, and facility reductions	29	(82)	NM (1)	111	The decrease is due to the restructuring plan initiated during the first quarter of fiscal 2026 which was substantially complete as of January 31, 2026.
Total operating expenses	$2,489	$89	4%	$2,400
_______________
(1)Not meaningful

The following table highlights our expectation for the absolute dollar change between the third quarter of fiscal 2027, as compared to the third quarter of fiscal 2026:

	Absolute dollar impact	Management Comments
Cost of revenue	Increase	We expect our cost of revenue to increase as our revenue grows as well as due to our recent acquisition.
Marketing and sales	Increase	We expect marketing and sales expenses to increase with the recognition of Solution Provider commissions and our recent acquisition.
Research and development	Increase	We expect our research and development expenses to increase as we continue our investments in cloud, platform, and AI.
General and administrative	Increase	We expect general and administrative expenses to increase but at a slower rate than revenue, due to continued cost discipline.
Amortization of purchased intangibles	Increase	We expect our amortization of purchased intangibles to increase largely due to our recent acquisition.
Restructuring, other exit costs, and facility reductions	Flat	We expect restructuring, other exit costs, and facility reductions to remain flat. The plan initiated in the first quarter of fiscal 2026 was substantially complete as of January 31, 2026. The majority of the costs of the plan initiated in the fourth quarter of fiscal 2026 were incurred in fiscal 2026 and in the first quarter of fiscal 2027.

Interest and Other Income (Expense), Net

The following table sets forth the components of interest and other income (expense), net:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2026	2025	2026	2025
Interest and investment income (loss), net	$5	$11	$9	$9
Gain (loss) on foreign currency	1	1	(3)	4
Gain (loss) on strategic investments	(13)	(1)	43	(2)
Other income	1	1	3	2
Interest and other income (expense), net	$(6)	$12	$52	$13

Interest and other income (expense), net, changed by $18 million and increased by $39 million during the three and six months ended July 31, 2026, respectively, as compared to the same periods in the prior fiscal year. The change in the three months ended July 31, 2026, as compared to the same period in the prior fiscal year was primarily due to an increase in losses on strategic investments. The increase in the six months ended July 31, 2026 as compared to the same period in the prior fiscal year was primarily due to gains on strategic investments.

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

Provision for Income Taxes

We had income tax expense of $101 million, relative to pre-tax income of $593 million for the three months ended July 31, 2026, and income tax expense of $143 million, relative to pre-tax income of $456 million for the three months ended July 31, 2025. Income tax expense for the three months ended July 31, 2026, decreased compared to the corresponding periods in fiscal year 2026. In the preceding period, the company made an election in the U.S. regarding the timing of taxation of revenue, which reduced the taxable benefit arising from FDDEI and increased tax expense associated with NCTI.

We had income tax expense of $209 million, relative to pre-tax income of $1.19 billion for the six months ended July 31, 2026, and income tax expense of $225 million, relative to pre-tax income of 690 million for the six months ended July 31, 2025.

Income tax expense for the six months ended July 31, 2026, decreased compared to the corresponding periods in fiscal year 2026. The decrease reflects prior year impacts from the One Big Beautiful Bill Act (“OBBBA”) and the Company’s U.S. tax election regarding the timing of taxation of revenue, which reduced the tax benefit from FDDEI and increased tax expense associated with NCTI.

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

The Company filed a request to the Internal Revenue Service (“IRS”) in the U.S. in fiscal 2026 for non-automatic change in accounting method to no longer capitalize certain research and development expenditures in its controlled foreign corporations, in line with recent IRS guidance. The tax effects of the proposed accounting method change have not been recognized in the accompanying consolidated financial statements as of July 31, 2026 as IRS approval is required prior to recognition. The Company will record the impact of the method change in the period that IRS approval is obtained. We anticipate this method change will decrease our provision for income taxes due to reduction of tax expense associated with NCTI.

Signed into law on July 4, 2025, the OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in fiscal 2027. We have reflected the tax effects of OBBBA in our provision for income taxes as of July 31, 2026.

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

At July 31, 2026, our principal sources of liquidity were cash, cash equivalents, and marketable securities totaling $4.36 billion, net accounts receivable of $684 million, and our revolving loan facility. As disclosed below, after that date, we used a portion of our cash to fund our acquisition of MaintainX.

In May 2025, and as amended on June 15, 2026, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) by and among the Company, the lenders party thereto and Citibank, N.A. (“Citibank”), as administrative agent, which provides for an unsecured revolving loan facility in the aggregate principal amount of $2 billion. The proceeds from the 2025 Credit Agreement are available for working capital and general corporate purposes. At July 31, 2026, Autodesk had no outstanding borrowings under the 2025 Credit Agreement. See Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion on our covenant requirements and additional information with respect to the 2025 Credit Agreement. If we are unable to remain in compliance with the covenants under the 2025 Credit Agreement, we will not be able to draw on our revolving credit facility. Additionally, as of August 28, 2026, we have no amounts outstanding under the 2025 Credit Agreement.

In June 2026, we entered into a Term Loan Credit Agreement (“Term Loan Credit Agreement”) which provides for an unsecured 364-day delayed draw term loan facility in the aggregate principal amount of $1 billion. On August 3, 2026, we borrowed $1 billion under the Term Loan Agreement in connection with the acquisition of MaintainX. See also Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion.

In July 2026, Autodesk established a commercial paper program under which Autodesk may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2 billion outstanding at any time, with maturities up to 364 days from the date of issuance. We intend to use the net proceeds of the commercial paper notes for general corporate purposes and to fund the acquisition of businesses. For example, we partially funded the acquisition of MaintainX with borrowings under the commercial paper program. As of July 31, 2026, we had $1 billion of short-term outstanding borrowings under the commercial paper program. See also Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements," in the Notes to Condensed Consolidated Financial Statements for further discussion.

As of July 31, 2026, we have $2.50 billion aggregate principal amount of notes outstanding. See Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements,” in the Notes to Condensed Consolidated Financial Statements for further discussion.

On August 3, 2026, we acquired MaintainX for approximately $3.6 billion, net of cash acquired. See Part I, Item 1, “Financial Statements,” Note 19, “Subsequent Events,” in the Notes to Condensed Consolidated Financial Statements for further discussion. We financed the acquisition through borrowings under the Term Loan Credit Agreement, borrowings under our commercial paper program, and cash on hand.

Our cash and cash equivalents are held by diversified financial institutions globally. Our primary commercial banking relationship is with Citigroup and its global affiliates. In addition, Citibank N.A., an affiliate of Citigroup, is one of the lead lenders and agent in the syndicate of our $2 billion revolving credit facility.

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

	Six Months Ended July 31,
(in millions)	2026	2025
Net cash provided by operating activities	$1,468	$1,024
Net cash provided by investing activities	381	8
Net cash provided by (used in) financing activities	4	(634)

Net cash provided by operating activities of $1.47 billion for the six months ended July 31, 2026, primarily consisted of $983 million of our net income adjusted for $795 million non-cash items such as stock-based compensation expense, restructuring-related asset impairments, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax and by changes in operating assets and liabilities. The negative change in cash provided by working capital is primarily due to changes in accounts payable and other liabilities of $408 million due to the timing of payments related to employee compensation and related costs and deferred revenue of $434 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter partially offset by the change in accounts receivable of $753 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections.

Net cash provided by operating activities of $1.02 billion for the six months ended July 31, 2025, primarily consisted of $465 million of our net income adjusted for $885 million non-cash items such as stock-based compensation expense, restructuring-related asset impairments, amortization of costs to obtain a contract with a customer, depreciation, amortization, and accretion expense, and deferred income tax. The decrease in working capital is primarily due to a negative change in prepaid expenses and other assets of $539 million, and a decrease in deferred revenue of $287 million due to the timing of our billing installments and seasonality of billings in the fourth fiscal quarter, partially offset by the change in accounts receivable of $476 million due to the seasonality of our billings in the fourth fiscal quarter and timing of cash collections from customers.

Net cash provided by investing activities was $381 million for the six months ended July 31, 2026, primarily due to sales and maturities of marketable securities partially offset by purchases of marketable securities. Net cash provided by investing activities was $8 million for the six months ended July 31, 2025, primarily due to sales and maturities of marketable securities partially offset by purchases of marketable securities.

Net cash provided by financing activities was $4 million for the six months ended July 31, 2026, primarily due to proceeds from the issuance of short-term debt partially offset by the repurchases of common stock. Net cash used in financing activities was $634 million for the six months ended July 31, 2025, primarily due to repurchases of common stock and payment of notes payable due in June 2025 partially offset by the proceeds from the issuance of notes payable due in June 2035.

Glossary of Terms

Billings: Total revenue plus the net change in deferred revenue, as presented in the consolidated statement of cash flows, less the net change in contract assets for the reporting period.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue, earnings, cash flows, receivables, and payables are subject to fluctuations due to changes in foreign currency exchange rates. Our risk management strategy utilizes foreign currency contracts to manage our exposure to foreign currency volatility that exists as part of our ongoing business operations. We utilize cash flow hedge contracts to reduce the exchange rate impact on a portion of the net revenue or operating expense of certain anticipated transactions. In addition, we use balance sheet hedge contracts to reduce the exchange rate risk associated primarily with foreign currency denominated receivables and payables. As of July 31, 2026, and January 31, 2026, we had open cash flow and balance sheet hedge contracts with future settlements generally within one to 12 months. Contracts were primarily denominated in Australian dollars, British pounds, Canadian dollars, Euros, and Japanese yen. We do not enter into foreign exchange derivative instruments for trading or speculative purposes.

Our option and foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	July 31, 2026		January 31, 2026
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward Contracts:
Purchased	$1,806	$(16)	$1,743	$18
Sold	1,577	1	2,166	(20)
Option Contracts:
Purchased	2,044	21	1,597	12
Sold	2,164	(4)	1,698	(13)

We use foreign currency contracts to reduce the exchange rate impact on the net revenue and operating expenses of certain anticipated transactions. A hypothetical 10% appreciation of the U.S. dollar from its value at July 31, 2026, and January 31, 2026, would increase the fair value of our foreign currency contracts by $180 million and $159 million, respectively. A hypothetical 10% depreciation of the dollar from its value at July 31, 2026, and January 31, 2026, would decrease the fair value of our foreign currency contracts by $68 million and $158 million, respectively.

Interest Rate Risk

Interest rate movements affect both the interest income we earn on our short-term investments and the market value of certain longer-term securities. At July 31, 2026, we had $782 million of cash equivalents and marketable securities, including $57 million classified as short-term marketable securities and $202 million classified as long-term marketable securities. If interest rates were to move up or down by 50 or 100 basis points over a 12-month period, the market value change of these securities would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

For information regarding certain current legal proceedings, refer to “Legal Proceedings” in Note 14, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition to the legal proceedings referenced in Note 14, we are involved in the following additional legal proceedings.

On June 7, 2024, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our directors at the time of the complaint and our Chief Strategy Officer as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, and waste of corporate assets, based on similar underlying allegations contained in the purported federal securities class action complaint described in Note 14 to the Condensed Consolidated Financial Statements (“Note 14”). A second purported stockholder derivative complaint naming the same defendants was filed in the Northern District of California on June 25, 2024. The complaint in that case generally alleges violations of Section 10(b) of the Exchange Act and Rule 10b-5, Section 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution, also based on similar underlying allegations contained in the purported federal securities class action described in Note 14. On October 29, 2024 the Court consolidated and stayed the two stockholder derivative actions. A third purported stockholder derivative complaint naming the same defendants was filed in the District of Delaware on February 14, 2025. That complaint generally alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5, Sections 14(a) and 20(a) of the Exchange Act, breach of fiduciary duties, misappropriation of information, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, also based on similar underlying allegations contained in the purported federal securities class action described in Note 14. The plaintiff in the District of Delaware action filed a notice of voluntary dismissal of the action without prejudice on April 4, 2025, which the Court entered on April 7, 2025.

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

In addition, we frequently introduce new business models or methods that require a considerable investment of technical and financial resources, such as our introduction of flexible subscription and service offerings, our transition of multi-subscription plans to named-user plans and our new transaction model. In addition, our acquisition of MaintainX expands our relationship with manufacturing, and architecture, engineering, and construction customers into asset operations and maintenance management. It is uncertain whether these strategies, including our product and pricing changes, will accurately reflect customer demand or be successful, or whether we will be able to develop the necessary infrastructure and business models more quickly than our competitors. We make such investments through further development and enhancement of our existing products and services, as well as through acquisitions. Such investments may not result in sufficient revenue generation to justify their costs and could result in decreased net revenue or profitability. If we are not able to meet customer requirements, either with respect to new customers or existing customers, and either with respect to our software or the manner in which we provide such products, or if we are not able to adapt our business model to meet our customers’ requirements, our business, financial condition, or results of operations may be adversely impacted.

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

We regularly acquire or invest in businesses, software solutions, and technologies that are complementary to our business through acquisitions, strategic alliances, or equity or debt investments, including several transactions in fiscal 2025, fiscal 2026 and fiscal 2027. We also recently acquired MaintainX, Inc. The risks associated with such acquisitions include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities such as intellectual property infringement claims; failure to realize anticipated revenue and cost projections and expected synergies; the requirement to test and assimilate the internal control processes of the acquired business in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and diversion of management's time and attention. In addition, such acquisitions and investments involve other risks such as:

•the inability to retain customers, key employees, vendors, distributors, business partners, and other entities associated with the acquired business;
•the inability to integrate completed acquisitions or combinations in an efficient and timely manner;
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

International net revenue represented 65% of our net revenue for both the six months ended July 31, 2026 and 2025. Our international revenue, some of which comes from emerging economies, is subject to economic and political conditions in foreign markets, including those resulting from economic and political conditions in the United States. Our total revenue is also impacted by the relative geographical and country mix of our revenue over time. Our dependency on international revenue makes us much more exposed to global economic and political trends, which can negatively impact our financial results even if our results in the United States are strong for a particular period.

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

In addition, in recent years, the United States has instituted or proposed changes to foreign trade policy, including the negotiation or termination of trade agreements, the imposition of new or increased tariffs on products imported from certain countries; economic sanctions on individuals, corporations, or countries; and other government regulations affecting trade between the United States and other countries in which we do business. For example, the United States and other global actors have continued to impose sanctions and export restrictions as a result of the war against Ukraine launched by Russia, the geopolitical landscape with respect to China, ongoing conflicts in the Middle East, and other risks. Additionally, recent executive actions and executive branch policies in the United States, such as those communicated in a February 2025 memorandum regarding a change in U.S. policy with respect to the negotiation and imposition of digital services taxes and regulations by other countries, suggest a broader purview for changes in U.S. trade policy, including a significant increase in the imposition of tariffs, as a component of U.S. foreign policy. For example, since March 2025 the United States has imposed additional tariffs on various commodities under authorities provided in Section 232 of the Trade Expansion Act of 1962, including but not limited to steel, aluminum, passenger vehicles and trucks (and components for such vehicles), and other industry-specific targets. Between February 2025 and February 2026, the United States placed additional fentanyl-related tariffs on most goods from China, Canada and Mexico (with an exception for goods qualifying for duty-free treatment under the U.S.-Mexico-Canada Agreement); and between April 2025 and February 2026 placed additional reciprocal tariffs on most imports from U.S. trading partners other than Canada, Mexico, Russia, Belarus, Cuba, and North Korea. These additional U.S. tariffs were implemented under authorities asserted in the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. Although the U.S. government began rolling out a system to process refund requests for certain affected entities, the availability, timing, and amount of any related refunds associated with payments of these duties remain uncertain and subject to further legal, regulatory, and administrative action. Between February 24, 2026, and July 24, 2026, the U.S. government also implemented a global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974. Upon expiration of the Section 122 temporary import surcharge on July 24, 2026, the U.S. government implemented tariffs of up to 10% or 12.5% on imported commodities from 60

U.S. trading partners, with certain items excepted, under authorities provided under Section 301 of the Trade Act of 1974, following a determination by the U.S. Trade Representative that these trading partners have insufficiently implemented or enforced forced labor laws. The United States also recently announced an intent to impose 50% tariffs on certain products of Canada effective August 19, 2026 under authorities provided in Section 338 of the Tariff Act of 1930. Additional trade-related investigations by the U.S. government are in progress and could result in the imposition of additional tariffs, including under Sections 232, 301, 122, and 338.

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

We derive a substantial portion of our net revenue from sales of subscriptions of a limited number of our offerings, including AutoCAD software, solutions based on AutoCAD, which include our collections that serve specific markets, and products that are interoperable with AutoCAD. Any factor adversely affecting sales of these subscriptions, including the product release cycle, market acceptance, product competition, performance and reliability, reputation, price competition, economic and market conditions, and the availability of third-party applications, would likely harm our financial results. During the six months ended July 31, 2026 and 2025, combined revenue from our standalone AutoCAD and AutoCAD LT family products represented 24% and 25% of our total net revenue, respectively.

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

Hackers regularly have targeted our systems, offerings, services, and applications, and we expect them to do so in the future. To date, we have not considered any such identified security events as material to us, including to our reputation or business operations, or had a material financial impact, but there can be no assurance that future cyberattacks will not be material or otherwise significant. Security breaches or incidents disrupt the proper functioning of our systems, solutions, offerings, applications, or services; cause errors in the output of our customers’ work; allow unauthorized access to or unauthorized use, disclosure, modification, loss, unavailability, or destruction of, sensitive data or intellectual property, including proprietary or confidential information of ours or our customers; or cause other destructive or disruptive outcomes. The risk of a security incident, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. These threats include, among others, identity theft, unauthorized access, DNS attacks, wireless network attacks, viruses and worms, malware, bugs, vulnerabilities, advanced persistent threats, application-centric attacks, peer-to-peer attacks, social engineering, phishing, credential stuffing, malicious file uploads, backdoor trojans, supply chain attacks, ransomware attacks, and distributed denial of service attacks. In addition, third parties may attempt to fraudulently induce our employees, vendors, partners, customers, or users to disclose information to gain access to our data or our customers’ or users’ data and there is the risk of employee, contractor, or vendor error or malfeasance. These risks are compounded given the shift in recent years to work-from-home arrangements for a large population of employees and contractors, as well as employees and contractors of our third-party technology providers and vendors, and the risks could also be elevated in connection with the ongoing wars between Ukraine and Russia and conflicts in the Middle East as we and our third-party technology providers and vendors are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies. Additionally, these threats continue to evolve in sophistication and volume and are difficult to detect and predict due to advances in electronic warfare techniques, advances in cryptography and other technologies, including AI and machine learning. AI and machine learning technologies have the potential to increase the impact and speed of cyber-attacks, and may be able to be used to detect, and take advantage of vulnerabilities in, systems or networks. These or other uses of AI by third parties or our employees may increase our risks of being subject to a security breach or incident or increase the impact of certain attacks, breaches, or incidents. Despite our significant efforts to create security barriers to such threats, we cannot entirely mitigate these risks, and there is no guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties will not gain unauthorized access to such information.

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

We sell our software products both directly to end users and through a network of distributors and resellers. Our distributor, TD Synnex accounted for 8% and 18% of our total net revenue for the six months ended July 31, 2026 and 2025, respectively. Our revenue by direct sales channel may fluctuate as a percentage of total net revenue. We expect our indirect channel will continue to transact and support a portion of our customers, particularly in emerging regions. Our ability to effectively distribute our solutions depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, and have previously experienced difficulties during times of economic contraction as well as during the past several years. We have processes to ensure that we assess the creditworthiness of distributors and resellers prior to our sales to them. In the past we have taken steps to support them, and may take additional steps in the future, such as extending credit terms and adjusting our incentives. These steps, if taken, could harm our financial results. If our distributors and resellers were to become insolvent, they would not be able to maintain their business and sales or provide customer support services, which would negatively impact our business and revenue.

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

As of July 31, 2026, we had outstanding indebtedness in an aggregate principal amount of $2.5 billion under notes due at various times from June 2027 to June 2035 and $1 billion of short-term outstanding borrowings under the commercial paper program, and on August 3, 2026, we borrowed $1 billion under the Term Loan Agreement in connection with the acquisition of MaintainX, all as described in Part I, Item 1 “Financial Statements”, Note 11, “Borrowing Arrangements.” In May 2025, and as amended on June 15, 2026, we entered into the 2025 Credit Agreement, which provides for an unsecured revolving loan facility in an aggregate principal amount of up to $2 billion, as described in Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements”. Maintenance of our indebtedness, contractual restrictions, and additional issuances of indebtedness could:

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

We are required to comply with the covenants set forth in the 2025 Credit Agreement and the Term Loan Agreement. If we breach any of the covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, we would not be able to incur additional indebtedness under the 2025 Credit Agreement described in Part I, Item 1, “Financial Statements,” Note 11, “Borrowing Arrangements,” and the lenders under the 2025 Credit Agreement or the lenders under the Term Loan Agreement, as applicable, could declare any outstanding indebtedness under the 2025 Credit Agreement or the Term Loan Agreement, respectively, immediately due and payable, which declaration could also lead to a default under agreements governing our outstanding senior notes and any future indebtedness and could significantly impair our ability to issue commercial paper. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of our securities. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, the interest rate payable by us under the 2025 Credit Agreement and the Term Loan Agreement could increase. Downgrades in our credit ratings could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing. In addition, a downgrade of our short-term credit ratings could impact our ability to access the commercial paper markets and increase our borrowing costs on commercial paper or alternative funding sources, including our revolving credit facility or other credit facilities. If our access to commercial paper markets were to become limited, we would need to obtain short-term funding under our revolving credit facility, which would expose us to variable interest rates.

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

Tax laws in the United States and in foreign tax jurisdictions are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Due to the complexity and varying interpretations of new and existing tax laws, the U.S. Department of Treasury and other standard-setting bodies have issued and will continue to issue regulations and interpretative guidance that could significantly impact how we will apply the law and the ultimate effect on our results of operations, including for our prior tax years. For example, California has recently amended its sales tax law to subject certain retail sales of digital pre-written software, cloud-based applications, and software services to sales tax in California, effective January 1, 2027, which may increase the cost to our California-based customers of purchasing our products. In addition, increases in corporate tax rates, could increase our effective tax rate, cash taxes and have an adverse effect on our results from operations.

Increasingly, tax authorities are reviewing existing corporate tax regulatory and legal regimes. Many countries are actively considering or implementing new taxing regimes and changes to existing tax laws. This could include U.S. and foreign tax law developments related to changes to long-standing tax principles arising from proposals made by the Organization for Economic

Co-operation and Development (the “OECD”) that seek to allocate greater taxing rights to countries where customers are located and establish a global minimum tax rate of 15% (“Pillar Two”). On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. If U.S. or foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.

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

We make assumptions, judgments, and estimates for a number of items, including revenue recognition for product subscriptions and enterprise business agreements, the determination of the fair value of acquired assets and liabilities, and the realizability of deferred tax assets. We also make assumptions, judgments, and estimates in determining the accruals for uncertain tax positions, variable compensation, partner incentive programs, loss contingencies, and operating lease liabilities. These assumptions, judgments, and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended July 31, 2026.

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

The following table provides information about the repurchase of common stock in open-market transactions during the three months ended July 31, 2026:

(Shares in thousands)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
May 1 - May 31, 2026	449	$240.31	449	$6,929
June 1 - June 30, 2026	1,099	201.51	1,099	$6,708
July 1 - July 31, 2026	592	209.57	592	$6,584
Total	2,140	$211.89	2,140
 ________________
(1)This represents shares purchased in open-market transactions under the stock repurchase plans approved by the Board of Directors.
(2)These amounts correspond to the plans publicly announced and approved by the Board of Directors in November 2022 and November 2024 that each authorized the repurchase of $5 billion. At July 31, 2026, $1.58 billion and $5 billion remained available for repurchase under the November 2022 and November 2024 repurchase programs, respectively. The plans do not have a fixed expiration date. See Part I, Item 1, “Financial Statements,” Note 15, “Stockholders' Equity,” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter ended July 31, 2026, the following officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 29, 2026, Andrew Anagnost, our President and Chief Executive Officer terminated his pre-existing Rule 10b5-1 trading arrangement adopted on August 29, 2025 providing for the sale from time to time of an aggregate of up to 93,097 shares of our common stock.

On June 23, 2026, Mr. Anagnost, adopted a new Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 66,394 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 1, 2027, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 6.EXHIBITS

The Exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporation by Reference
Exhibit No.	Description	Filed Herewith	Form	SEC File No.	Exhibit	Filing Date
2.1*	Agreement and Plan of Merger, dated as of May 28, 2026, by and among Autodesk, Inc., Matterhorn Acquisition Corp., MaintainX Inc. and Shareholder Representative Services LLC		8-K	000-14338	2.1	05/28/2026

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Autodesk, Inc.		8-K	000-14338	3.1	06/18/2026

10.1*	Amendment No. 1 to credit agreement, dated June 15, 2026, by and among Autodesk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent		8-K	000-14338	10.1	06/15/2026

10.2*	Credit agreement, dated June 15, 2026, by and among Autodesk, Inc., the lenders party thereto, and Citibank, N.A., as administrative agent		8-K	000-14338	10.2	06/15/2026

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	X

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS ††	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH ††	Inline XBRL Taxonomy Extension Schema

101.CAL ††	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF ††	Inline XBRL Taxonomy Definition Linkbase

101.LAB ††	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE ††	Inline XBRL Taxonomy Extension Presentation Linkbase

104 ††	Cover Page Interactive Data File - the cover page interactive data is embedded within the Inline XBRL document or included within the Exhibit 101 attachments

*	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the U.S. Securities and Exchange Commission.
†	The certifications attached as Exhibit 32 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Autodesk, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 28, 2026

AUTODESK, INC.
(Registrant)

/s/ JANESH MOORJANI
Janesh Moorjani
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)